Form 10QSB
period 1995-09-30
ASPEN EXPLORATION CORP
filed 1995-11-07
CIK 319458

                                  FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C.  20549

MARK ONE
            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995
                                              ------------------

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-9494

                         ASPEN EXPLORATION CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          84-0811316
--------------------------------                       -------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            I.D. Number)


        Suite A, 7925 East Harvard Avenue, Denver, Colorado, 80231
------------------------------------------------------------------------------
        (Address of Principal Executive Offices)           (Zip Code)

                                (303)  337-3600
------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

          Class                               Outstanding at November 1, 1995
     -----------------                        -------------------------------
      Common stock,
      $.005 par value                                    4,271,322

Part One.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          September 30,       June 30,
                                              1995             1995
                                          ------------      -----------
                                           (Unaudited)        (Audited)
Current Assets:

  Cash and cash equivalents.............  $  221,911        $  116,891
  Precious metals.......................     855,658           718,388
  Accounts receivable, trade............      17,742            30,997
  Prepaid expenses......................       3,471             4,651
                                           ---------         ---------
     Total current assets...............   1,098,782           870,927
                                           ---------         ---------
Investment in oil and gas properties,
 at cost (full cost method of
 accounting)............................   1,054,574         1,031,693
  Less accumulated depletion and
   valuation allowance..................    (768,374)         (760,874)
                                           ---------         ---------
                                             286,200           270,819
                                           ---------         ---------
Property and equipment, at cost:
  Furniture, fixtures and vehicles......     135,147           135,147
  Less accumulated depreciation.........    (107,288)         (104,348)
                                           ---------         ---------
                                              27,859            30,799
                                           ---------         ---------
Undeveloped mining properties, at cost
 less reserve for impairment of
 $193,495...............................      18,987            11,633
                                           ---------         ---------
Cash surrender value, life insurance....     143,710           129,627
                                           ---------         ---------
Organization cost,
  Aspen Recursos de Mexico (Note 4).....      28,274            29,187
                                           ---------         ---------
     TOTAL ASSETS.......................  $1,603,812        $1,342,992
                                           =========         =========

                             (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,         June 30,
                                                        1995               1995
                                                     -----------        -----------
                                                     (Unaudited)         (Audited)
Current liabilities:
  Accounts payable and accrued
   expenses.............................             $    54,465        $    88,121
  Advances from joint owners............                 123,114                -0-
  Severance taxes payable (Note 5)......                  41,334             83,419
  Due to related parties................                   7,212              9,207
                                                      ----------         ----------
  Total current liabilities.............                 226,125            180,747
                                                      ----------         ----------
Commitments and contingencies
    (Note 5)
Stockholders' equity
    (Note 5):
  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 1995:
     4,374,922 and 4,297,922 at June
     30, 1995...........................
    Outstanding: At September 30, 1995
      4,271,322 and 4,194,322 at June
      30, 1995..........................                  21,489             21,489





  Capital in excess of par value........               5,640,323          5,640,323
  Accumulated deficit...................              (4,237,371)        (4,452,813)
                                                      ----------         ----------
                                                       1,424,441          1,208,999
  Less common stock in treasury, at
    cost: 103,600 shares................                 (46,754)           (46,754)
                                                      ----------         ----------
  Total stockholders' equity............               1,377,687          1,162,245
                                                      ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY.................................             $ 1,603,812        $ 1,342,992
                                                      ==========         ==========


                         See Notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended
                                              September 30,
                                          ----------------------
                                               (unaudited)
                                             1995        1994
                                          ----------  ----------
REVENUES:
---------
  Oil and gas...........................  $   99,349  $   97,710
  Mineral...............................     236,825     231,758
  Alaska mining tax exemption (Note 5)        45,000         -0-
  Interest and other, net...............       6,268         123
                                           ---------   ---------
Total Revenues..........................     387,442     329,591
                                           ---------   ---------

COSTS AND EXPENSES:
  Oil and gas production................       7,046      88,168
  Depreciation, depletion and
   amortization.........................       7,500      22,700

  Selling, general and administrative.       157,454     171,618
                                           ---------   ---------
Total Costs and Expenses................     172,000     282,486
                                           ---------   ---------

NET INCOME (LOSS).......................  $  215,442  $   47,105
                                           =========   =========
NET INCOME PER COMMON SHARE.............        $.05        $.01
                                           =========   =========
Weighted average number of common
 shares outstanding.....................   4,271,322   4,194,322
                                           =========   =========




                     The accompanying notes are an integral
                           part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           Three months ended September 30,
                                                1995              1994
                                          -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................      $ 215,442          $  47,105
Adjustments to reconcile net income
  to net cash provided by (used in)
   operating activities:
Proceeds from sale of precious metals            99,554            203,937
Depreciation, depletion & amortization           11,928             26,434
Loss on sale of precious metals.........          9,765             11,228
(Increase) in precious metals...........       (246,589)          (242,986)
(Increase) decrease in accounts
  receivable............................         13,255             (3,553)
(Increase) decrease in prepaid expense            1,180             (6,534)
Increase (decrease) in accounts
  payable and accrued expenses..........         47,373             (1,358)
Increase (decrease) in due to related
  parties...............................         (1,995)             3,145
                                               --------           --------
Net cash provided by operating
 activities.............................        149,913             37,418
                                               --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of oil & gas properties...........            -0-              5,679
Purchase of oil & gas properties........        (22,881)               -0-
Additions to undeveloped mining
  properties............................         (7,354)           (13,518)
Investment in subsidiaries..............           (575)           (11,554)
Purchase of office equipment............            -0-               (643)
Additions to cash surrender value.......        (14,083)           (14,067)
                                               --------           --------
Net cash used in investing
 activities.............................        (44,893)           (34,103)
                                               --------           --------
NET INCREASE IN CASH....................        105,020              3,315
                                               --------           --------
CASH AND CASH EQUIVALENTS,
  AT BEGINNING OF PERIOD................        116,891             46,042
                                               --------           --------
CASH AND CASH EQUIVALENTS,
  AT END OF PERIOD......................      $ 221,911          $  49,357
                                               ========           ========

                     The accompanying notes are an integral
                           part of these statements.

                         ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                               September 30, 1995

Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1995, which is available without cost from Aspen Exploration Corporation upon request.

Note 2 - Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.

Note 3 - Income Taxes

   The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of July 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of July 1, 1993. At September 30, 1995 the Company had Net Operating Loss ("NOL") carry-forwards for tax purposes of approximately $4,541,918 (expiring in the years 1996 to 2008). In addition, the Company had tax credit carry-forwards of approximately $36,000 (expiring in the years 1996 to 2001).

   Deferred tax assets (liabilities) at September 30, 1995 are as follows:

     Gross Deferred Tax Assets:

       Net operating loss carry-forward..  $1,544,252
       Valuation allowance for deferred
          tax assets.....................  (1,531,344)
                                           ----------

          Net Deferred Tax Asset               12,908
                                           ----------

     Gross Deferred Tax Liabilities:

       Depreciation and other property,
         plant and equipment basis
         differences.....................     (12,908)
                                           -----------

     Net Deferred Tax Asset (Liabilities)  $    -0-
                                           ===========


   Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

   The components of income tax expenses for the quarter ended September 30, 1995 are as follows:

         Current             $56,119

         Benefits of income
          tax carry-forward  (56,119)

         Deferred               -0-
                             -------

         Income tax expense   $ -0-
                             =======

   The effective income tax rate applicable to the current provision before applying the tax carry-forward benefit was 27%.

Note 4 - Organization Costs

   During the first quarter ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of September 30, 1995, the subsidiary had acquired no properties in Mexico.

Note 5 - Commitments and Contingencies

   On September 11, 1995 (effective September 1, 1995) the Company issued shares of common stock for services contributed to the Company to various directors, employees and consultants as follows:

                                                        No. of
                          Name             Position     Shares
                ------------------------  ----------    ------
                Lawton L. Clark            Director     25,000
                Robert F. Sheldon          Director     25,000
                Judith L. Shelton          Employee      2,000
                Ray K. Davis               Consultant   25,000
                                                        ------
                                                        77,000
                                                        ======

   The North Strand #1 well located in Kern County, California was spudded (drilling commenced) on August 15, 1995. The total depth of 10,000' was reached on August 24, 1995. The mud log recorded oil and gas shows while drilling from two intervals located at depths below the surface of approximately 9175' and 9700'. A full suite of electric logs was obtained from 1,100' to 10,000'. Sidewall core samples were also taken across the potential zones of interest. After careful analysis of the mud logs, electric logs, and sidewall cores by the Company, an independent geologist, an independent log analyst, and a sidewall core specialist, the decision was made to install and cement production casing and attempt to complete the well as an oil and gas producer.

   It appeared that two potentially productive zones existed in the Stevens formation which might contain sufficient porosity, permeability, and oil saturations to produce hydrocarbons.

   Completion operations commenced on the North Strand #1 well on September 24, 1995. The lower Stevens interval was perforated from 9706' to 9715'. This zone was swab tested for 10 hours and recovered 109 barrels of fluid (31 barrels of high quality oil and 78 barrels of water). This equates to a daily rate of 75 barrels of oil per day (BOPD) and 187 barrels of water per day (BWPD). This zone was then isolated and the upper Stevens interval was perforated from 9148' to 9150' and 9160' to 9166'. The swab test on this zone yielded very high flow rates of approximately 500 barrels of fluid per day (BFPD), the oil cuts averaged 12.5%. The well flowed for brief periods from this zone. Both zones were then tested together at flow rates of 350 BFPD and an oil cut of 8.5%. The completion rig was released on October 6, 1995.

   The Company has elected to pump test this well to further evaluate its potential as an economic producing oil well. Rental surface equipment is currently being installed and the Company plans to begin testing early in November, 1995.

   The Company has a 10% working interest in the well and an estimated capital commitment at September 30, 1995 of approximately $7,000.

   The Grey Wolf #1 well located in Kern County, California was spudded (drilling commenced) on October 10, 1995. The total depth of 4200' was reached on October 20, 1995. The mud log recorded gas shows while drilling from 3698' to 3708', 3715' to 3717', 3970' to 3973', and 4096' to 4098'. A
   full suite of electric logs was run from 450' to 4200'. After careful analysis of the mud logs and electric logs, the decision was made to install and cement production casing and attempt to complete the well as a gas producer.

   The next phase of evaluation will include the running and cementing of 5 1/2" production casing (completed), wellhead, 2 3/8" tubing, cement bond log, perforating, pressure recording equipment, testing, supervision and other miscellaneous items. If the well flows gas, the well will be tested to estimate the future gas flow rates, pressures and ultimate recoverable reserves. This information is crucial in determining if the investment required to purchase the surface facilities and connect the well to the Southern California Gas Company pipeline is justified. A gas processing plant may be required to extract liquids from the gas.

   The Company has an 18% working interest in the well and an estimated capital commitment at September 30, 1995 ranging from approximately $46,000 to $118,000, depending on whether the well is completed as a producer or plugged and abandoned.

   During January, 1995, the Company received notice from the State of Alaska Department of Revenue for unpaid License Tax on Royalties from Mines and Mining ("License Taxes") for the years 1991 through 1993. The Company has contested these License Taxes and believes it is exempt from all, or substantially all, of these taxes.

   The State of Alaska Administrative Code, Title 15 Revenue, Chapter 65 Mining License Tax, states in part that a corporation owning a mining property and receiving royalty payments based on production from the property shall obtain a mining license and be subject to the License Tax. The Tax Code provides that the Department of Natural Resources will issue Certificates of Initial Production as of the date which production begins for each new mining operation. Based on the Certificate of Initial Production, the Department of Revenue determines if an operation qualifies as a new mining operation and may issue a Certificate of Exemption. The Certificate of Exemption qualifies a mining operation to be exempt from the License Tax for three and one-half years after production begins.

   Neither the operator of the Valdez Creek mine nor the Company filed the required Affidavit of Initial Production with the Department of Natural Resources to obtain a Certificate of Initial Production. A Certificate of Exemption was never issued to the Company.

   On August 3, 1995 the Company, through its lawyers in Anchorage, Alaska, filed a letter and supporting documents with the Alaska Department of Natural Resources requesting that they issue Certificates of Initial Production retroactively to March, 1991, the date of first initial production, or Phase I, and June, 1993, the date that Phase II (a new mining operation) began.

   Pending the outcome of the Company's petition seeking relief from these taxes, the Company recorded, as of June 30, 1995, a liability of $45,000, which approximates the amount of taxes due under the second phase of the Valdez Creek operations.

   On October 30, 1995 the Alaska Department of Revenue notified the Company that the Department of Natural Resources had issued Certificates of Initial Production to the Department of Revenue. The Department of Revenue further stated that no taxes were due for the period 1991 through September 30, 1995. Accordingly, the $45,000 liability has been reversed and shown as income from mining tax exemptions in the current period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

As reflected in the balance sheet and statement of cash flows, cash and equivalents increased by $105,020 for the three-month period, from $116,891 at June 30, 1995 to $221,911 at September 30, 1995. The net cash provided by operations for the three-month period ended September 30 totaled $149,913. Had Registrant received cash rather than in-kind gold royalties, cash flow from operating activities would have been $396,502 for the same three-month period. Net cash used by investing activities for the three-month period ended September 30, 1995 totaled $44,893.

Working capital increased from $690,180 at June 30, 1995 to $872,657 at September 30, 1995. Included in working capital at September 30 is $855,658 of precious metals, primarily gold. As Registrant's precious metals are carried at the lower of cost or market, fluctuations in market prices for precious metals will affect the carrying amount of Registrant's precious metals and, accordingly, Registrant's working capital. At September 30, 1995 the market value of precious metals in inventory was $856,589 which exceeded the total book value reflected on the balance sheet ($855,658). Therefore, no writedown of the gold inventory was necessary at September 30, 1995.

During the three-month period ended September 30, 1995, Cambior Alaska ("Cambior") continued mining operations on properties where Registrant owns various mineral royalty interests. During the three-month period, Registrant received approximately 748 troy ounces of raw gold from Cambior, valued at $246,589. As Registrant's Valdez properties are carried at zero-dollar value on the balance sheet, Registrant has no direct costs associated with in-kind royalties. Registrant has been advised by Cambior that in-kind gold royalty payments to Registrant terminated September 30, 1995 at which time Cambior ceased operations on the Valdez Creek properties, except for continuing reclamation requirements. Upon completion of mining restoration, Cambior will reassign the Valdez Creek mining claims to Registrant. Registrant is investigating the geology of both lode and placer gold deposits at Valdez Creek and studies of remaining gold resources are being undertaken.

Registrant anticipates that production from its oil and gas properties and sales of its in-kind gold royalties will provide adequate liquidity for the near term future. However, should Registrant fail to replace the oil and gas reserves sold during fiscal 1995 and gold production that ceased in September, 1995, Registrant would likely experience difficulty meeting its financial commitments beyond the fiscal period ending June 30, 1997.

Results of Operations
---------------------

Registrant's operations for the three-month period ended September 30, 1995 continued to be focused on the production of oil and gas, and the investigation for possible acquisition of properties prospective for precious metals. In addition, Registrant continued to receive in-kind gold royalties through September 30, 1995 from its Valdez Creek, Alaska properties, and was drilling two wildcat wells in Kern County, California.

Oil and gas revenue increased from $97,710 for the three months ended September 30, 1994 to $99,349 (or 1.6%) for three months ended September 30, 1995. This increase was due to an increase in promotional fees and administrative overhead fees of $52,500 and $26,039, respectively, charged to participants to acquire and drill the North Strand #1 well in Kern County. This increase was almost entirely offset by a reduction in oil and gas revenue and administrative fees received by Registrant on producing properties sold in the fourth quarter of fiscal year ended June 30, 1995.

Oil and gas production costs decreased from $88,168 at September 30, 1994 to $7,046 at September 30, 1995, (a decrease of $81,122 or 92%). Substantially all of this decrease was the result of Registrant's sale of high cost, poorly performing oil and gas producing properties during the fourth quarter of fiscal 1995.

Depreciation, depletion and amortization declined from $22,700 at September 30, 1994 to $7,500 at September 30, 1995, a $15,200 reduction, or 67%. Again, the decline was due to the sale of underperforming properties.

Gold royalties received were fairly constant for the quarter ended September 30, 1995 as compared to September 30, 1994. Gold royalties amounted to 748 troy ounces in 1995 and 722 troy ounces in 1994. Revenue from gold royalties was $236,825 at September 30, 1995 compared to $231,758 at September 30, 1994.

As mentioned previously, Registrant has been advised by Cambior, operator of the Valdez Creek mine, that in-kind gold royalty payments were terminated effective September 30, 1995 and mining operations ceased as of that date.

With the cessation of mining operations and the elimination of gold royalties, Registrant could experience operating losses in the future if it fails to replace its current gold production.

During January, 1995, Registrant received notice from the State of Alaska Department of Revenue for unpaid License Tax on Royalties from Mines and Mining for the years 1991 through 1993. Registrant contested these License Taxes and believed it to be exempt from these taxes. Pending the outcome of Registrant's petition seeking relief from these taxes, Registrant recorded a liability of $45,000 at June 30, 1995 for the estimated amount of the taxes due. On October 30, 1995 the Alaska Department of Revenue notified Registrant that it had accepted its petition for relief and no taxes were due through September 30, 1995. Accordingly, Registrant reversed its recorded liability to the State of Alaska and recorded revenue in the amount of $45,000 for the Alaska Mining License Tax exemption.

Selling and general and administrative expenses for the three-month period ended September 30, 1995 decreased $14,164 or 8.3%. This decrease was due primarily to a decrease in consulting fees of approximately $24,100 and travel expenses of $17,943 associated with a consulting geologist retained by Registrant to explore for mining prospects in the western United States and Mexico. The services of this geologist were discontinued in January of 1995. These decreases in consulting and travel expense were offset by costs incurred to establish an oil and gas exploration office in Bakersfield, California during the fourth quarter of 1995. Salaries, vehicle expense, medical expense and office expense for the California office were approximately $30,200 for the quarter ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASPEN EXPLORATION CORPORATION
                                                 (Registrant)



                                        /s/ R. V. BAILEY
                                        _______________________________
                                        By:  R. V. Bailey,
November 8, 1995                             Chief Executive Officer,
                                             Principal Financial Officer