Form 10QSB
period 1995-12-31
ASPEN EXPLORATION CORP
filed 1996-02-12
CIK 319458

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-Q-SB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______


Commission File Number 0-9494



                        ASPEN EXPLORATION CORPORATION




         Delaware                                      84-0811316
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        I.D. Number)


            2050 S. Oneida Street, Suite 208, Denver, Colorado, 80224
               (Address of Principal Executive Offices)       (Zip Code)

                                 (303) 639-9860


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                               Outstanding at February 1, 1996
  Common stock,
  $.005 par value                                 4,271,322

Part One.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                           December 31,            June 30,
                                               1995                  1995
                                            ----------            ----------
                                           (Unaudited)             (Audited)
Assets
Current assets:
  Cash and equivalents................      $  453,963            $  116,891


  Precious metals.....................         471,059               718,388
  Accounts receivable.................          28,478                30,997
  Prepaid expenses and other..........           8,654                 4,651
                                            ----------            ----------
    Total current assets..............         962,154               870,927
                                            ----------            ----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting).........................       1,388,830             1,031,693
  Less accumulated depreciation,
    depletion, amortization and
    valuation allowance...............        (784,497)             (760,874)
                                            ----------            ----------
    Net oil and gas properties........         604,333               270,819
                                            ----------            ----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles....         136,581               135,147
  Less accumulated depreciation and
    amortization......................        (110,228)             (104,348)
                                            ----------            ----------
    Net property and equipment........          26,353                30,799
                                            ----------            ----------
Undeveloped mining properties, at cost
  less reserve for impairment of
  $193,495............................          18,987                11,633
                                            ----------            ----------
Organization cost - Aspen Recursos de
  Mexico (Note 4).....................          26,860                29,187
                                            ----------            ----------


Cash Surrender Value, life insurance..         157,794               129,627
                                            ----------            ----------

    TOTAL ASSETS......................      $1,796,481            $1,342,992
                                            ==========            ==========
                              (Statement Continues)

                 See notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                             December 31,           June 30,
                                                 1995                 1995
                                             ----------           ----------
                                             (Unaudited)           (Audited)
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable & accrued expenses.       $  210,272           $   88,121

  Advances from joint owners..........          267,269                  -0-

  Severance taxes payable (Note 6)....           30,680               83,419

  Due to related parties..............            9,207                9,207
                                             ----------           ----------
Total liabilities.....................          517,428              180,747
                                             ----------           ----------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued:  At December 31, 1995:
       4,374,922 and 4,297,922 at June
       30, 1995.......................           21,489               21,489
     Outstanding: At December 31, 1995
       4,271,322 and 4,194,322 at
       June 30, 1995..................
  Capital in excess of par value......        5,640,323            5,640,323

  Accumulated deficit.................       (4,336,005)          (4,452,813)
                                             ----------           ----------
                                              1,325,807            1,208,999
  Less common stock in treasury,
     at cost:  103,600 shares ........          (46,754)             (46,754)
                                             ----------           ----------
  Total stockholders' equity..........        1,279,053            1,162,245
                                             ----------           ----------

Total liabilities and stockholders'
equity................................       $1,796,481           $1,342,992
                                             ==========           ==========

                     The accompanying notes are an integral
                            part of these statements.


                                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                             Three Months Ended                         Six Months Ended
                                                December 31,                              December 31,
                                     --------------------------------           --------------------------------
                                          1995                 1994                 1995                 1994
Revenues:                            -----------           -----------          -----------          -----------
  Oil and gas ..................     $    95,928           $    84,523          $   195,277          $   182,233
  Mineral ....................               -0-               277,250              246,589              522,575
  Alaska mining tax
   exemption (Note 6) ........               -0-                   -0-               45,000                  -0-
  Interest and other, net ....              (823)                  482                5,445                  605
                                     -----------           -----------          -----------          -----------
Total Revenues ...............            95,105               362,255              492,311              705,413
                                     -----------           -----------          -----------          -----------
Costs and expenses:
  Oil & gas production .......            13,839                58,203               20,885              146,371
  Loss on sale of
   precious metals ...........            36,552                 7,359               46,316               20,926
  Depreciation, depletion
   and amortization ..........            24,979                21,300               32,479               44,000
  Selling, general and
   administrative ............           118,369               141,179              275,823              312,797
                                     -----------           -----------          -----------          -----------
Total Costs & Expenses .......           193,739               228,041              375,503              524,094
                                     -----------           -----------          -----------          -----------

NET INCOME ...................       $   (98,634)          $   134,214          $   116,808          $   181,319
                                     ===========           ===========          ===========          ===========
Net Income per share .........       $      (.02)                  .03          $       .03                  .04
                                     ===========           ===========          ===========          ===========
Weighted average number of
 common shares outstanding ...         4,271,322             4,194,274            4,271,322            4,194,274
                                     ===========           ===========          ===========          ===========

                                         The accompanying  notes are an integral
                                                part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                             Six months ended December 31,
                                                1995              1994
                                              ---------         --------
Cash flows from operating activities:

Net income............................        $116,808         $ 181,319

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Proceeds from sale of precious metals.         447,602           359,077
Depreciation, depletion & amortization          32,479            44,018
Loss on sale of precious metals.......          46,316            20,926
Receipt of precious metals............        (246,589)         (522,575)

Decrease in accounts receivable.......           2,519            22,143

Increase in prepaid expenses..........          (4,003)           (5,833)
Increase (Decrease) in accounts
  payable and accrued expenses........         169,981           (20,347)
Abandonment of mining properties......             -0-            10,835

Increase in payable to related parties             -0-             5,066
                                              ---------         --------

Net cash provided by operating
  activities..........................         565,113            94,629
                                              ---------         --------




                             (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                             Six months ended December 31,
                                                1995              1994
                                             ---------         ---------

Cash flows from investing activities:
Additions to undeveloped mining
  properties.........................          (7,354)               -0-
Purchase of oil & gas properties.....        (190,437)            (1,172)
Investment in foreign subsidiaries
  "Aspen Recursos de Mexico".........            (649)           (21,882)
Additions to office equipment and
  vehicles...........................          (1,434)              (114)

Additions to cash surrender value....         (28,167)           (25,870)
                                            ---------           --------

Net cash used in investing activities        (228,041)           (49,038)
                                             ---------           --------


Net (decrease) increase in cash......         337,072             45,591
                                             ---------          --------

Cash and cash equivalents,
  at beginning of period.............         116,891             46,042

Cash and cash equivalents,
  at end of period...................       $ 453,963           $ 91,633
                                            =========           ========
Non cash transactions................       $ 166,700           $    -0-
                                            =========           ========





                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 1995

Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1995, which is available without cost from Aspen Exploration Corporation upon request.


Note 2 - Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.


Note 3 - Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of July 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of July 1, 1993. At December 31, 1995 the Company had Net Operating Loss ("NOL") carry-forward for tax purposes of approximately $4,618,444 (expiring in the years 1996 to 2008). In addition, the Company had tax credit carry-forward of approximately $36,000 (expiring in the years 1996 to 2001).

Deferred tax assets (liabilities) at December 31, 1995 are as follows:

Gross Deferred Tax Assets:

  Net operating loss carry-forward..                 $1,570,270
  Valuation allowance for deferred
     tax assets.....................                 (1,559,382)
                                                     ----------
     Net Deferred Tax Asset                              10,888
                                                     ----------

Gross Deferred Tax Liabilities:

  Depreciation and other property,
    plant and equipment basis
    differences.....................                   (10,888)
                                                      ---------
Net Deferred Tax Asset (Liabilities)                  $     -0-
                                                      =========

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

The components of income tax expenses for the six months ended December 31, 1995 are as follows:

         Current                            $ 26,275

         Benefits of income
              tax carry-forward              (26,275)

         Deferred                                 -0-
                                            ---------

         Income tax expense                 $     -0-
                                            ---------

The effective income tax rate applicable to the current provision before applying the tax carry-forward benefit was 24%.


Note 4 - Organization Costs

During the first quarter, ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.) which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of December 31, 1995, the subsidiary was pursuing but had not acquired any properties in Mexico.


Note 5 - Oil and Gas Properties

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

The Company elected to pump test this well to further evaluate its potential as an economic producing oil well. The well was pump tested from the lower Stevens interval (9706' to 9715') only since this zone had a more favorable oil cut than the upper zone. During 31 days of production which commenced on December 23, 1995 and ended on January 26, 1996 (with 4 days of down time due to a pump change), the well produced 303 barrels of oil and 5,945 barrels of water. This is an average of 10 BOPD and 192 BWPD (5% oil cut) which is an uneconomic rate.

The well is currently shut-in as the new geological and geophysical information is being evaluated to determine if a second well should be drilled on the North Strand 700+ acre leasehold.

The Company has a 10% working interest in the well and an estimated capital investment at December 31, 1995 of approximately $95,000.

The Grey Wolf #1 well located in Kern County, California was spudded (drilling commenced) on October 10, 1995. The total depth of 4200' was reached on October 20, 1995. The mud log recorded gas shows while drilling from 3698' to 3708', 3715' to 3717', 3970' to 3973', and 4096' to 4098'. A full suite of electric logs was run from 450' to 4200'. After careful analysis of the mud logs and electric logs, production casing was cemented in the hole and the well was perforated from 3698' to 3708' and 3714' to 3717'.

The well was flow tested on a 1/4" positive choke for a 10 day period in an effort to determine if the stabilized production rate was sufficient to justify the expense of surface and pipeline facilities. At the end of the flow period, the well was producing approximately 300 MCFPD of high quality (1054 BTU) gas. The well was then shut in for a pressure build up to determine if the post production shut-in pressure would return to the initial shut-in pressure of 1400#. The current pressure in the well is 1115# and still slowly increasing.

The Company has an 18% working interest in the well and an actual capital investment at December 31, 1995 of approximately $108,000. The Company may spend an additional $10,000 depending on whether the well is completed as a producer or plugged and abandoned.

The Company entered into a purchase and sale agreement with Capitol Oil Corporation, an unaffiliated third party, to purchase all of Capitol's interest in certain producing properties for cash. This agreement was signed on November 9, 1995, effective November 1, 1995. Closing of the purchase and sale agreement was on January 10, 1996. The acquired production consists of two producing oil wells, one gas well, waiting on pipeline connection, and two shut-in wells that will be plugged and abandoned or converted to salt water disposal wells. The acquisition is located in Kern County, California. The Company has been designated operator of the properties.

The total purchase price of the acquired properties was $925,000, of which the Company has 20% of the working interest acquired, for $185,000.

Based on an engineering estimate prepared by the Company's in-house staff, net oil reserves acquired by the Company were calculated to be approximately 18,800 barrels of proved producing reserves and 37,800 BOE (barrels oil equivalent) of proved behind pipe reserves. All behind pipe zones are scheduled to commence production after depletion of the current producing zone in each well. In addition to the proved producing and proved behind pipe zones, there also exists approximately 680 acres which contain several high quality drilling locations.

Capitol held these producing properties and the equipment thereon for the exploration and production of oil and gas for the revenues derived thereof. The Company intends to hold these properties and use them for the same purpose.


Note 6 - Mining Properties

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


Note 7 - Disclosure of Certain Significant Risks and Uncertainties

Nature of Operations

Aspen Exploration Corporation (hereinafter "the Company") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company, formerly Aspen Gold Refining Corporation, and Aspen Recursos de Mexico. Aspen Gold Mining Company is currently inactive and Aspen Recursos de Mexico operations to date have consisted of its organization and geological investigation of certain areas in Mexico.

During fiscal 1995, the Company continued its operation of various producing oil and gas properties. During fiscal 1995, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that the Company may pursue management's recommendation of investigating and acquiring interests in mineral prospects in Mexico and Central America. The Company also continued efforts initiated in earlier years to pursue its interest in mineral projects in Russia.

The Company owns leasehold or royalty interests in producing oil and gas properties in California, Colorado, Michigan, Montana, North Dakota, Oklahoma, Texas and Wyoming, and leasehold and royalty interests in mining properties in Alaska.

The Company engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. The Company's primary areas of interest are in the states of California, Montana, North Dakota, Texas and Wyoming.

During the last few fiscal years, the Company's major emphasis has been on production from its oil and gas properties. During the six-months ended December 31, 1995, the Company participated in the drilling of one oil well and one gas well, as well as the acquisition of two producing properties, all located in Kern County, California. During fiscal 1995, the Company sold a major portion of its production in Montana, North Dakota and Texas.

Note 7 - Disclosure of Certain Significant Risks and Uncertainties
         (Continued)


In the minerals portion of the Company's business, the Company continued its ongoing search for possible acquisition and exploration of undeveloped mining properties in Alaska, seeking precious metals, primarily gold, but no Alaska properties were acquired during the current, or the previous, fiscal year. Continuing efforts are made to interest other companies in developing properties with the Company.

Use of Estimates

Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in themselves are sufficient to render reserve estimates inherently imprecise. Since reserve determinations involve estimates of future events, actual production, revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volummetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

Concentration of Customers

In the oil and gas segment of the Company's business, two purchasers in the six months ended December 31, 1995 and two purchasers in fiscal 1995 represented sales in excess of 10% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could almost assuredly be replaced by another buyer. In the mineral segment of the Company's business, in-kind royalties paid by Cambior USA (operator of the Valdez Creek mining property), represented 100% of the Company's total mineral revenues for the fiscal year ended June 30, 1995 and the six months ended December 31, 1995. The termination by Valdez Creek Mining Company of its mining operations will have a material adverse effect on the Company's business. Cambior, the operator of the Valdez Creek mining property, notified the Company that it ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine will be restored by the fall of 1996, and Cambior will reassign all its interest in the mining claims to the Company. The Company is currently evaluating the possibility of continued mining operations on the property, but has made no decision to do so.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As reflected on the balance sheet and statement of cash flows, cash and equivalents increased by $337,072 from $116,891 at June 30, 1995 to $453,963 at December 31, 1995. The increase in cash and cash equivalents for the six-month period ended December 31, 1995 was caused by: (1) the sale of gold from inventory in late December, prior to its actual need by Registrant and (2) the receipt of funds from third party investors for the acquisition of producing oil and gas properties in Kern County, California. Cash and equivalents increased by $45,591 from $46,042 to $91,633 for the same period a year earlier. The net cash provided by operations for the six-month period ended December 31, 1995 was $565,113 and the net cash provided by operations for the six-month period ended December 31, 1994 was $94,629. Had Registrant received cash rather than in-kind gold royalties, cash flow from operating activities would have been $811,702 for the six-month period ended December 31, 1995 as compared to $617,204 for the six-month period ended December 31, 1994, or an increase of 31.5% for the six months ended December 31, 1995.

While it is true that cash and cash equivalents increased as stated, "working capital" decreased during the six-month period by about $240,000 (more than 33%). The two principal reasons for the increase in cash and cash equivalents were the sale of gold and the significant ($335,000) increase in accounts payable -- only about 2/3rds of which is due to the cash received from third party investors. Accounts payable during the period increased by about $130,000 (more than doubling the June 30, 1995 number).

Precious metals inventory decreased by approximately $235,000, and this is indicative of the sale of gold to finance operations. In the past, Registrant could anticipate further production from Valdez Creek operations to restore inventory. That production has been terminated and Registrant cannot anticipate any further production under the terms of the existing agreement.

Net cash used by investing activities for the six-month period ended December 31, 1995 totaled $228,041, primarily from the drilling of two wells and the acquisition of five wells in Kern County, California. Working capital decreased $245,454 from $690,180 at June 30, 1995 to $444,726 at December 31, 1995, a
35.6% decrease. This decrease in working capital at December 31, 1995 is due primarily to an increase in accounts payable from the Kern County acquisition and a decrease in Registrant's gold inventory due to sales to meet Registrant's current operating commitments. Current liabilities increased $336,681 from $180,747 at June 30, 1995 to $517,428 at December 31, 1995, a 186% increase.
This increase was due to the receipt of $267,269 in advances from joint owners and the recording of a payable of $166,700 for the Registrant's share of the Kern County acquisition. The reduction of severance taxes and other payables by $97,000 partially offset these amounts. Included in working capital at December 31, 1995, is $471,059 of precious metals, primarily gold. As Registrant's precious metals are carried at the lower of cost or market, fluctuations in market prices for precious metals will affect the carrying amount of Registrant's precious metals and, accordingly, Registrant's working capital. At December 31, 1995, the market value of precious metals in inventory was $477,654 which exceeded the total book value reflected on the balance sheet ($471,059). Therefore, no writedown of the gold inventory was necessary at December 31, 1995.

Although Registrant achieved a positive cash flow from operations, that was due primarily to the sales of gold and the increase in accounts payable as reflected on the statement of cash flows. Registrant recognized a negative cash flow from investing activities, primarily as a result of its purchase of oil and gas properties. Sales of gold are expected to continue to provide a source of capital to Registrant through the end of the current fiscal year, but Registrant will have to develop other sources of revenues and financing to finance operations in the future.

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

Registrant anticipates that production from its oil and gas properties and sales of its in-kind gold royalties currently held in inventory will provide adequate liquidity for the near term future. However, should Registrant fail to replace the oil and gas reserves sold during fiscal 1995 and gold production that ceased in September, 1995, Registrant would likely experience difficulty meeting its financial commitments beyond the fiscal period ending June 30, 1997.

Results of Operations

Registrant's operations for the six-month period ended December 31, 1995 continued to be focused on the production of oil and gas, and the investigation for possible acquisition of properties prospective for precious metals. In addition, Registrant continued to receive in-kind gold royalties through September 30, 1995 from its Valdez Creek, Alaska properties, and drilled two wildcat wells in Kern County, California. Registrant also acquired working interests in two producing oil and gas properties in Kern County, California effective November 1, 1995.

Precious metals income were $-0- and $246,589 for the three and six months ended December 31, 1995 compared to $277,250 and $522,575 for the three- and six-month periods a year earlier. This decline in precious metals revenue is due to the cessation of operations at the Valdez Creek Mine and Registrant's receipt of in-kind gold shipments ceased, effective September 30, 1995.

The three-month result of operations, a loss of approximately $98,000, compared to net income of $117,000 for the six-month period is indicative of the negative impact the closing of the Valdez Creek Mine has had on Registrant. These results will likely continue for the near term unless Registrant can replace its lost gold production.

Oil and gas revenues increased $11,405 for the three-month period ended December 31, 1995 from $84,523 at December 31, 1994 to $95,928 at December 31, 1995, a
13.5% increase. For the six months ended December 31, 1995, oil and gas revenues increased $13,044 from $182,233 at December 31, 1994 to $195,277 at December 31, 1995, a 7.2% increase. This increase was due to an increase in promotional fees and administrative overhead fees of $41,100 and $23,267 for the three months ended December 31, 1995 and $93,600 in promotional fees and $49,036 in administrative overhead fees for the six-month period ended December 31, 1995 charged to participants to acquire and drill the North Strand #1 and the Grey Wolf #1 wells in Kern County, California. This increase was almost entirely offset by a reduction in oil and gas revenue and administrative fees received by Registrant on producing properties sold in the fourth quarter of fiscal year ended June 30, 1995.

Oil and gas production costs decreased by $44,364 and $125,486 to $13,839 and $20,885 for the three- and six-month periods ended December 31, 1995. This is a decrease of 76.2% and 85.7%, respectively. Substantially all of this decrease was the result of Registrant's sale of high cost, poorly performing oil and gas producing properties during the fourth quarter of fiscal 1995.

Depreciation, depletion and amortization expense of $24,979 and $32,479 for the three- and six-month periods ended December 31, 1995 represent an increase of $3,679 and a decrease of $11,521 for the three- and six-months ended December 31, 1995. The increase in depletion for the three months ended December 31, 1995 represents an increase in the asset base from the acquisition of properties effective November 1, 1995 in Kern County, California. The decline for the six months ended December 31, 1995 was due to the sale of underperforming properties in fiscal 1995.

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

Selling, general and administrative expenses decreased by $22,810 and $36,974 (or 16.2% and 11.8%) for the three- and six-month period ended December 31, 1995. This decrease for the three- and six-month period was due primarily to a decrease in consulting fees of approximately $45,000 and travel expenses of $16,000 associated with a consulting geologist retained by Registrant to explore for mining prospects in the western United States and Mexico. The services of this geologist were discontinued in January, 1995. During the six months ended December 31, 1994, Registrant wrote off costs associated with the abandonment of the Sand Springs project in Nevada in the amount of $26,700 and increased its reserve for bad debts by $17,000. These decreases were offset by costs incurred to establish an oil and gas exploration office in Bakersfield, California during the fourth quarter of 1995. Salaries, vehicle expense, medical and office expense for the California office were approximately $68,000 for the six months ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ASPEN EXPLORATION CORPORATION
                                                        (Registrant)




                                               /s/ R. V. Bailey
                                               -------------------------------
                                               By:  R. V. Bailey,
February 12, 1996                                   Chief Executive Officer,
                                                    Principal Financial Officer