Form 10QSB
period 1996-03-31
ASPEN EXPLORATION CORP
filed 1996-05-14
CIK 319458

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-Q-SB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______


Commission File Number 0-9494



                        ASPEN EXPLORATION CORPORATION
- --------------------------------------------------------------------------------




         Delaware                                          84-0811316
- -------------------------------                          -------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           I.D. Number)


            2050 S. Oneida Street, Suite 208, Denver, Colorado, 80224
- --------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 639-9860
- --------------------------------------------------------------------------------


             7925 E. Harvard Ave., Suite A, Denver, Colorado, 80231
- --------------------------------------------------------------------------------
                      (Former Address of Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                Outstanding at May 1, 1996
- ----------------                          --------------------------
Common stock,                                   4,321,322
$.005 par value

Part One.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,      June 30,
                                                      1996            1995
                                                   -----------     ---------
                                                   (Unaudited)     (Audited)

Assets
- ------
Current assets:
  Cash and equivalents .....................       $   38,481      $  116,891
  Precious metals ..........................          358,541         718,388
  Accounts receivable ......................           73,360          30,997
  Prepaid expenses and other ...............            6,209           4,651
                                                   ----------      ----------

    Total current assets ...................          476,591         870,927
                                                   ----------      ----------

Investment in oil and gas properties,
  at cost (full cost method of
  accounting) Note 5 .......................        1,405,658       1,031,693

  Less accumulated depreciation,  depletion,
    amortization and valuation allowance ...         (803,695)       (760,874)
                                                   ----------      ----------
    Net oil and gas properties .............          601,963         270,819
                                                   ----------      ----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles .........          136,751         135,147
  Less accumulated depreciation and
    amortization ...........................          (91,934)       (104,348)
                                                   ----------      ----------
    Net property and equipment .............           44,817          30,799
                                                   ----------      ----------
Undeveloped mining properties, at cost
  less reserve for
  impairment of $193,495 ...................           18,987          11,633
                                                   ----------      ----------
Organization cost - Aspen Recursos de
  Mexico (Note 4) ..........................           25,361          29,187
                                                   ----------      ----------

Cash Surrender Value, life insurance .......          171,878         129,627
                                                   ----------      ----------
    TOTAL ASSETS ...........................       $1,339,597      $1,342,992
                                                   ==========      ==========

                             (Statement Continues)

                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                     March 31,      June 30,
                                                      1996            1995
                                                   -----------     ---------
                                                   (Unaudited)     (Audited)

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Accounts payable & accrued expenses .......       $   59,940    $   88,121
  Advances from joint owners ................          117,258           -0-
  Severance taxes payable (Note 6) ..........           21,553        83,419
  Due to related parties ....................            5,216         9,207
                                                    ----------    ----------
Total liabilities ...........................          203,967       180,747
                                                    ----------    ----------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued: At March 31, 1996:
       4,424,922 and 4,297,922 at June
       30, 1995 ............................            21,489        21,489
     Outstanding: At March 31, 1996
       4,321,322 and 4,194,322 at June
       30, 1995 ............................

   Capital in excess of par value ..........         5,640,323     5,640,323
   Accumulated deficit .....................        (4,479,428)   (4,452,813)
                                                    ----------    ----------
                                                     1,182,384     1,208,999
   Less common stock in treasury,
     at cost:  103,600 shares ..............           (46,754)      (46,754)
                                                    ----------    ----------
   Total stockholders' equity ..............         1,135,630     1,162,245
                                                     ---------     ---------


Total liabilities and stockholders'
  equity. ..................................        $1,339,597    $1,342,992
                                                    ==========    ==========


                     The accompanying notes are an integral
                            part of these statements.



                             ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                           Three Months Ended               Nine Months Ended
                                                March 31,                       March 31,
                                           ------------------               -----------------
                                           1996           1995             1996            1995
                                           ----           ----             ----            ----
Revenues:
- ---------
  Oil and gas .....................     $  47,749       $  78,507       $ 243,026       $ 260,740
  Mineral .........................           -0-         252,120         246,589         753,769
  Alaska mining tax
    exemption (Note 6) ............           -0-             -0-          45,000             -0-
  Interest and other, net .........        (1,232)            541           4,213           1,146
                                        ---------       ---------       ---------       ---------
Total Revenues ....................        46,517         331,168         538,828       1,015,655
                                        ---------       ---------       ---------       ---------
Costs and expenses:
- -------------------
  Oil & gas production ............        18,905          59,876          39,790         206,247
  Loss on sale of
   precious metals ................         6,519             -0-          52,835             -0-
  Depreciation, depletion
   and amortization ...............        23,109           8,000          55,588          52,000
  Mineral Severance tax ...........           -0-          45,000             -0-          45,000
  Selling, general and
   administrative .................       141,407         135,576         417,230         448,373
                                        ---------       ---------       ---------       ---------

Total Costs & Expenses ............       189,940         248,452         565,443         751,620
                                        ---------        --------       ---------       ---------
NET INCOME (LOSS) .................     $(143,423)      $  82,716       $ (26,615)      $ 264,035
                                        =========       =========       =========       =========

Net Income per share ..............     $    (.03)      $     .02       $    (.01)      $     .06
                                        =========       =========       =========       =========

Weighted average number of
 common shares outstanding ........     4,321,322       4,194,274       4,258,917       4,194,322
                                        =========       =========       =========       =========



                                  The accompanying notes are an integral
                                        part of these statements.

                                                   4



                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                              Nine months ended       March 31,
                                                    1996                1995
                                              -----------------      ---------

Cash flows from operating activities:

Net income (Loss) ........................      $  (26,615)          $  264,035

Adjustments to reconcile net
  income to net cash provided
  by  operating activities:

Proceeds from sale of precious metals ....         553,601              496,367
Depreciation, depletion & amortization ...          55,588               63,799
Loss on sale of precious metals                     52,835               27,423
Receipt of precious metals ...............        (246,589)            (781,422)
Decrease in accounts receivable ..........         (42,363)              26,526
Increase in prepaid expenses .............          (1,558)              (3,936)
Increase (Decrease) in accounts payable
  and accrued expenses ...................          27,211               (7,048)
Abandonment of mining properties .........             -0-               10,835
Increase (Decrease) in payable to
  related parties ........................          (3,991)                (697)
Sale of company vehicles .................             -0-                5,700
                                                 ---------            ---------

Net cash provided by operating
  activities .............................         368,119              101,582
                                                 ---------            ---------



                              (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                               Nine months ended       March 31,
                                                    1996                1995
                                              -----------------      ---------

Cash flows from investing activities:

Sale of oil and gas properties ............            -0-               9,000

Additions to undeveloped mining
  properties ..............................         (7,354)                -0-

Purchase of oil & gas properties ..........       (373,965)               (322)

Investment in foreign subsidiaries
 "Aspen Recursos de Mexico" ...............           (649)            (24,185)

Additions to office equipment and
  vehicles ................................        (22,310)               (114)

Additions to cash surrender value .........        (42,251)            (39,955)
                                                 ---------           ---------

Net cash used in investing activities .....       (446,529)            (55,576)
                                                 ---------           ---------
Net (decrease) increase in cash ...........        (78,410)             46,006
                                                 ---------           ---------
Cash and cash equivalents,
   at beginning of period .................        116,891              46,042
                                                 ---------           ---------
Cash and cash equivalents, at end of
   period .................................      $  38,481           $  92,048
                                                 =========           =========




                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1996

Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1995, which is available without cost from Aspen Exploration Corporation upon request.


Note 2 - Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.


Note 3 - Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of July 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of July 1, 1993. At March 31, 1996 the Company had Net Operating Loss ("NOL") carry-forward for tax purposes of approximately $4,901,953 (expiring in the years 1996 to 2009). In addition, the Company had tax credit carry- forward of approximately $36,000 (expiring in the years 1996 to 2001).

Deferred tax assets (liabilities) at March 31, 1996 are as follows:

Gross Deferred Tax Assets:

  Net operating loss carry-forward..                      $1,666,664
  Valuation allowance for deferred
     tax assets.....................                      (1,666,664)
                                                          ----------
     Net Deferred Tax Asset ........                             -0-
                                                          ----------

Gross Deferred Tax Liabilities:

  Depreciation and other property,
    plant and equipment basis
    differences.....................                         -0-
                                                         ----------

Net Deferred Tax Asset (Liabilities)                    $    -0-
                                                         ==========


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


Note 4 - Organization Costs

During the first quarter, ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.) which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of March 31, 1996, the subsidiary was pursuing but had not acquired any properties in Mexico.


Note 5 - Oil and Gas Properties

The North Strand #1 well located in Kern County, California was spudded (drilling commenced) on August 15, 1995. The total depth of 10,000' was reached on August 24, 1995. While drilling was under way, the mud log recorded oil and gas shows from two intervals located at depths below the surface of approximately 9175' and 9700'. These shows were confirmed by electric logs and sidewall cores.

Completion operations commenced on the North Strand #1 well on September 24, 1995. The lower Stevens interval was perforated from 9706' to 9715'. The Company elected to pump test this well to further evaluate its potential as an economic producing oil well. The well was pump tested from the lower Stevens interval only (9706' to 9715') since this zone had a more favorable oil cut than the upper zone. During 31 days of production which commenced on December 23, 1995 and ended on January 26, 1996 (with 4 days of down time due to a pump change), the well produced 303 barrels of oil and 5,945 barrels of water. This is an average of 10 BOPD and 192 BWPD (5% oil cut) which is an uneconomic rate. On April 22, 1996 the well was plugged and abandoned.

The Company has a 10% working interest in the well and an estimated capital investment at March 31, 1996 of approximately $137,000.

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

The well was flow tested on a 1/4" positive choke for a 10 day period in an effort to determine if the stabilized production rate was sufficient to justify the expense of surface and pipeline facilities. At the end of the flow period, the well was producing approximately 300 MCFPD of high quality (1054 BTU) gas. The well was then shut in for a pressure build up to determine if the post production shut-in pressure would return to the initial shut-in pressure of 1400#. The current pressure in the well is 1160# and still slowly increasing.

The Company has an 18% working interest in the well and an actual capital investment at March 31, 1996 of approximately $108,000. The Company may spend an additional $10,000 depending on whether the well is completed as a producer or plugged and abandoned. Negotiations are under way to sell some of the gas from this well to nearby farmers, who may use the gas to power pumps and other equipment.

The Company entered into a purchase and sale agreement with Capitol Oil Corporation, an unaffiliated third party, to purchase all of Capitol's interest in certain producing properties for cash. This agreement was signed on November 9, 1995, effective November 1, 1995. Closing of the purchase and sale agreement was on January 10, 1996. The acquired production consists of two producing oil wells, one producing gas well, and two shut-in wells that will be plugged and abandoned or converted to salt water disposal wells. The acquisition is located in Kern County, California. The Company has been designated operator of the properties.

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

On October 30, 1995 the Alaska Department of Revenue notified the Company that the Department of Natural Resources had issued Certificates of Initial Production to the Department of Revenue. The Department of Revenue further stated that no taxes were due for the period 1991 through September 30, 1995. Accordingly, the $45,000 liability has been reversed and shown as income from mining tax exemptions for the nine months ended March 31, 1996.


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

During the last few fiscal years, the Company's major emphasis has been on production from its oil and gas properties. During the nine-months ended March 31, 1996, the Company participated in the drilling of one oil well and one gas well, as well as the acquisition of two producing properties, all located in Kern County, California. During fiscal 1995, the Company sold a major portion of its production in Montana, North Dakota and Texas.

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

Concentration of Customers

In the oil and gas segment of the Company's business, two purchasers in the nine months ended March 31, 1996 and two purchasers in fiscal 1995 represented sales in excess of 10% of the Company's total oil and gas revenues. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from the Company could almost assuredly be replaced by another buyer. In the mineral segment of the Company's business, in-kind royalties paid by Cambior USA (operator of the Valdez Creek mining property), represented 100% of the Company's total mineral revenues for the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996. The termination by Valdez Creek Mining Company of its mining operations will have a material adverse effect on the Company's business. Cambior, the operator of the Valdez Creek mining property, notified the Company that it ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine will be restored by the fall of 1996, and Cambior will reassign all its interest in the mining claims to the Company. The Company is currently evaluating the possibility of continued mining operations on the property, but has made no decision to do so.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As reflected on the balance sheet and statement of cash flows, cash and equivalents decreased by $78,410 from $116,891 at June 30, 1995 to $38,481 at March 31, 1996. The decrease in cash and cash equivalents for the nine-month period ended March 31, 1996 was caused by: (1) payment of normal operating expenses in excess of revenue for the current quarter and (2) net cash used in investing activities. Cash and equivalents increased by $46,006 from $46,042 to $92,048 for the same period a year earlier. The net cash provided by operations for the nine-month period ended March 31, 1996 was $368,119 and the net cash provided by operations for the nine-month period ended March 31, 1995 was $101,582. Had Registrant received cash rather than in-kind gold royalties, cash flow from operating activities would have been $614,708 for the nine-month period ended March 31, 1996 as compared to $883,004 for the nine-month period ended March 31, 1995, a decrease of 30.4%.

Precious metals inventory decreased by approximately $359,847, and this is indicative of the sale of gold to finance operations. In the past, Registrant could anticipate further production from Valdez Creek operations to restore inventory. That production has been terminated and Registrant cannot anticipate any further production or payment of royalties under the terms of the existing agreement.

Net cash used by investing activities for the nine-month period ended March 31, 1996 totaled $446,529, primarily from the drilling of two wells and the acquisition of five wells in Kern County, California. Working capital decreased $417,556 from $690,180 at June 30, 1995 to $272,624 at March 31, 1996, a 60.5%
decrease. This decrease in working capital at March 31, 1996 is due primarily to the reduction of gold inventory by $359,847 (50%), used for the acquisition of producing properties and the drilling of exploratory wells; and the increase of advances from joint owners of $117,258. These advances will be used to drill 2 exploratory wells during the fourth quarter of 1996. The decrease in working capital was offset by an increase of accounts receivable of $42,363 (136%) from $30,997 to $73,360 and a decrease in accounts payable and severance taxes payable of $90,047, or 52.5%. Included in working capital at March 31, 1996, is $358,541 of precious metals, primarily gold. As Registrant's precious metals are carried at the lower of cost or market, fluctuations in market prices for precious metals will affect the carrying amount of Registrant's precious metals and, accordingly, Registrant's working capital. At March 31, 1996, the market value of precious metals in inventory was $369,850 which exceeded the total book value reflected on the balance sheet ($358,541). Therefore, no writedown of the gold inventory was necessary at March 31, 1996.

Although Registrant achieved a positive cash flow from operations, that was due primarily to the sales of gold and the increase in accounts payable as reflected on the statement of cash flows. Registrant recognized a negative cash flow from investing activities, primarily as a result of its purchase of oil and gas properties and the drilling of 2 exploratory wells. Sales of gold are expected to continue to provide a source of capital to Registrant through the end of the current fiscal year, but Registrant will have to develop other sources of revenues and financing to finance operations in the future. In the event that Registrant is unable to locate other sources of revenue, Registrant anticipates that it will have to curtail portions of its current operations after September 30, 1996.

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

Registrant anticipates that production from its oil and gas properties and sales of its in-kind gold royalties currently held in inventory will provide adequate liquidity for the near term future. However, should Registrant fail to replace the oil and gas reserves sold during fiscal 1995 and gold production that ceased in September, 1995, Registrant would likely experience difficulty meeting its financial commitments beyond the fiscal period ending June 30, 1997. Registrant has initiated a uranium lands acquisition program based on extensive geological data gathered by Registrant's president since 1969. Registrant anticipates a positive cash flow from these activities in calendar 1996, but there is no assurance this will happen.

Results of Operations

Registrant's operations for the nine-month period ended March 31, 1996 continued to be focused on the production of oil and gas, and the investigation for possible acquisition of properties prospective for precious metals. In addition, Registrant continued to receive in-kind gold royalties through September 30, 1995 from its Valdez Creek, Alaska properties, and drilled two wildcat wells in Kern County, California. Registrant also acquired working interests in two producing oil and gas properties in Kern County, California effective November 1, 1995.

Precious metals income were $-0- and $246,589 for the three and nine months ended March 31, 1996 compared to $252,120 and $753,769 for the three- and nine-month periods a year earlier. This decline in precious metals revenue is due to the cessation of operations at the Valdez Creek Mine and Registrant's receipt of in-kind gold shipments ceased, effective September 30, 1995.

The three-month result of operations, a loss of approximately $143,423, compared to net loss of $26,600 for the nine-month period is indicative of the negative impact the closing of the Valdez Creek Mine has had on Registrant. These results will likely continue for the near term unless Registrant can replace its lost gold production.

Oil and gas revenues decreased $30,758 for the three-month period ended March 31, 1996 from $78,507 at March 31, 1995 to $47,749 at March 31, 1996, a 39%
decrease. For the nine months ended March 31, 1996, oil and gas revenues decreased $17,714 from $260,740 at March 31, 1995 to $243,026 at March 31, 1996,
a 6.7% decrease. This decrease was due to a reduction in oil and gas revenues and administrative fees received by Registrant on producing properties sold in the fourth quarter of fiscal year ended June 30, 1995. The decrease was partially offset by increased promotional fees and administrative overhead fees of $149,325 received in the first and second quarters of fiscal 1996.

Oil and gas production costs decreased by $40,971 and $166,457 to $18,905 and $39,790 for the three-and nine-month periods ended March 31, 1996. This is a decrease of 68.4% and 80.1%, respectively. Substantially all of this decrease was the result of Registrant's sale of high cost, poor performing oil and gas producing properties during the fourth quarter of fiscal 1995.

Depreciation, depletion and amortization expense of $23,109 and $55,588 for the three- and nine- month periods ended March 31, 1996 represent an increase of $15,109 and $3,588 for the three- and nine-months ended March 31, 1996. The increase in depletion expense represents an increase in the asset base from the acquisition of properties in Kern County, California effective November 1, 1995 and the sale of underperforming properties in fiscal 1995.

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

Selling, general and administrative expenses increased by $5,831 for the three months ended March 31, 1996 and decreased $31,143 (6.9%) for the nine months ended March 31, 1996. This increase for the three-month period and decrease for the nine-month period were due primarily to a decrease in consulting fees of approximately $45,000 and travel expenses of $16,000 associated with a consulting geologist retained by Registrant to explore for mining prospects in the western United States and Mexico. The services of this geologist were discontinued in January, 1995. During the nine months ended March 31, 1995, Registrant wrote off costs associated with the abandonment of the Sand Springs project in Nevada in the amount of $26,700 and increased its reserve for bad debts by $17,000. These decreases were offset by costs incurred to establish an oil and gas exploration office in Bakersfield, California during the fourth quarter of 1995. Salaries, vehicle expense, medical and office expense for the California office were approximately $106,000 for the nine months ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ASPEN EXPLORATION CORPORATION
                                                        (Registrant)




                                            /s/ R. V. Bailey
                                                -------------------------------
                                                By:  R. V. Bailey,
May 3, 1996                                          Chief Executive Officer,
                                                     Principal Financial Officer