Form 10KSB
period 1996-06-30
ASPEN EXPLORATION CORP
filed 1996-12-04
CIK 319458

SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996.

[   ]    Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________.


Commission File Number 0-9494

                         ASPEN EXPLORATION CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                     84-0811316
 ---------------------------------                     ------------
  (State or other jurisdiction                         (IRS Employer
 of incorporation or organization)                      I.D. Number)


             2050 S. Oneida St., Suite 208, Denver, Colorado   80224
--------------------------------------------------------------------------------
                (Address of Principal Executive Offices)     (Zip Code)


(Issuer's telephone number)                                   303-639-9860
                                                              ------------

Securities registered under Section 12(b) of the Act:      NONE

Securities registered under Section 12(g) of the Act:

                          $0.005 par value Common Stock
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                Yes   XX     No
                                    ------      ------
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.
                                       XX
                                     ------

Issuer's revenues for its most recent fiscal year are $448,574.

At December 4, 1996, the aggregate market value of the shares held by non-affiliates was approximately $460,491. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.14) of the common stock of Registrant on the NASD OTC Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Registrant (3,289,220).

At December 4, 1996, there were 4,321,322 shares of common stock (Registrant's only class of voting stock) outstanding.

                                     PART I.

Item 1.  Business
-----------------

     (A)  General  Development  of  Business.   Aspen  Exploration   Corporation
(hereinafter "Registrant") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include Registrant and its wholly-owned subsidiaries, Aspen Gold Mining Company, and Aspen Recursos de Mexico. Aspen Gold Mining Company is currently inactive and Aspen Recursos de Mexico operations to date have consisted of its organization and geological investigation of certain areas in Mexico.

During fiscal 1996, Registrant continued its operation of various producing oil and gas properties. During fiscal 1995, Registrant formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that Registrant may pursue the investigation of mineral prospects in Mexico and Central America. Aspen Recursos was inactive during 1996.

     (B) Narrative Description of Business.

Registrant owns leasehold or royalty interests in producing oil and gas properties in California, Colorado, Michigan, Montana, North Dakota, Oklahoma, Texas and Wyoming, and leasehold and royalty interests in mining properties in Alaska.

     Oil and Gas Exploration and Development:

     Registrant engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Registrant's primary areas of interest are in the states of California and Wyoming.

     During the last few fiscal years, Registrant's major emphasis has been on production from its oil and gas properties. Registrant participated in the drilling of three wells during the fiscal year ended June 30, 1996 and acquired operated working interests in two producing oil wells, one gas well, and two shut-in oil wells located in Kern County, California within the fiscal year. During fiscal 1995 and 1996, and the second quarter of 1997, Registrant sold all of its producing properties Montana, North Dakota, Texas and Oklahoma.

     Registrant may purchase production from other entities through the use of its working capital (though working capital is currently very limited) or may acquire interests in producing properties with loans from commercial financial institutions, which expect repayment from the production

------------------------------

     revenues, or Registrant may also purchase production from other entities through the issuance of its common stock. Registrant does not have the financial resources to finance any significant cash acquisitions itself. Consequently, management believes that the diversification available through stock acquisitions and acquisitions financed by third parties is in the best interests of Registrant. However, since Registrant's stock is no longer quoted on NASDAQ's Small Cap Market, its value has been significantly reduced and it would be difficult for Registrant to issue stock for acquisitions. Third party financing for oil and gas acquisitions is difficult to obtain absent additional collateral being available to the lender.

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

     Completion operations commenced on the North Strand #1 well on September 24, 1995. The lower Stevens interval was perforated from 9706' to 9715'. Registrant elected to pump test this well to further evaluate its potential as an economic producing oil well. The well was pump tested from the lower Stevens interval only (9706' to 9715') since this zone had a more favorable oil cut than the upper zone. During 31 days of production which commenced on December 23, 1995 and ended on January 26, 1996 (with 4 days of down time due to a pump change), the well produced 303 barrels of oil and 5,945 barrels of water. This is an average of 10 BOPD and 192 BWPD (5% oil cut) which is an uneconomic rate. On April 22, 1996 the well was plugged and abandoned.

     Registrant has a 10% working interest in the well and an estimated capital investment at June 30, 1996 of approximately $45,000.

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

------------------------------

     The well was flow tested on a 1/4" positive choke for a 10 day period in an effort to determine if the stabilized production rate was sufficient to justify the expense of surface and pipeline facilities. At the end of the flow period, the well was producing approximately 300 MCFPD of high quality (1054 BTU) gas. The well was then shut in for a pressure build up to determine if the post production shut-in pressure would return to the initial shut-in pressure of 1400 lbs. The current pressure in the well is 1160 lbs. and still slowly increasing.

     Registrant has an 18% working interest in the well and an actual capital investment at June 30, 1996 of approximately $67,000.

     The Grey Wolf #1 commenced gas production in October, 1996 at a rate of approximately 120 MCFPD on a flowing tubing pressure of 1000 lbs. The gas is being sold to local farmers for irrigation purposes.

     Registrant entered into a purchase and sale agreement with Capitol Oil Corporation, an unaffiliated third party, to purchase all of Capitol's interest in certain producing properties for cash. This agreement was signed on November 9, 1995, effective November 1, 1995. Closing of the purchase and sale agreement was on January 10, 1996. The acquired production consists of two producing oil wells, one producing gas well, and two shut-in wells that will be plugged and abandoned or converted to salt water disposal wells. The acquisition is located in Kern County, California. Registrant has been designated operator of the properties.

     The total purchase price of the acquired properties was $925,000, of which Registrant has 20% of the working interest acquired, for $185,000.

     Based on an independent engineering estimate prepared by Resource Services International, Inc., an independent consulting firm, as of July 1, 1996, net oil reserves acquired by Registrant were calculated to be approximately 10,856 barrels of proved producing reserves and 33,280 BOE (barrels oil equivalent) of proved behind pipe reserves. All behind pipe zones are scheduled to commence production after depletion of the current producing zone in each well. In addition to the proved producing and proved behind pipe zones, there also exists approximately 680 acres which contain several high quality drilling locations. A 3-D seismic survey is currently being permitted to enable Registrant to delineate future drilling locations.

------------------------------

     The Hopper #2 well located in Colusa County, California was spudded on May 16, 1996, drilled to a total depth of 2,790', and plugged and abandoned on May 20, 1996. Registrant had a 5% working interest in the well.

     Registrant has identified and will continue to identify prospects suitable for acquisition through its management, through independent contractors retained from time to time by Registrant, and, to a lesser extent, through unsolicited submissions.

     Where Registrant acquires an interest in acreage on which exploration or development drilling must be accomplished, Registrant itself will seldom assume the entire risk of drilling. Registrant will assess the relative potential and risks of each prospect and determine the degree to which it will participate in the exploration or development drilling. Generally, Registrant will invite industry participants to share in the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, Registrant may retain a carried working interest in the prospect, a reversionary interest, or may be required to finance all or a portion of its proportional interest in the prospect. While this reduces Registrant's risk and financial commitment to a prospect, it also reduces Registrant's potential return should the drilling operations prove successful.

     Conversely, Registrant may from time to time participate in drilling prospects offered by other persons if it determines that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This allows Registrant to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive to Registrant than operations where it is offering the participation to others (known as "farm-outs").

     Mineral Exploration and Development.

     In the minerals portion of Registrant's business, Registrant has curtailed, for the time being, active exploration for precious metals in Alaska and is concentrating instead on uranium exploration in Wyoming. In particular, Registrant is seeking favorable geological situations wherein "roll front" uranium deposits may exist which are amenable to in-situ leaching. Although Registrant carried out geological reconnaissance in northern Mexico, no properties were acquired.

------------------------------

     (1)  Principal  products  produced  and  services  rendered:   Registrant's
products during fiscal 1996 were crude oil, natural gas and other petroleum products. Crude oil, natural gas and other petroleum products are generally sold to various producers, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended June 30, 1996 crude oil and natural gas sales and related revenues accounted for $209,936 or 47% of Registrant's revenues; while $189,130 or 42% was in-kind gold royalty income. Registrant is no longer receiving any mineral revenues.

     (2) Distribution methods of the products and services:  Not Applicable.

     (3) Status of any publicly-announced new products or services: There has been no public announcement of, and no information otherwise has been made public about, a new product or service which would require the investment of a material amount of Registrant's assets, or which otherwise is material.

     (4) Competitive conditions: The exploration for and development and production of oil, gas and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas and mineral leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than Registrant to compete for such leases. In addition, the ability of Registrant to market any oil and gas which it might produce could be severely limited by its inability to compete with larger companies operating in the same area, which may be willing or able to offer any oil and gas produced by them at a price lower than that of Registrant. Exploration and production costs of minerals, particularly precious metals, may impede the ability of Registrant to offer such production at competitive prices.

In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond Registrant's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas. Further, it must be expected that competition for leasing of oil and gas prospects will become even more intense in the future. Registrant has a minimal competitive position in the oil and gas industry.

------------------------------

The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. The ability of Registrant to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and vast experience will be in a better position than Registrant to compete for such leases.

     (5) Sources and availability of raw materials. Raw materials requisite to the transaction of Registrant's business include such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies, core drilling equipment, gold dredges and sluice boxes. Such items are commonly available from a number of sources and Registrant foresees no short supply or difficulty in acquiring any raw materials relevant to the conduct of its business.

     (6) Dependence upon one or a few major customers: In the oil and gas segment of Registrant's business, two companies in fiscal 1996 and two companies in fiscal 1995 represented sales in excess of 10% of Registrant's total oil and gas revenues for the last two fiscal years. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from Registrant could almost assuredly be replaced by another buyer. In the mineral segment of Registrant's business, in-kind royalties paid by Cambior USA (operator of the Valdez Creek mining property), represented 100% of Registrant's total mineral revenues for the fiscal year ended June 30, 1996. The termination by Valdez Creek Mining Company ("VCMC") of its mining operations has had a materially adverse effect on Registrant's business. Cambior, the operator of the Valdez Creek mining property, ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine has been restored, and Cambior will reassign all its interest in the mining claims to Registrant. Registrant is currently evaluating the possibility of continued mining operations on the property, but has made no decision to do so.

------------------------------

     (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration: Registrant does not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. Registrant has received a trademark registration (serial no. 74-396,919 registered on March 1, 1994) for its corporate logo. The registration is for a term of ten years, although to maintain the registration for its entire term the Registrant must file an affidavit of commercial use before March 1, 2000.

     (8) Need for government approval of principal products or services: Not applicable.

     (9) Effect of existing or probable governmental regulation: Oil and gas exploration and production, as well as mining activities, are open to significant governmental regulation including worker health and safety laws, employment regulations and environmental regulations. Operations which occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers, or the U.S. Forest Service.

     (10)  Estimate of amounts  spent on research  and  development  activities:
Registrant has not engaged in any material research and development activities since its inception.

     (11) Costs and effects of compliance with environmental laws (federal, state and local): Because Registrant is engaged in exploiting natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Registrant's earnings potential, and could cause material changes in Registrant's proposed business. At the present time, however, the existence of environmental laws does not materially hinder nor adversely affect Registrant's business. Capital expenditures relating to environmental control facilities have not been material to the operations of Registrant since its inception.

     (12) Employees. At June 30, 1996 Registrant employed three full-time persons. Registrant also uses independent contractors and other consultants, as needed.

Registrant entered into an employment agreement with Robert A. Cohan on April 16, 1995. This employment agreement was renewed for a period effective April 16, 1996 and ending April 15, 1997. (See Item 10 (g) below.) Registrant and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct Registrant's business. Mr. Cohan will not charge Registrant

------------------------------

any rent for the use of his home as a business office. Registrant did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Registrant and lease payments on a motor vehicle.

Item 2.  Properties
-------------------

     (A)  Oil and Gas Properties
     ---------------------------

      (1)  General Information
      ------------------------

Registrant increased its net oil reserves by 210% during fiscal year 1996 (in addition to replacing 100% of the reserves it produced during the last fiscal year) primarily due to the acquisition of certain producing properties located in Kern County, California. The undiscounted future net revenues forecast to be recovered from these reserves increased 243% during the last fiscal year.

During the fiscal year ended June 30, 1996, Registrant sold oil and gas properties which had proven marginal or were operated at a loss. Effective November 1, 1996 Registrant sold the remaining producing properties located outside of California to Registrant's consulting accountant, officer and shareholder.

Rosedale Field, Kern County, California. Registrant acquired a 12% operated working interest (9.51% net revenue interest) in one flowing oil well, one gas well, and two shut-in oil wells effective November 1, 1995, located in the Rosedale Field, Kern County, California. These wells produce high gravity oil (32(degree)) from the Stevens formation at depths ranging from 6,400' to 6,600'. The Arco 36X-10 has been flowing approximately 70 to 80 barrels of oil per day for over five and one-half years. The Arco 46X-10, a shut- in gas well, has been tested at 2.6 million cubic feet of gas per day.

West Bellevue Extension Field, Kern County, California. Registrant acquired an 18% operated working interest (13.34% net revenue interest) in one pumping oil well located in the West Bellevue Extension Field, Kern County, California effective November 1, 1995. This well has produced approximately 105,000 barrels of high gravity oil (32(degree)) from the Stevens formation from a depth of approximately 8,400' to 8,500'. Two behind-pipe zones exist in this well which will be tested at a later date. Registrant has 680 gross acres contiguous to this well which appear to have several good offset drilling locations.

Other Oil and Gas Interests
---------------------------

Registrant also owns working interests and overriding royalty interests in various properties located in the states of California, Colorado, Michigan, Montana, North Dakota, Oklahoma, Texas and Wyoming. Effective November 1, 1996, Registrant sold all of its interest in areas outside of California oil and gas assets to Ray K. Davis, its consulting accountant, officer and shareholder for $100,000 in cash.

-------------------------------

         (2)  Production Information
         ---------------------------

          (i) Net Production, Average Sales Price and Average Production Costs (Lifting). The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Registrant for the fiscal years ended June 30, 1996 and 1995, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                      Years Ended June 30,
                                                      --------------------
                                                      1996             1995
                                                      ----             ----
         Net Production
         --------------
         Oil (Bbls)                                   7,987            15,162
         Gas (Mcf)                                    7,846            11,581

         Average Sales Prices
         --------------------
         Oil (per Bbl)                               $17.19            $13.71
         Gas (per Mcf)                               $ 1.04            $ 1.22

         Average Production Cost (1)
         ---------------------------
         Per equivalent
           Bbl of oil                                $17.87            $13.64

         Average Lifting Costs (2)
         -------------------------
         Per equivalent
           Bbl of oil                                $ 5.79            $10.45

(1)  Production  costs  include  all  expenses,   depreciation,   depletion  and
     amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling writedown, or depreciation, depletion and amortization.

-------------------------------

          (ii) Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding Royalty Interests.


               (a) Leasehold  Interests - Productive  Wells and Developed Acres:
The table below sets forth Registrant's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 1996:

                          Producing and Shut-In Wells
                          ---------------------------

                                             Gross            Net (1)
                                          ------------     -------------
                                          Oil      Gas      Oil      Gas
                                          ---      ---      ---      ---
       Prospect
       --------

       California:
         Arco 34X                          1       --       0.12      --
         Arco 35X                          1       --       0.12      --
         Arco 46X (2)                     --        1       --       0.12
         Brandt 16X                        1       --       0.18      --
         Grey Wolf #1 (3)                 --        1       --       0.18
         Sanborn 3-3                      --        1       --       0.008

       Colorado:
         Zenith Field (4)                  3       --       0.30      --

       Montana:
         Valley County (4)                 1       --       0.125     --

       North Dakota:
         Billings County (4)               5       --       0.21      --
         Williams County (4)               2       --       0.24      --

       Oklahoma:
         Harper County (4)                --        2       --       0.02

       Texas:
         Lucille Field (4)                 7       --       0.44      --
         Ira Corbin #1 & 1A (4)            2       --       0.03      --
         Williams #1 (4)                   1       --       0.01      --

                                          --       --       ----    -----
       TOTAL                              24        5       1.78     0.33
                                          ==       ==       ====    =====

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(2)  Currently shut in.

(3)  Awaiting pipeline connection.

(4)  Sold effective November 1, 1996, for a total of $100,000.

-------------------------------

                             Developed Acreage Table
                             -----------------------

                                                        Developed Acres (1)
                                                        -------------------
                                                   Gross (2)            Net (3)
                                                   ---------          ---------
         Prospect
         --------

         California:
                  Grey Wolf #1                       120.00             21.60
                  W Bellevue Ext Fld                  80.00             14.40
                  Rosedale Field                      80.00              9.60
                  Sanborn 3-3                        615.00              5.23

         Colorado:
                  Zenith Field                       640.00             64.00

         Montana:
                  Fallon Co. (4)                     160.00              6.51
                  Valley Co. (4)                     120.00             40.00

         North Dakota:
                  Billings Co. (4)                   640.00             33.00
                  Renville Co. (4)                   160.00             48.00
                  Williams Co. (4)                   320.00             39.01

         Oklahoma:
                  Harper Co. (4)                     640.00              4.80

         Texas:
                  Lucille Fld. (4)                   220.00             13.97
                  Corbin 1 & 1A (4)                  160.00              2.40
                  Williams #1 (4)                    171.00              1.28
                                                     ------            ------

                           TOTAL                   4,126.00            303.80
                                                   ========            ======

(1)  Consists of acres spaced or assignable to productive wells.

(2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(4)  Sold effective November 1, 1996, for a total of $100,000.

-------------------------------

          (ii) (b) Royalty Interests in Productive Wells and Developed  Acreage:
The following tables set forth at June 30, 1996 Registrant's royalty interests in productive oil and gas wells and in developed acres:

                          Overriding Royalty Interests
                          ----------------------------

                                            Productive Wells
                                            ----------------          Gross
Prospect                 Interest(%)         Oil      Gas          Acreage (1)
--------                 -----------         ---      ---          -----------

Michigan:
 Pentwater (2)              5.08             28       --              1,478

Montana:
 Richland Co. (2)           0.20              1       --                320
 Roosevelt Co. (2)          0.05              2       --                160
 Valley Co. (2)             5.00              1       --                 80

North Dakota:
 Billings Co. (2)           0.46              8       --              1,440
 Divide Co. (2)             2.07              2       --                320
 McKenzie Co. (2)           0.55             12       --              2,560
 Williams Co. (2)           1.87              3       --                480

Texas:
 Jordans (2                 0.13             --        2                 84

Wyoming:
Big Sand Draw (2)           0.03             21        7              3,740
                            ----             --       --            -------

                                             78        9             10,662
                                             ==       ==            =======

(1)  Consists of acres spaced or assignable to productive wells.

(2)  Sold effective November 1, 1996, for a total of $100,000.

          (iii) Delivery Commitments. Registrant is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

     (3) Reserve Information
     -----------------------

Oil and Gas Reserves. Oil and gas reserves for Registrant's properties have been evaluated at June 30, 1995 and 1996 by Resource Services International, Inc.

     RESERVE CALCULATIONS BY INDEPENDENT PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN.

-------------------------------

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

                            Estimated Proved Reserves
                            -------------------------

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of Registrant for the years ended June 30, 1994 and 1995. See Note 9 to the Consolidated Financial Statements and the above discussion.

       Proved Reserves (1)                           Oil (Bbls)       Gas (Mcf)
       -------------------                           ----------       ---------

       Estimated quantity, June 30, 1994             136,000          101,000

         Revisions of previous estimates              (7,000)         (23,000)
         Sale of Properties                          (79,000)         (14,000)
         Production                                  (15,000)         (11,000)
                                                    ---------       ---------

       Estimated quantity, June 30, 1995              35,000          53,000

         Revision of previous estimates                2,000           1,000
         Acquisition of Properties                    42,000          58,000
         Production                                   (6,000)         (6,000)
                                                  ----------       ---------

       Estimated quantity, June 30, 1996              73,000         106,000
                                                  ==========        ========


                     Developed and Undeveloped Reserves (2)
                     --------------------------------------

                                       Developed      Undeveloped      Total
                                       ---------      -----------      -----

   Oil (Bbls)
         June 30, 1995.............     35,000            -0-           35,000
         June 30, 1996.............     44,000           29,000         73,000

   Gas (Mcf)
         June 30, 1995.............     53,000            -0-           53,000
         June 30, 1996.............     49,000           57,000        106,000

(1)  All  non-California  proved reserves have been sold.
(2)  All non-California developed and undeveloped reserves have been sold.

-------------------------------

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to Registrant's proved oil and gas reserves as well as other reserve information, see Note 9 to the Consolidated Financial Statements.

          (i) Oil and Gas Reserve Estimates Filed. No estimates of total proved net oil or gas reserves were filed by Registrant with, or included in reports to, any federal authority or agency since the beginning of Registrant's last fiscal year.

     (B) Mineral Properties
         ------------------

From 1986 through November 1992, Registrant concentrated its efforts in its mineral segment, on the acquisition and exploration of undeveloped mining properties near Nome, Alaska. While Registrant retains two small leases in the area, it lost the major portion of its interest in the Nome properties when Newmont Exploration Ltd. abandoned the Anvil Joint Venture and Registrant's lode mining lease. As a result of Newmont's actions, the Registrant's interest in Nome Gold Joint Venture has become significantly less valuable than at June 30, 1992. The following sets forth a brief discussion of Registrant's mineral properties:

Valdez Creek
------------

Registrant had leased certain mining claims which it owns on Valdez Creek, Alaska, to Valdez Creek Mining Company ("VCMC"), retaining an in-kind royalty interest of from 4% to 5%. Cambior USA (a VCMC partner) is the Operator of the mining operations at Valdez Creek.

Cambior, the operator of the Valdez Creek mining property, has ceased mining operations effective June 30, 1995. The surface area of the mine was restored in the fall of 1996, and Cambior will reassign all its interest in the mining claims to Registrant. Registrant is currently evaluating the possibility of continued mining operations on the property, but has made no decision to do so. During the June 30, 1995 fiscal year, Registrant received approximately 2,818 ounces of raw placer gold and 748 ounces of raw placer gold during the June 30, 1996 fiscal year.

-------------------------------

Anvil Gold Project
------------------

In April 1986 Registrant leased the lode exploration rights to certain patented lode mining claims near Nome, Alaska from Alaska Gold Company (the "Lode Mining Lease"). At the same time, Registrant formed a joint venture (the 'Nome Gold Joint Venture,' "NGJV") whereby financing was provided for initial work on the project with TMS, Inc., a privately-held corporation, which assigned its rights to Northern Gold Company. As Northern failed to make subsequent contributions to NGJV, its interest has been diluted to less than 1%. Registrant entered into several joint ventures for the exploration and development of this property.

Registrant believes that Newmont acted wrongfully in terminating the last joint venture relating to this property and the lease. Consequently, Registrant has filed suit against Newmont, which is detailed in "Item 3 - Legal Proceedings", below.

As a result of the termination of the AJV and the Lode Mining Lease, and an assignment of its interests by GGI to Registrant, Registrant owns 100% interest in two leases (approximately 80 acres) in the Rock Creek and Snow Gulch areas. Based on Registrant's currently available information, it does not appear that these two leases are capable of economic development except in connection with development of other neighboring properties owned by others.

Substantially all of Registrant's costs in these properties have been expensed or recovered as a result of payments received from Newmont and prior joint venture partners.

Cook Inlet
----------

In 1980, the Company filed applications for State of Alaska offshore prospecting permits for a total of approximately 1.2 million gross acres in south and southeastern Alaska. Permits for approximately 146,000 acres were issued in May, 1987 but were allowed to expire during fiscal 1989 due to management's concern with environmental sensitivity in the area. Applications for approximately
894,000 acres were denied by the State, and applications for approximately 60,000 acres in central Cook Inlet are still pending, as are applications for approximately 100,000 acres in southern and southeast Alaska. It is not likely that these applications will be granted.

Echo Canyon
-----------

Registrant has staked and is currently holding 14 claims in Nye County, Nevada which are prospective for gold mineralization.

-------------------------------

Kaycee Uranium Project
----------------------

Registrant has staked 219 mining claims in Johnson County, Wyoming, on the basis of geological and engineering information gathered in the period from 1969 through 1984. These claims have been recorded in Johnson County and with the Bureau of Land Management. This project is known as the Kaycee Uranium Project. Registrant is looking into the possibility of staking additional claims on this project but doing so depends on the financial capability of Registrant. Management of Registrant believes this project is well suited to the recovery of uranium, and possibly vanadium, by in- situ leaching methods. Registrant does not have proven reserves on these claims and additional drilling will be required to determine the presence and extent of any uranium deposits which may exist. Registrant has available the drilling logs from more than 4,000 drill holes in the general area where this project exists, as well as maps showing drill hole locations.

The Kaycee Project data was the proprietary information of Mr. R. V. Bailey, president of Registrant. Registrant has entered into an agreement with Mr. Bailey whereby Registrant will provide funding for the project in order to earn 75% interest in the project. Mr. Bailey will retain 25% and will be paid a portion of cash, if any, paid to Registrant by a third party when and if the project is joint ventured or otherwise farmed out or sold. Before any payment is made to Mr. Bailey, Registrant will recover its expenses.

Shamrock Uranium Project
------------------------

Registrant is investigating staking mining claims on another Wyoming uranium project, but the decision to do so will depend on the ability of Registrant to find a source of funding for the project. Management of Registrant believes that this project is also suitable for in-situ leaching of uranium should any minable deposits be discovered. Registrant has no drilling information for this project and the presence of uranium at depth can only be hypothesized from surface indications.

-------------------------------

      (C)  Title
           -----

       (1) Oil and Gas. As is customary in the oil and gas industry, Registrant performs only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where Registrant is the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. Registrant believes that the title to its properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by Registrant are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Registrant does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of Registrant's business.

Registrant has purchased producing properties on which no updated title opinion was prepared. In such cases, Registrant has retained third party certified petroleum landmen to review title.

       (2) Mining. Registrant does not have title opinions on its mining claims or leases and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio). No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim.

      (D) Office Facilities. Registrant relocated its offices in December, 1995 to a two-story office building. Registrant's new office space consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Registrant signed a two year lease agreement and is subject to a lease rate of $816 per month, a monthly decrease of $304. Registrant has also paid

-------------------------------

$816 as a security deposit for the term of the lease, which is in effect through November 30, 1997.

Item 3.  Legal Proceedings
--------------------------

Registrant is currently involved in one legal action in the State of Alaska. (See Item 2 (B) "Mineral Properties - Anvil Gold Project" for background information). On February 14, 1994, Registrant, representing Nome Gold Joint Venture ("NGJV"), filed a complaint against Newmont Exploration Limited with the Superior Court For the State of Alaska, Second Judicial District, Nome, Alaska alleging several violations including breach of contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, and failure to expend amounts committed to by Newmont. The suit requests unspecified damages. Newmont has filed a Motion for Summary Judgment, to which Registrant has filed a Motion in Opposition. The Motion for Summary Judgment and the response by Registrant are now in the hands of the Court. The date for a trial in this matter has been postponed from February, 1997 to an undetermined date, most likely in summer, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

       No matters were presented to security holders for a vote during the quarter ended June 30, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Stock & Related Security Holder Matters.
--------------------------------------------------------------------------------

     (A) Market Information
         ------------------

     Registrant's common stock is now quoted on the NASD's OTC Bulletin Board under the symbol "ASPN". The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.


                                                   Range of Bid/Ask Prices
                                                         Common Stock
                                                   ------------------------
                                                  Low Bid           High Bid
                                                  -------           --------

  Fiscal Year Ended June 30, 1996:
  --------------------------------

           First Quarter                          15(cent)           19(cent)
           Second Quarter                         15(cent)           19(cent)
           Third Quarter                          15(cent)           19(cent)
           Fourth Quarter                         15(cent)           19(cent)

  Fiscal Year Ended June 30, 1995:
  --------------------------------

           First Quarter                          15(cent)           19(cent)
           Second Quarter                         15(cent)           19(cent)
           Third Quarter                          15(cent)           19(cent)
           Fourth Quarter                         15(cent)           19(cent)


     (B) Holders
         -------

     The approximate number of stockholders of record of Registrant's common stock at June 30, 1996 was 1,428. This number does not reflect an indeterminate number of beneficial holders who own their shares in street name through broker/dealers and other depositories.

     (C) Dividends
         ---------

     Holders of common stock are entitled to receive such dividends as may be declared by Registrant's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 1996 and Registrant has paid no cash dividends on its common stock since inception. There are no contractual restrictions on Registrant's ability to pay dividends to its shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

NOTE:  Company's financial statements are not audited.
------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

June 30, 1996 as compared to June 30, 1995
------------------------------------------

Because of a shortage of operating funds, Registrant has postponed the preparation of audited financial statements. The financial statements contained herein for the fiscal year ended June 30, 1996 are unaudited. Field work for the audit has been completed and Registrant expects to complete the audit prior to April 1, 1997. The Registrant has sustained substantial operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. Current assets exceed current liabilities by $45,000, a reduction of 93.5% from a year earlier. It is estimated that at the time of filing this document that current liabilities exceed current assets and Registrant will have a working capital deficit.

In view of this deficit, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Registrant, which in turn is dependent upon Registrant's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise Registrant's operations and financial requirements provide the opportunity for Registrant to continue as a going concern.

From June 30, 1995 to June 30, 1996, Registrant's working capital (current assets less current liabilities) decreased by $645,152 or by 93.5%. The decrease in working capital is primarily attributable to a decrease of over $496,500 in the amount of precious metals (primarily gold) held in inventory by Registrant. The decrease in precious metals inventory is due to a decrease of in-kind production received by Registrant. Registrant received approximately 748 ounces of raw gold for the twelve-month period ended June 30, 1996 as compared to 2,818 ounces of raw gold for the twelve-month period ended June 30, 1995, a 74% decrease. Cambior, the operator of the Valdez Creek mining property, has ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine is being restored by Cambior, and they will reassign all their interest in the mining claims to Registrant. Registrant may explore for mineable lode gold deposits on the Valdez Creek property if funding can be obtained from outside parties.

The financial information in this Form 10-KSB is unaudited because Registrant is postponing the audit until additional funds are available to pay for such audit, which is partially complete.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. However, Registrant has been unsuccessful thus far in finding a joint venture partner for the uranium ventures and this has caused a shortage of operating funds. In order to provide interim financing, Registrant has, in November, 1996, withdrawn $125,000 against a split dollar insurance plan (total value of the plan assets was approximately $200,000). Registrant has also sold its non-California oil and gas production for $100,000 cash to its consulting accountant, officer and shareholder. Certain management of Registrant has also elected to go on a deferred compensation plan, whereby portions of salaries are not paid and are postponed to a future time when Registrant may be able to pay such deferred salaries.

Although Registrant is looking forward to increased revenues from California oil and gas production in the future, current income from California oil and gas production is inadequate to fund the monthly general and administrative costs of Registrant and there is no other current source of income.

It is imperative that Registrant take steps in order to derive revenues from the uranium properties at the earliest time. Registrant will also take such steps as feasible in order to keep costs for uranium-related activities to a minimum. However, certain costs cannot be avoided. Approximately $29,000 ($135 per claim) was paid to the U. S. Bureau of Land Management on November 25, 1996, to record claims within the Kaycee Project. Holding costs for mining claims are $100 per claim annually.

Registrant has formed a wholly-owned subsidiary in 1996, ISL Resources Corporation, a Wyoming corporation, in order to carry on uranium activities in Wyoming and perhaps elsewhere. Management of Registrant believes that the in-situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. Registrant intends to vigorously pursue funding for ISL Resources prior to the end of calendar year 1996. Such funding may include a private placement of stock and the possible sale of stock on a Canadian market. There is no assurance such placement or sale will take place. If no outside funding is found, Registrant runs the risk of losing the mining claims and the investment in them.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Without additional funding from outside sources, Registrant will be unable to continue to operate at the current level, even though Registrant has only three full time employees.


                              Results of Operations
                              ---------------------

1996 Compared to 1995
---------------------

For the twelve months ended June 30, 1996 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for precious metals production. In addition, Registrant received in-kind gold royalties from its Valdez Creek until September, 1995.

Registrant's precious metals revenues for the twelve-month period ended June 30, 1996 decreased by $745,221 compared to the twelve-month period ended June 30, 1995. This 80% decrease in precious metals revenue was due to a decrease in the amount of in-kind gold royalties received from the Valdez Creek mine, which decrease was due to decreased total production from the mine. All advance royalty amounts have now been recouped by the operator. The operator of the Valdez Creek mine, Cambior Alaska, has advised Registrant that operations at the mine ceased effective June 30, 1995 and that Registrant will receive no further royalties.

Effective April 1, 1995 the Registrant sold its interest in the Divide Field oil and gas properties, which included a substantial portion of its reserves for $80,000. As a result, the Registrant wrote off its capitalized costs of $1,153,060 and related accumulated depletion and impairment of $868,326, realizing a loss of $204,734, which is included in loss on disposition of assets.

In January, 1995 the Registrant abandoned its interest in the Sand Spring Prospect, Lincoln County, Nevada as uneconomic. Capitalized exploration costs of $27,486 were written off and are included in the loss on disposition of assets.

Oil and gas revenues, which includes income from management fees, for the twelve months ended June 30, 1996 decreased by 22% ($59,344) when compared to the same period in the prior year. Such decrease was due to the sale of Registrant's remaining proved producing oil and gas reserves in Montana and North Dakota which were marginally economic. These sales occurred between January 31, 1995 and April 1, 1995.

Oil and gas production expenses decreased by about 70% ($124,905) when compared to the prior year. Between January 31, 1995 and April 1, 1995 the Registrant

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

sold some of its less profitable oil and gas interests. The reduction in overall production expenses for the current fiscal year, as compared to the prior year, is attributable to Registrant's disposal of these interests.

Depletion, depreciation and amortization increased $48,041 (62%) from $77,179 at June 30, 1995 to $125,220 at June 30, 1996. This increase in depletion, depreciation and amortization was also largely due to the sale and disposition of Registrant's producing oil and gas properties during the fiscal year ended June 30, 1995, and the acquisition of new, shorter lived producing properties in California in November, 1995.

During January, 1995, the Registrant received notice from the State of Alaska Department of Revenue for unpaid License Tax on Royalties from Mines and Mining for the years 1991 through 1993. Registrant contested these License Taxes and believed it to be exempt from these taxes. Pending the outcome of the Registrant's petition seeking relief from these taxes, Registrant recorded a liability of $45,000 at June 30, 1995 for the estimated amount of taxes due. On October 30, 1995 the Alaska Department of Revenue notified Registrant that it had accepted its petition for relief and no taxes were due through September 30, 1995. Accordingly, Registrant reversed its recorded liability to the State of Alaska and recorded income in the amount of $45,000 for the Alaska Mining License Tax exemption.

Selling, general and administrative expenses increased by $26,942 (5%) from $564,955 at June 30, 1995 to $591,897 for the twelve months ended June 30, 1996, reflecting the appointment of Robert A. Cohan, as Vice President of West Coast operations in Bakersfield, California on April 1, 1995.

As a result of Registrant's operations for the fiscal year ended June 30, 1996, Registrant ended the year with a net loss of ($322,325) compared to net income of $108,238 for the previous year. This decrease reflected both decreased revenues and increased expenses for the current fiscal year as compared to the prior year. The largest decline $745,000, or 80%, was in mineral income due to the cessation of operations at the Valdez Creek Mine on September 30, 1995.

Item 7.  Financial Statements and Supplementary Data

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                                    June 30,
                                                      ---------------------------------------
                                                           1996                      1995
                                                      -------------              ------------
                                                        Unaudited                  Audited
                                                        ---------                  -------

Current Assets:
  Cash and cash equivalents, including
    $99,780 and $51,880 of invested
    cash in 1996 & 1995, respectively                   $  102,223                $  116,891
  Precious metals (Note 1)...........                      221,866                   718,388
  Accounts receivable, trade.........                       61,245                    30,997
  Prepaid expenses...................                        4,923                     4,651
                                                        -----------               -----------
  Total current assets...............                      390,257                   870,927
                                                        -----------               -----------
Investment in oil & gas properties, at
  cost (full cost method of
  accounting) (Note 9)...............                    1,349,047                 1,031,693
    Less accumulated depletion and
      valuation allowance............                   (  873,221)               (  760,874)
                                                        -----------               -----------
                                                           475,826                   270,819
                                                        -----------               -----------
Property and equipment, at cost:
  Furniture, fixtures & vehicles.....                      146,087                   135,147
    Less accumulated depreciation....                     ( 95,094)                 (104,348)
                                                        -----------               -----------
                                                            50,993                    30,799
                                                        -----------               -----------
Undeveloped mining properties, at
  cost (Note 2), less reserve for
  impairment of $193,495.............                       76,434                    11,633
                                                        -----------               -----------
Cash surrender value, life insurance
  (Note 3)...........................                      179,470                   129,627
                                                        -----------               -----------
Organization Cost,
  Aspen Recursos de Mexico (Note 1)..                       23,869                    29,187
                                                        -----------               -----------

Total assets                                            $1,196,849                $1,342,992
                                                        ===========               ===========

                              (Statement Continues)

                 See Notes to Consolidated Financial Statements

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   June 30,
                                                   -------------------------------------
                                                       1996                      1995
                                                   ------------              -----------
                                                    Unaudited                  Audited
                                                    ---------                  -------
Current liabilities:
  Accounts payable and accrued
    expenses (Note 10)...............               $    80,713              $    88,121
  Advances from joint interest owners
    (Note 10)........................                   245,481                     -0-
  Severance taxes payable (Note 10)..                    13,819                   83,419
  Due to related parties (Note 7)....                     5,216                    9,207
                                                    ------------             -----------

  Total current liabilities..........
                                                        345,229                  180,747
                                                    ------------             -----------
Commitments and contingencies
    (Note 10)
Stockholders' equity:
    (Notes 1 and 7):
    Common stock, $.005 par value:
      Authorized:  50,000,000 shares
      Issued:  4,424,922 in 1996 and
        4,297,922 in 1995............
      Outstanding:  4,321,322 in 1996                    22,124                   21,489
       and 4,194,322 in 1995.........

  Capital in excess of par value.....                 5,651,388                5,640,323
  Accumulated deficit................                (4,775,138)              (4,452,813)
                                                    ------------             ------------
                                                        898,374                1,208,999
  Less common stock in treasury, at
    cost; 103,600 shares.............                   (46,754)                 (46,754)
                                                    ------------             ------------

  Total stockholders' equity.........                   851,620                1,162,245
                                                    ------------             -----------

Total liabilities and stockholders'
  equity.............................               $ 1,196,849              $ 1,342,992
                                                    ============             ===========


                 See Notes to Consolidated Financial Statements

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Year ended June 30,
                                                  ------------------------------------
                                                      1996                     1995
                                                  ------------              ----------
                                                    Unaudited                 Audited
                                                    ---------                 -------

Revenues:
  Oil and gas (Note 9).............                $  145,448               $  221,875
  Mineral (Notes 1 and 2)..........                   189,130                  934,351
  Mineral severance tax settlement
    (Note 10)......................                    45,000                    -0-
  Fees and equipment rentals (Note 1)                  64,488                   47,405
  Interest.........................                     4,508                    2,648
                                                   -----------              ----------
                                                      448,574                1,206,279
                                                   -----------              ----------
Costs and expenses:
  Oil and gas production...........                    53,782                  178,687

  Loss on disposition of assets....                      -0-                   232,220
  Depreciation, depletion and
    amortization...................                   125,220                   77,179

  Mineral severance tax (Note 10)..                      -0-                    45,000
  Selling, general and administrative                 591,897                  564,955
                                                   -----------              ----------

                                                      770,899                1,098,041
                                                   -----------              ----------
Net income........................                 $ (322,325)              $  108,238
                                                   ===========              ==========

Net income per common share.......                 $    (.08)               $     .03
                                                   ===========              =========
Weighted average number of common
  shares outstanding..............                  4,274,489                4,194,322
                                                   ===========              ==========


                 See Notes to Consolidated Financial Statements

                                       28

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    Unaudited

                                                  Common Stock                                              Treasury Stock
                                -----------------------------------------------                         ---------------------------
                                                                   Capital in                             Number
                                 Number             Par             Excess Of        Accumulated           of
                                Of Shares          Value            Par Value          Deficit            Shares          Cost
                                ---------       ------------       ------------      -----------         --------      ------------
Balance, June 30, 1994          4,297,922       $     21,489       $ 5,640,323       $(4,561,051)         103,600      $   (46,754)


Net income for year                   ---                ---               ---           108,238              ---              ---
                              -----------       ------------       -----------       -----------       ----------      -----------

Balance, June 30, 1995          4,297,922       $     21,489       $ 5,640,323       $(4,452,813)         103,600      $   (46,754)

Stock issued to Employees         127,000                635            11,065               ---              ---              ---

Net loss for year                                                                       (322,325)
                              -----------       ------------       -----------       ------------     -----------     ------------

Balance, June 30, 1996          4,424,922       $     22,124       $ 5,651,388       $(4,775,138)         103,600      $   (46,754)
                              ===========       ============       ===========       ============      ==========     ============



                                  See notes to consolidated financial statements

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Year Ended June 30,
                                                                     1996                      1995
                                                                 ------------              -----------
                                                                   Unaudited                 Audited
                                                                   ---------                 -------
Cash flows from operating activities:

  Net income.........................................            $  (322,325)              $   108,238

  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

  Services rendered for stock........................                 11,700                      -
  Depreciation, depletion, amortization and
    valuation allowance..............................                125,220                    77,179
  (Gain) loss on disposal of precious metals,
    equipment and oil & gas properties...............                   -                      284,716
  Precious metals received...........................               (246,589)                 (934,500)
  Proceeds from the sale of precious metals..........                743,111                   546,546
  Changes in assets and liabilities:
    Decrease in accounts receivable, and
       prepaid expenses..............................                (30,520)                   17,126
    Increase (decrease) in accounts payable, accrued
       expenses and due to related parties...........                234,082                    33,052
    Decrease in production taxes payable.............                (69,600)                     -
                                                                  ----------                ----------

Net cash provided by operating activities............                445,079                   132,357

Cash flows from investing activities:

  Sale of vehicle....................................                   -                        4,800
  Sale and recovery of costs of oil and
    gas properties...................................                104,723                    90,902
  Purchases of oil and gas properties................               (422,076)                  (55,035)
  Equipment purchased................................                (13,955)                   (2,298)
  Additions to undeveloped mining properties.........                (64,802)                  (16,652)
  Additions to cash surrender value..................                (49,843)                  (54,038)
  Organization Cost - Recursos de Mexico.............                   (649)                  (29,187)
  Vehicle - Purchase.................................                (13,145)                     -
                                                                  ----------                ----------

Net cash (used in) investing activities..............               (459,747)                  (61,508)


Net increase (decrease) in cash and equivalents......                (14,668)                   70,849

Cash and cash equivalents, beginning of year.........                116,891                    46,042
                                                                 ------------              -----------

Cash and cash equivalents, end of year..............             $   102,223               $   116,891
                                                                 ============              ===========







                                  See notes to consolidated financial statements



                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and gold and other mineral properties.

     Unaudited Financial Statements
     ------------------------------

     The Company has been unable to have its audit of its financial statements for the year ended June 30, 1996 completed due to its shortage of cash and efforts to reduce its operating expenses. As a result, the Company has presented the accompanying annual financial statements for fiscal year 1996 without audit along with the financial statements for fiscal 1995, which were audited. When and if the Company has sufficient financial resources, it will have its independent auditors complete their audit of fiscal 1996 and issue their audit opinion on those financial statements.

     A summary of the Company's significant accounting policies follows:

     Going Concern
     -------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Current assets exceed current liabilities by $45,000, a reduction of 93.5% from a year earlier. It is estimated that at the time of filing these financial statements that current liabilities will exceed current assets and the Company will have a working capital deficit.

     In addition, the Company's loss for the 1996 fiscal year is ($322,325). As of November 1996, the Company has used a substantial portion of its cash and gold reserves and has withdrawn $125,000 against the cash value of a life insurance policy on its president and has sold all its non-California oil and gas properties for $100,000 to pay creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern. Pending the financial outcome of these matters, the accompanying financial statements do not include any adjustments that might result from these uncertainties.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue its operations.

     In its oil and gas operations, the Company intends to focus attention on opportunities in California, particularly those situations where the Company may be able to require investors to pay prospect generation fees. Such fees may be sufficient to pay for the Company's working interest in an initial well. The Company also typically will "back in" after payout for a more substantial interest in successful wells. The Company will also seek out production purchase situations and, upon finding same, will attempt to retain a carried interest in such purchases. Funding likely would come from outside sources.

     In its uranium activities, through ISL Resources Corporation, a subsidiary, the Company will attempt to form joint ventures with well-financed companies and will attempt to recover at least 100% above the amount the Company has invested in any particular project.


     Consolidated financial statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company and Aspen Recursos de Mexico. Significant intercompany accounts and transactions have been eliminated. After the end of the 1996 fiscal year, the Company formed a new subsidiary, ISL Resources Corporation, for its uranium activities.

     Statement of cash flows
     -----------------------

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at June 30, 1996 or 1995. In-kind gold revenues for the years ended June 30, 1996 and 1995 were $246,589 and $969,065, respectively. In the accompanying statements of operations in-kind revenues have been reduced by losses on the sale of gold of $57,589 and $34,714 for fiscal 1996 and 1995, respectively.

     Oil and gas properties
     ----------------------

     The Company follows the "full-cost" method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, including internal costs that can be directly identified with those activities, are capitalized within one cost center. No gains or losses are recognized on the sale or abandonment of oil and gas properties, unless the disposition of significant reserves is involved.

     Depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at June 30, 1996 and June 30, 1995.

     Property and equipment
     ----------------------

     Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Investment in mining joint ventures
     -----------------------------------

     The Company accounts for its investments in joint ventures using the equity method. Under the equity method, the investment is accounted for at cost, adjusted for the Company's proportionate share of earnings and losses. The Company's investment in the Nome Gold Joint Venture ("NGJV"), 99+% owned by Aspen, is accounted for using the equity method and its proportionate share of assets, liabilities, revenues and expenses are consolidated with those of Aspen in the balance sheet (See Note 2).

     Undeveloped mining properties
     -----------------------------

     The Company capitalizes all costs associated with acquiring, exploring and developing mineral properties, including certain internal costs which specifically relate to each mining property area ("cost center"). Capitalized costs are deferred until the area of interest to which they relate is put into operation, sold, abandoned or impaired. The Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint venture or other exploration participants reduce the amount of a cost center as a recovery of capitalized costs. The excess of the Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint venture or other exploration participants over capitalized costs in a specific cost center are recognized as revenue in the period received. The Company's pro rata share of costs incurred by the Nome Gold Joint Venture that are associated with finding joint venture partners to explore and develop mining properties are expensed as incurred, and are included in selling, general and administrative expenses. Gains or losses on sale or abandonment of mining properties are charged to current operations.

     Net income per common share and stock split
     -------------------------------------------

     Net income per common share is based on the weighted average number of shares of common stock outstanding during the period.

     Organization Costs
     ------------------

     During the first quarter ended September 30, 1994, the Company formed a subsidiary, Aspen Recursos de Mexico, S.A. de C.V. ("Aspen Recursos").

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aspen Recursos is qualified to do business in Mexico and that will allow the Company to investigate and acquire interests in mineral prospects in Mexico. The Company will amortize the organization costs over a 60 month period. For the 12 months ended June 30, 1996 the Company amortized $5,967 of Aspen Recursos organization costs. As of June 30, 1996, the subsidiary had no operations.


Note 2   MINING PROPERTIES

     VALDEZ CREEK
     ------------

     Mining on the gold claims held by the Company on Valdez Creek in Alaska ceased in 1995. Cambior, a Canadian-based company, was the Operator, and Cambior is in the process of restoring the property. The Company received no gold royalties from these properties in calendar 1996, and no further royalties are expected. The Company is looking into the possibility of investigating the lode gold potential of the properties, but no decision has been made in that regard. Such investigation would probably require the participation of a second party in order for exploration funds to be made available.

     The Company has recovered its investment in the Valdez Creek area and has recognized royalty revenue of $189,130 and $934,351 in the years ended June 30, 1996 and 1995, respectively. Through June 30, 1996, the Company has received $2,511,679 in in-kind gold production payments.

     NOME PROPERTIES
     ---------------

     In March 1992, the Company, through Nome Gold Joint Venture, formed the Anvil Joint Venture ("AJV") to carry forward renewed lode gold exploration in the area of interest, and contributed the Lode Mining Lease to that joint venture. The Anvil Joint Venture included NGJV, Newmont Exploration Ltd. ("Newmont") and Golden Glacier, Inc. ("GGI"), an Alaskan native corporation. Newmont, as operator of AJV, assumed the responsibility of making the annual royalty payments to Alaska Gold Company ("AGC", the landowner) plus any other required bonus payments. In November, 1992 Newmont advised NGJV that it was withdrawing from the Anvil Joint Venture. Such withdrawal terminated the lode mining lease between NGJV and AGC as well.

     In February, 1994 the Company filed a complaint against Newmont Exploration Ltd. with the Superior Court for the State of Alaska, Second Judicial District, Nome, Alaska alleging several violations (including breach of

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     contract, breach of covenant of good faith and fair dealing, negligent misrepresentation, and failure to expend amounts committed to by Newmont). The lawsuit requests unspecified damages. Newmont has filed a "Motion for Summary Judgment", to which the Company has filed an Objection along with supporting documentation. The Motion and the Objection are now in the hands of the Court. The date for a trial in this matter has been postponed from February, 1997 to an undetermined date, most likely in summer, 1997.

     The Company owns 100% interest in two leases (approximately 80 acres) in the Rock Creek and Snow Gulch Areas near Nome, Alaska. Based on the Company's currently available information, it does not appear that these two leases are capable of economic development except in connection with development of other neighboring properties owned by others. The Company continues to keep these leases in force by making annual delay rental payments to the owners.

     Substantially all costs incurred by the Company on NGJV have been recovered or expensed as of June 30, 1996.

     COOK INLET
     ----------

     In 1980, the Company filed applications for State of Alaska offshore prospecting permits for a total of approximately 1.2 million gross acres in south and southeastern Alaska. Permits for approximately 146,000 acres were issued in May, 1987 but were allowed to expire during fiscal 1989 due to management's concern with environmental sensitivity in the area. Applications for approximately 894,000 acres were denied by the State, and applications for approximately 60,000 acres in central Cook Inlet are still pending, as are applications for approximately 100,000 acres in southern and southeast Alaska. Net capitalized costs have been written off.

     ECHO CANYON
     -----------

     The Company has staked and is currently holding 14 claims in Nye County, Nevada which are prospective for gold mineralization. The Company is currently exploring these claims and, as of June 30, 1996, has capitalized an insignificant amount of costs in the project.

     SAND SPRING
     -----------

     The Sand Spring prospect was acquired in 1994. The Company continued exploration into 1995, when it was abandoned. As a result, $27,486 in costs were written off in fiscal year 1995 and included in loss on disposition of assets.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ALASKA MINING TAX
     -----------------

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

     On October 30, 1995 the Alaska Department of Revenue notified and the Company that the Department of Natural Resources had issued Certificates of Initial Production to the Department of Revenue. The Department of Revenue further stated that no taxes were due for the period 1991 through September 30, 1995. Accordingly, the $45,000 liability has been reversed and shown as income from mining tax exemptions for the nine months ended March 31, 1996.


Note  3- EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     Effective July 1, 1990, the Company implemented a 401(k) defined contribution plan covering all employees. Under the amended terms of the plan, an employee is now eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year. The original terms of the plan required an employee to work at least 1,000 hours per year, have completed one year of service and be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to a maximum of 15% of their pre-tax earnings to the plan. Under the plan, the Company may make discretionary contributions to the plan. At June 30, 1995, the Company had accrued $7,000 to the plan for the Plan Year 1995. This accrual was paid during fiscal 1996. The Company made no plan contribution for fiscal 1996.


     Split Dollar Life Insurance Plan
     --------------------------------

     As part of the President's employment agreement dated November 8, 1991 (See
     Note 10), the Company  purchased a split dollar life  insurance  policy for

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the President's benefit. The Company pays an annual premium of $60,000 per year on behalf of the President, of which a portion ("split") constitutes compensation for the President. In addition, the Company at each anniversary pays the President an amount as a bonus to reimburse the President for personal income tax on his split.

     In the event of termination of the plan, the Company would receive the lesser of the policy cash surrender value, or the accumulated Corporate Premium Payments (split). The President would receive the excess of the total policy cash surrender value over the corporate cash surrender value, if any. In the event of premature death of the President, the Company would receive an amount equal to the accumulated corporate premium payments and the President's named beneficiary would receive the proceeds of the death benefit.

     For the year ended June 30, 1995, the Company paid $60,000 in premiums, of which the President's portion was approximately $20,520. Additional compensation of $7,833 had been recognized as reimbursement to the President for income taxes. For the year ended June 30, 1996, the Company paid $60,000 in premiums, of which the President's portion was $21,273. Additional compensation of $8,127 has been recognized as reimbursement to the President for income taxes. As of June 30, 1996 and June 30, 1995, the Company's accumulated cash surrender value was $179,470 and $129,627, respectively, which has been included as an asset on the Company's balance sheet. In November 1996, the Company withdrew $125,000 of cash surrender value to pay expenses. The death benefit payable to the named beneficiary as of June 30, 1996 and 1995, is approximately $877,060 and $837,581, respectively. At June 30, 1996 there was an excess cash surrender value available to the executive of approximately $9,000. At June 30, 1995 there was no excess cash surrender value available to the executive.

     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 1995 and 1996 the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the Company paid medical insurance plan. Expenses reimbursed for fiscal 1995 and fiscal 1996 were $1,500 and $8,800, respectively

Note 4   MAJOR CUSTOMERS

     The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                                      The Company
                                                      -----------
                                                       A       B
                                                      ---     ---
                 Year ended:

                    June 30, 1995                     78%     10%
                    June 30, 1996                     57%     16%

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5    INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of July 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of July 1, 1993. At June 30, 1996 the Company had Net Operating Loss ("NOL") carry-forwards for tax purposes of approximately $4,246,000 (expiring in the years 1997 to 2008). In addition, the Company had tax credit carry-forwards of approximately $30,400 (expiring in the years 1997 to 2001).

     Deferred tax assets (liabilities) at June 30, 1996 and 1995 are as follows:

                                                     1996         1995
                                                 -----------   ----------
         Gross deferred tax assets:
           Net operating loss carry-forward      $1,443,626    $1,607,779
           Valuation allowance for deferred
             tax assets....................      (1,443,626)   (1,601,456)
                                                 -----------   -----------

             Net deferred tax asset                   -0-           6,323
                                                 -----------   -----------

         Gross deferred tax liabilities:
           Depreciation and other property,
             plant and equipment basis
             differences...................      (    -0-   )       (6,323)
                                                 -----------   -----------

         Net deferred tax asset
           (Liabilities)                         $    -0-      $       -0-
                                                ===========    ============

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company. As of June 30, 1996 $628,040 of net operating loss carryforwards and $6,054 of investment tax credits have expired.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of income tax expenses for the years ended June 30, 1996 and 1995 are as follows:

                                                        1996            1995
                                                     --------         ---------

                  Current                            $  -0-           $ 59,060

                  Benefits of income
                    tax carry-forward                 ( -0- )         (59,060)

                  Deferred                              -0-               -0-
                                                     --------          -------

                  Income tax expense                 $  -0-            $  -0-
                                                     ========          =======

     The effective income tax rate applicable to the current provision before applying the tax carry-forward benefit was -0-% and 31% for the years ended June 30, 1996 and 1995, respectively.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6   SEGMENT INFORMATION

     The Company operates in two industry segments within the United States: (1) oil and gas exploration and development and (2) mineral exploration and development (primarily gold).

     Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, cash surrender value, and furniture, fixtures and vehicles.

     Segment  information  consists of the  following:

                                                Year ended June 30,
                                          ---------------------------------
                                             1996                  1995
                                          ----------            -----------
         Revenue:
           Oil and  gas............       $  312,252             $  269,280
           Mineral................           234,130                934,351
           General  corporate......            4,508                  2,648
                                          -----------            ----------
           Total revenue                  $  550,890             $1,206,279
                                          ===========            ==========

         Results of operations
           (excluding overhead
            and interest costs):
           Oil and gas............         $   43,807            $ (177,141)
           Mineral exploration....            234,130               861,865
           General corporate
             operations...........           (600,262)             (576,486)
                                           -----------           ----------
                  Net income (loss)        $ (322,325)           $  108,238
                                           ===========           ==========

         Depreciation, depletion
             amortization and valuation
             charged to identifiable
             assets:

             Oil & gas depletion...        $  112,347            $   63,000
             General corporate.....            12,873                14,179
                                          -----------            ----------
                  Total                    $  125,220            $   77,179
                                          ===========            ==========

         Capitalized expenditures:

             Oil and gas...........        $  376,348            $   55,035
                                          ===========            ==========

             Mineral...............        $   56,908            $   16,652
                                          ===========            ==========

             Corporate.............        $   10,939            $   85,523
                                           ===========           ==========

         Identifiable  assets,  net of
             accumulated  depreciation,
             depletion and
             amortization:
             Oil and gas...........        $  537,071            $  301,816
             Mineral exploration...           298,300               730,021
             General corporate.....           361,477               311,155
                                          -----------            ----------

                  Total                    $1,196,849            $1,342,992
                                          ===========            ==========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7   RELATED PARTY TRANSACTIONS

     At June 30, 1996 and 1995, the Company owed its officers, shareholders and directors $5,216 and $9,207 respectively.

     During the years ended June 30, 1996 and 1995 the Company provided one vehicle each to the Company's president and to an employee/officer. The Company has also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on the Company's business. The cost of these items to the Company totalled less than $15,000 and $10,000, respectively, in the years ended June 30, 1996 and 1995. In the years ended June 30, 1996 and 1995 management believes that the expenditures benefitted the Company.

     In January 1983, the Company entered into a Stock Purchase Agreement with the Company's president, R. V. Bailey, whereby Mr. Bailey granted the Company an option to purchase up to 75% of the Company's common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires the Company to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to the Company. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. Both the Company and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted in NASDAQ or the Electronic Bulletin Board, or as reported by any exchange. The 1993 Agreement further requires the Company to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement. Therefore, the Company may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the two fiscal years.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Royalties in fiscal year ended June 30, 1996 were assigned on the North Strand #1 (a dry hole effective April 22, 1996) and Grey Wolf #1 (a marginally economic well) on October 1, 1995. Registrant assigned an overriding royalty interest in these California properties to its employees and consultants in the following amounts:

                                       North (1)                  Grey
                                      Strand #1                  Wolf #1
                                      ---------                  -------

                                      Percent                    Percent
                                      -------                    -------

         R. V. Bailey                  1.25                       1.00

         Robert A. Cohan               1.25                       1.00

         Ray K. Davis                  0.50                       0.25

         Judith L. Shelton             0.333333                   0.1333330


(1)  This well was plugged and abandoned April 22, 1996.


Note 8  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals. The Company believes its exposure to credit risk is minimal.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9   OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                        June 30,
                                            -------------------------------
                                               1996                 1995
                                            ----------           ----------

       Proved properties                    $1,349,047           $1,031,693
                                            ----------           ----------

       Accumulated depreciation,
         depletion and
         amortization                         (591,501)            (479,154)

       Valuation allowance                    (281,720)            (281,720)
                                            -----------          -----------

                                              (873,221)            (760,874)
                                            -----------          -----------

       Net capitalized costs                $  475,826           $  270,819
                                            ===========          ==========

     Costs incurred
     --------------

     Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows:

                                                 Year ended June 30,
                                            ------------------------------
                                              1996                 1995
                                            --------              --------

         Property acquisition               $186,000              $ 52,937
         Development                         133,642                 2,098
                                            --------              --------
                                            $319,642              $ 55,035
                                            ========              ========

     Fees charged by the Company to operate the properties totalled approximately $5,374 per month in 1996 and $2,395 per month in 1995. Additionally, the Company sold minor interests in wells located in Montana and South Dakota for $9,153 during fiscal 1995 and minor interests in wells located in Montana and South Dakota for $2,400 during fiscal 1996. These wells had reserves that were insignificant at the time of their disposition. In November 1996, the Company sold all of its interests outside of California to the Company's consulting accountant, officer and shareholder for $100,000.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Included above is the Divide Field oil and gas operations which the Company sold for $80,000 in April, 1995. The Divide Field included a substantial portion of the Company's reserves. As a result, the Company wrote off capitalized costs of $1,153,060 and related accumulated depletion and impairment of $868,326, realizing a loss of $204,734, which is included in loss on disposal of assets.

     Results of operations
     ---------------------

     Results of operations for oil and gas producing  activities are as follows:

                                                      Year ended June 30,
                                                  --------------------------
                                                     1996            1995
                                                  ---------        ---------

    Revenues*                                     $ 209,936        $ 269,280
    Production costs                                (53,782)        (178,687)
    Depreciation and depletion                     (112,347)         (63,000)
    Loss on sale of Divide Field                       -            (204,734)
                                                  ---------        ---------

    Results of operations
      (excluding corporate overhead)              $  43,807        $(177,141)
                                                  ==========       ==========

    *Includes oil and gas related fees and equipment rentals.

     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 1996 and 1995 were prepared by independent petroleum consultants. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:



     Changes in proved reserves                        (Bbls)           (MCF)
     --------------------------                        ------           -----
                                                           (in thousands)

     Estimated quantity, June 30, 1994                  136              101
       Revisions of previous estimates                   (7)             (23)
       Improved Recovery                                (79)             (14)
       Production                                       (15)             (11)
                                                        ----             ----

     Estimated quantity, June 30, 1995                   35               53
       Revisions of previous estimates                    2                1
       Acquisitions                                      42               58
       Production                                        (6)              (6)
                                                        ----             ----

     Estimated quantity, June 30, 1996                   73              106
                                                        ====             ===


    Proved reserves         Developed         Undeveloped        Total
     at year end            ---------       -------------       -------
    ---------------                          (In Thousands)

    Oil (Bbls)
      June 30, 1995             35                0               35
      June 30, 1996             44               29               73

    Gas (MCF)

      June 30, 1995             53                0               53
      June 30, 1996             49               57              106

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Unaudited standardized measure
     ------------------------------

     The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

                                                         June 30,
                                           ----------------------------------
                                             1996                      1995
                                           ---------                 --------
                                                     (in thousands)

       Future cash inflows                 $  1511                   $   677
       Future production and
         development costs                  (  604)                   (  304)
       Future income tax
         expense                               --                       --

                                           --------                  -------
       Future net
          cash flows                           907                       373

       10% annual discount
         for estimated timing
         of cash flows                        (373)                     (155)
                                           --------                  --------

       Standardized measure
         of discounted future
         net cash flows                    $   534                   $   218
                                           ========                  =======

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:


                                                   Years ended June 30,
                                                 -------------------------
                                                   1996             1995
                                                 --------         --------
                                                       (in thousands)

     Standardized measure of
       discounted future net
       cash flows, beginning
       of year                                   $  218           $    700
                                                 --------         --------

     Sales and transfers of
       oil and gas produced,
       net of production
       costs                                        (92)               (43)

     Net changes in prices
       and production costs
       and other                                     92                 41

     Acquisition of reserves                        265                 --

     Sale and farm-out of
       proved reserves
       in place                                      --               (331)

     Revisions of previous
       quantity estimates                            10                (43)

     Other                                           19               (176)

     Net change in income
       taxes                                         --                 --

     Accretion of discount                           22                 70
                                                 --------         ---------

                                                    316               (482)
                                                 --------         ---------
     Standardized measure
       of discounted future
       cash flows, end of
       year                                      $  534           $    218
                                                 ========         ========

     In 1996, the upward revision in quantity estimates of $10,000 was due to improved pricing for oil and gas. The $92,000 increase due to prices and production costs reflects the overall improvement of prices as well as a reduction in operating costs incurred when Registrant shifted operations to

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     California. In 1995, the downward revision of $43,000 was due to substantial declines in the price of gas received by the Company, the early abandonment of producing properties, and the shut in of certain wells in which the Company owns overriding royalty interests. The "other" change of $56,000 in 1994 and $176,000 in 1995 is primarily attributed to reduced sales revenue due to the decline of oil prices and higher-than-expected production costs during fiscal 1994 and 1995 as compared to revenues and production costs projected for the same period as of July 1, 1993 and 1994.


Note 10  COMMITMENTS AND CONTINGENCIES

     At June 30, 1996 the Company was committed to the following drilling and development projects in California:

     1.   Drill, complete and equip the Emigh #34-1 well.

     2.   Install a pipeline and put the Grey Wolf #1 well on production.

     3.   Complete seismic work on the Brandt 16X-27 well.


     As of June 30, 1996, the Company has received approximately $245,000 in prepayments from third party investors for their share of the projects outlined above.

     As of the date of December 4, 1996, the Emigh #34-1 and the Grey Wolf #1 wells have been completed as producing gas wells. The Company continues to conduct seismic studies on the Brandt 16X- 27 well. Unexpended funds due investors or to be spent on projects were approximately $99,500 at the time of filing.

     The Company has an employment agreement with its President which provides for compensation of $125,000 per year to be paid, reimbursement of expenses, health insurance, and other benefits, including a split dollar life insurance plan (See Note 3). The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1997) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

     The president may terminate the agreement if his duties for the Company change substantially from those he is currently performing, or in the event there is a "change of control" in the Company as defined in the agreement. If the president terminates the agreement for either of the foregoing reasons, the Company will be obligated to pay the president severance pay

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     in an amount equal to the remaining amount due under the agreement, but not less than two years' salary. This payment must be made in a lump sum to the president within thirty days of his termination of the agreement.

     The Company entered into an employment agreement with Robert Cohan on April 16, 1995, which provides for the payment of $75,000 for the first year of employment, plus reimbursement of expenses, including health insurance and the payments on a truck. The Company will also assign 1/4th of 1% of 8/8ths overriding royalty interest to Mr. Cohan for each project brought to the Company by Mr. Cohan and acquired by the Company. The Company wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with the Company. The renewal employment agreement is effective April 16, 1996 to April 15, 1997 at the rate of $80,000 per year.

Note 11  SUBSEQUENT EVENTS

     The Company has recently drilled and completed the Emigh #34-1 well located in the Denverton Creek Field, Solano County, California. The Emigh #34-1 was drilled to a total depth of 10,200' and extended the previously defined productive limits of the field in a northwesterly direction. The Company perforated a six foot interval in the Bunker Formation which tested at a stabilized flow rate of 2,100 MCFPD of high BTU natural gas with a light mist of condensate and formation water. Gas prices in November, 1996, were $2.59 per MMBTU.

     Based on log analysis and mud log shows, it appears that approximately 70 feet to 100 feet of additional pay may exist behind-pipe in the Bunker, McCormick, H&T, and 1st Starkey Sands. These zones will be tested in the future. The Company has 960 acres under lease in the immediate vicinity and may drill a follow-up well in the spring of 1997.

     The Denverton Creek Field has produced approximately 26 BCF of high BTU (1045-1070) gas from the Bunker, McCormick, Martinez, Peterson, H&T, and 1st Starkey Sands.

     The Company has formed a subsidiary, ISL Resources Corporation, a Wyoming corporation, in order to carry on uranium activities in Wyoming and perhaps elsewhere. Management of the Company believes that the in-situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. The Company intends to vigorously pursue funding for ISL Resources prior to

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the end of calendar year 1996 and in subsequent months. There is no assurance such funding will take place. If no outside funding is found, the Company runs the risk of losing the mining claims and the investment in them.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     This item is not applicable since there has not been a change of accountants during the past twenty-four months.


                                    PART III


Item 9.  Directors and Executive Officers of the Company.
---------------------------------------------------------

     (a) Identification of Directors and Executive Officers

     As described below, the Board of Directors is divided into three classes which, under Delaware law, must be as nearly equal in number as possible. The members of each such class are elected for three-year terms at each successive meeting of stockholders. Registrant held no annual meetings since February 25, 1994. Therefore the terms of each class of director expires at the next annual meeting of stockholders.

     The executive officers and directors of the Registrant are as follows:

                                                                        Director
         Name               Age     Position            Class            Since
         ----               ---     --------            -----            -----

  R. V. Bailey              64      President,             I             1980
                                    Treasurer
                                    and Director

  Lawton L. Clark           72      Director,             III            1993
                                    Secretary

  Robert F. Sheldon         74      Director               II            1981

  Robert A. Cohan           40      Vice President        N/A             N/A

     All  directors   will  be  up  for   reelection  at  the  next  Meeting  of
Shareholders.

     Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position.

--------------------------------------------------------------------

     (b) Business Experience.
     ------------------------

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 35 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Association of Exploration Geochemists, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of the Registrant and has been an officer and director since its inception.

     Lawton L. Clark. Mr. Clark currently is an oil and gas consultant with offices in downtown Denver. Since 1984, Mr. Clark has been active as an independent agent in assembling acquisitions and exploration deals for various companies, including deals in which Aspen Exploration participated. Mr. Clark graduated from the University of Wyoming in 1948 with a degree in business administration and has been in the oil business in various capacities for many years, including being one of the founders of Mesa Petroleum (Mesa Inc.). Mr. Clark is a member of the American Association of Petroleum Landmen and the Independent Petroleum Association of Mountain States (IPAMS). He served as Membership Chairman of IPAMS for several terms. Mr. Clark joined the Registrant as a member of the Board of Directors in June 1993.

     Robert F. Sheldon. Mr. Sheldon obtained a Bachelor of Science degree in Geological Engineering from the University of British Columbia in 1948. He served a total of approximately 40 years at various mining companies, with his experience covering a wide range of mineral commodities including gold, silver, copper, uranium, lead, zinc, nickel, mercury, molybdenum and tungsten. He is a member of the Professional Engineers of British Columbia, the Society of Mining Engineers, the Canadian Institute of Mining and Metallurgy, and the Yukon Chamber of Mines (where he served as an officer for four years). Mr. Sheldon joined the Registrant's Board of Directors in April 1981.

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 16 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a

-------------------------------------------------------------------

principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April, 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President, West Coast U.S. Petroleum Exploration & Production, opening an office in Bakersfield, CA.

     (c) Family Relationships.
     -------------------------

     There are no family relationships among any of the Registrant's officers and directors.

     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

          (d)(1) During the past five years there have been no filings of petitions under the federal bankruptcy laws, or any state insolvency laws, by or against any partnership in which any director or executive officer of Registrant was a general partner or executive officer at the time or within two years before the time of such a filing.

          (d)(2) No director or executive officer of Registrant has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (d)(3) During the past five years no director or executive officer of Registrant has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities.

          (d)(4) During the past five years no director or executive officer of Registrant has been found by a court of competent jurisdiction in a civil action, nor by the Securities and Exchange Commission nor the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

--------------------------------------------------------------------

     (e) Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Registrant's directors and officers and any persons who own more than ten percent of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) reports files.

     Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from July 1, 1995 through December 4, 1996 all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with.

Item 10.  Executive Compensation.
---------------------------------

     (a) and (b) Summary Compensation Table.

     The following tables set forth information regarding compensation paid to the Chief Executive Officer and Vice President of Petroleum Exploration & Production of the Registrant during the fiscal year ended June 30, 1996 and previous years:


                  Annual Compensation ($$)                Long Term Compensation
                  ------------------------              -------------------------
                                                             Awards   Payouts
                                                        -------------------------
(a)                (b)      (c)         (d)       (e)     (f)      (g)      (h)        (i)
                                                         Restricted
Name and                                                 Stock    Options  LTIP     Other
Position          Year     Salary      Bonus     Other   Awards   & SARs  Payouts   Compensation*
--------          ----     ------      -----     -----   ------   ------  -------   -------------
                            ($$)        ($$)     ($$)     ($$)     (##)    ($$)        ($$)
R. V. Bailey,
as President      1996     125,000      750     29,400      0       0        0        15,000
and Chief         1995     125,000      750     28,354      0       0        0        10,228
Executive         1994     125,000      750     39,942      0       0        0        19,840
Officer           1993     125,000        0     44,214      0       0        0        15,501



                  Annual Compensation ($$)            Long Term Compensation
                  ------------------------           ------------------------
                                                        Awards    Payouts
                                                     ------------------------
(a)               (b)       (c)      (d)      (e)     (f)      (g)      (h)          (i)
                                                     Restricted
Name and                                             Stock   Options   LTIP     Other
Position          Year     Salary   Bonus    Other   Awards   & SARs  Payouts   Compensation*
--------          ----     ------   -----    -----   ------   ------  -------   ------------
                            ($$)     ($$)    ($$)     ($$)     (##)    ($$)         ($$)
R. A. Cohan,
as Vice
President of      1996     75,000    750       0      4,000       0       0       6,000
Oil & Gas         1995     15,625      0       0          0       0       0           0
Exploration       1994          0      0       0          0       0       0           0



* Registrant has a "Royalty and Working Interest Plan" by which Registrant is able to assign overriding royalty interests of up to 2% of 100% in oil and gas properties (up to 3% in other mineral properties), at Registrant's discretion. This plan is intended to provide additional compensation to Registrant's personnel involved in the acquisition, exploration and development of Registrant's mineral prospects. Registrant had assigned 1/2 of 1% royalty interest on the Valdez Creek claims to R. V. Bailey in 1986. Royalty payments are made directly from Valdez Creek Mining Company to Mr. Bailey and since Registrant does not control these payments, Registrant does not know the amount of any royalty payment Mr. Bailey may have received pursuant to this assignment.

-------------------------------------------

     Royalties in fiscal year ended June 30, 1996 were assigned on the North Strand #1 (a dry hole effective April 22, 1996) and Grey Wolf #1 (a marginally economic well) on October 1, 1995. Registrant assigned an overriding royalty interest in these California properties to its employees and consultants in the following amounts:

                                              North (1)       Grey
                                             Strand #1        Wolf #1
                                             ---------        -------

                                             Percent          Percent
                                             -------          -------

          R. V. Bailey                        1.25             1.00

          Robert A. Cohan                     1.25             1.00

          Ray K. Davis                        0.50             0.25

          Judith L. Shelton                   0.333333         0.1333330


(1)  This well was plugged and abandoned April 22, 1996.

     Registrant adopted a medical insurance plan for its employees and those of its subsidiaries, and a life insurance plan for its president and chief executive officer, R. V. Bailey. This life insurance plan includes the split-dollar insurance plan for the benefit of Mr. Bailey, which is described in
Note 3 to the financial statements. $21,273 of the premium paid for this policy in fiscal 1996 is considered compensation to Mr. Bailey and $8,127 was also paid to reimburse the tax effect of the executive's split, both of which amounts are included in column (e) of the table, above.

     Registrant adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan.
Registrant's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 1995 Registrant had accrued but not yet paid $7,000 to the plan for the Plan Year 1995. At June 30, 1996 Registrant had accrued but not yet paid an amount yet to be calculated to the plan for the Plan Year 1996. The amounts contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested) are also included in column (e) of the tables, above.

     Registrant has furnished vehicles to Mr. Bailey, and the compensation allocable to these vehicles, plus amounts paid for various moving/storage costs, and travel and entertainment paid on behalf of Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Registrant

-------------------------------------------

also is paying a lease on a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes, therefore no vehicle costs were charged to Mr. Cohan.

     Registrant   has  agreed  to  reimburse  its  officers  and  directors  for out-of-pocket costs and expenses incurred on behalf of the Registrant.

     Finally, Registrant has entered into an employment agreements with Mr. Bailey and Mr. Cohan, as described in Item 10(g), below.

     (c) and (d) Option/SAR Granted During the Last Fiscal Year.

     Registrant does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

     (e) Long Term Incentive Plans/Awards in Last Fiscal Year

     Registrant has no long-term incentive plans and consequently has made no such awards.

-------------------------------------------

     (f) Compensation of Directors

          (1) Standard Arrangements.
          --------------------------

     Prior to the fiscal year ended June 30, 1994 each director has been paid $150 per meeting attended, plus all expenses incurred in attending the meeting. There was one board of directors meeting in fiscal 1996 attended by all directors, and nine telephonic board of directors meetings.

     On September 11, 1995 (effective September 1, 1995) Registrant issued 25,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert F. Sheldon.

          (2) Other Arrangements.
          -----------------------

     There are no other arrangements for the compensation of directors of the Registrant.

     (g)    Employment    Contracts   and    Termination   of   Employment   and
Change-in-Control Arrangements.

     Registrant has entered into an employment agreement with Mr. Bailey which provides for the payment of $125,000 per year to him, reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provides for a two-year term which is automatically renewable for two additional two-year terms (through November 1997) at Mr. Bailey's option. Registrant is not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). Mr. Bailey may terminate the agreement if Registrant changes his duties substantially from those he is currently performing, or if there is a "change of control" of the Registrant. If Mr. Bailey terminates the Agreement for either of the foregoing reasons, Registrant will be obligated to pay Mr. Bailey severance pay equal to the amount remaining due under the agreement, but not less than two years' salary. That payment must be made in a lump sum within thirty days of Mr. Bailey's termination of the agreement.

     In January 1983, Registrant entered into a Stock Purchase Agreement with Mr. Bailey whereby Mr. Bailey granted Registrant an option to purchase up to 75% of Registrant's common stock owned by him at his death. This agreement was replaced by a Stock Purchase Agreement dated June 4, 1993. The 1993 agreement requires that Registrant apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death, and Mr. Bailey's estate is obligated to sell such shares to the Registrant. The purchase price of the shares acquired under the 1993 Agreement

-------------------------------------------

shall be the fair market value of the shares on the date of death. Both Registrant and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted in NASDAQ or the Electronic Bulletin Board, or as reported by any exchange. The 1993 Agreement further requires that Registrant maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement.

     Registrant entered into an employment agreement with Mr. Cohan on April 16, 1995, which provides for the payment of $75,000 for the first year of employment, reimbursement of expenses, including health insurance and the payments on a lease of a truck. Registrant will also assign 1/4th of 1% of 8/8ths overriding royalty interest to Mr. Cohan for each project brought to Registrant by Mr. Cohan and acquired by Registrant. Registrant wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with Registrant. The renewal employment agreement is effective April 16, 1996 to April 15, 1997 at the rate of $80,000 per year.

     See also Item 12(a) Transactions with Management and Others.

     (h) Report on Repricing of Options/SARs.

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended June 30, 1996 or subsequently.

Item 11. Security Ownership of Certain Beneficial Owners & Management.
----------------------------------------------------------------------

     (a)-(b) The following table sets forth as of November 27, 1996 the number and percentage of Registrant's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.


  Individual                Ownership         # Shares                 Percent
  ----------                ---------         --------                 -------

R. V. Bailey                Record &            886,942*                21.10%
                            Beneficial

Robert A. Cohan             Record               50,000**                1.00%

Robert F. Sheldon           Record               43,160**                1.03%

Lawton L. Clark             Record               25,000**                0.10%


All Officers and            Both Record       1,005,102                 23.26%
Directors as a              & Beneficial
Group (4 persons)



*    Thisnumber  includes  870,622 shares of stock held of record in the name of
     R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of R. V. Bailey are subject to an option granted by Bailey to Registrant to purchase up to 75% of the common shares of Registrant owned by Bailey at the time of his death. This option expires 120 days from the date of Bailey's death.

** This number includes 25,000 shares of common stock issued on September 11, 1995, effective September 1, 1995, and 50,000 shares of common stock issued on February 16, 1996, effective January 2, 1996.


     (c) Changes in Control.
     -----------------------

     Except with respect to Registrant's option to purchase R. V. Bailey's shares upon his death, and the employment agreement between Registrant and R. V. Bailey, Registrant knows of no arrangements which may at a subsequent date result in a change of control of Registrant. Registrant has no knowledge of any change in control since the beginning of its last fiscal year.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     (a) Transactions with Management and Others.
     --------------------------------------------

     Some of the Directors and Officers of Registrant are engaged in various aspects of oil and gas and mineral exploration and development for their own account. Registrant has no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between Registrant and its Officers and Directors. Registrant plans to enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and Officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), but must be approved by a majority of the disinterested directors of Registrant's Board.

     R. V. Bailey, President and a Director of Registrant, owns a minor working interest in oil and gas acreage in which Registrant also has a minor working interest. During 1995, both the Registrant and Mr. Bailey sold their interests in jointly owned oil and gas properties. He also owns minor overriding royalty interests granted to him by Registrant in the Valdez Creek and Nome Gold Properties. The Management Committee granted Mr. Bailey a 4% net proceeds royalty on the Registrant's share of profits from certain properties near Nome, Alaska.

     R. V. Bailey, President and a Director of Registrant, owns a minor working interest in a property located in Kern County, California. Registrant is the operator of this property. Two wells were drilled. Subsequently, one well was plugged and abandoned, and the remaining well is marginally economic.

     On April 1, 1996, Registrant entered into an agreement with R. V. Bailey, the president and chairman of the board of directors of Registrant, for a venture to explore and develop the Kaycee 96 Project (the "Project"), located on the western margin of the Powder River Basin in Wyoming. Registrant is the designated Operator for the Project and has spent approximately $130,000 on the Project to date. Over a period of more than 20 years Bailey had acquired geological and engineering data relating to the Project area, including maps and drill hole logs for more than 4,000 drill holes. An independent geological consultant has estimated more than 1.7 million pounds of U3O8 in resources for this Project, but substantial additional drilling and other data gathering will be required in order to evaluate the Project potential. In addition to the substantial expenditures by others estimated to be approximately $10,000,000, Bailey had personally incurred substantial expenditures in the approximate amount of $100,000 on the project in the early 1980's before the price of uranium decreased substantially. Under the agreement, Registrant's interest shall be 75% and Bailey's interest 25%. Registrant shall expend funds as available and as necessary to acquire properties

--------------------------------------------------------------------

within the defined area of interest. A third party joint venturer shall be sought to provide funding for the project and to reimburse Registrant for its expenditures for the project. In the event a source of funding is found, and after Registrant has recovered its expenditures, Bailey shall be reimbursed $100,000. Any additional sums paid by a third party may be retained by Registrant.

     None of the other Officers or Directors of Registrant or any other persons or entities affiliated with Registrant or its Officers or Directors owns any other working interest or overriding royalty interest in or near acreage in which Registrant owns a working interest.

     During the 1996 fiscal year, Registrant issued 25,000 shares of its common stock to each of its outside directors, Mr. Sheldon and Mr. Clark, and 50,000 shares of its common stock to Robert A. Cohan, vice president.

     During the fiscal years ended June 30, 1995 and 1996, Registrant also paid $60,000 annually in premiums on a split-dollar life insurance policy for the benefit of Registrant's president, as required by the terms of his employment agreement. (See Note 3 to Consolidated Financial Statements).

     In addition, during the fiscal year Registrant paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on Registrant's business. Registrant's president has also supplied Registrant with certain promotional items. The net effect of these items has been a cost to Registrant of approximately $15,000 for the fiscal year ended June 30, 1996 and $10,000 for the fiscal year ended June 30, 1995. Management believes that the expenditures were to Registrant's benefit.

     Registrant also has entered into an employment agreement and a Stock Purchase Agreement with its president, as discussed in "Item 10 - Employee Compensation".

     (b) Certain Business Relationships.

     None.

--------------------------------------------------------------------

     (c) (1)-(5) Indebtedness of Management.

     No director, executive, officer, nominee for election as a director, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to Registrant in an amount in excess of $60,000 at any time since June 30, 1992.

     (d) Transactions with Promoters.

     Not applicable.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a) The following documents are filed as part of this report:

          Exhibit No.
          -----------

              3.1       Certificate of Incorporation (1)

              3.2       Bylaws (1)

              3.3       Bylaws - Subsidiary (1)

             10.1       Royalty and Working Interest Plan (1)

             10.8 Stock Purchase Agreement between R. V. Bailey and Aspen Exploration Corporation dated January, 1983 (7)

             10.9 Anvil Joint Venture Agreement between Nome Gold Joint Venture, Golden Glacier, Inc. and Newmont Exploration Ltd., dated March 1, 1992 (8)

             10.10 Purchase and Sales Agreement for the Divide Oil Field Purchase, dated September 13, 1991 (8)

             10.11 Employment Agreement between Aspen Exploration Corp. and R. V. Bailey, dated November 8, 1991 (8)

             10.13      Split-Dollar Life Insurance Plan for R. V. Bailey (8)

             10.15 Stock Purchase Agreement between Aspen Exploration Corp. and R. V. Bailey, dated June 1993 (9)

------------------------------------------------------

           Exhibit No.
           -----------

              22.1       Subsidiaries of the Registrant

                                     Aspen Gold Mining Company, Colorado

                                     Aspen Recursos de Mexico, S.A. de C.V.,
                                     Chihuahua, Mexico (10)

-----------------

(1)  Incorporated by reference from Commission File No. 2-69324.

(7) Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

(8) Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

(9) Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).

(10) Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1994 (filed on September 26, 1994).

(b) During the fiscal year ended June 30, 1994 there were no filings by Registrant on Form 8-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASPEN EXPLORATION CORPORATION




                                       /s/ R. V. Bailey
December 4, 1996                       ----------------------------------------
                                       R.  V.  Bailey, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signatures                              Date
          ----------                              ----


     /s/ R. V. Bailey
-------------------------------------        December 4, 1996
R. V. Bailey, Director,
Chief Executive Officer,
Principal Financial Officer


     /s/ Lawton L. Clark
------------------------------------         December 4, 1996
Lawton L. Clark, Director


     /s/ Robert F. Sheldon
------------------------------------        December 4, 1996
Robert F. Sheldon, Director