Form 10QSB
period 1996-09-30
ASPEN EXPLORATION CORP
filed 1997-02-25
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          84-0811316
-------------------------------                           -------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            I.D. Number)

             Suite 208, 2050 S. Oneida St., Denver, Colorado, 80224
             ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 639-9860
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                 Outstanding at February 24, 1997
     -----                                 --------------------------------
  Common stock,
$.005 par value                                      4,321,322


One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                               September 30,            June 30,
                                                                    1996                  1996
                                                               -------------           -----------
                                                                (Unaudited)            (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................          $   109,254            $   102,223
  Precious metals ....................................              149,622                221,866
  Accounts receivable, trade .........................               47,280                 61,245
  Prepaid expenses ...................................               10,035                  4,923
                                                                -----------            -----------
     Total current assets ............................              316,191                390,257
                                                                -----------            -----------
Investment in oil and gas properties,
at cost (full cost method of
accounting) ..........................................            1,401,540              1,349,047
  Less accumulated depletion and valuation
  allowance ..........................................             (903,221)              (873,221)
                                                                -----------            -----------
                                                                    498,319                475,826
                                                                -----------            -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...................              141,987                146,087
  Less accumulated depreciation ......................              (98,121)               (95,094)
                                                                -----------            -----------
                                                                     43,866                 50,993
                                                                -----------            -----------

Undeveloped mining properties, at cost:
  less reserve for
  impairment of $193,495 .............................              111,527                 76,434
                                                                -----------            -----------

Cash surrender value, life insurance .................              190,307                179,470
                                                                -----------            -----------
Organization cost,
  Aspen Recursos de Mexico (Note 3) ..................               22,377                 23,869
                                                                -----------            -----------

     TOTAL ASSETS ....................................          $ 1,182,587            $ 1,196,849
                                                                ===========            ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                                        2


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30,              June 30,
                                                                  1996                    1996
                                                              ------------            ------------
                                                              (Unaudited)             (Unaudited)
Current liabilities:
  Accounts payable and accrued
expenses ..................................................    $   187,590            $    80,713
  Advances from joint owners ..............................        245,481                245,481
  Severance taxes payable (Note 4) ........................         13,819                 13,819
  Due to related parties ..................................         21,446                  5,216
                                                               -----------            -----------
  Total current liabilities ...............................        468,336                345,229
                                                               -----------            -----------
Commitments and contingencies
    (Note 4)
Stockholders' equity (Note 4):
  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 1996:
      4,424,922 and 4,424,922 at June 30, 1996
    Outstanding: At September 30, 1996
      4,321,322 and 4,321,322 at June
      30, 1996 ............................................         22,124                 22,124


  Capital in excess of par value ..........................      5,651,388              5,651,388
  Accumulated deficit .....................................     (4,912,507)            (4,775,138)
                                                               -----------            -----------
                                                                   761,005                898,374
  Less common stock in treasury, at
    cost: 103,600 shares ..................................        (46,754)               (46,754)
                                                               -----------            -----------
  Total stockholders' equity ..............................        714,251                851,620
                                                               -----------            -----------
Total liabilities and stockholders'
  equity ..................................................    $ 1,182,587            $ 1,196,849
                                                               ===========            ===========


                          See Notes to Consolidated Financial Statemnts



                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                             September 30,
                                                    ----------------------------
                                                            (unaudited)
                                                       1996              1995
                                                       ----              ----
Revenues:
  Oil and gas .................................     $    76,057      $    99,349
  Mineral .....................................             -0-          236,825
  Alaska mining tax exemption .................             -0-           45,000
  Interest and other, net .....................           4,240            6,268
                                                    -----------      -----------
Total Revenues ................................          80,297          387,442
                                                    -----------      -----------

Costs and expenses:
  Oil and gas production ......................           9,086            7,046
  Depreciation, depletion and
    amortization ..............................          34,519            7,500

  Selling, general and administrative .........         174,061          157,454
                                                    -----------      -----------
Total Costs and Expenses ......................         217,666          172,000
                                                    -----------      -----------

NET INCOME (LOSS) .............................     $  (137,369)     $   215,442
                                                    ===========      ===========

Net income per common share ...................     $      (.03)     $       .05
                                                    ===========      ===========

Weighted average number of common shares
  outstanding ...................................     4,321,322        4,271,322
                                                    ===========      ===========





                     The accompanying notes are an integral
                            part of these statements.

                                        4


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months ended
                                                                 September 30,
                                                              1996         1995
                                                            ---------    ---------
Cash flows from operating activities:
Net income (loss) .......................................   $(137,369)   $ 215,442
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Proceeds from sale of precious metals ...................         -0-       99,554
Depreciation, depletion & amortization ..................      34,519       11,928
Loss on sale of precious metals .........................         -0-        9,765
Decrease (increase) in precious metals ..................      72,244     (246,589)
Decrease in accounts receivable .........................      13,965       13,255
(Increase) decrease in prepaid expense ..................      (5,112)       1,180
Increase in accounts payable and accrued
expenses ................................................     106,877       47,373
Increase (decrease) in due to related
  parties ...............................................      16,230       (1,995)
                                                            ---------    ---------
Net cash provided by operating
  activities ............................................     101,354      149,913
                                                            ---------    ---------
Cash flows from investing activities:
Proceeds - Return of equipment ..........................       4,100          -0-
Purchase of oil & gas properties ........................    (130,319)     (22,881)
Additions to undeveloped mining
  properties ............................................     (35,093)      (7,354)
Investment in subsidiaries ..............................         -0-         (575)
Proceeds - Prospect fees ................................      77,826          -0-
Additions to cash surrender value .......................     (10,837)     (14,083)
                                                            ---------    ---------
Net cash used in investing
activities ..............................................     (94,323)     (44,893)
                                                            ---------    ---------
Net increase in cash ....................................       7,031      105,020
                                                            ---------    ---------
Cash and cash equivalents,
  at beginning of period ................................     102,223      116,891
                                                            ---------    ---------
Cash and cash equivalents,
  at end of period ......................................   $ 109,254    $ 221,911
                                                            =========    =========

                   The accompanying notes are an integral
                            part of these statements.

                                        5

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1996


Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1996, which is available without cost from Aspen Exploration Corporation upon request.

Summary of Significant Accounting Policies
------------------------------------------

Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and gold and other mineral properties.


Unaudited Financial Statements
------------------------------

The Company has decided to postpone its audit of its financial statements for the year ended June 30, 1996 due to its shortage of cash and efforts to reduce its operating expenses. As a result, the Company has presented the accompanying annual financial statements for fiscal year 1996 without audit along with the financial statements for the three months ended September 30, 1996, which were also unaudited. When and if the Company has sufficient financial resources to devote to the audit, it will have its independent auditors complete their audit of fiscal 1996 and issue their audit opinion on those financial statements.

A summary of the Company's significant accounting policies follows:

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $152,145, and the Company has a working capital deficit.

In addition, the Company's loss for the first quarter of fiscal 1997 is $137,369. As of February, 1997, the Company has used all of its cash and gold reserves and has withdrawn $150,000 against the cash value of a life insurance policy on its president and has sold all its non- California oil and gas properties for $100,000 to pay creditors. These matters raise doubt about the Company's ability to continue as a going concern. Pending the financial outcome of these matters, the accompanying financial statements do not include any adjustments that might result from these uncertainties.

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

In its uranium activities the Company will attempt to form joint ventures with well-financed companies and will attempt to recover at least 100% above the amount the Company has invested in any particular project.

Consolidated Financial Statements
---------------------------------

The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico, and ISL Resources Corporation. Significant intercompany accounts and transactions have been eliminated. During the first quarter of fiscal 1997, the Company formed a new subsidiary, ISL Resources Corporation, for its uranium activities. No costs have been incurred on behalf of ISL Resources through September 30, 1996.

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

Note 3 - Organization Costs

During the first quarter ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of September 30, 1996, the subsidiary had acquired no properties in Mexico.

Note 4 - Commitments and Contingencies

At September 30, 1996 the Company was committed to the following drilling and development projects in California:

         1.    Drill, complete and equip the Emigh #34-1 well.
         2.    Install a pipeline and put the Grey Wolf #1 well on production.
         3.    Complete seismic work on the Brandt 16X-27 well.


As of September 30, 1996, the Company has received approximately $245,000 in prepayments from third party investors for their share of the projects outlined above.

As of the date of February 12, 1997, the Emigh #34-1 and the Grey Wolf #1 wells have been completed as producing gas wells. The Company discontinued seismic work on the Brandt 16X-27 well and refunded approximately $46,500 to investors. Unexpended funds due investors or to be spent on projects were approximately $15,000 at the time of filing.

The Company has an employment agreement with its President which provides for compensation of $125,000 per year to be paid, reimbursement of expenses, health insurance, and other benefits, including a split dollar life insurance plan. The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1997) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

The president may terminate the agreement if his duties for the Company change substantially from those he is currently performing, or in the event there is a "change of control" in the Company as defined in the agreement. If the president terminates the agreement for either of the foregoing reasons, the Company will be obligated to pay the president severance pay in an amount equal to the remaining amount due under the agreement, but not less than two years' salary. This payment must be made in a lump sum to the president within thirty days of his termination of the agreement.

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

The Company has recently drilled and completed the Emigh #34-1 well located in the Denverton Creek Field, Solano County, California. The Emigh #34-1 was drilled to a total depth of 10,200' and extended the previously defined productive limits of the field in a northeasterly direction. The Company perforated a six foot interval in the Bunker formation. The well commenced production November 13, 1996 and has produced 243,318 MMBTU of gas (an average rate of 3042 MMBTU per day), 744 barrels of condensate, and 588 barrels of formation water through January 31, 1997. Gas sales by month is as follows:
November, 1996 - 59,467 MMBTU (17 days); December, 1996 - 97,956 MMBTU; and January, 1997 - 85,895 MMBTU. Gas prices in January, 1997, were at record levels of $4.245 per MMBTU (gas being produced has a BTU content of 1055).

Based on log analysis and mud log shows, it appears that approximately 70 feet to 100 feet of additional pay may exist behind-pipe in the Bunker, McCormick, H&T, and 1st Starkey Sands. These zones will be tested in the future. The Company has approximately 1,280 gross acres under lease in the immediate vicinity and may drill a follow-up well in the spring of 1997.

Gross revenues produced by this well were $889,600 ($88,960 net to the Company) through January 31, 1997. At payout (anticipated to be prior to March 1, 1997), the Company will back-in for an additional 11.55% working and 7.19% net revenue interest, or a total working interest of 23.55% and 17.19% net revenue interest.

The Company has staked 219 uranium claims in the Powder River basin of Wyoming. The Company owns 75% interest in these claims and R. V. Bailey, president of the Company, owns 25%.

The Company has formed a subsidiary, ISL Resources Corporation, a Wyoming corporation, in order to carry on uranium activities in certain situations. Management of the Company believes that the in-situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. The Company intends to vigorously pursue funding for ISL Resources prior to the end of fiscal 1997. There is no assurance such funding will take place. If no outside funding is found, the Company runs the risk of losing the mining claims and the investment in them.

The Company filed suit in 1993 against Newmont Exploration Ltd. of Denver for alleged breaches of contract related to a lode gold project near Nome, Alaska. In 1996 attorneys representing Newmont filed a motion for summary judgment with the court in Barrow, Alaska, which the Company's attorneys have opposed. A decision on the motion is expected some time in 1997. A tentative trial date of January, 1998 has been set.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  Company's financial statements at June 30, 1996 are not audited.
-----  ----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

September 30, 1996 as compared to September 30, 1995
----------------------------------------------------

Because of a shortage of operating funds, Registrant has postponed the preparation of audited financial statements. The financial statements contained herein for the fiscal year ended June 30, 1996 are unaudited. Field work for the audit has been completed and Registrant expects to complete the audit prior to April 1, 1997. Registrant has sustained substantial operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $152,145, and Registrant has a working capital deficit.

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

From September 30, 1995 to September 30, 1996, Registrant's working capital (current assets less current liabilities) decreased by $1,024,802. The decrease in working capital is primarily attributable to a decrease of over $818,000 in the amount of cash and precious metals (primarily gold) held in inventory by Registrant. The decrease in precious metals inventory is due to a decrease of in-kind production received by Registrant. Registrant received approximately 748 ounces of raw gold for the three-month period ended September 30, 1995 as compared to -0- ounces of raw gold for the three-month period ended September 30, 1996. Cambior, the operator of the Valdez Creek mining property, has ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine has been restored by Cambior, and they have reassigned all their interest in the mining claims to Registrant. Registrant may explore for mineable lode gold deposits on the Valdez Creek property if funding can be obtained from outside parties.

The financial information related to the June 30, 1996 Balance Sheet in this Form 10-Q-SB is unaudited because Registrant is postponing the audit until additional funds are available to pay for such audit, which is partially complete.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. However, Registrant has been unsuccessful thus far in finding a joint venture partner for the uranium ventures and this has caused a shortage of operating funds. In order to provide interim financing, Registrant has, in November, 1996, withdrawn $125,000 and $25,000 in February, 1997 against a split dollar insurance plan (total value of the plan assets was approximately $200,000). Registrant has also sold its non-California oil and gas production for $100,000 cash to its consulting accountant, officer and shareholder. Certain management of Registrant has also elected to go on a deferred compensation plan, whereby portions of salaries are not paid and are postponed to a future time when Registrant may be able to pay such deferred salaries. At September 30, 1996 Registrant owed approximately $21,500 to officers of Registrant as deferred compensation.

Although Registrant is looking forward to increased revenues from California oil and gas production in the future, current income from California oil and gas production is inadequate to fund the monthly general and administrative costs of Registrant and there is no other current source of income.

It is imperative that Registrant take steps in order to derive revenues from the uranium properties at the earliest time. Registrant will also take such steps as feasible in order to keep costs for uranium-related activities to a minimum. However, certain costs cannot be avoided. Approximately $29,000 ($135 per claim) was paid to the U. S. Bureau of Land Management on November 25, 1996, to record claims within the uranium project in the Powder River basin, Wyoming. Holding costs for mining claims are $100 per claim annually.

Registrant has formed a wholly-owned subsidiary in 1996, ISL Resources Corporation, a Wyoming corporation, in order to carry on certain uranium activities. Management of Registrant believes that the in-situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. Registrant intends to vigorously pursue funding for ISL Resources prior to

March 31, 1997. Such funding may include a private placement of stock and the possible sale of stock on a Canadian market. There is no assurance such placement or sale will take place. If no outside funding is found, Registrant runs the risk of losing the mining claims and the investment in them.

Without additional funding from outside sources, Registrant may be unable to continue to operate at the current level, even though Registrant has only three full time employees.

Results of Operations
---------------------

For the three months ended September 30, 1996 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for precious metals production. In addition, Registrant received in-kind gold royalties from its Valdez Creek until September, 1995.

Registrant had no precious metals revenues for the three-month period ended September 30, 1996 compared to $236,825 in revenues for the three-month period ended September 30, 1995. This decrease in precious metals revenue was due to a cessation of mining activities effective June 30, 1995, although Registrant continued to receive in-kind gold royalties through September 30, 1995.

Oil and gas revenues, which includes income from management fees, for the three months ended September 30, 1996 decreased by 23% ($23,292) when compared to the same period in the prior year. Such decrease was due to the sale of Registrant's remaining proved producing oil and gas reserves in Montana and North Dakota which were marginally economic.

Oil and gas production expenses increased by about 29% ($2,040) when compared to the prior year. The increase in overall production expenses for the current period, as compared to the prior year, is attributable to Registrant's interest in certain properties acquired in November, 1995, in California.

Depletion, depreciation and amortization increased $27,019 (360%) from $7,046 at September 30, 1995 to $34,519 at September 30, 1996. This increase in depletion, depreciation and amortization was also largely due to the acquisition of new, shorter lived producing properties in California in November, 1995.

During January, 1995, the Registrant received notice from the State of Alaska Department of Revenue for unpaid License Tax on Royalties from Mines and Mining for the years 1991 through 1993. Registrant contested these License Taxes and believed it to be exempt from these taxes. Pending the outcome of the Registrant's petition seeking relief from these taxes, Registrant recorded a liability of $45,000 at June 30, 1995 for the estimated amount of taxes due. On October 30, 1995 the Alaska Department of Revenue notified Registrant that it had accepted its petition for relief and no taxes were due through September 30,

1995. Accordingly, Registrant reversed its recorded liability to the State of Alaska and recorded income in the amount of $45,000 for the Alaska Mining License Tax exemption at September 30, 1996.

Selling, general and administrative expenses increased by $16,600 (10.5%) from $157,454 at September 30, 1995 to $174,061 for the three months ended September 30, 1996, reflecting increased costs incurred in pursuing the Anvil Gold-Newmont litigation.

As a result of Registrant's operations for the three months ended September 30, 1996, Registrant ended the quarter with a net loss of ($137,369) compared to net income of $215,442 for the previous quarter. This decrease reflected both decreased revenues and increased expenses for the current quarter as compared to the prior year. The largest decline, $236,825, was in mineral income due to the cessation of operations at the Valdez Creek Mine on June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ASPEN EXPLORATION CORPORATION
                                                 (Registrant)




                                     /s/ R. V. Bailey
                                     ------------------------------------------
                                     By:  R. V. Bailey,
February 24, 1997                         Chief Executive Officer,
                                          Principal Financial Officer