Form 10QSB
period 1996-12-31
ASPEN EXPLORATION CORP
filed 1997-03-17
CIK 319458

. U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-Q-SB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______


Commission File Number 0-9494



                          ASPEN EXPLORATION CORPORATION
--------------------------------------------------------------------------------


         Delaware                                      84-0811316
-------------------------------                        -----------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                        I.D. Number)


            Suite 208, 2050 S. Oneida Street, Denver, Colorado, 80224
--------------------------------------------------------------------------------
                (Address of Principal Executive Offices)     (Zip Code)

                                 (303) 639-9860
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                      Outstanding at March 14, 1997
  -------------                                 -----------------------------
  Common stock,
  $.005 par value                                        4,321,322

Part One.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,        June 30,
                                                   1996               1996
                                                ------------      -----------
                                                (Unaudited)       (Unaudited)
Assets
------
Current assets:
  Cash and equivalents................          $   43,657        $  102,223
  Precious metals.....................              18,824           221,866
  Accounts receivable.................              56,946            61,245
  Prepaid expenses and other..........               7,934             4,923
                                                ----------        ----------
    Total current assets..............             127,361           390,257
                                                ----------        ----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting).........................           1,290,853         1,349,047
  Less accumulated depreciation,
    depletion, amortization and
    valuation allowance...............            (913,221)         (873,221)
                                                ----------        ----------
    Net oil and gas properties........             377,632           475,826
                                                ----------        ----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles....             144,383           146,087
  Less accumulated depreciation and
    amortization......................            (101,148)          (95,094)
                                                ----------        ----------
    Net property and equipment........              43,235            50,993
                                                ----------        ----------
Undeveloped mining properties, at cost
    less reserve for impairment of
    $193,495..........................             159,194            76,434
                                                ----------        ----------
Organization cost - Aspen Recursos de
   Mexico and ISL Resources (Note 3)..              25,539            23,869
                                                ----------        ----------
Cash Surrender Value, life insurance..             201,146           179,470
                                                ----------        ----------
    TOTAL ASSETS......................          $  934,107        $1,196,849
                                                ==========        ==========

                              (Statement Continues)

                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                December 31,         June 30,
                                                   1996                1996
                                                -----------          --------
                                                (Unaudited)         (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable & accrued expenses.           $  80,936           $  80,713
  Advances from joint owners..........              94,630             245,481
  Severance taxes payable.............              13,819              13,819
  Due to related parties..............              36,853               5,216
                                                 ---------           ---------
Total liabilities.....................             226,238             345,229
                                                 ---------           ---------
Notes Payable.........................             125,000                -0-
                                                 ---------           ---------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued:  At December 31, 1996:
       4,424,922 and 4,424,922 at June
       30, 1996.......................              22,124              22,124
     Outstanding: At December 31, 1996
       4,321,322 and 4,321,322 at
       June 30, 1996..................

  Capital in excess of par value .....           5,651,388           5,651,388

  Accumulated deficit ................          (5,043,889)         (4,775,138)
                                                ----------          ----------
                                                   629,623             898,374
  Less common stock in treasury,
     at cost:  103,600 shares ........             (46,754)            (46,754)
                                                ----------          ----------
  Total stockholders' equity..........             582,869             851,620
                                                ----------          ----------
Total liabilities and stockholders'
equity................................          $  934,107          $1,196,849
                                                ==========          ==========

                     The accompanying notes are an integral
                            part of these statements.



                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                     Three Months Ended                 Six Months Ended
                                        December 31,                       December 31,
                                ---------------------------          ----------------------------
                                  1996               1995              1996              1995
                                  ----               ----              ----              ----
Revenues:
  Oil and gas............       $  87,380         $  95,928          $ 163,437        $  195,277
  Mineral................           2,771             -0-                2,771           246,589
  Alaska mining tax
   exemption.............           -0-               -0-                -0-              45,000
  Interest and other, net           4,338              (823)             8,578             5,445
                                ---------         ---------          ---------        ----------
Total Revenues...........          94,489            95,105            174,786           492,311
                                =========         =========          =========        ==========

Costs and expenses:
  Oil & gas production...          15,540            13,839             24,626            20,885
  Loss on sale of
   precious metals.......          10,002            36,552             10,002            46,316
  Depreciation, depletion
   and amortization......          14,519            24,979             49,038            32,479
  Selling, general and
   administrative........         185,810           118,369            359,871           275,823
                                ---------         ---------          ---------         ---------
Total Costs & Expenses...         225,871           193,739            443,537           375,503
                                ---------         ---------          ---------         ---------

NET INCOME...............       $(131,382)        $ (98,634)         $(268,751)        $ 116,808
                                =========         =========          =========         =========

Net Income per share.....       $ (.03)              (.02)           $ (.06)              .03
                                =========         =========          =========         =========

Weighted average number of
 common shares outstanding      4,321,322         4,271,322          4,321,322         4,271,322
                                =========         =========          =========         =========


                                        The accompanying notes are an integral
                                                  part of these statements.

                                                            4

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                Six months ended December 31,
                                                    1996             1995
                                                ------------     ------------
Cash flows from operating activities:

Net income (loss).....................           $ (268,751)      $   116,808

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Proceeds from sale of precious metals.                 -0-            447,602
Depreciation, depletion & amortization               49,038            32,479
Loss on sale of precious metals.......                 -0-             46,316
Decrease (increase) in precious metals              203,042          (246,589)
Decrease in accounts receivable.......                4,299             2,519
Increase in prepaid expenses..........               (3,011)           (4,003)
Increase (Decrease) in accounts
   payable and accrued expenses.......             (150,628)          169,981
Increase in payable to related parties               31,637              -0-
                                                 ----------        ----------

Net cash provided by (used in)
operating activities................               (134,374)          565,113
                                                 ----------        ----------





                              (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                             Six months ended December 31,
                                                1996               1995
                                             ----------          ---------

Cash flows from investing activities:

Additions to undeveloped mining
properties............................         (82,760)            (7,354)
Sale of oil & gas properties..........         100,000               -0-
Purchase of oil & gas properties......        (119,632)          (190,437)
Proceeds - prospect fees..............          77,826               -0-
Investment in subsidiaries "Aspen
  Recursos de Mexico" and "ISL
  Resources Corporation"..............          (4,654)              (649)
Additions to office equipment and
  vehicles............................          (2,396)            (1,434)

Proceeds - return of equipment........           4,100               -0-
Additions to cash surrender value.....         (21,676)           (28,167)
                                             ---------          ---------
Net cash used in investing activities.         (49,192)          (228,041)
                                             ---------          ---------

Cash flows from financing activities:

Note from insurance company...........         125,000              -0-
                                             ---------          ---------
Net cash from financing activities....         125,000              -0-
                                             ---------          ---------
Net (decrease) increase in cash.......         (58,566)           337,072
                                             ---------          ---------
Cash and cash equivalents,
  at beginning of period..............         102,223            116,891
                                             ---------          ---------
Cash and cash equivalents,
  at end of period....................       $  43,657          $ 453,963
                                             =========          =========
Non cash transactions.................       $    -0-           $ 166,700
                                             =========          =========

                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 1996

Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1996, which is available without cost from Aspen Exploration Corporation upon request.

Summary of Significant Accounting Policies
------------------------------------------

Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and gold and other mineral properties.


Unaudited Financial Statements
------------------------------

The Company has decided to postpone the audit of its financial statements for the year ended June 30, 1996 due to the shortage of cash and efforts to reduce its operating expenses. As a result, the Company has presented the accompanying annual financial statements for fiscal year 1996 without audit along with the financial statements for the six months ended December 31, 1996, which were also unaudited. When and if the Company has sufficient financial resources to devote to the audit, it will have its independent auditors complete their audit of fiscal 1996 and issue their audit opinion on those financial statements.

A summary of the Company's significant accounting policies follows:

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $98,877, and the Company has a working capital deficit.

In addition, the Company's loss for the second quarter of fiscal 1997 is $268,751. As of March, 1997, the Company has used all of its cash and gold reserves and has withdrawn $150,000 against the cash value of a life insurance policy on its president and has sold all its non-California oil and gas properties for $100,000 to pay creditors. These matters raise doubt about the Company's ability to continue as a going concern. Pending the financial outcome of these matters, the accompanying financial statements do not include any adjustments that might result from these uncertainties.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue and improve its operations.

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

Note 3 - Organization Costs

During the first quarter ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of December 31, 1996, the subsidiary had acquired no properties in Mexico.

During the quarter ended December 31, 1996 the Company formed a new subsidiary (ISL Resources Corporation) for certain uranium activities. As of December 31, 1996 the Company has incurred approximately $4,650 in organization costs on its behalf.

Note 4 - Commitments and Contingencies

At December 31, 1996 the Company was committed to the following drilling and development projects in California:

     1.  Drill, complete and equip the Emigh #34-1 well.
     2.  Install a pipeline and put the Grey Wolf #1 well on production.
     3.  Complete seismic work on the Brandt 16X-27 well.


As of September 30, 1996, the Company has received approximately $245,000 in prepayments from third party investors for their share of the projects outlined above.

As of the date of March 14, 1997, the Emigh #34-1 and the Grey Wolf #1 wells have been completed as producing gas wells. The Company discontinued seismic work on the Brandt 16X-27 well and refunded approximately $46,500 to investors. There were no unexpended funds due investors or to be spent on the above projects at the time of this filing.

The Company has an employment agreement with its President which provides for compensation of $125,000 per year to be paid, reimbursement of expenses, health insurance, and other benefits, including a split dollar life insurance plan. The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1999) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

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

The Company has formed a subsidiary, ISL Resources Corporation, a Wyoming corporation, in order to carry on uranium activities in certain situations. Management of the Company believes that the in situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. The Company intends to pursue funding for ISL Resources in the future. There is no assurance such funding will take place.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  Company's financial statements at June 30, 1996 are not audited.
-----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

December 31, 1996 as compared to December 31, 1995
--------------------------------------------------

Because of a shortage of operating funds, Registrant has postponed the preparation of audited financial statements. The financial statements contained herein for the fiscal year ended June 30, 1996 are unaudited. Field work for the audit has been completed and Registrant expects to complete the audit prior to April 1, 1997. Registrant has sustained substantial operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $98,877, and Registrant has a working capital deficit.

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

From December 31, 1995 to December 31, 1996, Registrant's working capital (current assets less current liabilities) decreased by $543,603. The decrease in working capital is primarily attributable to a decrease of over $862,000 in the amount of cash and precious metals (primarily gold) held in inventory by Registrant. The decrease in precious metals inventory is due to a decrease of in- kind production received by Registrant. Registrant received approximately 748 ounces of raw gold for the six-month period ended December 31, 1995 as compared to -0- ounces of raw gold for the six-month period ended December 31, 1996. Cambior, the operator of the Valdez Creek mining property, has ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine has been restored by Cambior, and they have reassigned all their interest in the mining claims to Registrant. Registrant may explore for mineable lode gold deposits on the Valdez Creek property if funding can be obtained from outside parties.

The financial information related to the June 30, 1996 Balance Sheet in this Form 10-Q-SB is unaudited because Registrant is postponing the audit until additional funds are available to pay for such audit, which is partially complete.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. However, Registrant has been unsuccessful thus far in finding a joint venture partner for the uranium ventures and this has caused a shortage of operating funds. In order to provide interim financing, Registrant has, in November, 1996, withdrawn $125,000 and $25,000 in February, 1997 against a split dollar insurance plan (total value of the plan assets was approximately $200,000). Registrant has also sold its non-California oil and gas production for $100,000 cash to its consulting accountant, officer and shareholder. Certain management of Registrant has also elected to go on a deferred compensation plan, whereby portions of salaries are not paid and are postponed to a future time when Registrant may be able to pay such deferred salaries. At December 31, 1996 Registrant owed approximately $37,000 to officers of Registrant as deferred compensation.

Although Registrant is looking forward to increased revenues from California oil and gas production in the future, current income from California oil and gas production is inadequate to fund the monthly general and administrative costs of Registrant and there is no other current source of income.

Registrant is undertaking steps in order to derive revenues from the uranium properties at the earliest time. Registrant will also take such steps as feasible in order to keep costs for uranium-related activities to a minimum. However, certain costs cannot be avoided. Approximately $29,000 ($135 per claim) was paid to the U. S. Bureau of Land Management on November 25, 1996, to record claims within the uranium project in the Powder River basin, Wyoming. Holding costs for mining claims are $100 per claim annually.

Registrant has formed a wholly-owned subsidiary in 1996, ISL Resources Corporation, a Wyoming corporation, in order to carry on certain uranium activities. Management of Registrant believes that the in situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. Registrant intends to pursue funding for ISL Resources in the future. Such funding may include a private placement of stock and the possible sale of stock on a Canadian market. There is no assurance such placement or sale will take place.

Without additional funding from outside sources, Registrant may be unable to continue to operate at the current level, even though Registrant has only three full time employees.

Results of Operations
---------------------

For the six months ended December 31, 1996 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for precious metals production. In addition, Registrant received in-kind gold royalties from its Valdez Creek until September, 1995.

Registrant had no precious metals revenues for the six-month period ended December 31, 1996 compared to $236,825 in revenues for the six-month period ended December 31, 1995. This decrease in precious metals revenue was due to a cessation of mining activities effective June 30, 1995, although Registrant continued to receive in-kind gold royalties through September 30, 1995.

Oil and gas revenues, which includes income from management fees, for the six months ended December 31, 1996 decreased by 16% ($31,840) when compared to the same period in the prior year. Such decrease was due to the sale of Registrant's remaining proved producing oil and gas reserves in Montana and North Dakota.

Oil and gas production expenses increased by about 18% ($3,741) when compared to the prior year. The increase in overall production expenses for the current period, as compared to the prior year, is attributable to Registrant's interest in certain properties acquired in November, 1995, in California which are working interests, and the sale of non-California properties which were primarily royalty interests which incurred no operating costs.

Depletion, depreciation and amortization increased $16,559 (51%) from $32,479 at December 31, 1995 to $49,038 at December 31, 1996. This increase in depletion, depreciation and amortization was also largely due to the acquisition of new, shorter lived producing properties in California in November, 1995.

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

Selling, general and administrative expenses increased by $84,048 (30%) from $275,823 at December 31, 1995 to $359,871 for the six months ended December 31, 1996, reflecting increased costs incurred in pursuing the Anvil Gold-Newmont litigation.

As a result of Registrant's operations for the six months ended December 31, 1996, Registrant ended the six-month period with a net loss of ($268,751) compared to net income of $116,808 for the previous six-month period. This decrease reflected both decreased revenues and increased expenses for the six-month period as compared to the prior year. The largest decline, $243,818, was in mineral income due to the cessation of operations at the Valdez Creek Mine on June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASPEN EXPLORATION CORPORATION
                                                  (Registrant)




                                         /s/ R. V. Bailey
                                         ---------------------------------------
                                          By:  R. V. Bailey,
March 14, 1997                                 Chief Executive Officer,
                                               Principal Financial Officer