Form 10QSB
period 1997-03-31
ASPEN EXPLORATION CORP
filed 1997-05-13
CIK 319458

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-Q-SB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

       Class                                     Outstanding at May 13, 1997
  ---------------                                ---------------------------
   Common stock,
  $.005 par value                                        4,356,322

Part One.  FINANCIAL INFORMATION
         Item 1.  Financial Statements


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                March 31,         June 30,
                                                 1997               1996
                                              -----------       -----------
                                              (Unaudited)       (Unaudited)
Assets
------
Current assets:
  Cash and equivalents................         $  152,273        $  102,223
  Precious metals.....................             18,824           221,866
  Accounts receivable.................             91,371            61,245
  Prepaid expenses and other..........              7,934             4,923
                                               ----------        ----------
    Total current assets..............            270,402           390,257
                                               ----------        ----------

Investment in oil and gas properties,
  at cost (full cost method of
  accounting).........................          1,351,898         1,349,047
  Less accumulated depreciation,
    depletion, amortization and
    valuation allowance...............           (939,271)         (873,221)
                                               ----------        ----------
    Net oil and gas properties........            412,627           475,826
                                               ----------        ----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles....            145,037           146,087
  Less accumulated depreciation and
    amortization......................           (104,167)          (95,094)
                                               ----------         ---------
    Net property and equipment........             40,870            50,993
                                               ----------         ---------
Undeveloped mining properties, at cost
  less reserve for impairment of
  $193,495............................            163,287            76,434
                                               ----------         ---------
Organization cost - Aspen Recursos de
  Mexico and ISL Resources (Note 3)...             26,058            23,869
                                               ----------         ---------
Cash Surrender Value, life insurance..            206,659           179,470
                                               ----------        ----------
    TOTAL ASSETS......................         $1,119,903        $1,196,849
                                               ==========        ==========

                              (Statement Continues)

                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                    March 31,        June 30,
                                                      1997            1996
                                                   -----------     ------------
                                                  (Unaudited)      (Unaudited)

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable & accrued expenses ........     $   207,504      $    80,713
  Advances from joint owners .................         138,793          245,481
  Severance taxes payable ....................          13,819           13,819
  Due to related parties .....................          54,622            5,216
                                                   -----------      -----------
Total liabilities ............................         414,738          345,229
                                                   -----------      -----------
Notes Payable ................................         150,000              -0-
                                                   -----------      -----------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued:  At March 31, 1997:
       4,459,922 and 4,424,922 at June
       30, 1996 ..............................          22,124           22,124
     Outstanding: At March 31, 1997
       4,356,322 and 4,321,322 at
       June 30, 1996 .........................



  Capital in excess of par value .............       5,651,388        5,651,388

  Accumulated deficit ........................      (5,071,593)      (4,775,138)
                                                   -----------      -----------

                                                       601,919          898,374
  Less common stock in treasury,
     at cost:  103,600 shares ................         (46,754)         (46,754)
                                                   -----------      -----------
  Total stockholders' equity .................         555,165          851,620
                                                   -----------      -----------
Total liabilities and stockholders'
equity .......................................     $ 1,119,903      $ 1,196,849
                                                   ===========      ===========

                     The accompanying notes are an integral
                            part of these statements.


                                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                    Three Months Ended                    Nine Months Ended
                                        March 31,                            March 31,
                               ---------------------------           ---------------------------
                                  1997               1996              1997               1996
                                  ----               ----              ----               ----
Revenues:
  Oil and gas............      $ 121,470          $  47,749          $ 284,907          $ 243,026
  Mineral................            204                -0-              2,975            246,589
  Alaska mining tax
   exemption.............            -0-                -0-                -0-             45,000
  Interest and other, net          1,308             (1,232)             9,886              4,213
                               ---------          ---------          ---------          ---------
Total Revenues...........        122,982             46,517            297,768            538,828
                               =========          =========          =========          =========

Costs and expenses:
  Oil & gas production...          8,830             18,905             33,456            39,790
  Loss on sale of
   precious metals.......            -0-              6,519             10,002            52,835
  Depreciation, depletion
   and amortization......         30,510             23,109             79,548            55,588
  Selling, general and
   administrative........        111,346            141,407            471,217           417,230
                               ---------          ---------          ---------         ---------
Total Costs & Expenses...        150,686            189,940            594,223           565,443
                               ---------          ---------          ---------         ---------

NET INCOME...............      $ (27,704)         $(143,423)         $(296,455)        $ (26,615)
                               =========          =========          =========         =========

Net Income per share.....      $    (.01)              (.03)         $    (.07)             (.01)
                               =========          =========          =========         =========

Weighted average number of
 common shares outstanding     4,356,322          4,271,322          4,356,322         4,271,322
                               =========          =========          =========         =========


                     The accompanying notes are an integral
                            part of these statements.

                                        4

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                  Nine months ended March 31,
                                                   1997               1996
                                               -----------         -----------
Cash flows from operating activities:

Net income (loss).....................          $ (296,455)       $    (26,615)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Proceeds from sale of precious metals.                  -0-            553,601

Depreciation, depletion & amortization               79,598             55,588

Loss on sale of precious metals.......                  -0-             52,835

Decrease (increase) in precious metals              203,042           (246,589)

Increase in accounts receivable.......              (30,126)           (42,363)

Increase in prepaid expenses..........               (3,011)            (1,558)

Increase (Decrease) in accounts
payable and accrued expenses........                 20,103             27,211
Increase (Decrease) in payable to
related parties.....................                 49,406             (3,991)
                                                 ----------          ---------

Net cash provided by (used in)
operating activities................                 22,557            368,119
                                                 ----------          ---------





                             (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                  Nine months ended March 31,
                                                    1997              1996
                                                  ----------       ----------

Cash flows from investing activities:
Additions to undeveloped mining
  properties..........................             (86,853)         (7,354)

Sale of oil & gas properties..........             100,000             -0-

Purchase of oil & gas properties......            (180,677)       (373,965)

Proceeds - prospect fees..............              77,826              -0-

Investment in subsidiaries "Aspen
  Recursos de Mexico" and "ISL
  Resources Corporation"..............              (6,664)            (649)

Additions to office equipment and
  vehicles............................              (3,050)         (22,310)

Proceeds - return of equipment........               4,100               -0-

Additions to cash surrender value.....             (27,189)          (42,251)
                                                 ---------         ---------

Net cash used in investing activities.            (122,507)         (446,529)
                                                 ---------         ---------
Cash flows from financing activities:

Note from insurance company...........             150,000               -0-
                                                 ---------         ---------

Net cash from financing activities....             150,000               -0-
                                                 ---------         ---------

Net (decrease) increase in cash.......              50,050           (78,410)
                                                 ---------         ---------
Cash and cash equivalents,
  at beginning of period..............             102,223           116,891
                                                 ---------         ---------
Cash and cash equivalents,
  at end of period....................           $ 152,273         $  38,481
                                                 =========         =========

                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997


Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-K-SB for the fiscal year ended June 30, 1996, which is available without cost from Aspen Exploration Corporation upon request.

Summary of Significant Accounting Policies
------------------------------------------

Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and gold and other mineral properties.


Unaudited Financial Statements
------------------------------

The Company has decided to postpone the audit of its financial statements for the year ended June 30, 1996 due to the shortage of cash and efforts to reduce its operating expenses. As a result, the Company has presented the accompanying annual financial statements for fiscal year 1996 without audit along with the financial statements for the nine months ended March 31, 1997, which were also unaudited. When and if the Company has sufficient financial resources to devote to the audit, it will have its independent auditors complete their audit of fiscal 1996 and issue their audit opinion on those financial statements.

A summary of the Company's significant accounting policies follows:

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $144,336, and the Company has a working capital deficit.

In addition, the Company's loss for the nine months ended March 31, 1997 is $296,455. As of May, 1997, the Company has used all of its cash and gold reserves and has withdrawn $150,000 against the cash value of a life insurance policy on its president and has sold all its non-California oil and gas properties for $100,000 to pay creditors. From certain perspectives these matters may raise doubt about the Company's ability to continue as a going concern. Pending the financial outcome of these matters, the accompanying financial statements do not include any adjustments that might result from these uncertainties.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue and to improve its operations and cash flow.

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

In its uranium operations the Company has been seeking the best way to proceed with two large uranium exploration projects in which it is involved in Wyoming. At the end of March, 1997, the Company was in advanced discussions with a third party to possibly assign ISL Resources Corporation to the third party, along with the Company's interest in the two uranium projects. In this arrangement the Company would subsequently be assigned a percentage of the stock in ISL Resources and would receive a future cash consideration if such were available.

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

The  Financial  Accounting  Standard  Board  recently  issued  Standard No. 128,
Earnings per Share. The statement simplifies the standards for computing earnings per share and makes them compatible to international standards. FAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of primary EPS with a presentation of basic EPS. The Standard also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and provides guidance on other computational changes.

The Company is aware of this new Standard but does not know what effect the new Standard will have, if any, on the financial position and results of operations of the Company once the Standard is adopted.

Note 3 - Organization Costs

During the first quarter ended September 30, 1994, the Company formed a subsidiary (Aspen Recursos de Mexico, S.A. de C.V.), which is qualified to do business in Mexico, so that the Company can pursue management's decision to investigate and acquire interests in mineral prospects in Mexico. During the quarter ended September 30, 1995, the Company began amortizing its costs to organize its subsidiary and will continue to do so over the next 60 months. As of March 31, 1997, the subsidiary had acquired no properties in Mexico.

During the quarter ended December 31, 1996 the Company formed a new subsidiary (ISL Resources Corporation) for certain uranium activities. As of March 31, 1997 the Company has incurred approximately $6,120 in organization costs on its behalf.

Note 4 - Commitments and Contingencies

As of March 31, 1997, the Emigh #34-1 and the Grey Wolf #1 wells have been completed as producing gas wells. The Company discontinued seismic work on the Brandt 16X-27 well and refunded approximately $46,500 to investors. There were no unexpended funds due investors or to be spent on the above projects at the time of this filing.

The Company drilled a test well in the North Rosedale Prospect (the Enron 66X) during the quarter ended March 31, 1997. No oil or gas in commercial quantities were found and the well has been plugged and abandoned. Approximately $138,000 of investor funds remains to offset anticipated costs on this project.

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

The Company entered into an employment agreement with Robert Cohan on April 16, 1997, which provides for the payment of $85,000 for the first year of employment, plus reimbursement of expenses, including health insurance and the lease payments on a truck. If the Company wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with the Company, the renewal employment agreement is effective April 16, 1998 to April 15, 1999 at the rate of $90,000 per year.

In November, 1996, the Company drilled, completed and built a gas pipeline for the Emigh #34-1 well located in the Denverton Creek Field, Solano County, California. The Emigh #34-1 was drilled to a total depth of 10,200' and extended the previously defined productive limits of the field in a northeasterly direction. The Company perforated a six foot interval in the Bunker formation. The well was hooked up to a CalResources, LLC (Shell Oil Co.) pipeline November 13, 1996, and commenced producing 3.3 million cubic feet (MMCF) of high BTU (1,056) gas per day. [Note: in the oil and gas business M equals 1,000.] To the end of March, 1997, the well produced 386,531 MMBTU of gas (an average rate of 2800 MMBTU per day), 1107 barrels of condensate, and 937 barrels of formation water. Gas prices in January, 1997, were at record levels of $4.245 per MMBTU.

Based on log analysis and mud log shows, it appears that approximately 70 feet to 100 feet of additional pay may exist behind-pipe in the Bunker, McCormick, H&T, and 1st Starkey Sands. These zones will be tested in the future. The Company has approximately 1,280 gross acres under lease in the immediate vicinity and, following the success of the Emigh #34-1, has carried out additional subsurface geological studies in the area including detailed analysis of seismic data. The Company is encouraged by the apparent potential for additional gas producing locations for this field and, accordingly, is planning to seek additional funding in order to drill at least one additional well in the field, probably before September, 1997, if funding is arranged for (of which there can be no assurance).

Gross revenues produced by the Emigh #34-1 well were $1,229,791 ($128,700 net to the Company) through March 31, 1997. The well, with drilling, completion and pipeline costs of $817,000, paid out (returned the entire investment) after just 4 months of production. Now that payout has occurred, the Company has backed in for a total working interest of 23.55% (17.19% net revenue interest). This well is currently (May, 1997) producing 2.1 MMBTU/D, and may produce as much as 3.5 billion cubic feet (BCF) of gas over the life of the well. Gas prices in May 1997 were $2.005 per MMBTU.

The Company has staked certain uranium claims in the Powder River basin of Wyoming. The Company owns 75% interest in these claims and R. V. Bailey, president of the Company, owns 25%. The Company has also filed a number of Notices of Intent to Locate (NOITLs) with certain surface owners and with the U.
S. Bureau of Land Management.

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

Note 5 - Certain Relationships and Related Transactions

On February 11, 1997 Registrant issued restricted shares of its common stock to the following officers, directors, employees and consultants:

         Issued To                          Capacity                Shares
         ---------                          --------                ------

         Lawton L. Clark                    Director                20,000
         Robert F. Sheldon                  Director                20,000
         Robert A. Cohan                    Officer                 75,000
         Judith L. Shelton                  Employee                10,000
         Ray K. Davis                       Consultant              10,000


Shares were issued to such persons for services rendered pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE:  Company's financial statements at June 30, 1996 are not audited.
-----  ----------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

March 31, 1997 as compared to March 31, 1996
--------------------------------------------

Because of a shortage of operating funds, Registrant has postponed the preparation of audited financial statements. The financial statements contained herein for the fiscal year ended June 30, 1996 are unaudited. Field work for the audit has been completed and Registrant expects to complete the audit during the 1997 calendar year. Registrant has sustained substantial operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. Current liabilities exceed current assets by $144,336, and Registrant has a working capital deficit.

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

From March 31, 1996 to March 31, 1997, Registrant's working capital (current assets less current liabilities) decreased by $416,960. The decrease in working capital is primarily attributable to a decrease of over $226,000 in the amount of cash and precious metals (primarily gold) held in inventory by Registrant. The decrease in precious metals inventory is due to a decrease of in-kind production received by Registrant. Registrant received approximately 748 ounces of raw gold for the nine-month period ended March 31, 1996 as compared to -0-ounces of raw gold for the nine-month period ended March 31, 1997. Cambior, the operator of the Valdez Creek mining property, has ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine has been restored by Cambior, and they have reassigned all their interest in the mining claims to Registrant. Registrant may explore for mineable lode gold deposits on the Valdez Creek property if funding can be obtained from outside parties.

The financial information related to the June 30, 1996 Balance Sheet in this Form 10- Q-SB is unaudited because Registrant is postponing the audit until additional funds are available to pay for such audit, which is partially complete.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. However, Registrant has been unsuccessful thus far in finding a joint venture partner for the uranium ventures and this has caused a shortage of operating funds. In order to provide interim financing, Registrant has, in November, 1996, withdrawn $125,000 and $25,000 in February, 1997 against a split dollar insurance plan (total value of the plan assets was approximately $200,000). Registrant has also sold its non-California oil and gas production for $100,000 cash to its consulting accountant, officer and shareholder. Certain management of Registrant has also elected to go on a deferred compensation plan, whereby portions of salaries are not paid and are postponed to a future time when Registrant may be able to pay such deferred salaries. At March 31, 1997 Registrant owed approximately $55,000 to officers of Registrant as deferred compensation.

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

Registrant has formed a wholly-owned subsidiary in 1996, ISL Resources Corporation, a Wyoming corporation, in order to carry on certain uranium activities. Management of Registrant believes that the in situ leaching of uranium, commonly referred to as ISL, is the best possible way to license and commence production of uranium under the present environmental climate. Discussions for providing financing for ISL Resources have been held with certain parties, but there is no assurance that funding will be provided. Registrant intends to pursue funding for ISL Resources in the future. There is no assurance such funding will take place. It is likely that, to the extent any additional funding is received, it will reduce the Registrant's interest in ISL Resources. Such reduction may be significant.

Without additional funding from outside sources, Registrant may be unable to continue to operate at the current level, even though Registrant has only three full time employees.

Results of Operations
---------------------

For the nine months ended March 31, 1997 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for precious metals production.

Registrant had no precious metals revenues for the nine-month period ended March 31, 1997 compared to $246,589 in revenues for the nine-month period ended March 31, 1996. This decrease in precious metals revenue was due to a cessation of mining activities effective June 30, 1995, although Registrant continued to receive in-kind gold royalties through September 30, 1995.

Oil and gas revenues, which includes income from management fees, for the nine months ended March 31, 1997 increased by 17% ($41,881) when compared to the same period in the prior year. Such increase was due to the Emigh #34-1 gas well, Solano County, California, which began production on November 15, 1996.

Oil and gas production expenses decreased by about 16% ($6,334) when compared to the prior year. The decrease in overall production expenses for the current period, as compared to the prior year, is attributable to Registrant's interest in certain properties acquired in November, 1995, in California which are working interests, and the sale of non-California properties which were properties with high operating costs.

Depletion, depreciation and amortization increased $23,960 (43%) from $55,588 at March 31, 1996 to $79,548 at March 31, 1997. This increase in depletion, depreciation and amortization was also largely due to the acquisition of new, shorter lived producing properties in California in November, 1995.

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

Selling, general and administrative expenses increased by $53,987 (13%) from $417,230 at March 31, 1996 to $471,217 for the nine months ended March 31, 1997, reflecting increased costs incurred in pursuing the Anvil Gold-Newmont litigation, and increased operating costs for the California office.

As a result of Registrant's operations for the nine months ended March 31, 1997, Registrant ended the nine-month period with a net loss of $296,455 compared to net income of $116,808 for the previous nine-month period. This decrease reflected both decreased revenues and increased expenses for the nine-month period as compared to the prior year. The largest decline, $243,614, was in mineral income due to the cessation of operations at the Valdez Creek Mine on June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ASPEN EXPLORATION CORPORATION
                                                 (Registrant)




                                     /s/ R. V. Bailey
                                     -------------------------------
                                     By:  R. V. Bailey,
May 13, 1997                              Chief Executive Officer,
                                          Principal Financial Officer