Form 10KSB
period 1997-06-30
ASPEN EXPLORATION CORP
filed 1998-03-16
CIK 319458

SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal years ended June 30, 1996 and 1997.

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required] for the transition period from ________ to ________.


Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                              84-0811316
---------------------------------                           --------------------
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
                                  Yes      No  XX
                                      -----   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.
                                         XX
                                        -----
Issuer's revenues for its most recent fiscal years are $383,951 (1997) and $448,574 (1996).

At  March  16,  1998,  the  aggregate   market  value  of  the  shares  held  by
non-affiliates was approximately $1,569,975. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.475) of the common stock of Registrant on the OTC Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Registrant (3,305,210).

At March 16, 1998, there were 4,352,722 shares of common stock (Registrant's only class of voting stock) outstanding.

                                     PART I.

Item 1. Business
----------------

     (A)  General  Development  of  Business.   Aspen  Exploration   Corporation
(hereinafter "Registrant") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include Registrant and its wholly-owned subsidiaries, Aspen Gold Mining Company, and Aspen Recursos de Mexico. Both entities are inactive.

In 1996 Registrant formed ISL Resources Corporation (ISLR) as a wholly-owned subsidiary to pursue uranium opportunities. In 1997 Registrant conveyed 50% interest in ISLR to an unaffiliated third party who was to arrange financing for the uranium projects. At that time, ISLR had not been capitalized with the uranium properties in which at Registrant owned an interest, although ISLR did obtain rights to certain information that had been developed for the projects. The financing was not accomplished, and Registrant reacquired the data from ISLR in 1997 and resolved other outstanding issues by conveying to the third party 20,000 shares of Registrant's restricted common stock. Registrant continues to own 50% of ISLR but it is completely inactive.

During the last few fiscal years, Registrant's major emphasis has been on its participation in the oil and gas segment, acquiring interests in producing oil or gas properties, and participating in drilling operations. While Registrant sold its interests in producing properties in Montana, North Dakota, Oklahoma and Texas, it has acquired a number of interests in oil and gas properties in California, all as described in more detail below.

During fiscal 1996 and 1997, and in the last half of calendar 1997 and the first quarter of calendar 1998, in addition to oil and gas activities, Registrant's management focussed attention on uranium deposits in sandstone in Wyoming because of the anticipated shortfall of uranium needed for nuclear power plants world-wide. However, a market for uranium projects did not develop quickly and Registrant did not have sufficient funds available to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble a large block of land needed for the uranium exploration programs. Nevertheless Registrant was able, in February, 1998, to negotiate an agreement with a newly-formed Canadian company which provided for Registrant and the newly-formed Canadian company to cooperatively explore and develop two uranium projects in Wyoming.

------------------------------

     (B) Narrative Description of Business.

Registrant owns leasehold or royalty interests in producing oil and gas properties in California.

Oil and Gas Exploration and Development:

As noted elsewhere herein, the future conduct of Registrant's business is dependent upon a number of factors, and there can be no assurance that Registrant will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the oil and gas reserves and discussion of possible future activities of Registrant are "forward-looking statements." The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that the estimates on which Registrant is relying are inaccurate, or that unknown or unexpected future events may occur that will tend to reduce or increase Registrant's ability to operate successfully, if at all.

Registrant engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Registrant's primary area of interest is in the state of California.

Registrant may purchase production from other entities through the use of its working capital (though working capital is currently very limited) or may acquire interests in producing properties with loans from commercial financial institutions, which expect repayment from the production revenues, or Registrant may also purchase production from other entities through the issuance of its common stock. Registrant does not have the financial resources to finance any significant acquisitions itself. Consequently, management believes that the diversification available through stock acquisitions and acquisitions financed by third parties is in the best interests of Registrant. However, since Registrant's stock is no longer quoted on NASDAQ's Small Cap Market, its value has been significantly reduced and it would be difficult for Registrant to issue stock for acquisitions. Third party financing for oil and gas acquisitions is difficult to obtain absent additional collateral being available to the lender.

Registrant has identified and will continue to identify prospects suitable for drilling and acquisition through its management, through independent contractors retained from time to time by Registrant, and, to a lesser extent, through unsolicited submissions.

Where Registrant acquires an interest in acreage on which exploration or development drilling must be accomplished, Registrant itself will seldom assume the entire risk of drilling. Registrant will assess the relative potential and risks of each prospect and determine the degree to which it will participate in

------------------------------

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

Mineral Exploration and Development.

In the minerals portion of Registrant's business, Registrant has curtailed, for the time being, active exploration for precious metals in Alaska and is concentrating instead on uranium exploration in Wyoming. In particular, Registrant is seeking favorable geological situations wherein "roll front" uranium deposits may exist which are amenable to in-situ leaching. Management of Registrant carried out field exploration for uranium deposits in Wyoming and found several geologically-favorable areas for the occurrence of roll front uranium deposits in sandstone. Although Registrant had insufficient funds to carry out land acquisition usually necessary in large uranium projects involving sedimentary deposits, Registrant was able to interest a newly-formed Canadian mining company in providing funding for two uranium projects in Wyoming which Registrant had identified and had gathered geological information about.

     (1) Principal products produced and services rendered: Registrant's products during fiscal 1997 were crude oil and natural gas. Crude oil and natural gas are generally sold to various producers, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended June 30, 1996 crude oil and natural gas sales and related revenues accounted for $209,936 or 47% of Registrant's revenues; while $189,130 or 42% was in-kind gold royalty income. Registrant is no longer receiving any mineral revenues and derives 100% of its revenues from crude oil and natural gas sales.

------------------------------


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

------------------------------

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

     (6) Dependence upon one or a few major customers: In the oil and gas segment of Registrant's business, two companies in fiscal 1996 and two companies in fiscal 1995 represented sales in excess of 10% of Registrant's total oil and gas revenues for the last two fiscal years and 3 companies in fiscal 1997 represented sales in excess of 10%. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from Registrant could almost assuredly be replaced by another buyer. In the mining segment of Registrant's business, in-kind royalties paid by Cambior USA (operator of the Valdez Creek mining property), represented 100% of Registrant's total mining revenues for the fiscal year ended June 30, 1996. The termination by Valdez Creek Mining Company ("VCMC") of its mining operations has had a materially adverse effect on Registrant's business. Cambior, the operator of the Valdez Creek mining property, ceased mining operations effective June 30, 1995. Gold processing, however, continued through September, 1995. The surface area of the mine has been restored, and Cambior assigned all its interest in the mining claims to Registrant. Registrant is holding 8 mining claims on Valdez Creek, but has made no decision concerning further work in the area.

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

------------------------------

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

     (12) Employees. At June 30, 1997 Registrant employed three full-time persons. Registrant also uses independent contractors and other consultants, as needed.

Item 2. Properties
------------------

     (A) Oil and Gas Properties

     (1) General Information

Registrant increased its net gas reserves by a multiple of 15 (1630 MMCF from 106 MMCF) during fiscal year 1997 (in addition to replacing 100% of the reserves it produced during the last fiscal year). The undiscounted future net revenues forecast to be recovered from oil and gas reserves increased by a multiple of 4 ($3,648,000 from $907,000) during the last fiscal year.

Drilling Activity
-----------------

     During the fiscal year ended June 30, 1996 Registrant participated in the drilling of 3 wells, of which 1 was completed as a commercial gas well and 2 were dry holes and plugged and abandoned. During the fiscal year ended June 30, 1997 Registrant participated in the drilling of 2 wells, of which 1 was completed as a commercial gas well and 1 was a dry hole and plugged and abandoned.

Denverton Creek Field, Solano County, California. Registrant owns a 23.55% working interest in approximately 1,611 net acres located in this field. Registrant drilled and completed the Emigh 34-1 well in the winter of 1996 to a total depth of 10,200' and extended the previously defined productive limits of the field in a northeasterly direction. One 6 foot interval was perforated in November of 1996, commenced production at a flow rate of 3,300 MCFPD, 18 BCPD, and 6 BWPD, and is currently producing approximately 1,000 MCFPD. Cumulative production to date is approximately 856,000 MCF.

Based on log analysis and mud log shows, it appears that approximately 70 feet to 100 feet of additional pay may exist behind-pipe in the Bunker and several other zones. These zones will be tested in the future. Registrant has 1,611 net acres under lease in the immediate vicinity and drilled a successful follow-up well, the Emigh 2-1, in the fall of 1997 (see Note 11, Subsequent Events). After nearly four months of production, the Emigh 2-1 has produced approximately 532,000 MCF and is currently producing 4,700 MCFPD of high BTU gas (1070), 25 barrels of condensate per day, and 8 barrels of water per day at a flowing tubing pressure of 2600#.

The Denverton Creek Field has produced approximately 27 BCF (billion cubic feet) of high BTU (1045-1070) gas from the Bunker, McCormick, Martinez, Peterson, H&T, and 1st Starkey Sands.

Rosedale Field, Kern County, California. Registrant acquired a 12% operated working interest (9.51% net revenue interest) in one flowing oil well, one gas

------------------------------

well, and two shut-in oil wells effective November 1, 1995, located in the Rosedale Field, Kern County, California. These wells produce high gravity oil (32(degree)) from the Stevens formation at depths ranging from 6,400' to 6,600'. The Arco 36X-10 has been flowing oil for over seven years. Cumulative production to date is approximately 211,000 barrels of oil and the current production is approximately 35 BOPD and 19 BWPD. The Arco 46X-10, a shut-in gas well, has been tested at 2.6 million cubic feet of gas per day, and is anticipated to commence production in March, 1998.

West Bellevue Extension Field, Kern County, California. Registrant acquired an 18% operated working interest (13.34% net revenue interest) in one pumping oil well located in the West Bellevue Extension Field, Kern County, California effective November 1, 1995. This well has produced approximately 123,000 barrels of high gravity oil (32(degree)) from the Stevens formation from a depth of approximately 8,400' to 8,500'. Two behind-pipe zones exist in this well which will be tested at a later date. Registrant has 680 gross acres contiguous to this well which appear to have several good offset drilling locations. The Brandt 26X-27 was drilled on the acreage and is currently flowing over 90 BOPD (See Note 11, Subsequent Events).

------------------------------

     (2) Production Information

          (i) Net Production, Average Sales Price and Average Production Costs (Lifting). The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Registrant for the fiscal years ended June 30, 1997 and 1996, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                       Years Ended June 30,
                                                    --------------------------
                                                      1997              1996
                                                      ----              ----
         Net Production
         --------------
         Oil (Bbls)                                   5,636             7,987
         Gas (Mcf)                                   81,523             7,846

         Average Sales Prices
         --------------------
         Oil (per Bbl)                               $19.99            $17.19
         Gas (per Mcf)                               $ 2.50            $ 1.04

         Average Production Cost(1,3)
         ----------------------------
         Per equivalent
           Bbl of oil                                $ 4.67            $17.87

         Average Lifting Costs(2,3)
         --------------------------
         Per equivalent
           Bbl of oil                                $ 1.93            $ 5.79
----------

1 Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

2 Direct lifting costs do not include impairment expense, ceiling writedown, or depreciation, depletion and amortization.

3 Average production cost and average lifting costs have declined significantly because the majority of high cost, non-California oil wells were sold effective November 1, 1996 and a lower cost gas well came on stream in December, 1966.

------------------------------

          (ii) Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding Royalty Interests.

               (a) Leasehold  Interests - Productive  Wells and Developed Acres:
The table below sets forth Registrant's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 1997:

                                            Producing and Shut-In Wells
                                          --------------------------------

                                             Gross               Net(1)
                                          ------------      --------------
                                          Oil      Gas      Oil      Gas
                                          ---      ---      ---      ---
                Prospect
                --------

                California:
                  Arco 34X                 1       --       0.12      --
                  Arco 35X                 1       --       0.12      --
                  Arco 46X 2              --        1       --       0.12
                  Brandt 16X               1       --       0.18      --
                  Grey Wolf 1 3           --        1       --       0.18
                  Sanborn 3-3             --        1       --       0.008
                  Emigh 34-1              --        1       --       0.2355

                                          --       --       ----     ------
                TOTAL                      3        4       0.42     0.5435
                                          ==       ==       ====     ======

----------

1 A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

2    Currently shut in.

3    Awaiting pipeline connection.

------------------------------

                             Developed Acreage Table
                             -----------------------


                                                        Developed Acres(1)
                                                   ---------------------------
                                                   Gross(2)             Net(3)
                                                   --------             ------
         Prospect
         --------

         California:
                  Grey Wolf 1                        120.00             21.60
                  W Bellevue Ext Fld                  80.00             14.40
                  Rosedale Field                      80.00              9.60
                  Sanborn 3-3                        615.00              5.23
                  Emigh 34-1                         160.00             37.68
                                                   --------             -----

                           TOTAL                   1,055.00             88.51
                                                   ========             =====

----------

1    Consists of acres spaced or assignable to productive wells.

2 A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

3 A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

          (ii) (b) Royalty Interests in Productive Wells and Developed  Acreage:
The following tables set forth at June 30, 1997 Registrant's royalty interest in a productive gas well and developed acres:

                          Overriding Royalty Interests
                          ----------------------------


                                         Productive Wells        Gross
     Prospect           Interest(%)      Oil      Gas            Acreage(1)
     --------           -----------      ---      ---            ----------

     California:
      Emigh 34-1        2.1049           --        1             160.00

                                         --       --             ------

              TOTAL                      --        1             160.00
                                         ==       ==             ======
----------

1    Consists of acres spaced or assignable to productive wells.


          (iii) Delivery Commitments. Registrant is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

------------------------------

     (3) Reserve Information

Oil and Gas Reserves. Oil and gas reserves for Registrant's properties have been evaluated at June 30, 1996 by Resource Services International, Inc. and at June 30, 1997 by Cecil Engineering, Inc.

     RESERVE CALCULATIONS BY INDEPENDENT PETROLEUM ENGINEERS INVOLVE THE ESTIMATION OF FUTURE NET RECOVERABLE RESERVES OF OIL AND GAS AND THE TIMING AND AMOUNT OF FUTURE NET REVENUES TO BE RECEIVED THEREFROM. THOSE ESTIMATES ARE BASED ON NUMEROUS FACTORS, MANY OF WHICH ARE VARIABLE AND UNCERTAIN. RESERVE ESTIMATORS ARE REQUIRED TO MAKE NUMEROUS JUDGMENTS BASED UPON PROFESSIONAL TRAINING, EXPERIENCE AND EDUCATIONAL BACKGROUND. THE EXTENT AND SIGNIFICANCE OF THE JUDGMENTS IN THEMSELVES ARE SUFFICIENT TO RENDER RESERVE ESTIMATES INHERENTLY IMPRECISE. SINCE RESERVE DETERMINATIONS
     INVOLVE ESTIMATES OF FUTURE EVENTS, ACTUAL PRODUCTION, REVENUES AND OPERATING EXPENSES MAY NOT OCCUR AS ESTIMATED. ACCORDINGLY, IT IS COMMON FOR THE ACTUAL PRODUCTION AND REVENUES LATER RECEIVED TO VARY FROM EARLIER ESTIMATES. ESTIMATES MADE IN THE FIRST FEW YEARS OF PRODUCTION FROM A PROPERTY ARE GENERALLY NOT AS RELIABLE AS LATER ESTIMATES BASED ON A LONGER PRODUCTION HISTORY. RESERVE ESTIMATES BASED UPON VOLUMETRIC ANALYSIS ARE INHERENTLY LESS RELIABLE THAN THOSE BASED ON LENGTHY PRODUCTION HISTORY. ALSO, POTENTIALLY PRODUCTIVE GAS WELLS MAY NOT GENERATE REVENUE IMMEDIATELY DUE TO LACK OF PIPELINE CONNECTIONS AND POTENTIAL DEVELOPMENT WELLS MAY HAVE TO BE ABANDONED DUE TO UNSUCCESSFUL COMPLETION TECHNIQUES. HENCE, RESERVE ESTIMATES MAY VARY FROM YEAR TO YEAR.

------------------------------

                           Estimated Proved Reserves
                           -------------------------

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of Registrant for the years ended June 30, 1997 and 1996. See Note 9 to the Consolidated Financial Statements and the above discussion.

         Proved Reserves(1)                  Oil (Bbls)     Gas (Mcf)
         ------------------                  ----------     ---------

         Estimated quantity, June 30, 1995       35,000        53,000

           Revisions of previous estimates        2,000         1,000
           Acquisition of Properties             44,000        60,000
           Production                            (8,000)       (8,000)
                                             ----------    ----------

         Estimated quantity, June 30, 1996       73,000       106,000

           Revisions of previous estimates      (20,000)        4,000
           Sale of Properties                   (32,000)      (40,000)
           Discoveries                           12,000     1,643,000
           Production                            (5,000)      (82,000)
                                             ----------    ----------

         Estimated quantity, June 30, 1997       28,000     1,631,000
                                             ==========    ==========


                      Developed and Undeveloped Reserves(2)
                      -------------------------------------

                                   Developed  Undeveloped    Total
                                   ---------  -----------    -----
            Oil (Bbls)
                  June 30, 1996      73,000           0      73,000
                  June 30, 1997      17,000      11,000      28,000

            Gas (Mcf)
                  June 30, 1996     106,000           0     106,000
                  June 30, 1997     591,000   1,040,000   1,631,000
----------

1    All  non-California  proved  reserves have been sold.

2    All non-California developed and undeveloped reserves have been sold.

------------------------------

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

     (B) Mining Properties

From 1986 through November 1992, Registrant concentrated the efforts in its mining segment on the acquisition and exploration of undeveloped mining properties near Nome, Alaska. Registrant lost the major portion of its interest in the Nome properties when Newmont Exploration Ltd. abandoned the Anvil Joint Venture and Registrant's lode mining lease. As a result of Newmont's actions, Registrant's interest in Nome Gold Joint Venture is of little or no value, and all remaining costs, which were nominal, were written off in fiscal 1997. The following sets forth a brief discussion of Registrant's mining properties:

Valdez Creek
------------

Registrant holds 8 unpatented mining claims on Valdez Creek in central Alaska about halfway between Anchorage and Fairbanks. A placer gold mining operation on Registrant's claims on Valdez Creek was for a time the largest gold producer in Alaska, but that mining operation has been closed and the land reclaimed. Management of Registrant believes the source of much of the placer gold mined previously may exist on the claims currently being held by Registrant. Further studies will be required before a course of action may be decided upon for these properties. The holding costs are $100/claim/year.

Cook Inlet
----------

In 1980, the Company filed applications for State of Alaska offshore prospecting permits for a total of approximately 1.2 million gross acres in south and southeastern Alaska. Permits for approximately 146,000 acres were issued in May, 1987 but were allowed to expire during fiscal 1989 due to management's concern with environmental sensitivity in the area. Applications for approximately
894,000 acres were denied by the State, and applications for approximately 60,000 acres in central Cook Inlet are still pending, as are applications for approximately 100,000 acres of offshore state lands in southern and southeast Alaska. It is not likely that these applications will be granted because of opposition from various organizations and individuals. These applications are not considered material to Registrant.

------------------------------


Kaycee and Shamrock Uranium Prospects, Wyoming
----------------------------------------------

Registrant  is  interested  in  two  uranium  prospects  in  Wyoming,   although
Registrant has substantially no land position in either prospect area. The concept that the prospect areas may have potential for uranium deposits was derived from geological ideas formulated over a long period of time relating to specific geographic regions. There is substantial risk involved in acquiring leases or mining claims within the two areas and there is no assurance Registrant will be able to acquire desirable properties within the two areas. Further, if certain properties were to be acquired, Registrant must then carry out additional exploratory work to investigate the possible occurrence of significant uranium deposits in order to prove the geologic theories.

For the Kaycee prospect, the president of Registrant had made uranium discoveries beginning in the 1960s and had accumulated data from drilling and mapping over a period of more than 10 years. This data included maps showing probable locations for uranium geochemical interfaces (commonly called roll fronts) within a defined project area. Reports by consultants were also available. Mineral and surface ownership in the area is a mix of state, federal and private ownership.

For the Shamrock prospect, "altered" sandstone suspected to be related to down dip uranium deposits was recognized in 1996 at the surface and surface geological reconnaissance revealed a number of characteristics which are favorable indicators of uranium roll front deposits down dip. Mineral and surface ownership is a mix of mostly state and private ownership, although a railroad owns the minerals under every other section.

Registrant was financially unable to acquire the substantial land positions needed to control a major part of the mineral rights on either prospect, but Registrant has succeeded in reaching an agreement with a newly-formed Toronto, Ontario-based company whereby Registrant has received a $50,000 cash payment and a commitment to receive an additional $200,000 as financing can be arranged in Canada. Management of the newly-formed company will likely be based in Toronto. Under the terms of the agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the newly-formed company. Registrant knows of no market for the stock of this company and does not know if any market will ever develop; thus the stock may prove to be of no value. The president of Registrant is expected to provide geological and logistical consulting services to the newly-formed company and Registrant will bill the newly-formed company for those services as well as out-of-pocket expenses related to the effort.

------------------------------


Management of Registrant believes that both uranium prospect are prospective for the production of uranium by in situ methods, although there is no assurance such deposits will be found or may be exploited.

     (C) Title

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

------------------------------

Title examinations for a particular claim will be made when and if a significant discovery is made on that claim.

     (D) Office Facilities. Registrant's office space consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Registrant signed a two year lease agreement and is subject to a lease rate of $816 per month. Registrant has also paid $816 as a security deposit for the term of the lease, which was in effect through November 30, 1997. Registrant has extended its existing lease agreement for an additional two year period at the rate of $961 per month.

Item 3. Legal Proceedings
-------------------------

In the past fiscal year, Registrant was involved in one legal action in the State of Alaska: a) proceeding was pending in the Superior Court for the State of Alaska, Second Judicial District at Nome; b) the complaint was filed February 14, 1994; c) Registrant, representing Nome Gold Joint Venture ("NGJV"), of which Registrant was the majority interest owner and operator, alleged that Newmont Exploration Limited, a Delaware corporation, failed to live up to and abide by the terms of VENTURE AGREEMENT dated March 1, 1992. Plaintiffs alleged that, among other deficiencies, Newmont breached the covenant of good faith and fair dealing - or was otherwise in breach of the venture agreement; d) relief sought was judgment by the court against the defendant, compensatory damages, interest on monetary awards, attorney's fees, such additional relief as the court deemed appropriate. In early October, 1997, and after preliminary decisions adverse to Registrant, plaintiff and defendant agreed to a stipulation whereby the litigation, including all claims, was terminated with each party paying its own legal costs.

By letter dated February 11, 1998, the Securities and Exchange Commission threatened to commence an enforcement proceeding against Registrant because of Registrant's failure to file reports as required under the Securities Exchange Act of 1934, as amended. According to the Commission's allegations, reports commencing with the annual report on Form 10-KSB for the year ended June 30, 1996, were not timely filed in accordance with the Commission's rules and regulations. To Registrant's knowledge, the filing of this annual report and the quarterly reports being filed herewith will alleviate the Commission's concerns, but there can be no assurance that the Commission may not proceed to take enforcement action against Registrant. To Registrant's knowledge, no such action has been commenced. If commenced, the action could involve civil sanctions against Registrant or its officers or directors, including possible monetary penalties.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were presented to security holders for a vote during the quarter ended June 30, 1997, or any subsequent period.

                                     PART II

Item 5. Market for Registrant's Common Stock & Related Security Holder Matters.
-------------------------------------------------------------------------------

     (A) Market Information

     Registrant's common stock is now quoted on the OTC Bulletin Board under the symbol "ASPN". The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

     The OTC Bulletin Board has recently proposed new rules which would result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. Such action, should it occur, would have a material adverse impact on the market for Registrant's common stock.

                                                    Range of Bid/Ask Prices
                                                  ---------------------------
                                                          Common Stock
                                                  ---------------------------

                                                   Low Bid          High Bid
                                                  ---------------------------

         Fiscal Year Ended June 30, 1997:
         --------------------------------

                  First Quarter                    13(cent)          25(cent)
                  Second Quarter                    3(cent)          19(cent)
                  Third Quarter                     3(cent)          14(cent)
                  Fourth Quarter                    3(cent)          11(cent)

         Fiscal Year Ended June 30, 1996:
         --------------------------------

                  First Quarter                    15(cent)          19(cent)
                  Second Quarter                   15(cent)          19(cent)
                  Third Quarter                    15(cent)          19(cent)
                  Fourth Quarter                   15(cent)          19(cent)

         Fiscal Year Ended June 30, 1995:
         --------------------------------

                  First Quarter                    15(cent)          19(cent)
                  Second Quarter                   15(cent)          19(cent)
                  Third Quarter                    15(cent)          19(cent)
                  Fourth Quarter                   15(cent)          19(cent)

     (B) Holders

     The approximate number of stockholders of record of Registrant's common stock at June 30, 1997 was 1,427. This number does not reflect an indeterminate number of beneficial holders who own their shares in street name through broker/dealers and other depositories.

Item 5. Market for  Registrant's  Common Stock & Related Security Holder Matters
--------------------------------------------------------------------------------
        (Continued).
        ------------

     (C) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by Registrant's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 1996 or 1997, or subsequently, and Registrant has paid no cash dividends on its common stock since inception. There are no contractual restrictions on Registrant's ability to pay dividends to its shareholders.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

                         Liquidity and Capital Resources
                         -------------------------------

June 30, 1997 as compared to June 30, 1996
------------------------------------------

Registrant has sustained operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. At June 30, 1996 current assets exceeded current liabilities by $45,000, a reduction of 93.5% from the year earlier. At June 30, 1997 current liabilities exceeded current assets by $113,345 and Registrant has a working capital deficit to that extent. Consequently, Registrant has been required to defer payment of certain accounts payable which were otherwise due.

In order to provide interim financing, Registrant has withdrawn $185,000 during fiscal 1997 and an additional $15,000 in September, 1997 against a split dollar insurance plan. Registrant has also sold its non-California oil and gas production for $100,000 cash to an affiliate as described better in Item 12. Further, during August and October of 1997, Registrant has borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from the same person. In addition, officers of the Registrant have elected to defer a portion of their salary and expense reimbursements. At June 30, 1997, the amount due to officers was approximately $72,000 and $5,000 at June 30, 1996. At the time of this filing, Registrant owed its officers approximately $122,000.

In view of its working capital deficit, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Registrant, which in turn is dependent upon Registrant's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise Registrant's operations and financial requirements provide the opportunity for Registrant to continue as a going concern. In light of successful drilling operations by the Registrant in recent months, increased revenues should reduce or eliminate the working capital deficit and contribute considerably to the Registrant's cash flow in the coming year.

From June 30, 1996 to June 30, 1997, Registrant's working capital decreased by $158,373 to a negative $113,345. The decrease was due to the expenditure of funds by Registrant for its necessary continuing operations, an increase in current liabilities as officers agreed to defer salaries and expense

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

reimbursements, and a decrease in Registrant's precious metals inventory. Registrant received no additional revenues from the sale of gold following October 1995 to compensate for the expenditures and increased current liabilities. Therefore, commencing in fiscal 1996 Registrant reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Registrant's assets and build up cash flow. These decisions included: the sale of Registrant's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of salaries and expense reimbursements; the decision to defer compliance with Registrant's reporting obligations under the Securities Exchange Act of 1934, as amended, and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which a former (now current) officer of Registrant has significant experience. Based on Registrant's view of the uranium industry, Registrant also believed that the market would be receptive to an attractive uranium prospect, although since that decision was made the market for uranium has not improved as management had anticipated.

These decisions resulted in Registrant sharing certain oil and gas drilling opportunities with third party investors (including some affiliated investors as described in Item 12, below) and taking a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1998. In addition, Registrant has received a non-refundable $50,000 payment from an unaffiliated investor interested in pursuing Registrant's uranium prospects. In addition, this investor has made non-binding commitments to advance additional funds if it chooses to pursue this project further.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. Registrant was financially unable to acquire the substantial land positions needed to control a major part of the mineral rights on the Kaycee and Shamrock prospects, but Registrant has reached an agreement with a newly-formed Toronto, Ontario-based company whereby Registrant has received a $50,000 cash payment and a commitment to receive an additional $200,000 as financing can be arranged in Canada. Management of the newly-formed company will likely be based in Toronto. Under the terms of the agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the newly-formed company.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

Registrant knows of no market for the stock of this company and does not know if any market will ever develop; thus the stock may prove to be of no value. The president of Registrant is expected to provide geological and logistical consulting services to the newly-formed company and Registrant will bill the newly-formed company for those services as well as out-of-pocket expenses related to the effort.

Management of Registrant believes that both uranium prospects are prospective for the production of uranium by in situ methods, although there is no assurance such deposits will be found or may be exploited.

                              Results of Operations
                              ---------------------

1997 Compared to 1996
---------------------

For the twelve months ended June 30, 1997 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for uranium production.

Effective November 1, 1996 Registrant sold its interest in all of its non-California properties for $100,000. Proceeds from the sale were used to reduce the basis of its full cost pool and no gain or loss was recognized on the transaction.

During 1997, Registrant wrote off its remaining investment in the Nome Gold Joint Venture and Echo Canyon of approximately $13,000. Registrant also wrote off $30,500 in organizational costs relating to Aspen Recursos de Mexico and ISL Resources Corporation.

Oil and gas revenues, which includes income from management fees, for the twelve months ended June 30, 1997 increased $155,791, from $209,936 to $365,727, a 74%
improvement. This increase reflects increased emphasis on operations conducted in California and the initial production from the Emigh lease which came on stream in November, 1996.

Oil and gas production expenses decreased $16,766 from $53,782 to $37,016, a 31% decrease. The sale of all non-California properties which had relatively high operating costs and higher production tax rates contributed to the decrease. Also, Registrant had a higher percentage of gas wells than oil wells at June 30, 1997, which typically have much lower operating costs.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

Depletion, depreciation and amortization decreased significantly, from $125,220 to $39,691, an $85,529 reduction or 68%. This reduction was due primarily because of the sale of marginal short lived properties in November of 1996 and the addition of longer lived gas reserves during the year.

Selling, general and administrative expenses remained fairly constant during fiscal 1997, increasing approximately 3%.

As a result of Registrant's operations for the fiscal year ended June 30, 1997, Registrant ended the year with a net loss of ($352,315) compared to a net loss of ($322,325) a year earlier. This increase of approximately $30,000 reflected a decrease in total revenues of $64,623 due primarily to the elimination of gold sales and the one time mineral tax settlement of $45,000 in 1996. The revenue reduction was partially offset by increased revenues from oil and gas operations (including fees) of approximately $156,000.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Accordingly, as of June 30, 1997, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1997 was immaterial.

                          INDEPENDENT AUDITORS' REPORT




         Board of Directors
         Aspen Exploration Corporation and Subsidiaries
         Denver, Colorado

         We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiaries as of June 30, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiaries as of June 30, 1997 and 1996, and the results of their consolidated operations and cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.




                                                GORDON, HUGHES & BANKS, LLP

         Englewood, Colorado
         March 2, 1998

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                              June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------

Current Assets:

  Cash and cash equivalents, including
    $238,415 and $99,780 of invested
    cash in 1997 & 1996, respectively ........     $   238,465      $   102,223

  Precious metals (Note 1) ...................          18,823          221,866

  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $12,495 in 1997 and $37,000 in
    1996 .....................................          46,870           61,245

  Prepaid expenses ...........................           3,732            4,923
                                                   -----------      -----------
  Total current assets .......................         307,890          390,257
                                                   -----------      -----------
Investment in oil & gas properties, at
  cost (full cost method of
  accounting) (Note 11) ......................       1,315,458        1,349,047

    Less accumulated depletion and
      valuation allowance ....................        (899,694)        (873,221)
                                                   -----------      -----------
                                                       415,764          475,826
                                                   -----------      -----------
Property and equipment, at cost:

  Furniture, fixtures & vehicles .............         143,559          146,087

    Less accumulated depreciation ............        (108,098)         (95,094)
                                                   -----------      -----------
                                                        35,461           50,993
                                                   -----------      -----------
Undeveloped mining properties, at
  cost (Note 2), less reserve for
  impairment of $193,495 in 1996 .............         134,354           76,434
                                                   -----------      -----------
Cash surrender value, life insurance
  (Note 3) ...................................         217,471          179,470
                                                   -----------      -----------
Organization Cost,
  Aspen Recursos de Mexico (Note 1) ..........             -0-           23,869
                                                   -----------      -----------

Total assets .................................     $ 1,110,940      $ 1,196,849
                                                   ===========      ===========

                              (Statement Continues)

                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,
                                                   ----------------------------
                                                      1997              1996
                                                   -----------      -----------
Current liabilities:

  Accounts payable and accrued
    expenses (Note 10) .......................     $   118,220      $    80,713

  Advances from joint interest owners
    (Note 10) ................................         230,624          245,481

  Severance taxes payable ....................             -0-           13,819

  Due to related parties (Note 9) ............          72,391            5,216
                                                   -----------      -----------

  Total current liabilities ..................         421,235          345,229
                                                   -----------      -----------
Commitments and contingencies
    (Note 12)

Note payable (Note 5) ........................         185,000              -0-
                                                   -----------      -----------
Stockholders' equity:
    (Notes 1 and 6):
    Common stock, $.005 par value:
      Authorized:  50,000,000 shares
      Issued:  4,559,922 in 1997 and
        4,424,922 in 1996
      Outstanding:  4,456,322 in 1997 ........          22,799           22,124
       and 4,321,322 in 1996

  Capital in excess of par value .............       5,609,359        5,604,634

  Accumulated deficit ........................      (5,127,453)      (4,775,138)
                                                   -----------      -----------
  Total stockholders' equity .................         504,705          851,620
                                                   -----------      -----------

Total liabilities and stockholders'
  equity .....................................     $ 1,110,940      $ 1,196,849
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   -----------      -----------


Revenues:

  Oil and gas (Note 9) .......................     $   316,162      $   145,448

  Mineral (Notes 1 and 2) ....................             -0-          189,130

  Mineral severance tax settlement
    (Note 2) .................................             -0-           45,000

  Fees and equipment rentals (Note 1) ........          49,565           64,488
  Interest ...................................           4,281            4,508
  Other income ...............................          13,943              -0-
                                                   -----------      -----------
                                                       383,951          448,574
                                                   -----------      -----------
Costs and expenses:

  Oil and gas production .....................          37,016           53,782

  Loss on mineral sales ......................           7,027              -0-

  Depreciation, depletion and
    amortization .............................          39,691          125,220

  Write off of mineral properties ............          13,082              -0-

  Write off organizational costs .............          30,529              -0-

  Selling, general and administrative ........         608,921          591,897
                                                   -----------      -----------
                                                       736,266          770,899
                                                   -----------      -----------
Net (loss) ...................................     $  (352,315)     $  (322,325)
                                                   ===========      ===========

Net (loss) per common share ..................     $      (.08)     $      (.08)
                                                   ===========      ===========
Weighted average number of common
  shares outstanding .........................       4,490,019        4,274,489
                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements



Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Common Stock                                          Treasury Stock
                                           -----------------------------------------                     --------------------------
                                                                          Capital in                         Number
                                              Number           Par         Excess Of      Accumulated          of
                                            Of Shares         Value        Par Value        Deficit          Shares         Cost
                                           -----------     -----------    -----------    ------------    -----------    -----------

Balance, June 30, 1995                       4,297,922     $    21,489    $ 5,640,323    $(4,452,813)        103,600    $   (46,754)

Stock issued to Officers
 for services at $.08
 per share                                      50,000             250          3,750           --              --             --

Stock issued to Directors,
 Employees, and Consultants
 for services at $.10 per
 share                                          77,000             385          7,315           --              --             --

Net loss for year                                                                           (322,325)
                                           -----------     -----------    -----------    -----------     -----------    -----------
Balance, June 30, 1996                       4,424,922     $    22,124    $ 5,651,388    $(4,775,138)        103,600    $   (46,754)

Stock issued to Officers,
 Directors, Employees
 and Consultants for
 services at $.04 per share                    135,000     $       675    $     4,725           --              --             --

Net loss for year                                                                           (352,315)
                                           -----------     -----------    -----------    -----------     -----------    -----------
Balance, June 30, 1997                       4,559,922     $    22,799    $ 5,656,113    $(5,127,453)        103,600    $   (46,754)
                                           ===========     ===========    ===========    ===========     ===========    ===========



                                         See notes to consolidated financial statements

                                                               30

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended June 30,
                                                            1997         1996
                                                         ---------    ---------

Cash flows from operating activities:
-------------------------------------

  Net (loss) .........................................   $(352,315)   $(322,325)

  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

  Services rendered for overriding royalty interest ..      10,000         --
  Services rendered for stock ........................       5,400       11,700
  Depreciation, depletion, amortization and
    valuation allowance ..............................      39,691      125,220
  (Gain) loss on disposal of precious metals,
    equipment and mineral properties .................      50,638         --
  Precious metals received ...........................        --       (246,589)
  Proceeds from the sale of precious metals ..........     196,016      743,111
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, and
       prepaid expenses ..............................      15,566      (30,520)
    Increase (decrease) in accounts payable, accrued
       expenses and due to related parties ...........      89,825      234,082
    Decrease in production taxes payable .............     (13,819)     (69,600)

                                                         ---------    ---------

Net cash provided by operating activities ............      41,002      445,079

Cash flows from investing activities:
-------------------------------------

  Prospect fees ......................................      81,237         --
  Return of computer equipment .......................       4,790         --
  Sale of oil and gas properties .....................     100,000      104,723
  Development of oil and gas properties ..............    (157,648)    (422,076)
  Office equipment purchased .........................      (2,262)     (27,100)
  Additions to undeveloped mining properties .........     (71,002)     (64,802)
  Additions to cash surrender value ..................     (38,001)     (49,843)
  Organization Cost - Recursos de Mexico and ISLR ....      (6,874)        (649)

                                                         ---------    ---------

Net cash (used in) investing activities ..............     (89,760)    (459,747)

Cash flows from financing activities:
-------------------------------------

  Note from life insurance policy ....................     185,000         --

                                                         ---------    ---------

Net cash provided by financing activities ............     185,000         --

                                                         ---------    ---------

Net increase (decrease) in cash and equivalents ......     136,242      (14,668)

Cash and cash equivalents, beginning of year .........     102,223      116,891
                                                         ---------    ---------

Cash and cash equivalents, end of year ...............   $ 238,465    $ 102,223
                                                         =========    =========



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

     Through November 1996, the Company had oil and gas operations in Wyoming, Montana, North Dakota, Colorado and California, after November 1996, principally in California. The Company's primary mineral projects and targets of exploration are in central Wyoming.

     The Company has two wholly owned subsidiaries and owns a 50% interest in another company. None of the subsidiaries have any assets, liabilities or operations.

     During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequently cash flow has substantially increased, due to the production from two gas wells, which has allowed the Company to pay creditors and resume more normal operations.

     A summary of the Company's significant accounting policies follows:

     Consolidated financial statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company and Aspen Recursos de Mexico, and its 50% owned ISL Resources Corporation. Significant intercompany accounts and transactions, if any, have been eliminated.

     Statement of cash flows
     -----------------------

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

     Management's Use of Estimates
     -----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

     Financial Instruments
     ---------------------

     The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

     New Accounting Pronouncements
     -----------------------------

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share (currently primary) and diluted earnings per share (currently fully diluted). The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in fiscal year 1998.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Capital Structure
     -----------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures will be required as a result of adopting this pronouncement.

     Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998. For fiscal years 1997 and 1996, the impact of adopting this pronouncement has not been determined.

     Segment Reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in fiscal 1998. As of June 30, 1997, the impact of this pronouncement has not been determined.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at June 30, 1997 or 1996. Sales of gold from inventory for the years ended June 30, 1997 and 1996 were $196,016 and $743,111, respectively.

     Oil and gas properties
     ----------------------

     The Company follows the "full-cost" method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, including internal costs that can be directly identified with those activities, are capitalized within one cost center. No gains or losses are recognized on the receipt of prospect fees or on the sale or abandonment of oil and gas properties, unless the disposition of significant reserves is involved.

     Depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at June 30, 1997 and June 30, 1996.

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

     Net (loss) per common share
     ---------------------------

     Net (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period.

     Organization Costs
     ------------------

     The Company records organization costs associated with its subsidiaries and amortizes them over 60 months. During the first quarter ended September 30, 1994, the Company formed a subsidiary, Aspen Recursos de Mexico, S.A. de C.V. ("Aspen Recursos"). Aspen Recursos is qualified to do business in Mexico and that will allow the Company to investigate and acquire interests

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     in mineral prospects in Mexico. In September of 1996 the Company formed a mining subsidiary called ISL Resources Corporation to prospect for and acquire mining leases. Both ISL Resources and Aspen Recursos are inactive and the Company expensed costs associated with these subsidiaries of approximately $30,500 at June 30, 1997.


Note 2 MINING PROPERTIES

     VALDEZ CREEK
     ------------

     Mining on the gold claims held by the Company on Valdez Creek in Alaska ceased in 1995. Cambior, a Canadian-based company, was the Operator, and Cambior has restored the property. The Company received no gold royalties from these properties in calendar 1996, and no further royalties are expected. The Company is looking into the possibility of investigating the lode gold potential of the properties, but no decision has been made in that regard. Such investigation would probably require the participation of a second party in order for exploration funds to be made available.

     The Company has recovered its investment in the Valdez Creek area and has recognized in-kind net royalty income of $-0- and $189,130 in the years ended June 30, 1997 and 1996, respectively. From inception in 1985 through June 30, 1997, the Company has received $2,707,695 in in-kind gold production payments.

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

     In February, 1994 the Company filed a complaint against Newmont Exploration Ltd. with the Superior Court for the State of Alaska, Second Judicial District, Nome, Alaska. A settlement has been reached by the parties whereby each party pays its own legal costs and other expenses involved in the litigation. No damages were paid by either party.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company owned 100% interest in two leases (approximately 80 acres) in the Rock Creek and Snow Gulch Areas near Nome, Alaska. Based on the Company's currently available information, it does not appear that these two leases are capable of economic development except in connection with development of other neighboring properties owned by others. The Company dropped these leases during 1997 by non payment of delay rentals due.

     All costs incurred by the Company on NGJV have been expensed as of June 30, 1997.

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

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     The Company has recently begun exploration for in situ uranium deposits in Wyoming. At June 30, 1997 and 1996, the Company had expended $63,352 and $134,430, respectively, on the two prospects.

     ALASKA MINING TAX
     -----------------

     During January, 1995, the Company received notice from the State of Alaska Department of Revenue for unpaid License Tax on Royalties from Mines and Mining ("License Taxes") for the years 1991 through 1993. Pending the outcome of the Company's petition seeking relief from these taxes, the Company recorded, as of June 30, 1995, a liability of $45,000.

     On October 30, 1995 the Alaska Department of Revenue notified the Company that the Department of Natural Resources had issued Certificates of Initial Production to the Department of Revenue. The Department of Revenue further

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     stated that no taxes were due for the period 1991 through September 30, 1995. Accordingly, the $45,000 liability has been reversed and shown as income in fiscal 1996.

Note 3- EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     Effective July 1, 1990, the Company implemented a 401(k) defined contribution plan covering all employees. Under the amended terms of the plan, an employee is now eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year. The original terms of the plan required an employee to work at least 1,000 hours per year, have completed one year of service and be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to a maximum of 15% of their pre-tax earnings (not to exceed $9,500) to the plan. Under the plan, the Company may make discretionary contributions to the plan. The Company made no plan contribution for fiscal 1996 nor fiscal 1997.

     Split Dollar Life Insurance Plan
     --------------------------------

     As part of the President's employment agreement dated November 8, 1991 (See
     Note 10), the Company purchased a split dollar life insurance policy for the President's benefit. The Company pays an annual premium of $60,000 per year on behalf of the President, of which a portion ("split") constitutes compensation for the President. In addition, the Company at each anniversary pays the President an amount as a bonus to reimburse the President for personal income tax on his split.

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

     For the year ended June 30, 1996, the Company paid $60,000 in premiums, of which the President's portion was approximately $21,273. Additional compensation of $8,127 had been recognized as reimbursement to the President for income taxes. For the year ended June 30, 1997, the Company paid $60,000 in premiums, of which the President's portion was $22,051.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additional compensation of $8,422 has been recognized as reimbursement to the President for income taxes. As of June 30, 1997 and June 30, 1996, the Company's accumulated cash surrender value was $217,471 and $179,470, respectively, which has been included as an asset on the Company's balance sheet. During 1997, the Company withdrew $185,000 of cash surrender value to pay expenses. The death benefit payable to the named beneficiary as of June 30, 1997 and 1996, is approximately $760,000 and $798,000, respectively. At June 30, 1997 there was an excess cash surrender value available to the executive of approximately $43,600. At June 30, 1996 there was little or no excess cash surrender value available to the executive.

     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 1996 and 1997, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the Company's paid medical insurance plan. Expenses reimbursed for fiscal 1996 and fiscal 1997 were $12,000 and $10,000, respectively.


Note 4 MAJOR CUSTOMERS

     The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                                    The Company
                                             -------------------------
                                              A       B      C      D
                  Year ended:                ---     ---    ---    ---

                    June 30, 1996            57%     16%     -      -
                    June 30, 1997             -      36%    16%    13%


Note 5 NOTE PAYABLE

     As of June 30, 1997, the Company has borrowed $185,000 from the cash surrender value of the split dollar life insurance policy disclosed in Note
     3. The Company pays interest on the debt at 6% (also the average interest rate) per year which is collateralized by the cash surrender value owned by the Company. There is no maturity date for the debt other than the termination of the policy.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 COMMON STOCK

     On the balance sheet, the Company has presented the treasury stock as netted against the outstanding shares and netted against the additional paid-in capital. Treasury shares have been shown separately in the Statement of Stockholders' equity.

     On September 11, 1995, the Company granted 50,000 shares to two directors, 25,000 shares to the Company's consultant and officer and 2,000 shares to one of the Company's employees, all at $.10 per share. On February 16, 1996, the Company granted 50,000 shares of common stock to the Company's vice president at $.08 per share. The weighted average fair value of stock awards for fiscal 1996 was $.09 per share.

     On January 6, 1997, the Company granted 75,000 shares to the Company's vice president, 40,000 shares to directors, 10,000 shares to the Company's consultant and officer and 10,000 shares to one of the Company's employees at a value (and weighted average fair value for fiscal 1997) of $.04 per share.

     In 1996 the Company formed ISL Resources Corporation (ISLR) as a wholly-owned subsidiary to pursue uranium opportunities. In 1997 the Company conveyed 50% interest in ISLR to an unaffiliated third party who was to arrange financing for the uranium projects. At that time, ISLR had not been capitalized with the uranium properties in which the Company owned an interest, although ISLR did obtain rights to certain information that had been developed for the projects. The financing was not accomplished, and the Company reacquired the data from ISLR in 1997 and resolved other outstanding issues by conveying to the third party 20,000 shares of the Company's restricted common stock. The Company continues to own 50% of ISLR but it is completely inactive.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 INCOME TAXES

     At June 30, 1997 the Company had a Net Operating Loss ("NOL") carry-forward for tax purposes of approximately $3,987,393 (expiring in the years 1998 to
     2008). In addition, the Company had tax credit carry-forwards of approximately $30,400 (expiring in the years 1998 to 2001).

     Deferred tax assets (liabilities) at June 30, 1997 and 1996 are as follows:

                                                   1997           1996
                                                ----------    ----------
     Gross deferred tax assets:
       Net operating loss carry-forward         $1,355,714    $1,443,626
       Valuation allowance for deferred
         tax assets....................         (1,264,484)   (1,335,408)
                                                ----------    -----------

         Net deferred tax asset                     91,230       108,218
                                                ----------    ----------

     Gross deferred tax liabilities:
       Depreciation and other property,
         plant and equipment basis
         differences...................            (91,230)     (108,218)
                                                ----------    ----------

     Net deferred tax asset
       (Liabilities)                            $     -0-     $     -0-
                                                ==========    ==========

     During fiscal 1997, the valuation allowance for deferred tax assets declined by $70,924.

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company. As of June 30, 1997 $786,030 of net operating loss carryforwards and $1,890 of investment tax credits have expired.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 SEGMENT INFORMATION

     The Company operates in two industry segments within the United States: (1) oil and gas exploration and development and (2) mineral exploration and development.

     Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, cash surrender value of life insurance, and furniture, fixtures and vehicles.

     Segment information consists of the following:

                                                      Year ended June 30,
                                                 ------------------------------
                                                    1997                1996
                                                 -----------        -----------
Revenue:
  Oil and gas ............................       $   365,727        $   209,936
  Mining .................................               -0-            234,130
  General corporate ......................            18,224              4,508

                                                 -----------        -----------
  Total revenue ..........................       $   383,951        $   448,574
                                                 ===========        ===========

Results of operations
  (excluding overhead
   and interest costs):
  Oil and gas ............................       $   302,237        $    43,807
  Mining .................................           (20,109)           234,130
  General corporate
    operations ...........................          (634,443)          (600,262)

                                                 -----------        -----------
         Net income (loss) ...............       $  (352,315)       $  (322,325)
                                                 ===========        ===========

Depreciation, depletion
    amortization and valuation
    charged to identifiable
    assets:

    Oil & gas depletion ..................       $    26,474        $   112,347
    Mining ...............................            20,109                -0-
    General corporate ....................            43,746             12,873

                                                 -----------        -----------
         Total ...........................       $    90,329        $   125,220
                                                 ===========        ===========

Capitalized expenditures:

    Oil and gas ..........................       $   157,648        $   422,076
                                                 ===========        ===========

    Mining ...............................       $    71,002        $    56,908
                                                 ===========        ===========

    Corporate ............................       $    47,137        $    27,100
                                                 ===========        ===========

Identifiable  assets,  net of
    accumulated  depreciation,
    depletion and amortization:
    Oil and gas ..........................       $   472,634        $   537,072
    Mining ...............................           153,177            298,300
    General corporate ....................           495,129            361,477
                                                 -----------        -----------

         Total ...........................       $ 1,120,940        $ 1,196,849
                                                 ===========        ===========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 RELATED PARTY TRANSACTIONS

     At June 30, 1997 and 1996, the Company owed its officers, shareholders and directors $72,391 and $5,216, respectively. The amounts are primarily owed for accrued but unpaid compensation and unreimbursed medical, travel and entertainment expenses.

     During the years ended June 30, 1997 and 1996 the Company provided one vehicle each to the Company's president and to an employee/officer. The Company has also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on the Company's business. The cost of these items to the Company totalled less than $5,000 and $15,000, respectively, in the years ended June 30, 1997 and 1996. Management believes that the expenditures benefitted the Company.

     In January 1983, the Company entered into a Stock Purchase Agreement with the Company's president, R. V. Bailey, whereby Mr. Bailey granted the Company an option to purchase up to 75% of the Company's common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires the Company to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to the Company. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. Both the Company and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another Nasdaq quotation service or any exchange on which the Company's common stock is quoted. The 1993 Agreement further requires the Company to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement. Therefore, the Company may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the two fiscal years.

     The Vice President in California provides the Company an office in his home at no cost to the Company.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Royalties in the fiscal year ended June 30, 1997 were assigned on October 2, 1996 on the Emigh leases on which the Emigh 34-1 well was drilled and later completed. A nominal value of $10,000 was assigned to these overrides since the well was not determined to be proved until after the first production runs in mid-November 1996. The overriding royalty interests in these California properties granted to its employees resulted in the following percentages:

                                             Emigh 34-1
                                            Before   After
                                            Payout   Payout
                                            -------  -------
     R. V. Bailey                           1.3068%  1.1266%

     Robert A. Cohan                        1.3069%  1.1266%

     Judith L. Shelton                      0.2500%  0.2156%

     R. V. Bailey, President and director of the Company, Robert A. Cohan, Vice President of the Company, and Ray K. Davis, consultant and officer of the Company, each have working and royalty interests in certain of the California oil and gas properties operated by the Company. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 1997, working interests of the Company and its affiliates in certain California properties are set forth below:

                                           ASPEN        R. V.     R. A.   R. K.
         WELL                  STATUS   EXPLORATION     BAILEY    COHAN   DAVIS
         ----                  ------   -----------     ------    -----   -----

         HOPPER 2              DRY          5.50%           -%        -%     -%
         NORTH STRAND 1        DRY         14.05         2.70         -   2.70
         GREY WOLF 1           PROD        18.00         2.00      2.50   2.00
         BRANDT 16X-27         PROD        18.00         1.80         -   8.10
         ARCO 36X-10           PROD        12.00         1.20         -   5.40
         ARCO 46X-10           SHUT IN     12.00         1.20         -   5.40
         ARCO 34X-10           SHUT IN     12.00         1.20         -   5.40
         ARCO 35X-10           SHUT IN     12.00         1.20         -   5.40
         ENRON 66X             DRY         10.00            -         -   1.00
         EMIGH 34-1            PROD        23.55            -         -   1.00
         SANBORN 3-3           PROD          .95            -         -      -

     See Note 12 for additional related party disclosure.


Note 10 CONCENTRATION OF CREDIT RISK

     Financial   instruments   which   potentially   subject   the   Company  to
     concentrations  of  credit  risk  consist  principally  of  cash  and  cash

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     equivalents and accounts receivable. While the Company has approximately $140,000 in excess of the FDIC $100,000 limit at one bank, the Company places its cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals. The Company believes its exposure to credit risk is minimal.


Note 11 OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                 June 30,
                                        --------------------------
                                            1997           1996
                                        -----------    -----------

            Proved properties           $ 1,325,458    $ 1,349,047
                                        -----------    -----------

            Accumulated depreciation,
              depletion and
              amortization                 (617,975)      (591,501)

            Valuation allowance            (281,719)      (281,720)
                                        -----------    -----------

                                           (899,694)      (873,221)
                                        -----------    -----------

            Net capitalized costs       $   425,764    $   475,826
                                        ===========    ===========

     Costs incurred
     --------------

     Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows:

                                            Year ended June 30,
                                         ------------------------
                                           1997            1996
                                         --------        --------

     Property acquisition                $   -0-         $288,434
     Development                          157,648         133,642
                                         --------        --------
                                         $157,648        $422,076
                                         ========        ========

     Fees charged by the Company to operate the properties totalled approximately $4,130 per month in 1997 and $5,374 per month in 1996. The Company sold minor interests in wells located in Montana and South Dakota for $2,400 during fiscal 1996. These wells had reserves that were insignificant at the time of their disposition. In November 1996, the Company sold all of its oil and gas interests outside of California to the

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Company's consulting accountant, officer and shareholder for $100,000. No gain or loss was recognized on the transaction and the proceeds were used to adjust the full cost pool. The sale price was for a discount of approximately 30% of the future net cash flows related to those properties.

     Prospect  generation fees received from outside  investors in wells drilled
     during   fiscal  1997  and  1996   amounted  to  $139,800   and   $114,700,
     respectively. These amounts were charged against the full cost pool.

     Results of operations
     ---------------------

     Results of operations for oil and gas producing activities are as follows:

                                                   Year ended June 30,
                                               -------------------------
                                                  1997            1996
                                               ---------       ---------

     Revenues*                                 $ 365,727       $ 209,936
     Production costs                            (37,016)        (53,782)
     Depreciation and depletion                  (26,474)       (112,347)
                                               ---------       ---------

     Results of operations
       (excluding corporate overhead)          $ 302,237       $  43,807
                                               =========       =========

     *Includes oil and gas related fees and equipment rentals.

     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 1997 and 1996 were prepared by independent petroleum consultants. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in proved reserves                    (Bbls)           (MCF)
     --------------------------                    ------           -----
                                                   (in thousands)

     Estimated quantity, June 30, 1995               35                53
       Revisions of previous estimates                2                 1
       Acquisitions                                  42                58
       Production                                    (6)               (6)
                                                    ---               ---

     Estimated quantity, June 30, 1996               73               106

       Revisions of previous estimates              (20)                4
       Sale of properties                           (32)              (40)
       Discoveries                                   12             1,643
       Production                                    (5)              (82)
                                                   ----             -----

     Estimated quantity, June 30, 1997               28             1,631
                                                   ====             =====


     Proved reserves               Developed    Undeveloped        Total
      at year end                  ---------    -----------        -----
     ---------------                          (In Thousands)

     Oil (Bbls)

       June 30, 1996                   73             0              73
       June 30, 1997                   17            11              28

     Gas (MCF)

       June 30, 1996                  106             0             106
       June 30, 1997                  591         1,040           1,631

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

                                                June 30,
                                      --------------------------
                                        1997              1996
                                      --------          --------

                                            (in thousands)

     Future cash inflows              $  4,185          $ 1,511
     Future production and
       development costs                  (537)            (604)
     Future income tax
       expense (1)                        --               --
                                      --------          -------

     Future net
        cash flows                       3,648              907

     10% annual discount
       for estimated timing
       of cash flows                    (1,098)            (373)
                                      --------          -------

     Standardized measure
       of discounted future
       net cash flows                 $  2,550          $   534
                                      ========          =======


     (1)  Net operating loss carryforward exceeds future net cash flows.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                             Years ended June 30,
                                             -------------------
                                               1997       1996
                                             -------    --------
                                               (in thousands)
                Standardized measure of
                  discounted future net
                  cash flows, beginning
                  of year                    $   534    $   218
                                             -------    -------

                Sales and transfers of
                  oil and gas produced,
                  net of production
                  costs                         (226)       (92)

                Net changes in prices
                  and production costs
                  and other                     (180)        92

                Net change due to
                  discoveries                  2,506       --

                Acquisition of reserves         --          265

                Sale and farm-out of
                  proved reserves
                  in place                      (194)      --

                Revisions of previous
                  quantity estimates            (149)        10

                Other                            206         19

                Net change in income taxes      --         --

                Accretion of discount             53         22

                                             -------    -------
                                               2,016        316
                                             -------    -------
                Standardized measure
                  of discounted future
                  cash flows, end of
                  year                       $ 2,550    $   534
                                             =======    =======

     Net changes in prices of $180,000 were the result of a decline in the price received for oil and gas at year end. This decline was offset somewhat by a significant reduction in operating costs associated with more producing gas

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     wells and fewer oil wells. The revision of previous estimates of $149,000 was the result of assigning 21,000 fewer recoverable barrels of oil to the Brandt and Arco wells. The increase of $2,506,000 in new discoveries was the direct result of the Company's successful drilling of the Emigh 34-1, which proved up the surrounding acreage. The Company sold all of its non-California properties effective November 1, 1996 resulting in a reduction of future net cash flows of $194,000.


Note 12 COMMITMENTS AND CONTINGENCIES

     At June 30, 1997 the Company was committed to the following drilling and development projects in California:

      1.      Drill, complete and equip the Emigh 2-1 well.
      2.      Drill, complete and equip the Brandt 26X-27 well.
      3.      Drill, complete and equip the Compton Landing 97-1 well.
      4.      Install a pipeline and put the Arco 46X well on production.


     Total costs for these projects was estimated to be $1,789,000, of which $270,000 was to be paid by the Company. As of June 30, 1997, the Company had received approximately $230,600 in prepayments from third party investors for their share of the projects outlined above.

     The Company has an employment agreement with its President which provides for compensation of $125,000 per year (reduced voluntarily to $100,000 effective February 1, 1998) to be paid, plus reimbursement of travel, entertainment, and medical expenses, health insurance, and other benefits, including a split dollar life insurance plan (See Note 3). The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1999) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company entered into an employment agreement with Robert Cohan on April 16, 1997, which provides for the payment of $85,000 for the first year of employment, plus reimbursement of travel, entertainment, medical expenses and certain office costs, including health insurance and the payments on a truck. If the Company wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with the Company, the renewal employment agreement is effective April 16, 1998 to April 15, 1999 at the rate of $90,000 per year.

Note 13 SUBSEQUENT EVENTS

     In October 1997, the Company drilled and completed an extension development well just west of Bakersfield in Kern County, California. The Company, the operator of the well, has approximately 680 acres of surrounding acreage under lease.

     In addition, in November 1997 the Company drilled an extension well and completed the Emigh 2-1 gas well in Solano County, California. A pipeline has been completed and the well was placed on production on November 10, 1997. The Company has approximately 1,611 net acres under lease in the vicinity of the well and several more drilling locations are expected to be identified.

     The Company  drilled and  completed a gas well,  the Compton  Landing 97-1,
     located   in  Colusa   County,   California   in  the  late  fall  of  1997
     (October-November). The Company has approximately 370 acres under lease.

     The Company borrowed $6,000 from R. V. Bailey on September 15, 1997 payable January 15, 1998. This loan bears interest of 10% and was paid in full on March 2, 1998.

     The Company borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 10.5% and is collateralized by a portion of the Company's interest in the Emigh 2-1.

     The Company  granted  Stock Options  expiring  January 1, 2002, to purchase
     shares  of  the  Company's   restricted   common  stock  to  the  following
     individuals for their service to the Company:

     Robert A. Cohan, officer, options to acquire 200,000 shares granted on November 1, 1997;

     R. V. Bailey, officer, options to acquire 200,000 shares granted on November 1, 1997;

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Judith L. Shelton, employee, options to acquire 100,000 shares granted on February 1, 1998;

     Ray K. Davis, consultant and officer, options to acquire 100,000 shares granted on February 1, 1998;

     Lawton L. Clark, director, options to acquire 80,000 shares granted on November 1, 1997;

     Robert F. Sheldon, director, options to acquire 80,000 shares granted on November 1, 1997;

     The options awarded to Robert Cohan are exercisable as follows: 25% of such options on November 1, 1997 at 20(cent) per share; 25% of such options on October 15, 1998 at 24(cent) per share; 25% of such options on October 15, 1999 at 28(cent) per share; and 25% of such options on October 15, 2000 at 32(cent) per share.

     The options awarded to Ray K. Davis and Judith L. Shelton are exercisable as follows: 25% of such options on February 1, 1998 at 20(cent) per share; 25% of such options on October 15, 1998 at 24(cent) per share; 25% of such options on October 15, 1999 at 28(cent) per share; and 25% of such options on October 15, 2000 at 32(cent) per share.

     The options awarded to Messrs. Bailey, Clark and Sheldon are immediately exercisable in full at November 1, 1997 as follows: 25% of such options at 20(cent) per share, 25% of such options at 24(cent) per share, 25% of such options at 28(cent) per share, and 25% of such options at 32(cent) per share.

     The Company awarded common stock to the following individuals for their service to the Company:

     Lawton L. Clark, director, 20,000 shares granted on November 1, 1997;

     Robert F. Sheldon, director, 20,000 shares granted on November 1, 1997;

     Robert A. Cohan, officer, 300,000 shares granted on November 1, 1997. Company management is negotiating with Mr. Cohan a possible buy-back agreement whereby the Company can acquire, for nominal cost, portions of the stock granted should Mr. Cohan leave the employment of the Company.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 1, 1997, the Company agreed to acquire extensive geologic data associated with the Kaycee and Shamrock uranium projects from the Company's President in exchange for 100,000 shares of the Company's common stock.

     On March 1, 1998, the Company entered into an agreement with a newly-formed Canadian company to provide all of the Company's existing geological data on the uranium projects, Kaycee and Shamrock, in exchange for $250,000 and 2,000,000 shares of the Canadian company's common stock. On February 27, 1998, the Company received the first installment of $50,000 of the total $250,000.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

     Holben, Boak, Cooper & Co., formerly independent accountants for the Registrant, resigned as auditor on December 3, 1997 due to the pending dissolution of the accounting firm.

     Until the filing of this 10-KSB, no audits have been completed for the last two fiscal years due to inadequate cash flow; however, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                    PART III


Item 9. Directors and Executive Officers of the Company
-------------------------------------------------------

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

     The executive officers and directors of the Registrant are as follows:

                                                                       Director
         Name                Age     Position             Class        Since
         ----                ---     --------             -----        -----

  R. V. Bailey               65      President,              I         1980
                                     Treasurer
                                     and Director

  Lawton L. Clark            73      Director,              III        1993
                                     Secretary

  Robert F. Sheldon          74      Director                II        1981

  Robert A. Cohan            41      Vice President         N/A         N/A

     All  directors   will  be  up  for   reelection  at  the  next  Meeting  of
Shareholders.

     Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position.

-------------------------------------------------------------------

     (b) Business Experience.

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 35 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of the Registrant and has been an officer and director since its inception.

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 19 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc.,

-------------------------------------------------------------------

Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April, 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President, West Coast U.S. Petroleum Exploration & Production, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     (c) Family Relationships.

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

-------------------------------------------------------------------

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from July 1, 1995 through March 16, 1998 all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with.





Item 10. Executive Compensation
-------------------------------

     (a) and (b) Summary Compensation Table.

     The following tables set forth information regarding compensation paid to the Chief Executive Officer and Vice President of Petroleum Exploration &
Production of the Registrant during the fiscal year ended June 30, 1997 and previous years:

                  Annual Compensation ($$)                    Long Term Compensation
                  ------------------------                 --------------------------
                                                              Awards         Payouts
                                                           --------------------------
(a)               (b)      (c)       (d)       (e)      (f)          (g)       (h)       (i)
                                                        Restricted
Name and                                                Stock        Options   LTIP      Other
Position          Year     Salary    Bonus     Other    Awards       & SARs    Payouts   Compensation*
--------          ----     ------    -----     -----    ------       ------    -------   -------------
                            ($$)      ($$)      ($$)     ($$)         (##)       ($$)        ($$)
R. V. Bailey,
as President      1997     125,000       0     38,501      0            0         0         14,464
and Chief         1996     125,000     750     37,820      0            0         0         16,300
Executive         1995     125,000     750     28,354      0            0         0         10,228
Officer           1994     125,000     750     39,942      0            0         0         19,840
                  1993     125,000       0     44,214      0            0         0         15,501


                  Annual Compensation ($$)                    Long Term Compensation
                  ------------------------                 --------------------------
                                                              Awards         Payouts
                                                           --------------------------
(a)               (b)       (c)        (d)       (e)     (f)          (g)      (h)         (i)
                                                         Restricted
Name and                                                 Stock        Options  LTIP        Other
Position          Year     Salary      Bonus     Other   Awards       & SARs   Payouts     Compensation*
--------          ----     ------      -----     -----   ------       ------   -------     -------------
                            ($$)        ($$)      ($$)    ($$)         (##)      ($$)          ($$)
R. A. Cohan,
as Vice           1997     81,042         0        0     3,000           0        0           5,464
President of      1996     76,000       750        0     4,000           0        0           6,000
Oil & Gas         1995     15,625         0        0         0           0        0               0
Exploration       1994          0         0        0         0           0        0               0



*    Registrant  has an "Amended  Royalty and  Working  Interest  Plan" by which
     Registrant  is able to  assign  overriding  royalty  interests  or  working
     interests  in  oil  and  gas  properties  or  in  mineral  properties,   at
     Registrant's  discretion.  This  plan is  intended  to  provide  additional
     compensation  to  Registrant's   personnel  involved  in  the  acquisition,
     exploration  and  development  of  Registrant's   oil  or  gas  or  mineral
     prospects.

     The above table includes all amounts paid or unpaid, other than stock awards. Amounts unpaid, at the election of the named executive officers, were $52,000 for R. V. Bailey and $6,666 for R. A. Cohan and were included in the table.

     Registrant adopted a medical insurance plan for its employees and those of its subsidiaries, and a life insurance plan for its president and chief executive officer, R. V. Bailey. This life insurance plan includes the


                                       59

-------------------------------------------

split-dollar insurance plan for the benefit of Mr. Bailey, which is described in
Note 3 to the financial statements. $21,273 of the premium paid for this policy in fiscal 1996 is considered compensation to Mr. Bailey and $8,127 was also paid to reimburse the tax effect of the executive's split, in fiscal 1997 $30,077 of the premium paid for this policy is considered compensation to Mr. Bailey and $8,424 was also paid to reimburse the tax effect of the executive split. At June 30, 1997 Registrant had accrued and not paid the $8,424 tax reimbursement. All of which amounts are included in column (e) of the table, above.

     Registrant adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan.
Registrant's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 1996 Registrant contributed $-0- to the plan for the Plan Year 1996. At June 30, 1997 Registrant paid $-0- to the plan for the Plan Year 1997. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

     Registrant  has  furnished a vehicle to Mr.  Bailey,  and the  compensation
allocable  to  this   vehicle,   plus  amounts  paid  for  various   travel  and
entertainment paid on behalf of Mr. Bailey and Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Registrant also is paying a lease on a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes; therefore, no vehicle costs were charged to Mr. Cohan.

     Registrant   has  agreed  to  reimburse  its  officers  and  directors  for out-of-pocket costs and expenses incurred on behalf of the Registrant.

     Royalties in fiscal year ended June 30, 1997 were assigned on October 2, 1996 on the Emigh leases on which the Emigh 34-1 well was drilled and later completed. A nominal value of $10,000 has been assigned to these overrides since the well was not determined to be proved until after the first production runs in mid-November 1996. The overriding royalty interests in these California properties granted to its employees resulted in the following percentages:

                                        Emigh 34-1
                                       Before   After
                                       Payout   Payout
                                       ------   ------

          R. V. Bailey                 1.3068%  1.1266%

          Robert A. Cohan              1.3069%  1.1266%

          Judith L. Shelton            0.2500%  0.2156%

-------------------------------------------

     Finally, Registrant has entered into employment agreements with Mr. Bailey and Mr. Cohan, as described in Item 10(g), below.

     (c) and (d) Option/SAR Granted During the Last Fiscal Year.

     Registrant does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

     (e) Long Term Incentive Plans/Awards in Last Fiscal Year

     Registrant has no long-term incentive plans and consequently has made no such awards.

     (f) Compensation of Directors

          (1) Standard Arrangements.

     Prior to the fiscal year ended June 30, 1994 each director has been paid $150 per meeting attended, plus all expenses incurred in attending the meeting. There was one board of directors meeting in fiscal 1996 attended by all directors, and nine telephonic board of directors meetings. There was one board of directors meeting in fiscal 1997 attended in person by two directors and a third by telephone, and 6 telephonic board of directors meetings.

     On February 11, 1997 (effective December 13, 1996) Registrant issued 20,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert
F. Sheldon.

          (2) Other Arrangements.

     There are no other arrangements for the compensation of directors of the Registrant.

     (g)    Employment    Contracts   and    Termination   of   Employment   and
Change-in-Control Arrangements.

     Registrant has entered into an employment agreement with Mr. Bailey which provides for the payment of $125,000 per year (reduced voluntarily to $100,000 effective February 1, 1998) to him, reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provides for a two-year term which is automatically renewable for two additional two-year terms (through November 1997) at Mr. Bailey's option. Registrant is not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). Mr. Bailey may terminate the agreement if Registrant changes his duties substantially from those he is currently performing, or if there is a "change of control" of the Registrant. If Mr. Bailey terminates the Agreement for either of the foregoing

-------------------------------------------

reasons, Registrant will be obligated to pay Mr. Bailey severance pay equal to the amount remaining due under the agreement, but not less than two years' salary. That payment must be made in a lump sum within thirty days of Mr. Bailey's termination of the agreement.

     In January 1983, Registrant entered into a Stock Purchase Agreement with Mr. Bailey whereby Mr. Bailey granted Registrant an option to purchase up to 75% of Registrant's common stock owned by him at his death. This agreement was replaced by a Stock Purchase Agreement dated June 4, 1993. The 1993 agreement requires that Registrant apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death, and Mr. Bailey's estate is obligated to sell such shares to the Registrant. The purchase price of the shares acquired under the 1993 Agreement shall be the fair market value of the shares on the date of death. Both Registrant and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by any exchange. The 1993 Agreement further requires that Registrant maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement.

     Registrant entered into an employment agreement with Robert A. Cohan on April 16, 1997, which provides for the payment of $85,000 for the first year of employment, plus reimbursement of expenses, including health insurance and the lease payments on a truck. If Registrant wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with Registrant, the renewal employment agreement is effective April 16, 1998 to April 15, 1999 at the rate of $90,000 per year. (See Item 10 (g) below.)
Registrant and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct Registrant's business. Mr. Cohan will not charge Registrant any rent for the use of his home as a business office. Registrant did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Registrant and lease payments on a truck.

     See also Item 12(a) Transactions with Management and Others.

     (h) Report on Repricing of Options/SARs.

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended June 30, 1997 or subsequently.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

     (a)-(b) The following table sets forth as of March 16, 1998 the number and percentage of Registrant's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.


  Individual                Ownership           # Shares              Percent
  ----------                ---------           --------              -------

R. V. Bailey                Record &           1,187,272(1)            20.61%
                            Beneficial

Robert A. Cohan             Record               625,000(2)            10.85%

Robert F. Sheldon           Record               163,160(3)             2.83%

Lawton L. Clark             Record               145,000(4)             2.52%


All Officers and            Both Record        2,120,432               36.81%
Directors as a              & Beneficial
Group (4 persons)

(1)  This number includes  870,952 shares of stock held of record in the name of
     R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of R. V. Bailey are subject to an obligation of Registrant to purchase up to 75% of the common shares of Registrant owned by Bailey at the time of his death. This obligation expires 120 days from the date of Bailey's death. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange and stock options granted for 200,000 shares of common stock on November 1, 1997.

(2) This number includes 300,000 shares of common stock granted and stock options granted for 200,000 shares of common stock on November 1, 1997, some of which are not currently exercisable. An agreement for reacquisition of shares granted is being negotiated between Registrant and Mr. Cohan.

(3) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997 and stock options granted for 80,000 shares of common stock on November 1, 1997.

(4) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997 and stock options granted for 80,000 shares of common stock on November 1, 1997.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners &  Management  -
--------------------------------------------------------------------------------
           Continued
           ---------

     (c) Changes in Control.

     Except with respect to Registrant's option to purchase R. V. Bailey's shares upon his death, and the employment agreement between Registrant and R. V. Bailey, Registrant knows of no arrangements which may at a subsequent date result in a change of control of Registrant. Registrant has no knowledge of any change in control since the beginning of its last fiscal year.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     (a) Transactions with Management and Others.

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

     On April 1, 1996, Registrant entered into an agreement with R. V. Bailey, the president and chairman of the board of directors of Registrant, for a venture to explore and develop the Kaycee prospect, located on the western margin of the Powder River Basin in Wyoming. Registrant is the designated Operator for the prospect and has spent approximately $130,000 on the prospect to date. Over a period of more than 10 years prior to his association with Registrant Bailey had acquired geological and engineering data relating to the prospect area, including maps and drill hole logs for more than 2,000 drill holes. An independent geological consultant has estimated more than 1.7 million pounds of U3O8 in resources for this prospect, but substantial additional drilling and other data gathering will be required in order to evaluate the prospect potential. Registrant has agreed to acquire 100% of Bailey's interest in the prospect, and all of the data, for 100,000 shares of Registrant's common stock.

     On March 1, 1998, Registrant entered into an agreement with a newly-formed Canadian mining company whereby the newly-formed Canadian company will acquire data from Registrant related to two uranium prospects in Wyoming. Geological and engineering data suggest that uranium deposits amenable to in situ mining methods may exist within the two defined prospect areas. Under the agreement, Registrant will be paid US $250,000 in three cash payments in 1998 and Registrant will be issued approximately 25% (2,000,000 shares) of common stock of a new Canadian company based in Toronto. The Canadian company will provide certain funding for land acquisition and exploration work on the two prospects. Management of Registrant will likely perform geological consulting work on the prospects and the Canadian company will be billed for such work. There is no assurance that work on the two prospects will result in discovery or definition of minable uranium deposits.

-------------------------------------------------------------------

     R. V. Bailey, President and director of Registrant, Robert A. Cohan, Vice President of Registrant, and Ray K. Davis, consultant and officer of Registrant, each have working and royalty interests in certain of the California oil and gas properties operated by Registrant. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 1997, working interests of the Company and its affiliates in certain California properties are set forth below:

                                    ASPEN          R. V.    R. A.    R. K.
      WELL               STATUS   EXPLORATION      BAILEY   COHAN    DAVIS
      ----               ------   -----------      ------   -----    -----

      HOPPER 2           DRY          5.50%            -%      -%       -%
      NORTH STRAND 1     DRY         14.05          2.70       -     2.70
      GREY WOLF 1        PROD        18.00          2.00    2.50     2.00
      BRANDT 16X-27      PROD        18.00          1.80       -     8.10
      ARCO 36X-10        PROD        12.00          1.20       -     5.40
      ARCO 46X-10        SHUT IN     12.00          1.20       -     5.40
      ARCO 34X-10        SHUT IN     12.00          1.20       -     5.40
      ARCO 35X-10        SHUT IN     12.00          1.20       -     5.40
      ENRON 66X          DRY         10.00             -       -     1.00
      EMIGH 34-1         PROD        23.55             -       -     1.00
      SANBORN 3-3        PROD          .95             -       -        -

     During the 1997 fiscal year, Registrant issued 20,000 shares of its common stock to each of its outside directors, Mr. Sheldon and Mr. Clark, and 75,000 shares of its common stock to Robert A. Cohan, vice president. Registrant also issued 10,000 shares of its common stock to its consulting accountant, Ray K. Davis, and 10,000 shares to employee Judith L. Shelton.

     During the fiscal years ended June 30, 1996 and 1997, Registrant also paid $60,000 annually in premiums on a split-dollar life insurance policy for the benefit of Registrant's president, as required by the terms of his employment agreement. (See Note 3 to Consolidated Financial Statements). In calendar year 1997 Registrant borrowed $185,000 from the split-dollar life insurance policy in order to pay certain ongoing corporate expenses. Registrant has agreed to repay this loan plus interest.

     Registrant borrowed $6,000 from R. V. Bailey on September 15, 1997 payable January 15, 1998. This loan bears interest of 10% and was repaid on March 2, 1998.

     During fiscal 1997 Registrant entered into negotiations with Ray K. Davis, its consulting accountant for the purchase and sale of certain producing oil and gas properties located outside of California. Effective November 1, 1996, Registrant sold all of its non-California properties for $100,000 to Mr. Davis. The sale price was for a discount of approximately 30% of the future net cash flows related to those properties.

-------------------------------------------------------------------

     Registrant borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 10.5%.

     In addition, during the fiscal year Registrant paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on Registrant's business. Registrant's president has also supplied Registrant with certain promotional items. The net effect of these items has been a cost to Registrant of approximately $10,000 for the fiscal year ended June 30, 1997 and $15,000 for the fiscal year ended June 30, 1996. Management believes that the expenditures were to Registrant's benefit.

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

     (d) Transactions with Promoters.

     Not applicable.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) The following documents are filed as part of this report:

Exhibit No.
-----------

3.1       Certificate of Incorporation(1)

3.2       Bylaws(1)

3.3       Bylaws - Subsidiary(1)

10.1      Royalty and Working Interest Plan(1)

10.8      Stock Purchase Agreement between R. V. Bailey and Aspen
          Exploration Corporation dated January, 1983(7)

10.9      Anvil Joint Venture Agreement between Nome Gold Joint
          Venture, Golden Glacier, Inc. and Newmont Exploration Ltd., dated March 1, 1992(8)

10.10     Purchase and Sales Agreement for the Divide Oil Field
          Purchase, dated September 13, 1991(8)

10.11 Employment Agreement between Aspen Exploration Corp. and R. V. Bailey, dated November 8, 1991(8)

10.13     Split-Dollar Life Insurance Plan for R. V. Bailey(8)

10.15 Stock Purchase Agreement between Aspen Exploration Corp. and R. V. Bailey, dated June 1993(9)

22.1      Subsidiaries of the Registrant

           Aspen Gold Mining Company, Colorado

           Aspen Recursos de Mexico, S.A. de C.V., Chihuahua, Mexico(10)
-----------------

1    Incorporated by reference from Commission File No. 2-69324.

7 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

8 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

9 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).

10 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1994 (filed on September 26, 1994).

     (b) During the fiscal year ended June 30, 1994 there were no filings by Registrant on Form 8-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASPEN EXPLORATION CORPORATION



                                         /s/ R. V. Bailey
                                         ---------------------------------------
March 16, 1998                           R.  V.  Bailey, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signatures                                   Date


/s/ R. V. Bailey
------------------------------                     March 16, 1998
R. V. Bailey, Director,
Chief Executive Officer,
Principal Financial Officer


/s/ Lawton L. Clark
------------------------------                     March 16, 1998
Lawton L. Clark, Director


/s/ Robert F. Sheldon
------------------------------                     March 16, 1998
Robert F. Sheldon, Director