Form 10QSB
period 1997-09-30
ASPEN EXPLORATION CORP
filed 1998-03-16
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE

  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

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

                              Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                   Outstanding at March 16, 1998
-----------------                            -----------------------------
  Common stock,
  $.005 par value                                    4,916,322

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30,      June 30,
                                                       1997            1997
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents ..................     $   761,375      $   238,465
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade net of
   allowance for doubtful accounts of
   $12,495 ...................................         261,467           46,870
  Prepaid expenses ...........................           1,631            3,732
                                                   -----------      -----------
     Total current assets ....................       1,043,296          307,890
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       1,412,009        1,315,458
  Less accumulated depletion and
    valuation allowance ......................        (907,194)        (899,694)
                                                   -----------      -----------
                                                       504,815          415,764
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         143,559          143,559
  Less accumulated depreciation ..............        (111,171)        (108,098)
                                                   -----------      -----------
                                                        32,388           35,461
                                                   -----------      -----------
Undeveloped mining properties, at cost .......         134,394          134,354
                                                   -----------      -----------
Cash surrender value, life insurance .........         226,958          217,471
                                                   -----------      -----------

     TOTAL ASSETS ............................     $ 1,941,851      $ 1,110,940
                                                   ===========      ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,       June 30,
                                                       1997            1997
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Current liabilities:
  Accounts payable and accrued
    expenses .................................     $    80,434      $   118,220
  Advances from joint owners .................       1,024,417          230,624

  Due to related parties .....................          90,159           72,391
  Notes payable - current ....................          44,600              -0-
                                                   -----------      -----------
  Total current liabilities ..................       1,239,610          421,235
                                                   -----------      -----------
  Notes payable - long term ..................         221,400          185,000
                                                   -----------      -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 1997 and
      June 30, 1997: 4,559,922
    Outstanding: At September 30, 1997
      and June 30, 1997: 4,456,322 ...........          22,799           22,799


  Capital in excess of par value .............       5,609,359        5,609,359
  Accumulated deficit ........................      (5,151,317)      (5,127,453)
                                                   -----------      -----------

  Total stockholders' equity .................         480,841          504,705
                                                   -----------      -----------
Total liabilities and stockholders'
  equity .....................................     $ 1,941,851      $ 1,110,940
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                           (unaudited)

                                                      1997              1996
                                                      ----              ----

Revenues:
  Oil and gas ................................     $   101,360      $    76,057
  Interest and other, net ....................           5,770            4,240
                                                   -----------      -----------
Total Revenues ...............................         107,130           80,297
                                                   -----------      -----------

Costs and expenses:
  Oil and gas production .....................           5,857            9,086
  Depreciation, depletion and
    amortization .............................          10,573           34,519

  Selling, general and administrative ........         114,564          174,061
                                                   -----------      -----------
Total Costs and Expenses .....................         130,994          217,666
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $   (23,864)     $  (137,369)
                                                   ===========      ===========
Basic loss per common share ..................     $      --        $      (.03)
                                                   ===========      ===========

Weighted average number of common                    4,456,322        4,321,322
  shares outstanding .........................     ===========      ===========






                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three months
                                                          ended September 30,
                                                           1997        1996
                                                        ---------    ---------
Cash flows from operating activities:
Net (loss) ..........................................   $ (23,864)   $(137,369)
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation, depletion & amortization ..............      10,573       34,519
Decrease in precious metals .........................         -0-       72,244
Decrease (increase) in accounts
  receivable ........................................    (214,597)      13,965
(Increase) decrease in prepaid expense ..............       2,101       (5,112)
Increase in accounts payable and
  accrued expenses ..................................     756,007      106,877
Increase in due to related parties ..................      17,768       16,230
                                                        ---------    ---------
Net cash provided by operating
  activities ........................................     547,988      101,354
                                                        ---------    ---------
Cash flows from investing activities:
Proceeds - Return of equipment ......................         -0-        4,100
Development of oil & gas properties .................    (183,051)    (130,319)
Additions to undeveloped mining
  properties ........................................         (40)     (35,093)
Proceeds - Prospect fees ............................      86,500       77,826
Additions to cash surrender value ...................      (9,487)     (10,837)
                                                        ---------    ---------
Net cash used in investing activities ...............    (106,078)     (94,323)
                                                        ---------    ---------
Cash flows from financing activities:
Note from life insurance policy .....................      15,000          -0-
Note from officer ...................................       6,000          -0-
Note from consultant ................................      60,000          -0-
                                                        ---------    ---------
Net cash provided by financing
  activities ........................................      81,000          -0-
                                                        ---------    ---------
Net increase in cash ................................     522,910        7,031
                                                        ---------    ---------
Cash and cash equivalents,
  at beginning of period ............................     238,465      102,223
                                                        ---------    ---------
Cash and cash equivalents,
  at end of period ..................................   $ 761,375    $ 109,254
                                                        =========    =========
                     The accompanying notes are an integral
                            part of these statements.

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1997


Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended June 30, 1997, which is available without cost from Aspen Exploration Corporation upon request.

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

During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequently cash flow has substantially increased, due to the drilling of two gas wells, which has allowed the Company to pay creditors and resume more normal operations.

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

Precious metals
---------------

Precious  metals   inventories  are  valued  at  the  lower  of  cost  (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at September 30, 1997 or 1996.

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

Depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at September 30, 1997 and September 30, 1996.

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

Adoption of stock based compensation plan
-----------------------------------------

The Company utilizes APB 25 in accounting for its stock based compensation plan. In November 1997 the Company adopted an employee stock based compensation plan whereby certain key employees, directors and consultants were granted stock options. The exercise price of the option was determined at the date of the grant and approximates the fair market value of the stock on that date. Options were granted for 260,000 shares of common stock on November 1, 1997 and are exercisable in 25% increments over four years at $0.20 per share, $0.24 per share, $0.28 per share and $0.32 per share. At the measurement date of the stock option grant, the exercisable price of the option exceeded the discounted bid price and no employee compensation was recorded.

Adoption of new accounting procedure
------------------------------------

Earnings per share
------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share (currently primary) and diluted earnings per share (currently fully diluted). The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. SFAS No. 128 is effective for reporting periods ending after December 15, 1997. The Company has adopted SFAS No. 128 in fiscal year 1998.

Year 2000 Issue
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Accordingly, as of December 31, 1997, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1997 was immaterial.

Note 2  Commitments and Contingencies

At September 30, 1997 the Company was committed to the following drilling and development projects in California:

         1.       Drill, complete and equip the Emigh 2-1 well.
         2.       Drill, complete and equip the Brandt 26X-27 well.
         3.       Drill, complete and equip the Compton Landing 97-1 well.
         4.       Install a pipeline and put the Arco 46X well on production.

Total costs for these projects was estimated to be $1,789,000, of which $270,000 was to be paid by the Company. As of September 30, 1997, the Company had received approximately $1,024,000 in prepayments from third party investors for their share of the projects outlined above.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

September 30, 1997 as compared to September 30, 1996
----------------------------------------------------

Registrant has sustained operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. At June 30, 1997 current liabilities exceeded current assets by $113,345 and Registrant had a working capital deficit to that extent. At September 30, 1997 current liabilities exceeded current assets by $196,314. Consequently, Registrant has been required to defer payment of certain accounts payable which were otherwise due.

In order to provide interim financing, Registrant has withdrawn $15,000 in September, 1997 against a split dollar insurance plan and borrowed $6,000 from an officer. Further, during August and October of 1997, Registrant has borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from an affiliate. In addition, officers of the Registrant have elected to defer a portion of their salary and expense reimbursements. At June 30, 1997, the amount due to officers was approximately $72,000 and $90,000 at September 30, 1997. At the time of this filing, Registrant owed its officers approximately $122,000.

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

From September 30, 1996 to September 30, 1997, Registrant's working capital decreased by $44,169 to a negative $196,314. The decrease was due to the expenditure of funds by Registrant for its necessary continuing operations, an increase in current liabilities as officers agreed to defer salaries and expense reimbursements, and a decrease in Registrant's precious metals inventory. Registrant received no additional revenues from the sale of gold following October 1995 to compensate for the expenditures and increased current liabilities. Therefore, commencing in fiscal 1996 Registrant reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Registrant's assets and build up cash flow. These decisions included: the sale of Registrant's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of salaries and expense reimbursements; the decision to defer compliance with Registrant's reporting obligations under the Securities Exchange Act of 1934, as amended, and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which a former (now current) officer of Registrant has significant experience. Based on Registrant's view of the uranium industry, Registrant also believed that the market would be receptive to an attractive uranium prospect, although since that decision was made the market for uranium has not improved as management had anticipated.

These decisions resulted in Registrant sharing certain oil and gas drilling opportunities with third party investors (including some affiliated investors) and taking a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1998.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. Registrant was financially unable to acquire the substantial land positions needed to control a major part of the mineral rights on the Kaycee and Shamrock prospects, but Registrant has reached an agreement with a newly-formed Toronto, Ontario-based company whereby in February 1998 Registrant has received a $50,000 cash payment and a commitment to receive an additional $200,000 as financing can be arranged in Canada. Management of the newly-formed company will likely be based in Toronto. Under the terms of the revised agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the newly-formed company.

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

                              Results of Operations
                              ---------------------


September 30, 1997 Compared to September 30, 1996
-------------------------------------------------

For the three months ended September 30, 1997 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for uranium production.

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

Oil and gas revenues, which includes income from management fees, for the three months ended September 30, 1997 increased $3,339, from $27,681 to $31,020, a 12% improvement. This increase reflects increased emphasis on operations conducted in California and the initial production from the Emigh lease which came on stream in November, 1996.

Oil and gas production expenses decreased $3,229 from $9,086 to $5,857, a 36% decrease. This decrease was due in large part to the sale of all non-California properties which had relatively high operating costs and higher production tax rates in November of 1996. Also, at September 30, 1997 Registrant had a higher percentage of gas wells than oil wells which typically have much lower operating costs.

Depletion, depreciation and amortization decreased significantly, from $34,519 to $10,573, a $23,946 reduction or 69%. This reduction was due primarily because of the sale of marginal short lived properties in November of 1996 and the addition of longer lived gas reserves during the past 12 months.

Selling, general and administrative expenses decreased by $59,497 from September 30, 1996 to September 30, 1997 from $174,061 to $114,564, a 34% decrease, primarily because Registrant was no longer incurring legal bills associated with the Newmont lawsuit which was settled in October, 1997. After preliminary decisions adverse to Registrant, plaintiff and defendant agreed to a stipulation whereby the litigation, including all claims, was terminated with each party paying its own legal costs.

As a result of Registrant's operations for the three months ended September 30, 1997, Registrant ended the quarter with a net loss of ($23,864) compared to a net loss of ($137,369) a year earlier. This decrease of approximately $113,500 reflected an increase in total revenues of $26,833 due primarily to newly discovered gas production coming on line and a substantial reduction in operating costs and general and administrative expenses.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASPEN EXPLORATION CORPORATION
                                                   (Registrant)




                                         /s/ R. V. Bailey
                                         -------------------------------
                                         By:  R. V. Bailey,
March 16, 1998                                Chief Executive Officer,
                                              Principal Financial Officer