Form 10QSB
period 1997-12-31
ASPEN EXPLORATION CORP
filed 1998-03-16
CIK 319458

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                  FORM 10-QSB

(MARK ONE)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                               -----------------


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO_______


                         Commission File Number 0-9494




                          ASPEN EXPLORATION CORPORATION
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                         84-0811316
-------------------------------                          ------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           I.D. Number)


            Suite 208, 2050 S. Oneida Street, Denver, Colorado, 80224
            ---------------------------------------------------------
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

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   December 31,       June 30,
                                                      1997             1997
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Assets
------
Current assets:
  Cash and equivalents .......................     $    66,982      $   238,465
  Precious metals ............................          18,823           18,823
  Accounts receivable net of allowance
   for doubtful accounts of $12,495 ..........       1,491,076           46,870

  Prepaid expenses and other .................           1,968            3,732
                                                   -----------      -----------
    Total current assets .....................       1,578,849          307,890
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       1,512,642        1,315,458
  Less accumulated depreciation,
    depletion, amortization and
    valuation allowance ......................        (914,694)        (899,694)
                                                   -----------      -----------
    Net oil and gas properties ...............         597,948          415,764
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         143,559          143,559
  Less accumulated depreciation and
    amortization .............................        (114,245)        (108,098)
                                                   -----------      -----------
    Net property and equipment ...............          29,314           35,461
                                                   -----------      -----------
Undeveloped mining properties, at cost .......         156,450          134,354
                                                   -----------      -----------
Cash Surrender Value, life insurance .........         226,958          217,471
                                                   -----------      -----------
    TOTAL ASSETS .............................     $ 2,589,519      $ 1,110,940
                                                   ===========      ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                   December 31,      June 30,
                                                      1997             1997
                                                   ------------     -----------
                                                   (Unaudited)       (Audited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable & accrued expenses ........     $    66,830      $   118,220
  Advances from joint owners .................       1,496,463          230,624
  Notes payable - current ....................          45,693              -0-
  Due to related parties .....................         105,784           72,391
                                                   -----------      -----------
Total liabilities ............................       1,714,770          421,235
                                                   -----------      -----------
Notes payable - long term ....................         281,056          185,000
                                                   -----------      -----------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued:  At December 31, 1997:
       5,019,922 and 4,559,922 at June
       30, 1997
     Outstanding: At December 31, 1997
       4,916,322 and 4,556,322 at
       June 30, 1997 .........................          25,099           22,799
  Capital in excess of par value .............       5,696,459        5,609,359

  Accumulated deficit ........................      (5,127,865)      (5,127,453)
                                                   -----------      -----------

  Total stockholders' equity .................         593,693          504,705
                                                   -----------      -----------
Total liabilities and stockholders'
equity .......................................     $ 2,589,519      $ 1,110,940
                                                   ===========      ===========

                     The accompanying notes are an integral
                            part of these statements.



                                ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                        Three Months Ended                         Six Months Ended
                                                           December 31,                               December 31,
                                                 --------------------------------           ---------------------------------
                                                    1997                 1996                  1997                   1996
                                                    ----                 ----                  ----                   ----
Revenues:
  Oil and gas .........................          $   244,922          $    87,380           $   346,282           $   163,437
  Mineral .............................                  -0-                2,771                   -0-                 2,771
  Interest and other, net .............                6,118                4,338                11,888                 8,578
                                                 -----------          -----------           -----------           -----------
Total Revenues ........................              251,040               94,489               358,170               174,786
                                                 -----------          -----------           -----------           -----------

Costs and expenses:
  Oil & gas production ................               27,312               15,540                33,169                24,626
  Loss on sale of
   precious metals ....................                  -0-               10,002                   -0-                10,002
  Depreciation, depletion
   and amortization ...................               10,574               14,519                21,147                49,038
  Selling, general and
   administrative .....................              186,146              185,810               300,710               359,871
  Interest expense ....................                3,556                  -0-                 3,556                   -0-
                                                 -----------          -----------           -----------           -----------
Total Costs & Expenses ................              227,588              225,871               358,582               443,537
                                                 -----------          -----------           -----------           -----------
NET INCOME (LOSS) .....................          $    23,452          $  (131,382)          $      (412)          $  (268,751)
                                                 ===========          ===========           ===========           ===========

Basic earnings (loss) per
  common share ........................              $ (.- )                 (.03)              $ (.- )                  (.06)
                                                 ===========          ===========           ===========           ===========

Weighted average number of
 common shares outstanding ............            4,877,920            4,321,322             4,877,920             4,321,322
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

                                                            4

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                   Six months ended December 31,
                                                      1997              1996
                                                   -----------      -----------
Cash flows from operating activities:
Net income (loss) ............................     $      (412)     $  (268,751)
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Services rendered for stock and
  options ....................................          69,900              -0-
Depreciation, depletion & amortization .......          21,147           49,038
Decrease in precious metals ..................             -0-          203,042
Decrease (increase) in accounts
  receivable .................................      (1,444,206)           4,299
Increase (decrease) in prepaid
  expenses ...................................           1,764           (3,011)
Increase (Decrease) in accounts
  payable and accrued expenses ...............       1,214,449         (150,628)
Increase in payable to related parties .......          33,393           31,637
                                                   -----------      -----------

Net cash provided by (used in)
  operating activities .......................        (103,965)        (134,374)
                                                   -----------      -----------





                              (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                   (Continued)

                                                             Six months
                                                          ended December 31,
                                                         1997           1996
                                                       ---------     ---------
Cash flows from investing activities:
Additions to undeveloped mining
  properties ............................                 (2,596)      (82,760)
Sale of oil & gas properties ............                     -0-      100,000
Development of oil & gas properties .....               (283,684)     (119,632)
Proceeds - prospect fees ................                 86,500        77,826
Investment in subsidiaries "Aspen
  Recursos de Mexico" and "ISL
  Resources Corporation" ................                     -0-       (4,654)
Additions to office equipment and
  vehicles ..............................                     -0-       (2,396)
Proceeds - return of equipment ..........                     -0-        4,100
Additions to cash surrender value .......                  (9,487)     (21,676)
                                                        ---------    ---------
Net cash used in investing activities ...                (209,267)     (49,192)
                                                        ---------    ---------
Cash flows from financing activities:
Note from officer .......................                   6,000          -0-
Note from consultant ....................                 130,000          -0-
Note from insurance company .............                  15,000      125,000
Repayment of note .......................                  (9,251)         -0-
                                                        ---------    ---------
Net cash from financing activities ......                 141,749      125,000
                                                        ---------    ---------
Net (decrease) in cash ..................                (171,483)     (58,566)
                                                        ---------    ---------

Cash and cash equivalents,
  at beginning of period ................                 238,465      102,223
                                                        ---------    ---------
Cash and cash equivalents,
  at end of period ......................               $  66,982    $  43,657
                                                        =========    =========
Non cash transactions ...................               $  19,500    $    -0-
                                                        =========    =========


                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 1997


Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended June 30, 1997, which is available without cost from Aspen Exploration Corporation upon request.

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

Precious metals
---------------

Precious  metals   inventories  are  valued  at  the  lower  of  cost  (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at December 31, 1997 or 1996.

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

Depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at December 31, 1997 and December 31, 1996.

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

Net income (loss) per common share
----------------------------------

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

Note 2            Commitments and Contingencies

At December 31, 1997 the Company was committed to the following drilling and development projects in California:

         1.       Drill, complete and equip the Emigh 2-1 well.
         2.       Drill, complete and equip the Brandt 26X-27 well.
         3.       Drill, complete and equip the Compton Landing 97-1 well.
         4.       Install a pipeline and put the Arco 46X well on production.

Total costs for these projects was estimated to be $1,789,000, of which $270,000 was to be paid by the Company. As of December 31, 1997, the Company had received approximately $1,496,000 in prepayments from third party investors for their share of the projects outlined above.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

December 31, 1997 as compared to December 31, 1996
--------------------------------------------------

Registrant has sustained operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. At June 30, 1997 current liabilities exceeded current assets by $113,345 and Registrant had a working capital deficit to that extent. At December 31, 1997 current liabilities exceeded current assets by $135,921. Consequently, Registrant has been required to defer payment of certain accounts payable which were otherwise due.

In order to provide interim financing, Registrant has withdrawn $185,000 during fiscal 1997 and an additional $15,000 in September, 1997 against a split dollar insurance plan and borrowed $6,000 from an officer. Further, during August and October of 1997, Registrant has borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from an affiliate. In addition, officers of the Registrant have elected to defer a portion of their salary and expense reimbursements. At June 30, 1997, the amount due to officers was approximately $72,000 and $106,000 at December 31, 1997. At the time of this filing, Registrant owed its officers approximately $122,000.

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

From December 31, 1996 to December 31, 1997, Registrant's working capital decreased by $37,044 to a negative $135,921. The decrease was due to the expenditure of funds by Registrant for its necessary continuing operations and an increase in current liabilities as officers agreed to defer salaries and expense reimbursements. Registrant received no additional revenues from the sale of gold following October 1995 to compensate for the expenditures and increased current liabilities. Therefore, commencing in fiscal 1996 Registrant reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Registrant's assets and build up cash flow. These decisions included: the sale of Registrant's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of salaries and expense reimbursements; the decision to defer compliance with Registrant's reporting obligations under the Securities Exchange

Act of 1934, as amended, and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which a former (now current) officer of Registrant has significant experience. Based on Registrant's view of the uranium industry, Registrant also believed that the market would be receptive to an attractive uranium prospect, although since that decision was made the market for uranium has not improved as management had anticipated.

These decisions resulted in Registrant sharing certain oil and gas drilling opportunities with third party investors (including some affiliated investors) and taking a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1998. In addition, Registrant in February 1998 received a non-refundable $50,000 payment from an unaffiliated investor interested in pursuing Registrant's uranium prospects. In addition, this investor has made non-binding commitments to advance additional funds if it chooses to pursue this project further.

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

                              Results of Operations
                              ---------------------

December 31, 1997 Compared to December 31, 1996
-----------------------------------------------

For the six months ended December 31, 1997 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for uranium production.

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

Oil and gas revenues, which includes income from management fees, for the six months ended December 31, 1997 increased $182,845, from $163,437 to $346,282, a 112% improvement. This increase reflects increased emphasis on operations conducted in California and the initial production from the Emigh lease which came on stream in November, 1996, as well as the Emigh 2-1 and the Brandt 26X-27 wells which came on line during November, 1997.

Oil and gas production expenses increased $8,543 from $24,626 to $33,169, a 35% increase. This increase was due in large part to extensive repair work performed on the Brandt 16X-27 well in the second quarter of fiscal 1998 and was offset somewhat by the sale of all non- California properties which had relatively high operating costs and higher production tax rates in November of 1996. Also, Registrant had a higher percentage of gas wells than oil wells which typically have much lower operating costs.

Depletion, depreciation and amortization decreased significantly, from $49,038 to $21,147, a $27,891 reduction or 57%. This reduction was due primarily because of the sale of marginal short lived properties in November of 1996 and the addition of longer lived gas reserves during the year.

Selling, general and administrative expenses remained fairly constant during the three months ended December 31, 1997 when compared to December 31, 1996. However, the six months expenses decreased by approximately $59,000 from September 30, 1996 to September 30, 1997 from $359,871 to $300,710, a 16%
decrease primarily because Registrant was no longer incurring legal expenses associated with the Newmont lawsuit which was settled in October 1997. After preliminary decisions adverse to Registrant, plaintiff and defendant agreed to a stipulation whereby the litigation, including all claims, was terminated with each party paying its own legal costs. As a result of Registrant's operations for the three and six months ended December 31, 1997. Registrant ended the three and six month period with a gain of $23,452 and a loss of $412, respectively. This compares to a loss of $131,382 and $268,751 a year earlier. This net income and minor loss for the three and six months ended December 31, 1997 is the result of increased revenues generated by new wells put on line during the past twelve months, the reduction of depletion expense due to the sale of marginal properties in November 1996 and the reduction of legal fees during the first quarter of fiscal 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ASPEN EXPLORATION CORPORATION
                                                (Registrant)




                                        /s/  R. V. Bailey
                                        ----------------------------------------
                                        By:  R. V. Bailey,
March 16, 1998                               Chief Executive Officer,
                                             Principal Financial Officer