Form 10QSB
period 1998-03-31
ASPEN EXPLORATION CORP
filed 1998-05-15
CIK 319458

U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                   FORM 10-QSB

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                          --------------

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

                           Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                        Outstanding at May 15, 1998
-----------------                                 ---------------------------
  Common stock,
  $.005 par value                                         4,916,322

Part One.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,         June 30,
                                                      1998             1997
                                                   ----------       -----------
                                                   (Unaudited)       (Audited)

Assets
------
Current assets:
  Cash and equivalents .......................     $   572,823      $   238,465
  Precious metals ............................          18,823           18,823
  Accounts receivable ........................         156,584           46,870
  Prepaid expenses ...........................           1,968            3,732
                                                   -----------      -----------
    Total current assets .....................         750,198          307,890
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       1,544,379        1,315,458
  Less accumulated depreciation,
    depletion, amortization and
    valuation allowance ......................        (922,194)        (899,694)
                                                   -----------      -----------
    Net oil and gas properties ...............         622,185          415,764
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         143,559          143,559
  Less accumulated depreciation and
    amortization .............................        (117,319)        (108,098)
                                                   -----------      -----------
    Net property and equipment ...............          26,240           35,461
                                                   -----------      -----------
Undeveloped mining properties, at cost
  less reserve for impairment of
  $193,495 ...................................          31,450          134,354
                                                   -----------      -----------
Cash Surrender Value, life insurance .........         226,958          217,471
                                                   -----------      -----------
    TOTAL ASSETS .............................     $ 1,657,031      $ 1,110,940
                                                   ===========      ===========

                              (Statement Continues)

                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                   March 31,         June 30,
                                                     1998              1997
                                                  ------------      -----------
                                                  (Unaudited)        (Audited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable & accrued expenses ........     $   452,325      $   118,220
  Advances from joint owners .................         103,237          230,624
  Notes payable - current ....................          40,438              -0-
  Due to related parties .....................          64,118           72,391
                                                   -----------      -----------
Total liabilities ............................         660,118          421,235
                                                   -----------      -----------

Notes Payable - long term ....................         270,799          185,000
                                                   -----------      -----------
Stockholders' equity:
  Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued:  At March 31, 1998:
       5,019,922 and 4,559,922 at June
       30, 1997 ..............................          25,099           22,799
     Outstanding: At March 31, 1998
       4,916,322 and 4,456,322 at
       June 30, 1997
  Capital in excess of par value .............       5,696,459        5,609,359

  Accumulated deficit ........................      (4,995,444)      (5,127,453)
                                                   -----------      -----------
  Total stockholders' equity .................         726,114          504,705
                                                   -----------      -----------
Total liabilities and stockholders'
equity .......................................     $ 1,657,031      $ 1,110,940
                                                   ===========      ===========

                     The accompanying notes are an integral
                            part of these statements.


                                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                        Three Months Ended                            Nine Months Ended
                                             March 31,                                    March 31,
                                  --------------------------------             --------------------------------
                                     1998                   1997                  1998                   1997
                                     ----                   ----                  ----                   ----
Revenues:
  Oil and gas............         $ 239,659              $ 121,470             $ 585,941              $ 284,907
  Mineral................              -0-                     204                  -0-                   2,975
  Interest and other, net             1,495                  1,308                13,383                  9,886
                                  ----------             ----------            ---------              ---------
Total Revenues...........           241,154                122,982               599,324                297,768
                                  ----------             ----------            ---------              ---------
Costs and expenses:
  Oil & gas production...            13,985                  8,830                47,154                 33,456
  Loss on sale of
   precious metals.......              -0-                    -0-                   -0-                  10,002
  Depreciation, depletion
   and amortization......            10,573                 30,510                31,720                 79,548
  Selling, general and
   administrative........            80,603                111,346               381,313                471,217
  Interest expense.......             3,572                   -0-                  7,128                   -0-
                                  ----------             ---------             ---------              --------
Total Costs & Expenses...           108,733                150,686               467,315                594,223
                                  ----------             ---------             ---------              ---------
Net income before income
  taxes..................         $ 132,421              $ (27,704)            $ 132,009              $(296,455)
Provision for income taxes           23,250                   -0-                 23,034                   -0-
Net operating loss
  carryforward applied...           (23,250)                  -0-                (23,034)                  -0-
                                  ----------             ---------             ----------             --------
Net income after income
  taxes..................         $ 132,421              $ (27,704)            $ 132,009              $(296,455)
                                  =========              ==========            =========              ==========
Per share amounts:
  Basic..................         $  .03                 $ (.01)               $  .03                 $ (.07)
                                  ===========            =========             =========              =======
  Diluted................         $  .03                 $ (.01)               $  .03                 $ (.07)
                                  ===========            =========             =========              =======

Weighted average number of
 common shares outstanding        5,016,322              4,356,322             4,806,468              4,356,322
                                  =========              =========             =========              =========

                                         The accompanying notes are an integral
                                                  part of these statements.

                                                             4

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                     Nine months ended March 31,
                                                        1998            1997
                                                      ---------       ---------
Cash flows from operating activities:

Net income (loss) ..............................      $ 132,009       $(296,455)

Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Services rendered for stock ....................         69,900             -0-
Depreciation, depletion & amortization .........         31,721          79,598
Decrease in precious metals ....................            -0-         203,042

Increase in accounts receivable ................       (109,714)        (30,126)

Increase (decrease) in prepaid
  expenses .....................................          1,764          (3,011)

Increase in accounts payable and
  accrued expenses .............................        206,718          20,103

Increase (decrease) in payable to
  related parties ..............................         (8,273)         49,406
                                                      ---------       ---------

Net cash provided by operating
  activities ...................................        324,125          22,557
                                                      ---------       ---------






                              (Statement Continues)

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                     Nine months ended March 31,
                                                        1998          1997
                                                      ---------     --------
Cash flows from investing activities:
Additions to undeveloped mining
  properties .......................................     (2,596)     (86,853)
Sale of oil & gas properties .......................        -0-      100,000
Additions to oil & gas properties ..................   (315,421)    (180,677)
Proceeds - prospect fees ...........................     86,500       77,826
Investment in subsidiaries "Aspen
  Recursos de Mexico" and "ISL
  Resources Corporation" ...........................        -0-       (6,664)
Additions to office equipment and
  vehicles .........................................        -0-       (3,050)

Proceeds - sale of mining data .....................    125,000          -0-
Proceeds - return of equipment .....................        -0-        4,100
Additions to cash surrender value ..................     (9,487)     (27,189)
                                                      ---------    ---------
Net cash used in investing activities ..............   (116,004)    (122,507)
                                                      ---------    ---------
Cash flows from financing activities:
Note from officer ..................................      6,000          -0-
Note from consultant ...............................    130,000          -0-
Note from insurance company ........................     15,000      150,000
Repayment of note ..................................    (24,763)         -0-
                                                      ---------    ---------
Net cash from financing activities .................    126,237      150,000
                                                      ---------    ---------
Net (decrease) increase in cash ....................    334,358       50,050
                                                      ---------    ---------

Cash and cash equivalents,
  at beginning of period ...........................    238,465      102,223
                                                      ---------    ---------
Cash and cash equivalents, at end of
  period ...........................................  $ 572,823    $ 152,273
                                                      =========    =========
Non-cash transactions ..............................  $  19,500    $     -0-
                                                      =========    =========

                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited, consolidated financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended June 30, 1997, which is available without cost from Aspen Exploration Corporation upon request.

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

During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequently cash flow has substantially increased, due to the drilling of two gas wells and one oil well, which has allowed the Company to pay creditors and resume more normal operations.

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

Precious metals
---------------

Precious  metals   inventories  are  valued  at  the  lower  of  cost  (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at March 31, 1998 or 1997.

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

Depletion and amortization of the full-cost pool is computed using a unit-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at March 31, 1998 and March 31, 1997.

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

Adoption of stock based compensation plan
-----------------------------------------

The Company utilizes APB 25 in accounting for its stock based compensation plan. In November 1997 the Company adopted an employee stock based compensation plan whereby certain key employees, directors and consultants were granted stock options. The exercise price of the option was determined at the date of the grant and approximates the fair market value of the stock on that date. Options were granted for 760,000 shares of common stock on November 1, 1997 and are exercisable in 25% increments over four years at $0.20 per share, $0.24 per share, $0.28 per share and $0.32 per share. At the measurement date of the stock option grant, the average exercisable price of the option exceeded the discounted bid price and no employee compensation was recorded.

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

The following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per share for the three and nine months ended March 31, 1998:

                                        Three Months Ended                                 Nine Months Ended
                                          March 31, 1998                                     March 31, 1998
                                       -------------------                                 ------------------
                                                                   Per                                           Per
                                    Net                            Share         Net                             Share
                                  Income           Shares          Amount       Income            Shares         Amount
                                  ------           ------          ------       ------            ------         ------
Basic EPS:

Net income and
 share amounts                   $ 132,241        5,016,322        $   .03     $ 132,009        4,806,468        $   .03
                                 ---------        ---------        -------     ---------        ---------        -------

Dilutive Securities:

Stock options                                       161,212                                       300,465
                                 ---------        ---------        -------     ---------        ---------        -------

Diluted EPS:

Net income and assumed
share conversions                $ 132,241        5,177,534        $   .03     $ 132,009        5,106,933        $   .03
                                 =========        =========        =======     =========        =========        =======

Year 2000 Issue
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Accordingly, as of December 31, 1997, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1997 was immaterial.


Note 2    Commitments and Contingencies

At March 31, 1998 the Company was committed to the following drilling and development projects in California:

         1.       Drill, complete and equip the Emigh 35-1 well.
         2.       Drill, complete and equip the Brocchini 4-1 well.

Total costs for these projects is estimated to be $1,655,000, of which $158,000 is to be paid by the Company. As of March 31, 1998, the Company had received approximately $73,500 in prepayments from third party investors for their share of the projects outlined above.

The Company has an employment agreement with its President which provides for compensation of $125,000 per year (reduced voluntarily to $100,000 effective February 1 through March 31, 1998) to be paid, plus reimbursement of travel, entertainment, and medical expenses, health insurance, and other benefits, including a split dollar life insurance plan. The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1999) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

March 31, 1998 as compared to March 31, 1997
--------------------------------------------

Registrant has sustained operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. At June 30, 1997 current liabilities exceeded current assets by $113,345 and Registrant had a working capital deficit to that extent. At March 31, 1998 Registrant had cash of $572,823 and working capital of $90,080.

In order to provide interim financing, Registrant has withdrawn $185,000 during fiscal 1997 and an additional $15,000 in September, 1997 against a split dollar insurance plan and borrowed $6,000 from an officer. Further, during August and October of 1997, Registrant has borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from an affiliate. In addition, officers of the Registrant have elected to defer a portion of their salary and expense reimbursements. At June 30, 1997, the amount due to officers was approximately $72,000 and $64,000 at March 31, 1998. At the time of this filing, Registrant had paid down loans to its officers and affiliated by $24,763 as well as reduced amounts due related parties by $8,273.

Management believes that actions presently being taken to revise Registrant's operations and financial requirements provide the opportunity for Registrant to continue as a going concern. In light of successful drilling operations by the Registrant in recent months, increased revenues have eliminated the working capital deficit and will contribute considerably to the Registrant's cash flow in the coming year.

From March 31, 1997 to March 31, 1998, Registrant's working capital increased by $234,416 to $90,080. The increase was due to the increased revenue produced by oil and gas wells drilled in the first and second quarters of this fiscal year and put on stream during the quarter ended December 31, 1997. Registrant received no additional revenues from the sale of gold following October 1995 to compensate for the expenditures and increased current liabilities. Therefore, commencing in fiscal 1996 Registrant reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Registrant's assets and build up cash flow. These decisions included: the sale of Registrant's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of salaries and expense reimbursements; the decision to defer compliance with Registrant's reporting obligations under the Securities Exchange Act of 1934, as amended, and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which a former (now current) officer of Registrant has significant experience. Based on Registrant's view of the uranium industry, Registrant also believed that the market would be receptive to an attractive uranium prospect.

These decisions resulted in Registrant sharing certain oil and gas drilling opportunities with third party investors (including some affiliated investors) and taking a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1998. In addition, Registrant in February and April 1998 received non-refundable $50,000 and $75,000 payments from an unaffiliated investor interested in pursuing Registrant's uranium prospects. In addition, this investor has made non-binding commitments to advance additional funds if it chooses to pursue this project.

Due to the cessation of royalties from the Valdez Creek gold mine in Alaska, Registrant does not have sufficient cash flow to fully carry on all activities as was done previously. Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. Registrant was financially unable to acquire the substantial land positions needed to control a major part of the mineral rights on the Kaycee and Shamrock prospects, but Registrant has reached an agreement with a newly-formed Toronto, Ontario-based company whereby Registrant has received a $125,000 cash payment and a commitment to receive an additional $125,000 as financing can be arranged in Canada. Management of the newly-formed company will likely be based in Toronto. Under the terms of the revised agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the newly-formed company.

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

                              Results of Operations
                              ---------------------

March 31, 1998 Compared to March 31, 1997
-----------------------------------------

For the nine months ended March 31, 1998 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for uranium production.

During 1997, Registrant wrote off its remaining investment in the Nome Gold Joint Venture and Echo Canyon of approximately $13,000. Registrant also wrote off $30,500 in organizational costs relating to Aspen Recursos de Mexico and ISL Resources Corporation.

Oil and gas revenues, which includes income from management fees, for the nine months ended March 31, 1998 increased $301,034, from $284,907 to $585,941, a
106% improvement. This increase reflects increased emphasis on operations conducted in California and the initial production from the Emigh 34-1 well which came on stream in November, 1996, as well as the Emigh 2-1 and the Brandt 26X-27 wells which came on line during November, 1997.

Oil and gas production expenses increased $13,698 from $33,456 to $47,154, a 41% increase. This increase was due in large part to extensive repair work performed on the Brandt 16X-27 well in the second quarter of fiscal 1998, bringing the Emigh 2-1 and Brandt 26X-27 wells on production in November, 1997, and was offset somewhat by the sale of all non-California properties which had relatively high operating costs and higher production tax rates in November of 1996. Also, Registrant had a higher percentage of gas wells than oil wells which typically have much lower operating costs.

Depletion, depreciation and amortization decreased significantly, from $79,548 to $31,720, a $47,828 reduction or 60%. This reduction was due primarily because of the sale of marginal short lived properties in November of 1996 and the addition of longer lived gas reserves during the nine months ended March 31, 1998.

Selling, general and administrative expenses declined during the three months ended March 31, 1998 from $111,346 to $80,603, a $30,743 decrease or 28%. The nine month general and administrative expense declined $89,904, or 19%, from $471,217 to $381,313. Both the three and nine month reductions were primarily because Registrant was no longer incurring legal expenses associated with the Newmont lawsuit which was settled in October 1997. After preliminary decisions adverse to Registrant, plaintiff and defendant agreed to a stipulation whereby the litigation, including all claims, was terminated with each party paying its own legal costs. Registrant ended the three and nine month periods with a gain of $132,421 and $132,009, respectively. This compares to a loss of $27,704 and $296,455 a year earlier. This net income for the three and nine months ended March 31, 1998 is the result of increased revenues generated by new wells put on line during the past twelve months, the reduction of depletion expense due to the sale of marginal properties in November 1996, the reduction of legal fees during the first quarter of fiscal 1998, and the voluntary 20% reduction of salary by an officer of Registrant for the months February and March, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ASPEN EXPLORATION CORPORATION
                                                 (Registrant)




                                         /s/ R. V. Bailey
                                         ---------------------------------------
                                         By:  R. V. Bailey,
May 15, 1998                                  Chief Executive Officer,
                                              Principal Financial Officer