Form 10KSB
period 1998-06-30
ASPEN EXPLORATION CORP
filed 1998-09-28
CIK 319458

SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1998.

[   ]     Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 [No Fee Required] for the transition period from ________ to ________.


Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

            Delaware                                                 84-0811316
            --------                                                 ----------
  (State or other jurisdiction                                     (IRS Employer
of incorporation or organization)                                   I.D. Number)


2050 S. Oneida St., Suite 208, Denver, Colorado                         80224
-----------------------------------------------                         -----
   (Address of Principal Executive Offices)                          (Zip Code)


(Issuer's telephone number)          303-639-9860

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

Issuer's revenues for its most recent fiscal year were $910,824.

At September 25, 1998, the aggregate market value of the shares held by non-affiliates was approximately $2,117,690. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.64) of the common stock of Registrant on the OTC Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Registrant (3,308,890).

At September 25, 1998, there were 4,916,322 shares of common stock (Registrant's only class of voting stock) outstanding.

                                     PART I.

Item 1. Business
----------------

     (A)  General  Development  of  Business.   Aspen  Exploration   Corporation
(hereinafter "Registrant") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include Registrant and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico, and 50% owned ISL Resources Corporation. All of the subsidiaries are inactive.

During the last few fiscal years, Registrant's major emphasis has been on its participation in the oil and gas segment, acquiring interests in producing oil or gas properties, and participating in drilling operations. While Registrant sold its interests in producing properties in Montana, North Dakota, Oklahoma and Texas, it has acquired a number of interests in oil and gas properties in California, as described in more detail below.

During fiscal 1997 and 1998, in addition to oil and gas activities, Registrant's management focused attention on uranium deposits in sandstone in Wyoming because of the anticipated shortfall of uranium needed for nuclear power plants world-wide. However, a market for uranium projects did not develop quickly and Registrant made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. Nevertheless in March, 1998 Registrant was able to negotiate an agreement with a privately-held Canadian company which provided for Registrant to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, a privately-held Canadian company. Registrant conveyed to the privately-held company all of Registrant's interest in two uranium projects in Wyoming.

     As noted elsewhere herein, the future conduct of Registrant's business, non-oil and gas exploration activities, stock ownership, and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that Registrant will be able to conduct its operations as contemplated herein. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond Registrant's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to: the possibility that the described

------------------------------

operations, reserves, or exploration or production activities will not be completed or continued on economic terms, if at all. The exploration, development and mining of oil and gas, and mineral properties is an enterprise attendant with high risk, including the risk of fluctuating prices for oil, natural gas and other minerals being sought, imports of petroleum products from other countries, the risks of not encountering adequate resources despite expending large sums of money, and the risk that test results and reserve estimates may not be accurate, notwithstanding appropriate precautions. Registrant's ability to participate in these projects may be dependent on the availability to Registrant of adequate financing from third parties which may not be available on commercially-reasonable terms, if at all. Many of these risks are described herein, and it is important that each person reviewing this report understand the significant risks attendant to the operations of Registrant. Registrant disclaims any obligation to update any forward-looking statement made herein.

     (B) Narrative Description of Business.

Registrant owns leasehold or royalty interests in producing oil and gas properties in California.

Oil and Gas Exploration and Development:

As noted  elsewhere  herein,  the future  conduct of  Registrant's  business  is dependent upon a number of factors, and there can be no assurance that Registrant will be able to conduct its operations as contemplated herein. Certain statements contained in this report, such as the oil and gas reserves and discussion of possible future activities of Registrant are "forward-looking statements." The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks including, but not limited to: the possibility that the estimates on which Registrant is relying are inaccurate, that unknown or unexpected future events may occur that will tend to reduce or increase Registrant's ability to operate successfully, if at all, the possibility that the described operations, reserves, or exploration or production activities will not be completed or continued on economic terms, if at all. The exploration, development and production of oil and gas mineral properties is an enterprise attendant with high risk, including the risk of fluctuating prices for oil, natural gas and other minerals being sought, imports of petroleum products from other countries, the risks of not encountering adequate resources despite expending large sums of money, and the risk that test results and reserve estimates may not be accurate, notwithstanding appropriate precautions. Registrant's ability to participate in these projects may be dependent on the availability to Registrant of adequate financing from third parties which may not be available on commercially-reasonable terms, if at all. Many of these

------------------------------

risks are described herein, and it is important that each person reviewing this report understand the significant risks attendant to the operations of Registrant. Registrant disclaims any obligation to update any forward-looking statement made herein.

Registrant engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Registrant's primary area of interest currently is in the state of California.

Registrant may purchase production from other entities through the use of its working capital or may acquire interests in producing properties with loans from commercial financial institutions, which expect repayment from the production revenues, or Registrant may also purchase production from other entities through the issuance of its common stock, or arrange participations with other investors, sometimes retaining a promoted interest itself. Registrant does not have the financial resources to finance any significant acquisitions itself. Consequently, management believes that the diversification available through stock acquisitions and acquisitions financed by third parties is in the best interests of Registrant. However, since Registrant's stock is no longer quoted on NASDAQ's Small Cap Market, its stock value has been significantly reduced; and it has become more difficult and expensive for Registrant to issue stock for acquisitions. Third party financing for oil and gas acquisitions is difficult to obtain absent additional collateral being available to the lender.

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

------------------------------

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

Mineral Exploration and Development.

Registrant has curtailed, for the time being, active exploration for precious metals in Alaska and is concentrating instead on uranium exploration in Wyoming. In particular, Registrant is seeking favorable geological situations wherein "roll front" uranium deposits may exist which are amenable to in-situ leaching. Management of Registrant carried out field exploration for uranium deposits in Wyoming and found several geologically-favorable areas for the occurrence of roll front uranium deposits in sandstone. Registrant was able to interest a privately-held Canadian mining company in providing funding for two identified uranium projects in Wyoming for which Registrant had gathered geological information.

     (1) Principal products produced and services rendered: Registrant's products during fiscal 1998 were crude oil and natural gas. Crude oil and natural gas are generally sold to various producers, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended June 30, 1998 crude oil and natural gas sales and related revenues accounted for $863,587 or 94.8% of Registrant's revenues; while $47,237 or 5.2% was interest and other income. Registrant is no longer receiving any mineral revenues and derives 100% of its revenues from crude oil and natural gas sales.

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

------------------------------

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

------------------------------

     (6) Dependence upon one or a few major customers: In the oil and gas segment of Registrant's business, three companies in fiscal 1998 represented sales in excess of 10% of Registrant's total oil and gas revenues for the last two fiscal years. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from Registrant could almost assuredly be replaced by another buyer.

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

------------------------------

     (12) Employees. At June 30, 1998 Registrant employed three full-time persons. Registrant also uses independent contractors and other consultants, as needed.

Item 2. Properties
------------------

     (A) Oil and Gas Properties

     (1) General Information

Registrant increased its net gas reserves by 7% (1742 MMCF from 1630 MMCF) during fiscal year 1998 (in addition to replacing 100% of the reserves it produced during the last fiscal year). The undiscounted future net revenues forecast to be recovered from oil and gas reserves remained constant ($3,653,000 from $3,648,000) during the last fiscal year.

Drilling Activity
-----------------

     During the fiscal year ended June 30, 1998 Registrant participated in the drilling of 5 wells, of which 3 were completed as commercial gas wells, 1 was completed as a commercial oil well, and 1 was a dry hole and plugged and abandoned, a success ratio of 80%. Registrant also successfully recompleted 1 oil well and completed the construction of a gas line which allowed Registrant to place a prolific flowing oil well on production.

Denverton Creek Field, Solano County, California. Registrant owns a 23.55% to 23.80% working interest in approximately 1,721 gross (1,610 net) acres located in this field. Registrant, with other participants, drilled and completed the Emigh 34-1 well in the winter of 1996 to a total depth of 10,200' and extended the previously defined productive limits of the field in a northeasterly direction. Cumulative production is approximately 990,000 MCF and the current producing rate is 3,000 MCF per day.

Based on log analysis and mud log shows, it appears that approximately 70 feet to 100 feet of additional pay may exist behind-pipe in the Bunker and several other zones. These zones will be tested in the future. Registrant has 1,610 net acres under lease in the immediate vicinity and drilled a successful follow-up well, the Emigh 2-1, in the fall of 1997. After ten months of production, the Emigh 2-1 has produced approximately 1,400,000 MCF and is currently producing 3,700 MCFPD of high BTU gas (1052), 20 barrels of condensate per day, and 6 barrels of water per day at a flowing tubing pressure of 1775#.

Registrant drilled a third well, the Emigh 35-1, to a depth of 10,500' in the summer of 1998. The well encountered more than 200 feet of pay contained in the Bunker, Starkey, Martinez, and McCormick formations. Production commenced on

------------------------------

June 30, 1998 from the Starkey and Bunker formations (the Bunker was added on September 1, 1998). After approximately three months of production, the Emigh 35-1 has produced nearly 200,000 MCF and is currently producing 3,000 MCFPD of high BTU gas (1067), 25 barrels of condensate per day, and 5 barrels of water per day.

Registrant plans to spud its fourth well in the Denverton Creek Field, the Emigh 35-2, in late September, 1998. The well will be drilled to a depth of 10,600' and will target the Martinez, McCormick, H&T, Bunker, and Starkey formations.

Rosedale Field, Kern County, California. Registrant acquired a 12% operated working interest (9.51% net revenue interest) in two flowing oil wells and two shut-in oil wells effective November 1, 1995, located in the Rosedale Field, Kern County, California. These wells produce high gravity oil (32(degree)) from the Stevens formation at depths ranging from 6,400' to 6,600'. The Arco 36X-10 has been flowing oil for over seven years. Cumulative production to date is approximately 218,000 barrels of oil and the current production is approximately 33 BOPD and 20 BWPD. The Arco 46X-10 commenced production in April, 1998 and is currently flowing 125 BOPD, 75 MCFPD, and 0 BWPD with a flowing tubing pressure of 750# on an 8/64" choke. The well is capable of much higher flow rates.

West Bellevue Extension Field, Kern County, California. Registrant acquired an 18% operated working interest (13.34% net revenue interest) in one pumping oil well located in the West Bellevue Extension Field, Kern County, California effective November 1, 1995. This well has produced approximately 124,000 barrels of high gravity oil (32(degree)) from the Stevens formation from a depth of approximately 8,400' to 8,500'. The well was recompleted in April, 1998 in a higher Stevens interval at a depth of 7,655' to 7,664' (due to excessive water production from the lower Stevens interval). This zone has been steadily pumping 35 BOPD with no water since inception. One behind-pipe zone exists in this well which will be tested at a later date. Registrant has 680 gross acres contiguous to this well which appear to have several good offset drilling locations. The Brandt 26X-27 was drilled on the acreage.

In October, 1997, Registrant completed the Brandt 26X-27 well, an extension test to its Brandt 16X-27 well. The new well commenced production from the Stevens formation in October, 1997, and has been flowing approximately 95 BOPD and 0 BWPD with a flowing tubing pressure of 240# since inception. Cumulative production to date is approximately 34,000 BO in only one year.

------------------------------

Northwest Compton Landing, Colusa County, California. Registrant drilled and completed the Compton Landing 97-1 well, located in Colusa County, California in late fall of 1997 (October-November). The well was drilled to a depth of 2,730' and dually completed from two Kione intervals. The well declined rapidly, produced only 45,000 MCF of 919 BTU gas, and was plugged and abandoned in September, 1998. Registrant may acquire additional seismic data over its 370 gross (net) acre leasehold to evaluate any future potential.

Miller Lake, San Joaquin County, California. Registrant drilled and plugged and abandoned the Brocchini 4-1 well located in San Joaquin County, California in May, 1998. The well was drilled to a depth of 8,689' and did not encounter any oil or gas shows.

     (2) Production Information

          (i) Net Production, Average Sales Price and Average Production Costs (Lifting). The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Registrant for the fiscal years ended June 30, 1998 and 1997, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                 Years Ended June 30,
                                           -------------------------------
                                            1998         1997        1996
                                            ----         ----        ----
         Net Production
         --------------
         Oil (Bbls)                          6,942       5,636       7,987
         Gas (Mcf)                         259,394      81,523       7,846

         Average Sales Prices
         --------------------
         Oil (per Bbl)                      $12.57      $19.99      $17.19
         Gas (per Mcf)                      $ 2.51      $ 2.50      $ 1.04

         Average Production Cost 1,3
         ---------------------------
         Per equivalent
           Bbl of oil                       $ 3.65      $ 4.67      $17.87

         Average Lifting Costs 2,3
         -------------------------
         Per equivalent
           Bbl of oil                       $ 1.51      $ 1.93      $ 5.79

1 Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

2 Direct lifting costs do not include impairment expense, ceiling writedown, or depreciation, depletion and amortization.

3 Average production cost and average lifting costs have declined significantly because the majority of high cost, non-California oil wells were sold effective November 1, 1996 and lower cost gas wells came on stream in 1997 and 1998.

------------------------------

          (ii) Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding Royalty Interests.

               (a) Leasehold  Interests - Productive  Wells and Developed Acres:
The table below sets forth Registrant's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 1998:

                                                       Registrant's
                                                Producing and Shut-In Wells
                                            -----------------------------------

                                                Gross               Net 1
                                            -------------     -----------------
                                            Oil      Gas        Oil       Gas
                                            ---      ---        ---       ---
           Prospect
           --------

           California:
             Arco 34X                          1       --       0.12      --
             Arco 35X                          1       --       0.12      --
             Arco 46X                          1       --       0.12      --
             Brandt 16X                        1       --       0.18      --
             Brandt 26X                        1       --       0.1343    --
             Grey Wolf 1                      --        1       --       0.18
             Sanborn 3-3                      --        1       --       0.008
             Emigh 34-1                       --        1       --       0.2355
             Emigh 2-1                        --        1       --       0.2355
             Emigh 35-1                       --        1       --       0.2380
             Compton Landing 97-1             --        1       --       0.07
                                            ----     ----     --------   ------


           TOTAL                               5        6       0.6743   0.967
                                            ====     ====     ========   ======





1 A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

------------------------------

                             Developed Acreage Table
                             -----------------------


                                            Registrant's Developed Acres 1
                                            ------------------------------
                                              Gross 2             Net 3
                                              -------             -----
         Prospect
         --------

         California:
                  Grey Wolf 1                  120.00             21.60
                  W Bellevue Ext Fld           160.00             24.14
                  Rosedale Field                80.00              9.60
                  Sanborn 3-3                  615.00              5.23
                  Denverton Creek              480.00            113.44
                  NW Compton Landing           370.00             25.90
                                               ------             -----


                           TOTAL             1,825.00            199.91
                                             ========            ======

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

          (ii) (b) Royalty Interests in Productive Wells and Developed  Acreage:
The following tables set forth at June 30, 1998 Registrant's royalty interest in a productive gas well and developed acres:

                          Overriding Royalty Interests
                          ----------------------------


                                               Productive Wells      Gross
                                               ----------------      -----
         Prospect              Interest(%)       Oil      Gas       Acreage 1
         --------              -----------       ---      ---       ---------

         California:
          Emigh 35-1           1.6800            --        1         160.00
                                                 --       --         ------


                      TOTAL                      --        1         160.00
                                                 ==       ==         ======

1    Consists of acres spaced or assignable to productive wells.

------------------------------

          (ii) (c) Drilling Activity: The following table sets forth the results of Registrant's drilling activities during the fiscal years ended June 30, 1998 and 1997:

                                         Drilling Activity
                                         -----------------
                             Gross Wells                     Net Wells
                      -------------------------      -------------------------
Year                  Total   Producing     Dry      Total    Producing    Dry
----                  -----   ---------     ---      -----    ---------    ---

1997  Exploratory       2        1           1        .34     .24          .10
      Development       0

1998  Exploratory       2        1           1        .17     .07          .10
      Development       3        3                    .61     .61


          (ii) (d) Leasehold Interests - Undeveloped Acreage: The following table sets forth Registrant's leasehold interest in undeveloped acreage at June 30, 1998:

                                             Registrant's Undeveloped Acreage
                                             --------------------------------
                                                  Gross             Net
                                                  -----             ---

         California:
           Denverton Creek                       1,241.00          295.36
           Point of Rocks                          240.00           43.20
           W. Bellevue Extension
             Field                                 520.00           30.16
                                                   ------           -----


                           TOTAL                 2,001.00          368.72
                                                 ========          ======


          (iii) Delivery Commitments. Registrant is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

     (3) Reserve Information

Oil and Gas Reserves. Oil and gas reserves for Registrant's properties have been evaluated at June 30, 1998 by Cecil Engineering, Inc.

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

------------------------------

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


                            Estimated Proved Reserves
                            -------------------------

     The following tables set forth the estimated proved developed oil and gas reserves and proved undeveloped oil and gas reserves of Registrant for the years ended June 30, 1998 and 1997. See Note 9 to the Consolidated Financial Statements and the above discussion.

         Proved Reserves                      Oil (Bbls)    Gas (Mcf)
         ---------------                      ----------    ---------

         Estimated quantity, June 30, 1996       73,000       106,000

           Revisions of previous estimates      (20,000)        4,000
           Sale of Properties                   (32,000)      (40,000)
           Discoveries                           12,000     1,643,000
           Production                            (5,000)      (82,000)
                                             ----------    ----------

         Estimated quantity, June 30, 1997       28,000     1,631,000

           Revisions of previous estimates        5,000      (116,000)
           Discoveries                            3,000       487,000
           Production                            (7,000)     (260,000)
                                             ----------    ----------

         Estimated quantity, June 30, 1998       29,000     1,742,000
                                             ==========    ==========




                       Developed and Undeveloped Reserves
                       ----------------------------------

                                   Developed   Undeveloped    Total
                                   ---------   -----------    -----
            Oil (Bbls)
                  June 30, 1997      17,000        11,000      28,000
                  June 30, 1998      26,000         3,000      29,000

            Gas (Mcf)
                  June 30, 1997     591,000     1,040,000   1,631,000
                  June 30, 1998     907,000       835,000   1,742,000

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

     (B) Mining Properties

Valdez Creek, Alaska
--------------------

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

Cook Inlet and other Alaska
---------------------------

In 1980, the Company filed applications for State of Alaska offshore prospecting permits for a total of approximately 1.2 million gross acres in south and southeastern Alaska with the objective of locating and producing placer gold from the sea floor. Applications for most of this acreage were dropped by Registrant or denied by the State of Alaska. At present, applications for approximately 60,000 acres in central Cook Inlet are still pending, as are applications for approximately 100,000 acres of offshore state lands in southern and southeast Alaska. It is not likely that these applications will be granted because of opposition from various organizations and individuals. These applications are not considered material to Registrant.

Uranium Prospects, Wyoming
--------------------------

Registrant has succeeded in reaching an agreement with a privately-held Toronto, Ontario-based company whereby Registrant has received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. Under the terms of the agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the

------------------------------

privately-held company. Because there is, and may never be, a market for these shares, the stock may prove to be of no value. The president of Registrant is expected to provide geological and logistical consulting services to the privately-held company and Registrant will bill the privately-held company for those services as well as out-of-pocket expenses related to the effort.

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

------------------------------

To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim.

     (D) Office Facilities. Registrant's office space consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Registrant signed a two year lease agreement and is subject to a lease rate of $961 per month. Registrant has also paid $816 as a security deposit for the term of the lease, which was in effect through November 30, 1999.

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

By letter dated February 11, 1998, the Securities and Exchange Commission notified Registrant that an enforcement proceeding may be initiated if Registrant did not bring 10-QSB and 10-KSB filings up to date as required under the Securities Exchange Act of 1934, as amended. According to the Commission's allegations, reports commencing with the annual report on Form 10-KSB for the year ended June 30, 1996, were not timely filed in accordance with the Commission's rules and regulations. To Registrant's knowledge, the filing of 1996 and 1997 annual reports and the quarterly reports filed have alleviated the Commission's concerns, but there can be no assurance that the Commission may not proceed to take enforcement action against Registrant. To Registrant's knowledge, no such action has been commenced. If commenced, the action could involve civil sanctions against Registrant or its officers or directors, including possible monetary penalties.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were presented to security holders for a vote during the quarter ended June 30, 1998, or any subsequent period.

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

                                                        Range of Bid Prices
                                                        --------------------
                                                            Common Stock
                                                        --------------------
                                                        Low Bid     High Bid
                                                        -------     --------

         Fiscal Year Ended June 30, 1998:
         --------------------------------

                  First Quarter                           $.07        $ .20
                  Second Quarter                           .20         1.00
                  Third Quarter                            .20          .45
                  Fourth Quarter                           .28         1.25


         Fiscal Year Ended June 30, 1997:
         --------------------------------

                  First Quarter                           $.13        $ .25
                  Second Quarter                           .03          .19
                  Third Quarter                            .03          .14
                  Fourth Quarter                           .03          .11


     (B) Holders

     The approximate number of stockholders of record of Registrant's common stock at June 30, 1998 was 1,408. This number does not reflect an indeterminate number of beneficial holders who own their shares in street name through broker/dealers and other depositories.

Item 5.          Market for Registrant's Common Stock & Related
-------          ----------------------------------------------
                      Security Holder Matters (Continued).
                      ------------------------------------

     (C) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by Registrant's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 1998, or subsequently, and Registrant has paid no cash dividends on its common stock since inception. There are no contractual restrictions on Registrant's ability to pay dividends to its shareholders.

Item 6.         Management's Discussion and Analysis of Financial
-------         -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

June 30, 1998 as compared to June 30, 1997
------------------------------------------

Registrant has sustained operating losses in recent years. In addition, Registrant has used substantial amounts of working capital in its operations. At June 30, 1997 current liabilities exceeded current assets by $113,345. At June 30, 1998 current liabilities exceeded current assets by $50,734 and Registrant has a working capital deficit to that extent. However, Registrant's working capital and cash flow position has improved substantially in recent months due to successful drilling of oil and gas wells.

In order to provide interim financing, Registrant has withdrawn $185,000 during fiscal 1997 and an additional $15,000 in September, 1997 against a split dollar insurance plan. Registrant has also sold its non-California oil and gas production for $100,000 cash to an affiliate as further described in Item 12. Also, during August and October of 1997, Registrant has borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from the same person. In addition, an officer of the Registrant has elected to defer a portion of his salary. At June 30, 1998, the amount due to officers was approximately $69,000 and $72,000 at June 30, 1997. At the time of this filing, Registrant owed its officers approximately $60,000.

In view of its working capital deficit, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of Registrant, which in turn is dependent upon Registrant's ability to meet its financing requirements, and the success of future operations. Management believes that actions presently being taken to revise Registrant's operations and financial requirements provide the opportunity for Registrant to continue as a going concern. In light of successful drilling operations by the Registrant in recent months, increased revenues have reduced or eliminated the working capital deficit and will contribute considerably to the Registrant's cash flow in the coming year.

From June 30, 1997 to June 30, 1998, Registrant's working capital increased by $62,611 to a negative $50,734. The increase was due to an increase in cash and accounts receivable of approximately $260,000 reflecting an increase in oil and gas sold and net income from operations for the twelve months ended June 30, 1998. The increase in cash and receivables was offset by an increase in accounts and short term notes payable of approximately $198,000 because of increased

Item 6.         Management's Discussion and Analysis of Financial
-------         -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

drilling activity at year end and commitments to repay funds borrowed in 1997. Commencing in fiscal 1996 and continuing through 1998, Registrant reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Registrant's assets and build up cash flow. These decisions included: the sale of Registrant's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of officers'salaries; the decision to defer compliance with Registrant's reporting obligations under the Securities Exchange Act of 1934, as amended, the voluntary reduction of certain officers' salaries, and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which a former (now current) officer of Registrant has significant experience. Based on Registrant's view of the uranium industry, Registrant also believes that the market is receptive to an attractive uranium prospect.

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

Management made a decision to enter into uranium exploration and promotion by acquiring certain uranium properties in calendar 1995 and 1996. Registrant was financially unable to acquire the substantial land positions needed to control a major part of the mineral rights on the Kaycee and Shamrock prospects, but Registrant has reached an agreement with a privately-held Toronto, Ontario-based company whereby Registrant has received a $125,000 cash payment and a commitment to receive an additional $125,000 as financing can be arranged in Canada. Management of the privately-held company will likely be based in Toronto. Under the terms of the agreement reached in March, 1998, Registrant will also own approximately 25% (2,000,000 shares) of the common stock of the privately-held company. Registrant knows of no market for the stock of this company and does not know if any market will ever develop; thus the stock may prove to be of no value. The president of Registrant is expected to provide geological and logistical consulting services to the privately-held company and Registrant will bill the privately-held company for those services as well as out-of-pocket expenses related to the effort.

Management of Registrant believes that both uranium prospects are prospective for the production of uranium by in situ methods, although there is no assurance such deposits will be found or may be exploited.

Item 6.         Management's Discussion and Analysis of Financial
-------         -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

                              Results of Operations
                              ---------------------

1998 Compared to 1997
---------------------

For the twelve months ended June 30, 1998 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties and properties prospective for uranium production.

Oil and gas revenues, which includes income from management fees, for the twelve months ended June 30, 1998 increased $423,264, from $316,162 to $739,426, a 133%
improvement. This increase reflects increased emphasis on operations conducted in California and the continued production from the Emigh lease which came on stream in November, 1996, and now includes three producing gas wells. The increase in oil and gas revenues were further enhanced by the addition of the Brandt 26X-27 and Arco 46X-10 which come on line during September, 1997 and April, 1998.

Oil and gas production expenses increased $38,759 from $37,016 to $75,775, a 105% increase. This increase was due primarily to the addition of five producing oil and gas wells during the year.

Depletion, depreciation and amortization increased significantly, from $39,691 to $119,653, a $79,962 increase or 201%. This increase was due to an increase in the full cost pool of approximately $370,000, causing the depletable base to be larger and a substantial increase in the production of oil and gas when compared to fiscal 1997. On an MCF equivalent basis reserves at June 30, 1998 increased 6.6% from a year earlier.

Selling, general and administrative expenses decreased $32,966 or 5.4% during fiscal 1998, reflecting Management's continued commitment to contain costs and increase cash flow.

As a result of Registrant's operations for the fiscal year ended June 30, 1998, Registrant ended the year with a net gain of $110,538 compared to a net loss of ($352,315) a year earlier. This increase of approximately $462,853 reflected an increase of approximately $498,000 in oil and gas sales and related management fees. These increases are the direct result of successful drilling and production operations conducted in California. Other income increased $13,770 or 99% from $13,943 in 1997 to $27,713 in 1998. The increase in other income includes billings to third parties for services rendered by officers of $6,750,

Item 6.         Management's Discussion and Analysis of Financial
-------         -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

the recapture of allowance for doubtful accounts now deemed collectible of $12,500, and the adjustment of officer accrued vacation salary payable of $7,200.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Accordingly, as of June 30, 1998, the Company has converted all of its computer software to accommodate the "Year 2000" issue. The amount expensed in 1998 was immaterial.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Aspen Exploration Corporation and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiaries as of June 30, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiaries as of June 30, 1998 and 1997, and the results of their consolidated operations and cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



                                         GORDON, HUGHES & BANKS, LLP

Englewood, Colorado
September 10, 1998

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              June 30,
                                                     --------------------------
                                                         1998          1997
                                                        ------        ------

Current Assets:
  Cash and cash equivalents, including
    $331,894 and $238,415 of invested
    cash in 1998 & 1997, respectively
    (Note 10) .....................................  $   425,306    $   238,465

 Precious metals (Note 1) .........................       18,823         18,823

  Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $12,495 in 1997 ............................      115,144         46,870

  Prepaid expenses ................................        8,762          3,732
                                                     -----------    -----------

  Total current assets ............................      568,035        307,890
                                                     -----------    -----------
Investment in oil & gas properties, at
  cost (full cost method of
  accounting) (Note 11) ...........................    1,682,521      1,315,458

    Less accumulated depletion and
      valuation allowance .........................   (1,006,902)      (899,694)
                                                     -----------    -----------

                                                         675,619        415,764
                                                     -----------    -----------
Property and equipment, at cost:

  Furniture, fixtures & vehicles ..................      171,122        143,559

    Less accumulated depreciation .................     (120,544)      (108,098)
                                                     -----------    -----------

                                                          50,578         35,461
                                                     -----------    -----------
Undeveloped mining properties, at
  cost (Note 2) ...................................       27,826        134,354

Cash surrender value, life insurance
  (Note 3) ........................................      231,314        217,471

Other .............................................        3,400            -0-

Deferred compensation costs (Note 6)  .............       28,000            -0-
                                                     -----------    -----------

Total assets ......................................  $ 1,584,772    $ 1,110,940
                                                     ===========    ===========

                              (Statement Continues)
                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------


Current liabilities:

  Accounts payable and accrued
    expenses (Note 10) .......................     $   409,815      $   118,220

  Advances from joint interest owners
    (Note 10) ................................          87,999          230,624

  Due to related parties (Note 9) ............          68,750           72,391

  Short term notes payable (Note 5) ..........          52,205              -0-
                                                   -----------      -----------

  Total current liabilities ..................         618,769          421,235
                                                   -----------      -----------

Notes payable (Note 5) .......................         280,360          185,000
                                                   -----------      -----------
Stockholders' equity:
    (Notes 1 and 6):
    Common stock, $.005 par value:
      Authorized:  50,000,000 shares
      Issued:  4,916,322 in 1998 and
        4,456,322 in 1997 ....................          24,581           22,281

  Capital in excess of par value .............       5,677,977        5,609,877

  Accumulated deficit ........................      (5,016,915)      (5,127,453)
                                                   -----------      -----------

  Total stockholders' equity .................         685,643          504,705
                                                   -----------      -----------

Total liabilities and stockholders'
  equity .....................................     $ 1,584,772      $ 1,110,940
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year ended June 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------


Revenues:

  Oil and gas (Note 9) ........................     $   739,426     $   316,162

  Management fees (Note 1) ....................         124,162          49,565

  Interest ....................................          19,523           4,281

  Other income ................................          27,713          13,943
                                                    -----------     -----------

                                                        910,824         383,951
                                                    -----------     -----------
Costs and expenses:

  Oil and gas production ......................          75,775          37,016

  Loss on mineral sales .......................             -0-           7,027

  Depreciation, depletion and
    amortization ..............................         119,653          39,691


  Write off of mineral properties .............             -0-          13,082

  Write off organizational costs ..............             -0-          30,529

  Interest expense ............................          28,903             -0-

  Selling, general and administrative .........         575,955         608,921
                                                    -----------     -----------

                                                        800,286         736,266
                                                    -----------     -----------

Net gain (loss) ...............................     $   110,538     $  (352,315)
                                                    ===========     ===========

Basic earnings (loss) per common share ........     $       .02     $      (.08)
                                                    ===========     ===========
Diluted earnings (loss) per common
  share .......................................     $       .02     $      (.08)
                                                    ===========     ===========
Weighted average number of common
  shares outstanding ..........................       4,687,342       4,490,019
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements



Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                             Common Stock
                                 -------------------------------------
                                                            Capital in
                                  Number         Par        Excess Of     Accumulated
                                 Of Shares      Value       Par Value       Deficit        Total
                                 ---------      -----       ---------       -------        -----

Balances, June 30, 1996          4,321,322   $    21,606   $ 5,605,152   $(4,775,138)   $   851,620

Stock issued to Officers,
 Directors, Employees
 and Consultants for
 services at $.04 per share        135,000           675         4,725          --            5,400

Net (loss) for year                   --            --            --        (352,315)      (352,315)
                               -----------   -----------   -----------   -----------    -----------

Balances, June 30, 1997          4,456,322        22,281     5,609,877    (5,127,453)       504,705

Stock issued to Officers,
 Directors, Employees
 and Consultant for
 services at $.14 per share        460,000         2,300        62,100          --           64,400

Options granted to Officers,
  Directors, Employees
  and Consultant                      --            --           6,000          --            6,000

Net income for year                   --            --            --         110,538        110,538
                               -----------   -----------   -----------   -----------    -----------

Balances, June 30, 1998          4,916,322   $    24,581   $ 5,677,977   $(5,016,915)   $   685,463
                               ===========   ===========   ===========   ===========    ===========



                        See notes to consolidated financial statements

                                              29

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended June 30,
                                                         ----------------------
                                                           1998          1997
                                                           ----          ----

Cash flows from operating activities:
-------------------------------------

  Net gain (loss) ....................................   $ 110,538    $(352,315)

  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

  Services rendered for overriding royalty interest ..       7,500       10,000
  Services rendered for stock ........................      28,400        5,400
  Depreciation, depletion, amortization and
    valuation allowance ..............................     119,653       39,691
  (Gain) loss on disposal of precious metals,
    equipment and mineral properties .................        --         50,638
  Proceeds from the sale of precious metals ..........        --        196,016
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, and
       prepaid expenses ..............................     (73,304)      15,566
    Increase (decrease) in accounts payable, accrued
       expenses and due to related parties ...........     145,329       89,825
    Decrease in production taxes payable .............        --        (13,819)
    Increase in interest payable .....................      10,437         --
                                                         ---------    ---------


Net cash provided by operating activities ............     348,553       41,002

Cash flows from investing activities:
-------------------------------------

  Prospect fees ......................................     168,575       81,237
  Sale of mining data ................................     125,000         --
  Return of computer equipment .......................        --          4,790
  Sale of oil and gas properties .....................       1,897      100,000
  Development of oil and gas properties ..............    (545,034)    (157,648)
  Office equipment purchased .........................      (6,891)      (2,262)
  Additions to undeveloped mining properties .........      (4,472)     (71,002)
  Additions to cash surrender value ..................     (13,843)     (38,001)
  Organization Cost - Recursos de Mexico and ISL .....        --         (6,874)
  Additions to other assets ..........................      (3,400)        --
                                                         ---------    ---------


Net cash (used in) investing activities ..............    (278,168)     (89,760)


                 See notes to consolidated financial statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                           Year Ended June 30,
                                                         ----------------------
                                                           1998           1997
                                                           ----           ----

Cash flows from financing activities:
-------------------------------------

  Notes payable-proceeds ............................      151,000       185,000
  Notes payable-repayments ..........................      (34,544)         --
                                                         ---------     ---------


Net cash provided by financing activities ...........      116,456       185,000
                                                         ---------     ---------


Net increase (decrease) in cash and equivalents .....      186,841       136,242

Cash and cash equivalents, beginning of year ........      238,465       102,223
                                                         ---------     ---------

Cash and cash equivalents, end of year ..............    $ 425,306     $ 238,465
                                                         =========     =========


Schedule of non cash investing activities:
------------------------------------------

Issuance of common stock for mining properties ......    $  14,000     $    --

Increase in notes payable for equipment .............       20,672          --
                                                         ---------     ---------


                                                         $  34,672     $    --
                                                         =========     =========

Interest Paid .......................................    $  10,153     $     514
                                                         =========     =========




                 See notes to consolidated financial statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and uranium and other mineral properties.

     Through November 1996, the Company had oil and gas operations in Wyoming, Montana, North Dakota, Colorado and California, and after November 1996, principally in California. The Company's primary mineral projects and targets of exploration (uranium) are in central Wyoming.

     The Company has three wholly owned subsidiaries. None of the subsidiaries have any assets, liabilities or operations.

     During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequently cash flow has substantially increased, due to the production from three gas wells and three oil wells, which has allowed the Company to pay creditors and resume normal operations.

     A summary of the Company's significant accounting policies follows:

     Consolidated financial statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico and ISL Resources Corporation. Significant intercompany accounts and transactions, if any, have been eliminated.

     Statement of cash flows
     -----------------------

     For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

     Management's Use of Estimates
     -----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses. Actual results could differ from those estimates.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

     Impairment of Long-lived Assets
     -------------------------------

     The Company evaluates the carrying value of assets other than oil and gas assets for potential impairment on an ongoing basis. The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment periodically. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

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

     New Accounting Pronouncements
     -----------------------------

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company has adopted SFAS No. 128 in fiscal year 1998.



                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the years ended June 30, 1998 and 1997:


                                            1998                              1997
                              -------------------------------- --------------------------------
                                                         Per                              Per
                                Net                     Share     Net                    Share
                               Income       Shares      Amount    Loss       Shares      Amount
                               ------       ------      ------    ----       ------      ------
Basic earnings per share:

  Net income (loss)
  and share amounts             110,538    4,687,342     .02    (352,315)   4,490,019     (.08)

  Dilutive securities
   stock options                             460,000

  Repurchased shares                         (90,880)
                              ----------------------------------------------------------------
Diluted earnings per share:

  Net income and assumed
  share conversion              110,538    5,056,462     .02    (352,315)   4,490,019     (.08)
                              =========    =========     ===   =========    =========      ===


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

     Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130 in 1998.

     Segment Reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in fiscal 1999.

     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at June 30, 1998. Sales of gold from inventory for the years ended June 30, 1998 and 1997 were $-0-and $196,016, respectively.

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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 1998 and June 30, 1997.

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

     Undeveloped mining properties
     -----------------------------

     The Company capitalizes all costs associated with acquiring, exploring and developing mineral properties, including certain internal costs which specifically relate to each mining property area ("cost center"). Capitalized costs are deferred until the area of interest to which they relate is put into operation, sold, abandoned or impaired. The Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint venture or other exploration participants reduce the amount of a cost center as a recovery of capitalized costs. The excess of the Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint venture or other exploration participants over capitalized costs in a specific cost center are recognized as revenue in the period received. Gains or losses on the sale or abandonment of mining properties are charged to current operations.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Deferred compensation Costs
     ---------------------------

     The Company records stock bonuses to employees as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period.

     Treasury Stock
     --------------

     In 1997 and in prior years, the Company presented treasury stock as separate information in the statement of stockholders' equity. However, the corporate laws in Colorado were recently revised and do not recognize the existence of treasury stock. The Company has restated the statement of stockholders' equity to eliminate the treasury stock for all periods presented.


Note 2 MINING PROPERTIES

     NOME PROPERTIES
     ---------------

     The Company owned 100% interest in two leases (approximately 80 acres) in the Rock Creek and Snow Gulch Areas near Nome, Alaska. Based on the Company's currently available information, it does not appear that these two leases are capable of economic development except in connection with development of other neighboring properties owned by others. The Company abandoned these leases during 1997 by non payment of lease delay rentals due.

     All costs incurred by the Company on the Nome property have been expensed as of June 30, 1997.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     The Company has recently begun exploration for in situ uranium deposits in Wyoming. During the years ended June 30, 1998 and 1997, the Company expended $4,472 and $63,352, respectively, on the Kaycee and Shamrock prospects. In addition during 1998, the Company issued to the president
     100,000 shares of the Company's common stock, valued at $14,000, in exchange for the president's 25% interest in geological data and potential uranium prospects.

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects (owned by ISL) to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. Under the terms of the sales agreement reached in March, 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value.

Note 3 EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     Effective July 1, 1990, the Company implemented a 401(k) defined contribution plan covering all employees. Under the amended terms of the plan, an employee is now eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year. The original terms of the plan required an employee to work at least 1,000 hours per year, have completed one year of service and be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to a maximum of 15% of their pre-tax earnings (not to exceed $9,500) to the plan. Under the plan, the Company may make discretionary contributions to the plan. The Company made no plan contribution for fiscal 1997 nor fiscal 1998.

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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     For the year ended June 30, 1997, the Company paid $60,000 in premiums, of which the President's portion was approximately $22,051. Additional compensation of $8,422 had been recognized as reimbursement to the President for income taxes. For the year ended June 30, 1998, the Company paid $30,000 in premiums, of which the President's portion was $11,026. Additional compensation of $4,288 has been recognized as reimbursement to the President for income taxes. As of June 30, 1998 the Company had accrued but not paid $30,000 in premiums on the split dollar insurance policy. As of June 30, 1998 and June 30, 1997, the Company's accumulated cash surrender value was $231,314 and $217,471, respectively, which has been included as an asset on the Company's balance sheet. The recognized cash surrender value of $231,314 is $88,843 less than the $306,314 reported by the insurance company. The Company is in the process of clarifying the allocation, if any, between the Company and the insured. The allocation of the $88,843 is unresolved at June 30, 1998. At the time of this filing, the outcome of this matter cannot be predicted. During 1997 and 1998, the Company withdrew $200,000 of cash surrender value to pay expenses. The death benefit payable to the named beneficiary as of June 30, 1998 and 1997, is approximately $1,000,000 and $760,000, respectively. At June 30, 1998, the cash surrender value net of the loan and accrued interest was approximately $14,029.

     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 1997 and 1998, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the Company's paid medical insurance plan. Expenses reimbursed for fiscal 1997 and fiscal 1998 were $9,600 and $12,000, respectively.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 MAJOR CUSTOMERS

     The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                                      The Company
                                         --------------------------------------
                                         A      B      C      D      E      F
                                         --------------------------------------
         Year ended:

           June 30, 1997                 36%    16%    13%    -      -      -
           June 30, 1998                 -      -      -     60%     11%    18%

Note 5 NOTES PAYABLE

     The Company owes the following debt:

                                                            June 30
                                                   -------------------------
                                                      1998          1997
                                                   -------------------------

     Borrowings   from  life   insurance
     company on cash surrender  value of
     officer life insurance, interest at
     6% per annum, no specific due date,
     however,  the  Company  intends  to
     repay  this   obligation  in  equal
     installments  during  fiscal  years
     6/30/2000      and       6/30/2001,
     collateralized  by  cash  surrender
     value of policy                               $  210,437    $  185,000

     Note  payable  to  related   party,
     monthly   principal   and  interest
     payments of $4,269,  due September,
     2000,   collateralized  by  working
     interests in the Emigh lease                     101,456          --

     Note  payable  to auto  dealership,
     monthly   principal   and  interest
     payments of $879,  due July,  2000,
     collateralized by new vehicle                     20,672          --

                                                   ----------    ----------

                                                      332,565       185,000

         Less current portion                          52,205          --
                                                   ----------    ----------

                                                   $  280,360    $  185,000
                                                   ==========    ==========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate maturities of long term debt at June 30, 1998 are as follows:

         Year ending June 30,

         1999                       $  52,205
         2000                         162,575
         2001                         117,785
         2002                            -
         2003                            -
                                    ---------

                                    $ 332,565
                                    =========


     The weighted average interest rate on short term borrowings outstanding at June 30, 1998 was 9.2%.


Note 6 STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On January 6, 1997, the Company granted 75,000 shares to the Company's vice president, 40,000 shares to directors, 10,000 shares to the Company's consultant and officer and 10,000 shares to one of the Company's employees at a value (and weighted average fair value for fiscal 1997) of $.04 per share.

     On November 1, 1997, the Company granted 40,000 shares to directors. Also, on November 1, 1997, the Company granted 300,000 shares of common stock to the Company's vice president at a value of $.14 per share. The Company has the right to repurchase 200,000 shares of the vice president's common stock on or before December 31, 2000 if the officer is not employed by the Company on April 15, 2000. The Company has the right to repurchase 100,000 shares of its common stock on or before December 31, 2001 if the officer is not employed by the Company on April 15, 2001. The repurchase price is $.01 per common share. Accordingly, the Company has deferred $28,000 in compensation expense to the officer until the 200,000 common shares have been earned by the vice president.

     In 1996, the Company formed ISL Resources Corporation ("ISL") as a wholly-owned subsidiary to pursue uranium opportunities. In 1997, the Company conveyed 50% interest in ISL to an unaffiliated third party who was to arrange financing for the uranium projects. At that time, ISL obtained

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     rights from the Company to certain information that had been developed for the projects. The financing was not accomplished, and the Company reacquired the data from ISL in 1997 and resolved other outstanding issues by conveying to the third party 20,000 shares of the Company's restricted common stock.

     Stock Options
     -------------

     On November 1, 1997, the Company granted stock options to purchase 50,000 shares each to two officers and 20,000 shares each to two corporate directors at $.02 per share. In addition, stock options for another 120,000 shares were granted but were not valued because the exercise price exceeded the market price on the grant date.

     On February 2, 1998, the Company granted options to purchase 25,000 shares to an employee and 25,000 shares to a consultant at $.06 per share. In addition, stock options for another 150,000 shares were granted but were not valued because the exercise price exceeded the market price at the grant date.

     As of June 30, 1998, the Company had an aggregate of 760,000 common shares reserved for issuance under its equity plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     Stock options were granted which can be exercised over a period of four years in equal installments with exercisable prices ranging from $.20 per share in the first year to $.32 per share in the fourth year.

     Restricted stock option awards of the Company's common stock are made pursuant to its equity plans at a purchase price ranging from $.20 to $.32 per common share. Unearned compensation, which is determined as the difference between the exercise price and the fair market value of the Company's stock discounted 70% on the date the option becomes exercisable, is charged to expense at that date. A total of 760,000 shares of restricted stock with a weighted average grant date value of $.12 per share using the Black-Scholes option pricing model were awarded in fiscal 1998. No restricted shares were awarded in fiscal 1997. Total compensation expense recognized in the statement of operations for restricted stock awards was $6,000 during 1998 and none for 1997.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information summarizes information with respect to options granted under the Company's equity plans:

                                                   Weighted Average
                                    Number of     Exercise Price of
                                     Shares       Shares Under Plans
                                     ------       ------------------

              Outstanding
               June 30, 1997            -0-             $ -0-

              Granted                760,000               .26

              Exercised                 -0-               -0-

              Forfeited or
               expensed                 -0-               -0-
                                     --------           ------

              Outstanding
               June 30, 1998          760,000           $  .26
                                     ========           ======


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1998:

                             Outstanding                        Exercisable
               --------------------------------------     ----------------------
                             (1)
                             Weighted
                             Average         Weighted                   Weighted
                             Remaining       Average                    Average
     Exercise  Number        Contractual     Exercisable  Number        Exercise
      Price    Outstanding   Life In Years   Price        Exercisable   Price
      -----    -----------   -------------   -----        -----------   -----

     $.20      190,000       01/01/2002      $.20         190,000       $.20

      .24      190,000       01/01/2002       .24          90,000        .24

      .28      190,000       01/01/2002       .28          90,000        .28

      .32      190,000       01/01/2002       .32          90,000        .32

               -------                                    -------
               760,000                                    460,000
               =======                                    =======


     (1) The term of the option will be the earlier of 01/01/2002 or the date the optionee is no longer an employee of the Company.

     The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 1998: no dividend yield, expected volatility of 56.65% to 58.01%, risk free interest rates of 8.5% and expected lives of 4 years.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company accounts for the two stock option plans under APB Opinion No. 25, under which $6,000 in compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma accounts:

                                                                  1998
                                                                  ----

           Net Income:               As Reported                110,538
                                     Pro Forma                   60,872
           Basic EPS:                As Reported                    .02
                                     Pro Forma                      .01
           Diluted EPS:              As Reported                    .02
                                     Pro Forma                      .01

     There were no outstanding options at June 30, 1997; hence, no comparison data is presented.


Note 7 INCOME TAXES

     There is no current or deferred tax expense for the years ended June 30, 1998 and 1997. The Company in 1998 and 1997 had net losses for income tax purposes. The benefits of timing differences have not been previously recorded.

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

         Deferred tax assets:                         1998          1997
                                                  -----------    -----------

           General business credit                $    23,325    $    23,325
           Federal tax loss
             carryforwards                          1,465,286      1,415,202
           Valuation allowance                     (1,139,666)    (1,162,025)
                                                  -----------    -----------


                                                      348,945        276,502
                                                  -----------    -----------

         Deferred tax liabilities:
           Property, plant and
             equipment                                348,945        276,502
                                                  -----------    -----------

                                                  $    -0-       $    -0-
                                                  ===========    ===========


     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                               1998    1997
                                               ----    ----
                   Statutory federal income
                     tax rate                  (34%)   (34%)

                   State tax, net of federal
                     benefit                   --      --

                   Increase in net operating
                     loss carryforwards         34%     34%
                                               ---     ---


                   Effective rate              -0-%    -0-%
                                               ===     ===

     The Company has available net operating loss carryforwards of approximately $4,309,665 (expiring in the years 1999 to 2013). In addition, the Company has tax credit carryforwards of approximately $23,325 (expiring in the years 1999 to 2001).

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

     Segment information consists of the following:

                                               Year ended June 30,
                                           --------------------------
                                               1998           1997
                                           -----------    -----------
         Revenue:
           Oil and gas .................   $   863,588    $   365,727
           Mining ......................           -0-            -0-
           General corporate ...........        47,236         18,224
                                           -----------    -----------

           Total revenue ...............   $   910,824    $   383,951
                                           ===========    ===========

         Results of operations
           (excluding overhead
            and interest costs):
           Oil and gas .................   $   680,605    $   302,237
           Mining ......................           -0-        (20,109)
           General corporate
             operations ................      (570,067)      (634,443)
                                           -----------    -----------

                  Net income (loss) ....   $   110,538    $  (352,315)
                                           ===========    ===========

         Depreciation, depletion
             amortization and valuation
             charged to identifiable
             assets:

             Oil & gas depletion .......   $   107,208    $    26,474
             Mining ....................           -0-         20,109
             General corporate .........        12,445         43,746
                                           -----------    -----------

                  Total ................   $   119,653    $    90,329
                                           ===========    ===========

         Capitalized expenditures:

             Oil and gas ...............   $   545,034    $   157,648
                                           ===========    ===========

             Mining ....................   $     4,472    $    71,002
                                           ===========    ===========

             Corporate .................   $    40,291    $    47,137
                                           ===========    ===========

         Identifiable assets, net of
             accumulated depreciation,
             depletion and amortization:
             Oil and gas ...............   $   789,522    $   462,634
             Mining ....................        47,890        153,177
             General corporate .........       747,360        495,129
                                           -----------    -----------


                  Total ................   $ 1,584,772    $ 1,110,940
                                           ===========    ===========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 RELATED PARTY TRANSACTIONS

     At June 30, 1998 and 1997, the Company owed its officers, shareholders and directors $68,750 and $72,391, respectively. The amounts are primarily owed for accrued but unpaid compensation and unreimbursed medical, travel and entertainment expenses.

     During the years ended June 30, 1998 and 1997,  the  Company  provided  one vehicle each to the Company's president and to an employee/officer. The Company has also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on the Company's business. The cost of these items to the Company totalled less than $5,000 in each of the years ended June 30, 1998 and 1997. Management believes that the expenditures benefitted the Company.

     In January 1983, the Company entered into a Stock Purchase Agreement with the Company's president, R. V. Bailey, whereby Mr. Bailey granted the Company an option to purchase up to 75% of the Company's common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires the Company to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to the Company. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. Both the Company and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another NASDAQ quotation service or any exchange on which the Company's common stock is quoted. The 1993 Agreement further requires the Company to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement. Therefore, the Company may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the two fiscal years ended June 30, 1998 and 1997.

     The Company's vice president who resides in California provides the Company an office in his home at no cost to the Company.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Royalties in the fiscal year ended June 30, 1998 were assigned to employees on May 1, 1998 on the Emigh leases and on the Emigh 2-1 well. A value of $7,500 was assigned to the Emigh 2-1 overrides since they were assigned after the first production runs were received. The value assigned was based on the present value of the interests according to the oil and gas reserves as determined by the independent engineer. The overriding royalty interests in these California properties granted to its employees were as follows:

                                                    Emigh 2-1
                                                      After
                                                     Payout
                                                     ------

         Robert A. Cohan                             0.5000%

         Judith L. Shelton                           0.1000%

     R. V. Bailey, President and director of the Company, Robert A. Cohan, Vice President of the Company, and Ray K. Davis, consultant and officer of the Company, each have working and royalty interests in certain of the California oil and gas properties operated by the Company. The related parties paid for their proportionate share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. As of June 30, 1998, working interests of the Company and its related parties in certain California properties are set forth below:

                                           ASPEN         R. V.    R. A.    R. K.
     WELL                      STATUS   EXPLORATION      BAILEY   COHAN    DAVIS
     ----                      ------   -----------      ------   -----    -----

     ARCO 36X-10               PROD        12.00%         1.20%      -%    5.40%
     ARCO 46X-10               PROD        12.00          1.20       -     5.40
     ARCO 34X-10               SHUT IN     12.00          1.20       -     5.40
     ARCO 35X-10               SHUT IN     12.00          1.20       -     5.40
     BRANDT 16X-27             PROD        18.00          1.80       -     8.10
     BRANDT 26X-27             PROD        13.43          1.80    1.00     4.60
     BROCCHINI 4-1             DRY         10.00             -       -     2.00
     COMPTON LD 97-1           DRY          7.00             -       -        -
     EMIGH 34-1                PROD        23.55             -       -     1.00
     EMIGH 2-1                 PROD        23.80             -       -     1.00
     EMIGH 35-1                PROD        23.80             -       -     1.00
     ENRON 66X                 DRY         10.00             -       -     1.00
     GREY WOLF 1               PROD        18.00          2.00    2.50     2.00
     HOPPER 2                  DRY          5.50             -       -        -
     NORTH STRAND 1            DRY         14.05          2.70       -     2.70
     SANBORN 3-3               PROD          .95             -       -        -

     See Note 12 for additional related party disclosure.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. While the Company has approximately $232,000 in excess of the FDIC $100,000 limit at one bank, the Company places its cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals. The Company believes its exposure to credit risk is minimal.


Note 11 OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                      June 30,
                                             --------------------------
                                                 1998           1997
                                             -----------    -----------

                 Proved properties           $ 1,682,521    $ 1,315,458
                                             -----------    -----------

                 Accumulated depreciation,
                   depletion and
                   amortization                 (725,183)      (617,975)

                 Valuation allowance            (281,719)      (281,719)
                                             -----------    -----------

                                              (1,006,902)      (899,694)
                                             -----------    -----------

                 Net capitalized costs       $   675,619    $   415,764
                                             ===========    ===========

     Costs incurred
     --------------

     Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows:

                                          Year ended June 30,
                                          -------------------
                                            1998       1997
                                            ----       ----

                   Property acquisition   $    -0-   $    -0-
                   Development             545,034    157,648
                                          --------   --------
                                          $545,034   $157,648
                                          ========   ========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fees charged by the Company to operate the properties totalled approximately $10,347 per month in 1998 and $4,130 per month in 1997. In November 1996, the Company sold all of its oil and gas interests outside of California to the Company's consulting accountant, who is an officer and shareholder for $100,000. No gain or loss was recognized on the transaction and the proceeds were used to adjust the full cost pool. The sale price was for a discount of approximately 30% of the future net cash flows related to those properties.

     Prospect  generation fees received from outside  investors in wells drilled
     during   fiscal  1998  and  1997   amounted  to  $168,575   and   $139,800,
     respectively. These amounts were charged against the full cost pool.

     Results of operations
     ---------------------

     Results of operations for oil and gas producing activities are as follows:

                                                Year ended June 30,
                                              ----------------------
                                                 1998        1997
                                                 ----        ----

           Revenues*                          $ 863,588    $ 365,727
           Production costs                     (75,775)     (37,016)
           Depreciation and depletion          (107,208)     (26,474)
                                              ---------    ---------


           Results of operations
             (excluding corporate overhead)   $ 680,605    $ 302,237
                                              =========    =========

           *Includes oil and gas related fees and equipment rentals.

     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 1998 and 1997 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

             Changes in proved reserves         (Bbls)      (MCF)
             --------------------------         ------      -----
                                                (in thousands)

             Estimated quantity, June 30, 1996       73       106

               Revisions of previous estimates      (20)        4
               Sale of properties                   (32)      (40)
               Discoveries                           12     1,643
               Production                            (5)      (82)
                                                 ------    ------

             Estimated quantity, June 30, 1997       28     1,631

               Revisions of previous estimates        5      (116)
               Discoveries                            3       487
               Production                            (7)     (260)
                                                 ------    ------

             Estimated quantity, June 30, 1998       29     1,742
                                                 ======    ======


             Proved reserves        Developed  Undeveloped    Total
               at year end          ---------  -----------    -----
               -----------                    (In Thousands)

             Oil (Bbls)

               June 30, 1997            17           11          28
               June 30, 1998            26            3          29

             Gas (MCF)

               June 30, 1997           591        1,040        1,631
               June 30, 1998           907          835        1,742

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

                                                June 30,
                                           ------------------
                                             1998      1997
                                            ------    ------

                                             (in thousands)

                  Future cash inflows      $ 3,952    $ 4,185
                  Future production and
                    development costs         (299)      (537)
                  Future income tax
                    expense                 (1,242)    (1,240)
                                           -------    -------


                  Future net
                     cash flows              2,411      2,408

                  10% annual discount
                    for estimated timing
                    of cash flows             (899)    (1,098)
                  Net operating loss
                    carryforward             1,242      1,240
                                           -------    -------


                  Standardized measure
                    of discounted future
                    net cash flows         $ 2,754    $ 2,550
                                           =======    =======

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                            Years ended June 30,
                                            --------------------
                                              1998       1997
                                              ----       ----
                                               (in thousands)
                Standardized measure of
                  discounted future net
                  cash flows, beginning
                  of year                    $ 2,550    $   534
                                             -------    -------

                Sales and transfers of
                  oil and gas produced,
                  net of production
                  costs                         (663)      (279)

                Net changes in prices
                  and production costs
                  and other                       31       (180)

                Net change due to
                  discoveries                    664      2,506

                Acquisition of reserves         --         --

                Sale and farm-out of
                  proved reserves
                  in place                      --         (194)

                Revisions of previous
                  quantity estimates             (98)      (149)

                Other                             15        259

                Net change in income taxes      --         --

                Accretion of discount            255         53
                                             -------    -------


                                                 204      2,016
                                             -------    -------
                Standardized measure
                  of discounted future
                  cash flows, end of
                  year                       $ 2,754    $ 2,550
                                             =======    =======


     Net changes in prices and production costs of $31,000 were the result of a decline in the price received for oil and gas at year end which was offset by a greater reduction in operating costs associated with more producing

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     gas wells in 1998 than in 1997 and fewer oil wells. The revision of previous estimates of $98,000 was the result of assigning 4,100 more recoverable barrels of oil to the Brandt and Arco wells and increasing the Emigh 2-1 well recoverable reserves by 1,300 barrels. The Arco 46X-10 well recoverable reserves were reduced by 58,000 MCF while the Emigh lease was reduced by 58,000 MCF. The increase of 664,000 MCF in new discoveries was the direct result of the Company's successful drilling of the Emigh 35-1, which proved up the surrounding acreage.


Note 12 COMMITMENTS AND CONTINGENCIES

     At June 30, 1998 the Company was committed to the following development and acquisition projects in California:

     1.   Drill,  complete and equip the Emigh 35-2 well.
     2.   Acquire the Johnson and Gay Units.

     Total costs for the Emigh 35-2 well are estimated to be $825,000 of which $185,000 is to be paid by the Company. As of June 30, 1998 the Company had received no funds from third parties for their share of the Emigh well. It is estimated that work on the Emigh 35-2 well will begin sometime in late September.

     On July 16, 1998, the Company acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. The Company acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $275,000 in cash and 275,000 shares of the Company's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition the Company sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950 ($6,050 per one percent working interest, as compared to the Company's purchase price of $5,500 per one percent working interest). The affiliated purchasers are the Company's president, R.V. Bailey, vice president, Robert Cohan, and consulting accountant, Ray Davis, who acquired working interests of 3%, 2%, and 5%, respectively.

     Pursuant to the agreement with Craggs, the Company paid Craggs 25% of the cash and stock at the closing ($68,750 and 68,750 shares) and is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January 1999, 2000, and 2001. The affiliated and unaffiliated parties who purchased the working interests from the Company paid their entire purchase price prior to the closing.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has an employment agreement with its President which provides for compensation of $125,000 per year (reduced to $100,000 effective February 1, 1998 to reflect fewer hours devoted to the Company's business) to be paid, plus reimbursement of travel, entertainment, and medical expenses, health insurance, and other benefits, including a split dollar life insurance plan (See Note 3). The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1999) at the president's option. The Company is only entitled to terminate this agreement upon the president's death, disability, or for "cause" (as defined in the agreement).

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

     The Company entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. If the Company wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with the Company, the renewal employment agreement is effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. The Company and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct the Company's business. Mr. Cohan will not charge the Company any rent for the use of his home as a business office. The Company did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of the Company.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 SUBSEQUENT EVENTS

     In July, 1998 the Company acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. The Johnson Unit consists of 660 acres including 3 natural gas wells. The Gay Unit consists of 615 acres including 3 natural gas wells. (See Note 12.)

     On September 2, 1998 the Compton Landing 97-1 well was plugged and abandoned.

Item 8.           Changes in and Disagreements with Accountants on
-------           ------------------------------------------------
                       Accounting and Financial Disclosure
                       -----------------------------------

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

     The executive officers and directors of the Registrant are as follows:

                                                                       Director
         Name            Age     Position             Class            Since
         ----            ---     --------             -----            -----

  R. V. Bailey           66      President,              I             1980
                                 Treasurer
                                 and Director

  Lawton L. Clark        73      Director,              III            1993
                                 Secretary

  Robert F. Sheldon      75      Director                II            1981

  Robert A. Cohan        42      Vice President         N/A             N/A

     All  directors   will  be  up  for   reelection  at  the  next  Meeting  of
Shareholders.

     Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position. None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934.

-------------------------------------------------------------------

     (b) Business Experience.

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 36 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of the Registrant and has been an officer and director since its inception.

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 20 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc.,

-------------------------------------------------------------------

Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April, 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President, West Coast U.S. Petroleum Exploration & Production, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Registrant believes that during the period from July 1, 1995 through September 28, 1998 all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with.



Item 10. Executive Compensation
-------------------------------

     (a) and (b) Summary Compensation Table.

     The following tables set forth information regarding compensation paid to the Chief Executive Officer and Vice President of Petroleum Exploration &
Production of the Registrant during the fiscal year ended June 30, 1998 and previous years:

                  Annual Compensation ($$)             Long Term Compensation
                  ------------------------          ----------------------------
                                                          Awards        Payouts
                                                    ----------------------------
(a)               (b)      (c)     (d)       (e)       (f)       (g)      (h)         (i)
                                                    Restricted
Name and                                            Stock      Options   LTIP     Other
Position          Year     Salary  Bonus    Other   Awards     & SARs    Payouts  Compensation*
--------          ----     ------  -----    -----   ------     ------    -------  -------------
                            ($$)    ($$)     ($$)    ($$)       (##)      ($$)        ($$)

R. V. Bailey,     1998    118,749      0    24,801     0      200,000       0        12,528
as President      1997    125,000      0    38,501     0            0       0        14,464
and Chief         1996    125,000    750    37,820     0            0       0        16,300
Executive         1995    125,000    750    28,354     0            0       0        10,228
Officer           1994    125,000    750    39,942     0            0       0        19,840
                  1993    125,000      0    44,214     0            0       0        15,501


                  Annual Compensation ($$)              Long Term Compensation
                  ------------------------           ----------------------------
                                                          Awards         Payouts
                                                     ----------------------------
(a)               (b)      (c)      (d)       (e)     (f)        (g)       (h)         (i)
                                                     Restricted
Name and                                             Stock      Options   LTIP     Other
Position          Year    Salary   Bonus     Other   Awards     & SARs    Payouts  Compensation*
--------          ----    ------   -----     -----   ------     ------    -------  -------------
                           ($$)     ($$)      ($$)    ($$)       (##)      ($$)        ($$)

R. A. Cohan,      1998    86,042     0          0    42,000     200,000      0        1,400
as Vice           1997    81,042     0          0     3,000           0      0        5,464
President of      1996    76,000   750          0     4,000           0      0        6,000
Oil & Gas         1995    15,625     0          0         0           0      0            0
Exploration       1994         0     0          0         0           0      0            0



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

     The above table includes all amounts paid or unpaid, other than stock awards. Amounts unpaid, at the election of the named executive officers, were $68,250 for R. V. Bailey and were included in the table.

     Registrant adopted a medical insurance plan for its employees and those of its subsidiaries, and a life insurance plan for its president and chief executive officer, R. V. Bailey. This life insurance plan includes the

-------------------------------------------

split-dollar insurance plan for the benefit of Mr. Bailey, which is described in
Note 3 to the financial statements. $30,077 of the premium paid for this policy in fiscal 1997 is considered compensation to Mr. Bailey and $8,424 was also paid to reimburse the tax effect of the executive's split, in fiscal 1998 $15,314 of the premium paid for this policy is considered compensation to Mr. Bailey and $4,288 was also paid to reimburse the tax effect of the executive split.

     Registrant adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan.
Registrant's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 1997 Registrant contributed $-0- to the plan for the Plan Year 1997. At June 30, 1998 Registrant paid $-0- to the plan for the Plan Year 1998. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

     Registrant  has  furnished a vehicle to Mr.  Bailey,  and the  compensation
allocable  to  this   vehicle,   plus  amounts  paid  for  various   travel  and
entertainment paid on behalf of Mr. Bailey and Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Registrant also purchased a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes; therefore, no vehicle costs were charged to Mr. Cohan.

     Registrant   has  agreed  to  reimburse  its  officers  and  directors  for out-of-pocket costs and expenses incurred on behalf of the Registrant.

     Royalties in fiscal year ended June 30, 1998 were assigned on May 1, 1998 on the Emigh leases and on the Emigh 2-1 well. A value of $7,500 has been assigned to the Emigh 2-1 overrides since they were assigned after the first production runs were received. The overriding royalty interests in these California properties granted to its employees resulted in the following percentages:

                                                     Emigh 2-1
                                                     After
                                                     Payout
                                                     ------

          Robert A. Cohan                            0.5000%

          Judith L. Shelton                          0.1000%

     Finally, Registrant has entered into employment agreements with Mr. Bailey and Mr. Cohan, as described in Item 10(g), below.

-------------------------------------------

     (c) and (d) Option/SAR Granted During the Last Fiscal Year.

     Registrant does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

     (e) Long Term Incentive Plans/Awards in Last Fiscal Year

     Registrant has no long-term incentive plans and consequently has made no such awards.

     (f) Compensation of Directors

          (1) Standard Arrangements.

     There was one board of directors meeting in fiscal 1998 attended by all directors.

     On February 11, 1997 (effective December 13, 1996) Registrant issued 20,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert
F. Sheldon.

     On March 5, 1998 Registrant issued 20,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert F. Sheldon.

          (2) Other Arrangements.

     There are no other arrangements for the compensation of directors of the Registrant.

     (g)    Employment    Contracts   and    Termination   of   Employment   and
Change-in-Control Arrangements.

     Registrant has entered into an employment agreement with Mr. Bailey which provides for the payment of $125,000 per year (reduced voluntarily to $100,000 effective February 1, 1998) to him, reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provides for a two-year term which is automatically renewable for two additional two-year terms (through November 1999) at Mr. Bailey's option. Registrant is not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). Mr. Bailey may terminate the agreement if Registrant changes his duties substantially from those he is currently performing, or if there is a "change of control" of the Registrant. If Mr. Bailey terminates the Agreement for either of the foregoing reasons, Registrant will be obligated to pay Mr. Bailey severance pay equal to the amount remaining due under the agreement, but not less than two years' salary. That payment must be made in a lump sum within thirty days of Mr. Bailey's termination of the agreement.

-------------------------------------------

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

     On November 1, 1997, Registrant granted Stock Options expiring January 1, 2002, to Mr. Bailey to purchase 200,000 shares of Registrant's restricted common stock. The options are immediately exercisable in full as follows: 25% of such options at 20(cent) per share, 25% of such options at 24(cent) per share, 25% of such options at 28(cent) per share, and 25% of such options at 32(cent) per share.

     Registrant entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. If Registrant wishes to employ Mr. Cohan for an additional 12 months and Mr. Cohan wishes to continue his employment with Registrant, the renewal employment agreement is effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. (See Item 10 (g) below.) Registrant and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct Registrant's business. Mr. Cohan will not charge Registrant any rent for the use of his home as a business office. Registrant did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Registrant.

     In conjunction with Mr. Cohan's employment agreement, on November 1, 1997 the Registrant granted 300,000 shares of common stock at a value of $.14 per share. Registrant has the right to repurchase 200,000 shares of its common stock

-------------------------------------------

issued on or before December 31, 2000 if the officer is not employed by Registrant on April 15, 2000. Registrant has the right to repurchase 100,000 shares of its common stock on or before December 31, 2001 if the officer is not employed by Registrant on April 15, 2001. The repurchase price is $.01 per common share. Accordingly, Registrant has deferred recognizing as compensation to Mr. Cohan 200,000 of the 300,000 common shares issued.

     On November 1, 1997, Registrant granted Stock Options expiring January 1, 2002, to Mr. Cohan to purchase 200,000 shares of Registrant's restricted common stock. The options are exercisable as follows: 25% of such options on November 1, 1997 at 20(cent) per share, 25% of such options on October 15, 1998 at 24(cent) per share, 25% of such options on October 15, 1999 at 28(cent) per share, and 25% of such options on October 15, 2000 at 32(cent) per share.


     See also Item 12(a) Transactions with Management and Others.

     (h) Report on Repricing of Options/SARs.

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended June 30, 1998 or subsequently.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

     (a)-(b) The following table sets forth as of September 28, 1998 the number and percentage of Registrant's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.


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

(2) This number includes 300,000 shares of common stock granted and stock options granted for 200,000 shares of common stock on November 1, 1997, some of which are not currently exercisable. An agreement for reacquisition of shares granted has been negotiated between Registrant and Mr. Cohan.

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

Item 11.  Security Ownership of Certain Beneficial Owners & Management
--------  ------------------------------------------------------------
          - Continued
          -----------

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

     On  March  1,  1998,   Registrant   entered  into  an   agreement   with  a
privately-held Canadian mining company whereby the privately-held Canadian company will acquire data from Registrant related to two uranium prospects in Wyoming. Geological and engineering data suggest that uranium deposits amenable to in situ mining methods may exist within the two defined prospect areas. Under the agreement, Registrant will be paid US $250,000 in three cash payments in 1998 and Registrant will be issued approximately 25% (2,000,000 shares) of common stock of a new Canadian company based in Toronto. The Canadian company will provide certain funding for land acquisition and exploration work on the two prospects. Management of Registrant will likely perform geological consulting work on the prospects and the Canadian company will be billed for such work. There is no assurance that work on the two prospects will result in discovery or definition of minable uranium deposits.

     R. V. Bailey, President and director of Registrant, Robert A. Cohan, Vice President of Registrant, and Ray K. Davis, consultant and officer of Registrant, each have working and royalty interests in certain of the California oil and

-------------------------------------------------------------------

gas properties operated by Registrant. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 1998, working interests of the Company and its affiliates in certain California properties are set forth below:

                                         ASPEN         R. V.    R. A.    R. K.
        WELL                 STATUS   EXPLORATION      BAILEY   COHAN    DAVIS
        ----                 ------   -----------      ------   -----    -----

        ARCO 36X-10          PROD        12.00%         1.20%      -%    5.40%
        ARCO 46X-10          PROD        12.00          1.20       -     5.40
        ARCO 34X-10          SHUT IN     12.00          1.20       -     5.40
        ARCO 35X-10          SHUT IN     12.00          1.20       -     5.40
        BRANDT 16X-27        PROD        18.00          1.80       -     8.10
        BRANDT 26X-27        PROD        13.43          1.80    1.00     4.60
        BROCCHINI 4-1        DRY         10.00             -       -     2.00
        COMPTON LD 97-1      DRY          7.00             -       -        -
        EMIGH 34-1           PROD        23.55             -       -     1.00
        EMIGH 2-1            PROD        23.80             -       -     1.00
        EMIGH 35-1           PROD        23.80             -       -     1.00
        ENRON 66X            DRY         10.00             -       -     1.00
        GREY WOLF 1          PROD        18.00          2.00    2.50     2.00
        HOPPER 2             DRY          5.50             -       -        -
        NORTH STRAND 1       DRY         14.05          2.70       -     2.70
        SANBORN 3-3          PROD          .95             -       -        -

     During the 1998 fiscal year, Registrant issued 100,000 shares of its common stock to its president, R. V. Bailey, 20,000 shares of its common stock to its outside directors, Mr. Sheldon and Mr. Clark, and 300,000 shares of its common stock to Mr. Cohan, its vice president.

     During the 1997 fiscal year, Registrant issued 20,000 shares of its common stock to each of its outside directors, Mr. Sheldon and Mr. Clark, and 75,000 shares of its common stock to Robert A. Cohan, vice president. Registrant also issued 10,000 shares of its common stock to its consulting accountant, Ray K. Davis, and 10,000 shares to employee Judith L. Shelton.

     During the fiscal year ended June 30, 1997, Registrant paid $60,000 annually in premiums on a split-dollar life insurance policy for the benefit of Registrant's president, as required by the terms of his employment agreement. (See Note 3 to Consolidated Financial Statements). In 1998 Registrant borrowed $15,000 and in calendar year 1997 Registrant borrowed $185,000 from the split-dollar life insurance policy in order to pay certain ongoing corporate expenses. Registrant has agreed to repay this loan plus interest.

     Registrant borrowed $6,000 from R. V. Bailey on September 15, 1997 payable January 15, 1998. This loan bears interest of 10% and was repaid on March 2, 1998.

-------------------------------------------------------------------

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

     Registrant borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 11.2%.

     In addition, during the fiscal year Registrant paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on Registrant's business. Registrant's president has also supplied Registrant with certain promotional items. The net effect of these items has been a cost to Registrant of approximately $5,000 for the fiscal year ended June 30, 1998 and $5,000 for the fiscal year ended June 30, 1997. Management believes that the expenditures were to Registrant's benefit.

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

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) The following documents are filed as part of this report:

Exhibit No.
-----------

3.1       Certificate of Incorporation 1

3.2       Bylaws 1

3.3       Bylaws - Subsidiary 1

10.1      Royalty and Working Interest Plan 1

10.8 Stock Purchase Agreement between R. V. Bailey and Aspen Exploration Corporation dated January, 1983 7

10.11 Employment Agreement between Aspen Exploration Corp. and R. V. Bailey, dated November 8, 1991 8

10.13     Split-Dollar Life Insurance Plan for R. V. Bailey 8

10.15 Stock Purchase Agreement between Aspen Exploration Corp. and R. V. Bailey, dated June 1993 9

22.1      Subsidiaries of the Registrant

          Aspen Gold Mining Company, Colorado

          Aspen Recursos de Mexico, S.A. de C.V., Chihuahua, Mexico 10

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

                                        ASPEN EXPLORATION CORPORATION




                                              /s/ R. V. Bailey
September 28, 1998                      -----------------------------
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

          Signatures                                      Date
          ----------                                      ----


/s/ R. V. Bailey
------------------------------                      September 28, 1998
R. V. Bailey, Director,
Chief Executive Officer,
Principal Financial Officer


/s/ Lawton L. Clark
------------------------------                      September 28, 1998
Lawton L. Clark, Director


/s/ Robert F. Sheldon
------------------------------                      September 28, 1998
Robert F. Sheldon, Director