Form 10QSB
period 1998-09-30
ASPEN EXPLORATION CORP
filed 1998-11-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                                    84-0811316
         --------                                                    ----------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                                     I.D. Number)


             Suite 208, 2050 S. Oneida St., Denver, Colorado, 80224
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)    (Zip Code)

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

                                                Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                      Outstanding at November 12, 1998
-----------------                               --------------------------------
  Common stock,
 $.005 par value                                           5,191,322

Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,      June 30,
                                                      1998             1998
                                                      ----             ----
                                                   (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents, including .......     $   784,484      $   425,306
   $695,429 and $331,894 of invested
   cash at September 30, 1998 and June
   30, 1998 respective
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade .................         187,351          115,144
  Prepaid expenses ...........................           4,332            8,762
                                                   -----------      -----------
     Total current assets ....................         994,990          568,035
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       1,789,463        1,682,521
  Less accumulated depletion and
    valuation allowance ......................      (1,031,902)      (1,006,902)
                                                   -----------      -----------
                                                       757,561          675,619
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         174,550          171,122
  Less accumulated depreciation ..............        (123,544)        (120,544)
                                                   -----------      -----------
                                                        51,006           50,578
                                                   -----------      -----------
Undeveloped mining properties, at cost .......          25,856           27,826
Cash surrender value, life insurance .........         231,314          231,314

Other ........................................            --              3,400
Deferred compensation costs ..................          28,000           28,000
                                                   ===========      ===========
     TOTAL ASSETS ............................     $ 2,088,727      $ 1,584,772
                                                   ===========      ===========


                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    September 30,      June 30,
                                                        1998             1998
                                                        ----             ----
                                                     (Unaudited)      (Audited)
Current liabilities:
  Accounts payable and accrued
    expenses .....................................   $   137,710    $   409,815
  Advances from joint owners .....................       270,212         87,999

  Due to related parties .........................        60,417         68,750
  Notes payable - current ........................       120,257         52,205
                                                     -----------    -----------
  Total current liabilities ......................       588,596        618,769
                                                     -----------    -----------
  Notes payable - long term ......................       406,773        280,360
                                                     -----------    -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 1998:
    5,191,322 and June 30, 1998:
    4,916,322 ....................................        25,956         24,581


  Capital in excess of par value .................     5,951,602      5,677,977
  Accumulated deficit ............................    (4,884,200)    (5,016,915)
                                                     -----------    -----------

  Total stockholders' equity .....................     1,093,358        685,643
                                                     -----------    -----------
Total liabilities and stockholders'
  equity .........................................   $ 2,088,727    $ 1,584,772
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                            (unaudited)

                                                        1998            1997
                                                        ----            ----
Revenues:
---------
  Oil and gas .................................     $   295,262     $    70,340
  Management fees .............................          19,614          31,020
  Interest and other, net .....................           6,889           5,770
                                                    -----------     -----------
Total Revenues ................................         321,765         107,130
                                                    -----------     -----------

Costs and expenses:
  Oil and gas production ......................          11,262           5,857
  Depreciation, depletion and
    amortization ..............................          28,000          10,573

  Selling, general and administrative .........         143,828         114,564
  Interest expense ............................           5,960            --
                                                    -----------     -----------
Total Costs and Expenses ......................         189,050         130,994
                                                    -----------     -----------

NET INCOME (LOSS) .............................     $   132,715     $   (23,864)
                                                    ===========     ===========
Basic earnings (loss) per common share ........     $       .03     $      --
                                                    ===========     ===========
Diluted earnings (loss) per common
 share ........................................     $       .03     $      --
                                                    ===========     ===========
Weighted average number of common
  shares outstanding ..........................       4,916,322       4,456,322
                                                    ===========     ===========


                     The accompanying notes are an integral
                            part of these statements.




                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                       Three months ended September 30,
                                                              1998         1997
                                                              ----         ----

Cash flows from operating activities:
-------------------------------------
Net gain (loss) ........................................   $ 132,715    $ (23,864)

Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:

  Depreciation, depletion & amortization ...............      28,000       10,573
  Loss on write off of investments .....................       3,400         --

Changes in assets and liabilities:

  Increase in accounts receivable ......................     (72,207)    (214,597)
  Decrease in prepaid expense ..........................       4,430        2,101
  Increase (decrease) in accounts payable and accrued
    expense ............................................     (89,892)     756,007
  Increase (decrease) in due to related parties ........      (8,333)      17,768
                                                           ---------    ---------
  Net cash provided (used) by operating activities .....      (1,887)     547,988
                                                           ---------    ---------

Cash flows from investing activities:
-------------------------------------

  Conveyance of oil & gas properties for cash ..........     477,950         --
  Development & acquisition of oil & gas properties ....    (103,642)    (183,051)
  Purchase of office equipment .........................      (3,428)        --
  Sale of mining data ..................................       1,970         --
  Additions, undeveloped mining properties .............        --            (40)
  Proceeds to prospect fees ............................        --         86,500
  Additions to cash surrender value ....................        --         (9,487)
                                                           ---------    ---------

  Net cash used in investing activities ................     372,850     (106,078)
                                                           ---------    ---------

Cash flows from financing activities:
-------------------------------------

  Note payable - proceeds ..............................       2,571       81,000
  Repayment of notes payable ...........................     (14,356)        --
                                                           ---------    ---------

                                                             (11,785)      81,000

  Net increase in cash and cash equivalents ............     359,178      522,910

  Cash and cash equivalents, beginning of year .........     425,306      238,465
                                                           ---------    ---------

  Cash and cash equivalents, end of year ...............   $ 784,484    $ 761,375
                                                           =========    =========

  Interest paid ........................................   $   5,960    $    --
                                                           =========    =========


Schedule of non cash investing and financing activities:
--------------------------------------------------------

  Notes payable issued for properties ..................   $ 206,250    $    --
  Common stock issued for properties ...................     275,000         --
                                                           ---------    ---------

                                                           $ 481,250    $    --
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

                               September 30, 1998


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

     The Company has two wholly owned subsidiaries. None of the subsidiaries have any assets, liabilities or operations.

     During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequently cash flow has substantially increased, due to the production from three gas wells and four oil wells, which has allowed the Company to pay creditors and resume normal operations.

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

     New Accounting Pronouncements
     -----------------------------

     Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The Company adopted SFAS No. 128 in fiscal year 1998.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the three months ended September 30, 1998 and 1997:


                                             September 30,                    September 30,
                                                 1998                              1997
                                                            Per                               Per
                                      Net                   Share       Net                   Share
                                      Income      Shares    Amount      Loss       Shares     Amount
                                      ------      ------    ------      ----       ------     ------

Basic earnings per share:
  Net income (loss)
  and share amounts                    132,715   4,916,322    .03      (23,864)   4,456,322      --

  Dilutive securities
   stock options                                   460,000

  Repurchased shares                              (181,700)
                                     ---------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion                     132,715   5,194,562    .03      (23,864)   4,456,322      --
                                     =========   =========    ===    =========    =========    =====



     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at September 30, 1998.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at September 30, 1998 and September 30, 1997.

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


Note 2   MINING PROPERTIES

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

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. Under the terms of the sales agreement reached in March, 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value.

Note 3   NOTES PAYABLE

     The Company owes the following debt:

                                                      September 30,    June 30,
                                                          1998           1998
                                                          ----           ----

     Borrowings  from life  insurance  company  on
     cash   surrender   value  of   officer   life
     insurance,  interest  at  6%  per  annum,  no
     specific  due  date,  however,   the  Company
     intends  to repay  this  obligation  in equal
     installments  during  fiscal years  6/30/2000
     and   6/30/2001,   collateralized   by   cash
     surrender value of policy

                                                       $  210,437    $  210,437

     Note  payable  to  related   party,   monthly
     principal  and  interest  payments of $4,269,
     due  September,   2000,   collateralized   by
     working interests in the Emigh lease                  91,398       101,456

     Note  payable  to  auto  dealership,  monthly
     principal and interest  payments of $879, due
     July, 2000, collateralized by new vehicle             18,945        20,672

     Note payable to an  unaffiliated  third party
     for  the   acquisition   of   producing   gas
     properties  in  Tehama  and  Glenn  Counties,
     California,    interest    at   5.475%    and
     collateralized  by working  interests  in the
     Johnson and Gay Gas Units                            206,250          --

                                                       ----------    ----------

                                                          527,030       332,565

     Less current portion                                 120,257        52,205
                                                       ----------    ----------

                                                       $  406,773    $  280,360
                                                       ==========    ==========


Note 4   COMMITMENTS AND CONTINGENCIES

     At September 30, 1998 the Company was committed to the following drilling and development projects in California:

              1.  Drill, complete and equip the Emigh 35-2.
              2.  Drill, complete and equip the Cilker 4-1 well.
              3.  Drill, complete and equip the Brandt 46X-27 well.


     Additional perforations were added in the Emigh 34-1 and Emigh 35-1 wells during the first quarter of the current fiscal year. These additional producing intervals, in addition to the production from the Emigh 2-1, have increased the gross production from these three wells to its current level of approximately 8,000 MMBTU per day.

     During the second quarter of the fiscal year, the Company drilled the Emigh 35-2 and set producing casing to a depth of approximately 10,640'. This well will be deepened to a depth of approximately 11,200' in the near future.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

September 30, 1998 as compared to September 30, 1997
----------------------------------------------------

Registrant has sustained operating losses in prior years. In addition, Registrant has used substantial amounts of working capital in its operations. However, at September 30, 1998 current assets exceeded current liabilities by $406,394, and cash used for operations during the quarter amounted to only $1,887. At June 30, 1998 current liabilities exceeded current assets by $50,734 and Registrant had a working capital deficit to that extent. The improvement of $457,128 in working capital from a negative $50,734 to a positive $406,394 is primarily due to the issuance of common stock and the increase in long term debt by Registrant in conjunction with the acquisition of two producing gas properties in California.

On July 16, 1998, Registrant acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. Registrant acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $275,000 in cash and 275,000 shares of Registrant's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition Registrant sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950.

The effective date of the acquisition and disposition was June 30, 1998. Pursuant to the agreement with Craggs, Registrant paid Craggs 25% of the cash and stock at the closing ($68,750 and 68,750 shares) and is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January 1999, 2000, and 2001.

Registrant believes that actions presently being taken to revise Registrant's operations and financial requirements provide the opportunity for Registrant to continue as a going concern. In light of recent successful drilling operations and the acquisition of producing properties, increased revenues will continue to have a positive effect on Registrant's working capital and contribute significantly to its cash flow in the coming months.

Registrant is now focusing most of its efforts on drilling for or acquiring oil and gas production in the state of California.

Registrant shares certain oil and gas drilling opportunities with third party investors (including some affiliated investors) and takes a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1997 when Emigh 2-1 paid out, and will continue for the foreseeable future.

                              Results of Operations
                              ---------------------


September 30, 1998 Compared to September 30, 1997
-------------------------------------------------

For the three months ended September 30, 1998 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties.

Oil and gas revenues for the three months ended September 30, 1998 increased $224,922, from $70,340 to $295,262, a 220% increase. This increase reflects Registrant's continued successful efforts in drilling exploratory and extension wells in California as well as bringing recent acquisitions into the revenue stream.

Oil and gas production expenses increased $5,405 or 92% from $5,857 to $11,262 for the period ended September 30, 1998. This increase was due to a number of new wells coming into production during the past year. These new wells also reflect positively on increased oil and gas revenue.

Depletion, depreciation and amortization increased significantly, from $10,573 to $28,000, a $17,427 or 165% increase. This increase reflects added volumes produced from the new wells and the under estimate of actual depletion expense for the first quarter of 1997 by approximately $16,000.

Selling, general and administrative expenses increased by $29,264 or 25.5% from $114,564 to $143,828. The bulk of this increase was caused by an increase in audit and accounting fees of $21,824 due to the fact that the audit was performed for fiscal 1997 during the second and third quarters of 1998 resulting in no expenditure for accounting fees during the three months ended September 30, 1997. Membership dues, temporary secretarial fees, and unclassified miscellaneous expense increased by a further $12,000 and was offset by a reduction of salary expense of approximately $8,000 during the three months ended September 30, 1998.

As a result of Registrant's operations for the three months ended September 30, 1998, Registrant ended the quarter with net income of $132,715 compared to a net loss of ($23,864) a year earlier. This increase of approximately $156,600 reflected an increase in total revenues of $225,000 due primarily to newly discovered oil and gas production coming on line and was offset by an increase in operating costs, depletion, depreciation and amortization, and general and administrative expenses of approximately $58,000.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ASPEN EXPLORATION CORPORATION
                                                    (Registrant)




                                           /s/ R. V. Bailey
                                           -------------------------------------
                                           By:  R. V. Bailey,
November 12, 1998                               Chief Executive Officer,
                                                Principal Financial Officer