Form 10QSB
period 1998-12-31
ASPEN EXPLORATION CORP
filed 1999-02-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

           MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998


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

     Class                                      Outstanding at February 12, 1999
-----------------                               --------------------------------
  Common stock,
 $.005 par value                                            5,191,322

Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   December 31,       June 30,
                                                      1998              1998
                                                      ----              ----
                                                   (Unaudited)        (Audited)
Current Assets:

  Cash and cash equivalents, including .......     $ 1,626,779      $   425,306
   $913,780 and $331,894 of invested
   cash at December 31, 1998 and June
   30, 1998 respective
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade .................         447,269          115,144
  Prepaid expenses ...........................           6,142            8,762
                                                   -----------      -----------
     Total current assets ....................       2,099,013          568,035
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       2,089,377        1,682,521

  Less accumulated depletion and
    valuation allowance ......................      (1,056,902)      (1,006,902)
                                                   -----------      -----------
                                                     1,032,475          675,619
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         174,550          171,122
  Less accumulated depreciation ..............        (126,544)        (120,544)
                                                   -----------      -----------
                                                        48,006           50,578
                                                   -----------      -----------
Undeveloped mining properties, at cost .......          25,856           27,826
Cash surrender value, life insurance .........         231,314          231,314

Other ........................................            --              3,400
                                                   ===========      ===========
     TOTAL ASSETS ............................     $ 3,436,664      $ 1,556,772
                                                   ===========      ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31,        June 30,
                                                     1998               1998
                                                     ----               ----
                                                  (Unaudited)        (Audited)
Current liabilities:

  Accounts payable and accrued
    expenses ...............................      $   633,141       $   409,815
  Advances from joint owners ...............          967,557            87,999

  Due to related parties ...................           23,958            68,750
  Notes payable - current ..................          123,462            52,205
                                                  -----------       -----------
  Total current liabilities ................        1,748,118           618,769
                                                  -----------       -----------
  Notes payable - long term ................          389,785           280,360
                                                  -----------       -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At December 31, 1998:
    5,191,322 and June 30, 1998:
    4,916,322 ..............................           25,956            24,581


  Capital in excess of par value ...........        5,951,602         5,677,977
  Accumulated deficit ......................       (4,650,797)       (5,016,915)
  Deferred compensation ....................          (28,000)          (28,000)
                                                  -----------       -----------
  Total stockholders' equity ...............        1,298,761           657,643
                                                  -----------       -----------
Total liabilities and stockholders'
  equity ...................................      $ 3,436,664       $ 1,556,772
                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months Ended           Six Months Ended
                                     December 31,               December 31,
                            ---------------------------   ------------------------
                                 1998          1997           1998         1997
                                 ----          ----           ----         ----
Revenues:
---------
  Oil and gas ............   $   332,541   $   218,298   $   627,803   $   288,638

  Management fees ........        56,998        26,624        76,612        57,644
  Interest and other, net          8,066         6,118        14,955        11,888
                             -----------   -----------   -----------   -----------
Total Revenues ...........       397,605       251,040       719,370       358,170
                             -----------   -----------   -----------   -----------

Costs and expenses:
-------------------

  Oil & gas production ...        18,920        27,312        30,182        33,169
  Depreciation, depletion
   and amortization ......        28,000        10,574        56,000        21,147

  Selling, general and
   administrative ........       105,475       186,146       249,303       300,710

  Interest expense .......        11,807         3,556        17,767         3,556
                             -----------   -----------   -----------   -----------
Total Costs & Expenses ...       164,202       227,588       353,252       358,582
                             -----------   -----------   -----------   -----------
NET INCOME (LOSS) ........   $   233,403   $    23,452   $   366,118   $      (412)
                             ===========   ===========   ===========   ===========

Basic earnings (loss) per
  common share ...........   $       .05         (.- )   $       .07         (.- )
                             ===========   ===========   ===========   ===========
Diluted earnings (loss)
 per common share ........   $       .05         (.- )   $       .07         (.- )
                             ===========   ===========   ===========   ===========

Weighted average number of
 common shares outstanding     4,916,322     4,877,920     4,913,322     4,877,920
                             ===========   ===========   ===========   ===========


                     The accompanying notes are an integral
                            part of these statements.

                                        4

                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                          Six months ended December 31,
                                                               1998           1997
                                                               ----           ----
Cash flows from operating activities:
-------------------------------------
Net gain (loss) ........................................   $   366,118    $      (412)

Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:

  Depreciation, depletion & amortization ...............        56,000         21,147
  Loss on write off of investments .....................         3,400           --
  Services rendered for stock ..........................          --           69,900

Changes in assets and liabilities:

  Increase in accounts receivable ......................      (332,125)    (1,444,206)
  Decrease in prepaid expense ..........................         2,620          1,764
  Increase in accounts payable and accrued expense .....     1,102,884      1,214,449
  Increase (decrease) in due to related parties ........       (44,792)        33,393
                                                           -----------    -----------
  Net cash provided (used) by operating activities .....     1,154,105       (103,965)
                                                           -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Conveyance of oil & gas properties for cash ..........       477,950           --
  Development & acquisition of oil & gas properties ....      (403,556)      (283,684)
  Purchase of office equipment .........................        (3,428)          --
  Sale of mining data ..................................         1,970           --
  Additions, undeveloped mining properties .............          --           (2,596)
  Prospect fees ........................................          --           86,500
  Additions to cash surrender value ....................          --           (9,487)
                                                           -----------    -----------

  Net cash used in investing activities ................        72,936       (209,267)
                                                           -----------    -----------

Cash flows from financing activities:
-------------------------------------

  Note payable - proceeds ..............................         2,571        151,000
  Repayment of notes payable ...........................       (28,139)        (9,251)
                                                           -----------    -----------
                                                               (25,568)       141,749

  Net increase in cash and cash equivalents ............     1,201,473       (171,483)

  Cash and cash equivalents, beginning of year .........       425,306        238,465
                                                           -----------    -----------

  Cash and cash equivalents, end of year ...............   $ 1,626,779    $    66,982
                                                           ===========    ===========

  Interest paid ........................................   $    17,767    $     3,556
                                                           ===========    ===========


Schedule of non cash investing and financing activities:
--------------------------------------------------------

  Stock issued for services & mining data ..............   $      --      $    19,500
  Notes payable issued for properties ..................       206,250           --
  Common stock issued for properties ...................       275,000           --
                                                           -----------    -----------

                                                           $   481,250    $    19,500
                                                           ===========    ===========


                       The accompanying notes are an integral
                              part of these statements.

                                          5

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 1998


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and uranium and other mineral properties.

     The Company has oil and gas operations in California. The Company's primary mineral projects and targets of exploration (uranium) are in central Wyoming.

     The Company has two wholly owned subsidiaries: Aspen Gold Mining Company and Aspen Recursos de Mexico. Aspen Gold Mining has staked 6 claims on Valdez Creek in central Alaska. Other than those claims, neither of the subsidiaries have any assets, liabilities or operations.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the six months ended December 31, 1998 and 1997:

                                       December 31,                       December 31,
                                          1998                                1997
                              --------------------------------  ------------------------------
                                                        Per                             Per
                              Net                       Share       Net                 Share
                              Income        Shares      Amount      Loss      Shares    Amount
                              ------        ------      ------      ----      ------    ------

Basic earnings per share:
  Net income (loss)
  and share amounts             366,118    4,916,322      .07        (412)   4,877,920    --

  Dilutive securities
   stock options                             460,000

  Repurchased shares                        (277,600)
                              --------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion              366,118    5,098,722      .07        (412)   4,877,920    --
                              =========    =========      ===   =========    =========  ====


     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at December 31, 1998.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at December 31, 1998 and December 31, 1997.

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

Note 2 SEGMENT INFORMATION

     The Company operates in two industry segments within the United States: (1) oil and gas exploration and development and (2) mineral exploration and development.

     Identified assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, cash surrender value of life insurance, furniture, fixtures and vehicles.

     During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

     The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the six months ended December 31, 1998 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $540,000 of revenues or 76.7% for the six months ended December 31, 1998.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $400,000 for the development and acquisition of oil and gas property and increased its accounts receivable due from industry partners by approximately $300,000.

     Segment information consists of the following:

                                      Six months ended    Twelve months ended
                                     December 31, 1998    June 30, 1998
                                     -----------------    -------------------
         Revenue:
           Oil and gas .................   $   704,415    $   863,588
           Mining ......................           -0-            -0-
           General corporate ...........        14,955         47,236
                                           -----------    -----------

           Total revenue ...............   $   719,370    $   910,824
                                           ===========    ===========

         Results of operations
           (excluding overhead
            and interest costs):
           Oil and gas .................   $   624,233    $   680,605
           Mining ......................           -0-            -0-
           General corporate
             operations ................      (258,115)      (570,067)
                                           -----------    -----------

                  Net income ...........   $   366,118    $   110,538
                                           ===========    ===========

         Depreciation, depletion
             amortization and valuation
             charged to identifiable
             assets:

             Oil & gas depletion .......   $    50,000    $   107,208
             Mining ....................           -0-            -0-
             General corporate .........         6,000         12,445
                                           -----------    -----------

                  Total ................   $    56,000    $   119,653
                                           ===========    ===========

         Capitalized expenditures:

             Oil and gas ...............   $   403,556    $   545,034
                                           ===========    ===========

             Mining ....................   $       -0-    $     4,472
                                           ===========    ===========

             Corporate .................   $     3,428    $    40,291
                                           ===========    ===========

         Identifiable assets, net of
             accumulated depreciation,
             depletion and amortization:
             Oil and gas ...............   $ 1,479,744    $   789,522
             Mining ....................        44,679         47,890
             General corporate .........     1,912,241        719,360
                                           -----------    -----------


                  Total ................   $ 3,436,664    $ 1,556,772
                                           ===========    ===========


Note 3 MINING PROPERTIES

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     The Company has recently begun exploration for in situ uranium deposits in Wyoming. During the years ended June 30, 1998 and 1997, the Company expended $4,472 and $63,352, respectively, on the Kaycee and Shamrock prospects. In addition during 1998, the Company issued to the president
     100,000 shares of the Company's common stock, valued at $14,000, in exchange for the president's 25% interest in geological and engineering data pertaining to the Kaycee uranium prospect.

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. This payment was not received on a timely basis and the Company is engaged in discussions with the purchaser in order to arrange terms for the payment of the amount due. Under the terms of the sales agreement reached in March, 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value.


Note 4 NOTES PAYABLE

     The Company owes the following debt:

                                                   December 31,    June 30,
                                                       1998          1998
                                                   -------------------------

     Borrowings   from  life   insurance
     company on cash surrender  value of
     officer life insurance, interest at
     6% per annum, no specific due date,
     however,  the  Company  intends  to
     repay  this   obligation  in  equal
     installments  during  fiscal  years
     6/30/2000      and       6/30/2001,
     collateralized  by  cash  surrender
     value of policy                                $  210,437    $  210,437


     Note  payable  to  related   party,
     monthly   principal   and  interest
     payments of $4,269,  due September,
     2000,   collateralized  by  working
     interests in the Emigh lease                       81,056       101,456

     Note  payable  to auto  dealership,
     monthly   principal   and  interest
     payments of $879,  due July,  2000,
     collateralized by new vehicle                      15,504        20,672

     Note  payable  to  an  unaffiliated
     third party for the  acquisition of
     producing gas  properties in Tehama
     and  Glenn  Counties,   California,
     interest at 5.475%                                 206,250          --
                                                     ----------    ----------

                                                        513,247       332,565

     Less current portion                               123,462        52,205
                                                     ----------    ----------

                                                     $  389,785    $  280,360
                                                     ==========    ==========

Note 5 COMMITMENTS AND CONTINGENCIES

     At September 30, 1998 the Company was committed to the following drilling and development projects in California:

          1.   Drill, complete and equip the Emigh 35-2.
          2.   Drill, complete and equip the Cilker 4-1 well.
          3.   Drill, complete and equip the Brandt 46X-27 well.


     The Emigh 35-2 well was successfully deepened to a depth of approximately 11,100' and completed as a producing gas well, producing approximately 2,100 MMBTU and 20 BO per day.

     The Cilker 4-1 well was drilled and abandoned as a dry hole in November, 1998.

     The drilling of the Brandt 46X-27 well was deferred until a future date because of low oil prices.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

December 31, 1998 as compared to December 31, 1997
--------------------------------------------------

Registrant has sustained operating losses in prior years. In addition, Registrant has used substantial amounts of working capital in its operations. However, at December 31, 1998 current assets exceeded current liabilities by $350,895, and cash provided by operations was approximately $1,154,000. At June 30, 1998 current liabilities exceeded current assets by $50,734 and Registrant had a working capital deficit to that extent. The improvement of $401,629 in working capital from a negative $50,734 to a positive $350,895 is due primarily a significant increase in net income and cash flow from its California properties during the six months ended December 31, 1998 and the acquisition of a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. Registrant acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $68,500 in cash a note for $206,500 and 275,000 shares of Registrant's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition Registrant sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950. The date of the acquisition and disposition was July 16, 1998. Pursuant to the agreement with Craggs, Registrant paid Craggs 25% of the cash and stock at the closing ($68,750 and 68,750 shares) and is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January 1999, 2000, and 2001.

In light of recent successful drilling operations and the acquisition of producing properties, increased revenues will continue to have a positive effect on Registrant's working capital and contribute significantly to its cash flow in the coming months.

Registrant is now focusing most of its efforts on drilling for or acquiring oil and gas production in the state of California.

Registrant shares certain oil and gas drilling opportunities with third party investors (including some affiliated investors) and takes a reduced interest until after payout to the third party investors. Payout in Registrant's major oil and gas projects has occurred, and consequently Registrant is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1997 when Emigh 34-1 paid out, and will continue for the foreseeable future.

                              Results of Operations
                              ---------------------


December 31, 1998 Compared to December 31, 1997
-----------------------------------------------

For the six months ended December 31, 1998 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties.

Oil and gas revenues for the six months ended December 31, 1998 increased $339,165, from $288,638 to $627,803, a 118% increase. This increase reflects Registrant's continued successful efforts in drilling exploratory and extension wells in California as well as bringing recent acquisitions into the revenue stream.

Oil and gas production expenses decreased $2,987 or 9% from $33,169 to $30,182 for the period ended December 31, 1998. This decrease was due to a number of new wells coming into production during the past year on the same lease and location, thereby providing increased operating efficiencies. These new wells also reflect positively on increased oil and gas revenue. Production costs as a percentage of oil and gas revenues were 4.8% for the six months ended December 31, 1998 compared to 11.5% for the six months ended December 31, 1997.

Depletion, depreciation and amortization increased significantly, from $21,147 to $56,000, a $34,853 or 165% increase. This increase reflects added volumes produced from the new wells which caused Registrant to deplete the full cost pool at a higher rate.

Selling, general and administrative expenses decreased by $51,407 or 17.1% from $300,710 to $249,303. The bulk of this decrease resulted from the absence of stock issued for services rendered in the current period. During the same period ended December 31, 1997 Registrant issued common stock valued at $66,000 for services. Salary expense was reduced by $12,500 because Registrant's president took a voluntary $25,000 per year pay reduction. Administrative expenses were further reduced by $20,500 because Registrant's commitment to fund its president's split dollar life insurance plan has been fulfilled. These decreases were offset in part by increases in accounting and audit fees of approximately $32,000 over the prior year because Registrant had no audit performed for fiscal 1997 and an increase in accounting consulting fees due to increased drilling and acquisition activities in California. Consulting fees increased by approximately $12,000 because Registrant began actively reviewing potential mining and electrical generation projects.

As a result of Registrant's operations for the three and six months ended December 31, 1998, net income was $233,403 for the three month period compared to $23,452 for the same period ended December 31, 1997, an increase of approximately $210,000, or 895%. Net income for the six months ended December 31, 1998 compared to December 31, 1997 was $366,118 for 1998 and a loss of

($412) for 1997. Net income on a diluted earnings per share basis was $.05 per share and $.07 per share of common stock for the three and six months ended December 31, 1998.

The energy industry is experiencing the worst oil price in a generation. There is little prospect for improvement in the short run. The energy industry is suffering the negative aspects of these low prices with employee layoffs and exploration and development curtailments. However, assuming stable oil and gas prices at their current level, Registrant anticipates continued improvement in its oil and gas sales with the addition of the Emigh 35-2 well which came on line January 12, 1999. With management's continued emphasis on controlling costs and its improving gas sales, Registrant believes its net income and per share earnings will continue to grow through the end of its fiscal year which ends June 30, 1999.

Year 2000
---------

The following Year 2000 statements constitutes a Year 2000 Readiness Disclosure with the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Year 2000 issues result from the inability of certain electronic hardware and software to accurately calculate, store or use a date subsequent to December 31, 1999. These dates can be erroneously interpreted in a number of ways, e.g., the year 2000 could be interpreted as the year 1900. This inability could result in a system failure or miscalculations that could in turn cause operational disruptions. These issues could affect not only information technology ("IT") systems, such as computer systems used for accounting, land, engineering and seismic processing, but also systems that contain embedded chips.

Registrant has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. Registrant has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of Registrant's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof are expected to be completed by the end of the second quarter of 1999.

Registrant is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment and the automatic wellhead equipment used to operate wells. All of these systems have been determined to be Year 2000 compliant.

To date Registrant has relied upon its internal staff to access its Year 2000 readiness. The costs associated with assessing Registrant's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to be material.

Registrant is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of Registrant to third parties' failure to address their Year 2000 issues. While Registrant has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting Registrant is vulnerable to potential year 2000 failures by these parties. These communications are expected to continue into the second quarter of 1999. At this time Registrant has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

Registrant does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems Registrant could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from Registrant's wells or gathering lines which would also result in Registrant's wells being shut-in. A disruption in production would result in the loss of income.

Subsequent Events
-----------------

Effective January 25, 1999 Lawton L. Clark resigned from Registrant's Board of Directors and the position of Corporate Secretary for personal reasons. Mr. Clark had no disagreement with management.

Effective January 25, 1999 Robert A. Cohan was appointed to Registrant's Board of Directors and the position of Corporate Secretary to fill the vacancies caused by Lawton L. Clark's resignation.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ASPEN EXPLORATION CORPORATION
                                                       (Registrant)




                                              /s/ R. V. Bailey
                                              -------------------------------
                                              By:  R. V. Bailey,
February 12, 1999                                  Chief Executive Officer,
                                                   Principal Financial Officer