Form 10QSB
period 1999-03-31
ASPEN EXPLORATION CORP
filed 1999-05-14
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                     Outstanding at May 14, 1999
-----------------                              ---------------------------
  Common stock,
  $.005 par value                                       5,191,322

Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    March 31,        June 30,
                                                      1999             1998
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents, including
   $259,500 and $331,894 of invested
   cash at March 31, 1999 and June 30,
   1998 respectively .........................     $   341,041      $   425,306
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade .................         292,817          115,144
  Prepaid expenses ...........................           2,302            8,762
                                                   -----------      -----------
     Total current assets ....................         654,983          568,035
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       2,161,018        1,682,521
  Less accumulated depletion and
    valuation allowance ......................      (1,081,902)      (1,006,902)
                                                   -----------      -----------
                                                     1,079,116          675,619
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         178,403          171,122
  Less accumulated depreciation ..............        (129,544)        (120,544)
                                                   -----------      -----------
                                                        48,859           50,578
                                                   -----------      -----------
Undeveloped mining properties, at cost .......          25,856           27,826
Cash surrender value, life insurance .........         231,314          231,314

Other ........................................            --              3,400
                                                   ===========      ===========
     TOTAL ASSETS ............................     $ 2,040,128      $ 1,556,772
                                                   ===========      ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,          June 30,
                                                     1999               1998
                                                  ----------         ----------
                                                  (Unaudited)         (Audited)
Current liabilities:
  Accounts payable and accrued
    expenses ...............................      $   154,631       $   409,815
  Advances from joint owners ...............           86,948            87,999

  Due to related parties ...................             --              68,750
  Notes payable - current ..................          123,085            52,205
                                                  -----------       -----------
  Total current liabilities ................          364,664           618,769
                                                  -----------       -----------
  Notes payable - long term ................          308,444           280,360
                                                  -----------       -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At March 31, 1999:
    5,191,322 and June 30, 1998:
    4,916,322 ..............................           25,956            24,581


  Capital in excess of par value ...........        5,951,602         5,677,977
  Accumulated deficit ......................       (4,582,538)       (5,016,915)
  Deferred compensation ....................          (28,000)          (28,000)
                                                  -----------       -----------
  Total stockholders' equity ...............        1,367,020           657,643
                                                  -----------       -----------
Total liabilities and stockholders'
  equity ...................................      $ 2,040,128       $ 1,556,772
                                                  ===========       ===========


                 See Notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                       March 31,                March 31,
                               -----------------------   -----------------------
                                   1999        1998         1999        1998
                                   ----        ----         ----        ----
Revenues:
---------
  Oil and gas ..............   $  292,612   $  229,219   $  920,415   $  517,857

  Management fees ..........        7,613       10,440       84,225       68,084
  Interest and other, net ..        3,891        1,495       18,846       13,383
                               ----------   ----------   ----------   ----------
Total Revenues .............      304,116      241,154    1,023,486      599,324
                               ----------   ----------   ----------   ----------

Costs and expenses:
-------------------
  Oil & gas production .....       32,879       13,985       63,061       47,154
  Depreciation, depletion
   and amortization ........       28,000       10,573       84,000       31,720
  Selling, general and
   administrative ..........      167,569       80,603      416,872      381,313
  Interest expense .........        7,409        3,572       25,176        7,128
                               ----------   ----------   ----------   ----------
Total Costs & Expenses .....      235,857      108,733      589,109      467,315
                               ----------   ----------   ----------   ----------
NET INCOME .................   $   68,259   $  132,421   $  434,377   $  132,009
                               ==========   ==========   ==========   ==========

Basic earnings (loss) per
  common share .............   $      .01   $      .03   $      .09   $      .03
                               ==========   ==========   ==========   ==========
Diluted earnings (loss) ....   $      .01   $      .03   $      .08   $      .03
                               ==========   ==========   ==========   ==========
  per common share

Weighted average number of
 common shares outstanding .    4,916,322    4,806,468    4,916,322    4,806,468
                               ==========   ==========   ==========   ==========





                     The accompanying notes are an integral
                            part of these statements.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine months ended March 31,
                                                          1999          1998
                                                        --------     ----------
Cash flows from operating activities:
-------------------------------------
Net gain (loss) .....................................   $ 434,377    $ 132,009

Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:

  Depreciation, depletion & amortization ............      84,000       31,721
  Loss on write off of investments ..................       3,400         --
  Services rendered for stock .......................        --         69,900

Changes in assets and liabilities:
----------------------------------
  Increase in accounts receivable ...................    (177,673)    (109,714)
  Decrease in prepaid expense .......................       6,460        1,764
  Increase (decrease) in accounts
    payable and accrued expense .....................    (324,985)     206,718
  Increase (decrease) in due to related parties .....        --         (8,273)
                                                        ---------    ---------
  Net cash provided (used) by
    operating activities ............................      25,579      324,125
                                                        ---------    ---------

Cash flows from investing activities:
-------------------------------------
  Conveyance of oil & gas properties for cash .......     477,950         --
  Development & acquisition of oil
    & gas properties ................................    (488,097)    (315,421)
  Purchase of office equipment ......................      (7,281)        --
  Sale of mining data ...............................       1,970      125,000
  Additions, undeveloped mining properties ..........        --         (2,596)
  Prospect fees .....................................      12,900       86,500
  Additions to cash surrender value .................        --         (9,487)
                                                        ---------    ---------

  Net cash used in investing activities .............      (2,558)    (116,004)
                                                        ---------    ---------

Cash flows from financing activities:
-------------------------------------
  Note payable - proceeds ...........................       2,571      151,000
  Repayment of notes payable ........................    (109,857)     (24,763)
                                                        ---------    ---------

                                                         (107,286)     126,237
                                                        ---------    ---------

  Net increase in cash and cash equivalents .........     (84,265)     334,358

  Cash and cash equivalents, beginning of period ....     425,306      238,465
                                                        ---------    ---------

  Cash and cash equivalents, end of period ..........   $ 341,041    $ 572,823
                                                        =========    =========

  Interest paid .....................................   $  25,176    $   7,128
                                                        =========    =========

Schedule of non cash investing
   and financing activities:
------------------------------
  Stock issued for services & mining data ...........   $    --      $  19,500
  Notes payable issued for properties ...............     206,250         --
  Common stock issued for properties ................     275,000         --
                                                        ---------    ---------

                                                        $ 481,250    $  19,500
                                                        =========    =========

                     The accompanying notes are an integral
                            part of these statements.

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1999


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

     During February, 1999 the Company formed a wholly owned subsidiary named Aspen Power Systems Corporation (APS). The purpose of Aspen Power Systems will be to design, construct and possibly operate gas turbine power plants to generate electrical energy.

     The Company has three wholly owned subsidiaries: Aspen Gold Mining Company, Aspen Recursos de Mexico and Aspen Power Systems Corporation. Aspen Gold Mining has staked 6 claims on Valdez Creek in central Alaska. Other than those claims, none of the subsidiaries have any assets, liabilities or operations.

     A summary of the Company's significant accounting policies follows:

     Consolidated financial statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico and Aspen Power Systems Corporation. Significant intercompany accounts and transactions, if any, have been eliminated.

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

     Impairment of Long-lived Assets
     -------------------------------

     The Company  evaluates the carrying  value of assets other than oil and gas assets for potential impairment on an ongoing basis. The Company periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

     Financial Instruments
     ----------------------

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the nine months ended March 31, 1999 and 1998:


                                        March 31,                         March 31,
                                         1999                                1998
                                                     Per                                Per
                           Net                      Share        Net                   Share
                           Income       Shares      Amount      Income      Shares     Amount
                           ------       ------      ------      ------      ------     ------

Basic earnings per share:

  Net income (loss)
  and share amounts        434,377      4,916,322    .09        132,009   4,806,468     .03

  Dilutive securities
   stock options                          760,000                           760,000

  Repurchased shares                     (277,600)                         (459,535)
                           --------------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion         434,377      5,398,722    .08        132,009    5,106,933    .03
                           =======      =========   ====        =======    =========   ====


     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at March 31, 1998.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at March 31, 1999 and March 31, 1998.

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

Note 2 SEGMENT INFORMATION

     The Company  operates in three industry  segments within the United States:
     (1) oil and gas exploration and development, (2) mineral exploration and development and (3) electrical generation construction.

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

     The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Electrical generation construction will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of March 31, 1999 the Company was in the planning stage of this segment and no revenues have been received. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the nine months ended March 31, 1999 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $802,000 of revenues or 87% for the nine months ended March 31, 1999.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $478,500 for the development and acquisition of oil and gas property.

     Segment information consists of the following:

                                                   Nine months     Twelve months
                                                     ended            ended
                                                 March 31, 1999    June 30, 1998
                                                 --------------    -------------
Revenue:

  Oil and gas ..............................      $ 1,004,640       $   863,588
  Mining ...................................              -0-               -0-
  Power plant construction .................              -0-               -0-
  General corporate ........................           18,846            47,236
                                                  -----------       -----------

         Total revenue .....................      $ 1,023,486       $   910,824
                                                  ===========       ===========
Results of operations
  (excluding overhead
   and interest costs):

  Oil and gas ..............................      $   866,579       $   680,605
  Mining ...................................              -0-               -0-
  Power plant construction .................          (38,976)              -0-
  General corporate
    operations .............................         (393,226)         (570,067)
                                                  -----------       -----------

         Net income ........................      $   434,377       $   110,538
                                                  ===========       ===========
Depreciation, depletion
  amortization and valuation
  charged to identifiable assets:

  Oil & gas depletion ......................      $    75,000       $   107,208
  Mining ...................................              -0-               -0-
  Power plant construction .................            9,000               -0-
  General corporate ........................              -0-            12,445
                                                  -----------       -----------

         Total .............................      $    84,000       $   119,653
                                                  ===========       ===========
Capitalized expenditures:

  Oil and gas ..............................      $   488,097       $   545,034
                                                  ===========       ===========

  Mining ...................................      $       -0-       $     4,472
                                                  ===========       ===========

  Power plant construction .................      $       -0-       $       -0-
                                                  ===========       ===========

  Corporate ................................      $     7,281       $    40,291
                                                  ===========       ===========

Identifiable  assets,  net
  of accumulated depreciation,
  depletion and amortization:

  Oil and gas ..............................      $ 1,371,933       $   789,522
  Mining ...................................           44,679            47,890
  Power plant construction .................              -0-               -0-
  General corporate ........................          623,516           719,360
                                                  -----------       -----------

         Total .............................      $ 2,040,128       $ 1,556,772
                                                  ===========       ===========

Note 3 MINING PROPERTIES

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     In the past three years the Company has carried out exploration for in situ uranium deposits in Wyoming. During the years ended June 30, 1998 and 1997, the Company expended $4,472 and $63,352, respectively, on the Kaycee and Shamrock prospects. In addition during 1998, the Company issued to the president 100,000 shares of the Company's common stock, valued at $14,000, in exchange for the president's 25% interest in geological and engineering data pertaining to the Kaycee uranium prospect.

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


Note 4 NOTES PAYABLE

     The Company owes the following debt:

                                                      March 31,      June 30,
                                                         1999         1998
                                                     ------------------------
     Borrowings  from life  insurance  company  on
     cash   surrender   value  of   officer   life
     insurance,  interest  at  6%  per  annum,  no
     specific  due  date,  however,   the  Company
     intends  to repay  this  obligation  in equal
     installments  during  fiscal years  6/30/2000
     and   6/30/2001,   collateralized   by   cash
     surrender value of policy                       $  210,437    $  210,437

     Note  payable  to  related   party,   monthly
     principal  and  interest  payments of $4,269,
     due  September,   2000,   collateralized   by
     working interests in the Emigh lease                70,422       101,456

     Note  payable  to  auto  dealership,  monthly
     principal and interest  payments of $879, due
     July, 2000, collateralized by new vehicle           12,920        20,672

     Note payable to an  unaffiliated  third party
     for  the   acquisition   of   producing   gas
     properties  in  Tehama  and  Glenn  Counties,
     California, interest at 5.475%                     137,750         --
                                                     ----------    ----------

                                                        431,529       332,565

     Less current portion                               123,085        52,205
                                                     ----------    ----------

                                                     $  308,444    $  280,360
                                                     ==========    ==========

Note 5 COMMITMENTS AND CONTINGENCIES

     At June 30, 1998 the Company was committed to the following drilling and development projects in California:

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

     At March 31, 1999 the Company was committed to the following drilling and development projects in California:

            1.       Drill, complete and equip the Emigh 4-1 well.
            2.       Conduct a 3-D seismic study on the Compton Landing lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

March 31, 1999 as compared to March 31, 1998
--------------------------------------------

Registrant has sustained operating losses in prior years. In addition, Registrant has used substantial amounts of working capital in its operations. However, at March 31, 1999 current assets exceeded current liabilities by $290,319, and cash provided by operations was approximately $25,579. At June 30, 1998 current liabilities exceeded current assets by $50,734 and Registrant had a working capital deficit to that extent. The improvement of $341,053 in working capital from a negative $50,734 to a positive $290,319 is due primarily to a significant increase in net income and cash flow from its California properties during the nine months ended March 31, 1999 and the acquisition of a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. Registrant acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $68,500 in cash a note for $206,500 and 275,000 shares of Registrant's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition, Registrant sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950. The date of the acquisition and disposition was July 16, 1998. Pursuant to the agreement with Craggs, Registrant paid Craggs 25% of the cash and stock at the closing ($68,750 and 68,750 shares) and an additional $68,750 and 68,750 shares on January 3, 1999, and is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January 2000 and 2001.

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

Registrant has dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Through March 31, 1999, Registrant has expended approximately $39,000 on this project.


                              Results of Operations
                              ---------------------


March 31, 1999 Compared to March 31, 1998
-----------------------------------------

For the nine months ended March 31, 1999 Registrant's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties.

Oil and gas revenues for the nine months ended March 31, 1999 increased $402,558, from $517,857 to $920,415, a 78% increase. This increase reflects Registrant's continued successful efforts in drilling exploratory and extension wells in California as well as bringing recent acquisitions into the revenue stream.

Oil and gas production expenses increased $15,907 or 34% from $47,154 to $63,061 for the period ended March 31, 1999. This increase was due to a compensatory royalty payment made on the Emigh Lease of $15,700 in March of 1999 and a corresponding payment made in April of 1998, thereby distorting the quarter to quarter and year to date comparisons. Production costs as a percentage of oil and gas revenues were 6.9% for the nine months ended March 31, 1999 compared to 9.1% for the nine months ended March 31, 1998.

Depletion, depreciation and amortization increased significantly, from $31,720 to $84,000, a $52,280 or 165% increase. This increase reflects added volumes produced from the new wells which caused Registrant to deplete the full cost pool at a higher rate.

Selling, general and administrative expenses increased by $35,559 or 9.3% from $381,313 to $416,872. The bulk of this increase resulted from an increase in consulting fees of approximately $39,000 because Registrant began actively reviewing potential electrical generation projects.

Oil and gas revenues for the three months ended March 31, 1999 increased $63,393 from $229,219 to $292,612, a 28% increase. The increase in revenues from oil and gas sales slowed in the third quarter because of reduced product pricing but is expected to recover in the fourth quarter of fiscal 1999.

Oil and gas production expenses increased $18,894, or 135%, from $13,985 to $32,879. Again, the increase was primarily due to a compensatory royalty payment made on the Emigh Lease of $15,700 in March of 1999 and a corresponding payment made in April of 1998, thereby distorting the quarter to quarter and year to date comparisons. Production costs for the third quarter ended March 31, 1999 as a percentage of oil and gas sales were 11.2% compared to 6.2% for the same period last year. This percentage increase is due to a decline in product pricing in the current period and an increase in taxes based on prior period production.

Selling, general and administrative expenses increased by $86,966 or 108% from $80,603 to $167,569. Approximately $39,000 of this increase can be attributed to costs incurred to research and review electrical generation projects. The balance of the increase of approximately $48,000 is the result of increased salary, consulting, accounting fees and travel expense.

During the nine months ended March 31, 1999, the energy industry experienced the worst oil price in a generation. The energy industry suffered the negative aspects of these low prices with employee layoffs and exploration and development curtailments. However, beginning in April of 1999 the price of oil has improved by 90% from approximately $8.10 per barrel to $15.40 per barrel.
Gas prices have increased approximately 32% when comparing March to May sales. Assuming stable oil and gas prices at their current level, Registrant anticipates continued improvement in its oil and gas sales with the addition of the Emigh 35-2 well which came on line January 12, 1999. With management's continued emphasis on controlling costs and its improving gas sales, Registrant believes its net income and per share earnings will continue to grow through the end of its fiscal year which ends June 30, 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused and authorized this report to be signed on its behalf by the undersigned.


                                             ASPEN EXPLORATION CORPORATION
                                                       (Registrant)




                                             /s/  R. V. Bailey
                                             -----------------------------------
                                             By:  R. V. Bailey,
May 14, 1999                                      Chief Executive Officer,
                                                  Principal Financial Officer