Form 10KSB
period 1999-06-30
ASPEN EXPLORATION CORP
filed 1999-09-17
CIK 319458

SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1999.

[   ]    Transition  report  under  Section  13 or  15(d)  of the  Securities
         Exchange Act of 1934 [No Fee Required] for the transition period from ________ to ________.


Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                          84-0811316
---------------------------------                           ------------
   (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                          I.D. Number)


           2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


(Issuer's telephone number)              303-639-9860

Securities registered under Section 12(b) of the Act:      NONE

Securities registered under Section 12(g) of the Act:

                          $0.005 par value Common Stock
                          ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----       -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Aspen's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto. XX

Issuer's revenues for its most recent fiscal year were $1,316,877.

At September 17, 1999, the aggregate market value of the shares held by non-affiliates was approximately $1,596,389. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.4375) of the common stock of Aspen on the OTC Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,648,890).

At September 17, 1999, there were 5,191,322 shares of common stock (Aspen's only class of voting stock) outstanding.

                                     PART I.

Item 1.  Business
-------  --------

     (A) General Development of Business. Aspen Exploration Corporation (hereinafter "Aspen") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include Aspen and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico, and 85% owned Aspen Power Systems Corporation. All of the subsidiaries are inactive, except Aspen Power Systems.

During the last few fiscal years, Aspen's major emphasis has been on its participation in the oil and gas segment, acquiring interests in producing oil or gas properties, and participating in drilling operations. While Aspen sold its interests in producing properties in Montana, North Dakota, Oklahoma and Texas, it has acquired a number of interests in oil and gas properties in California, as described in more detail below.

During fiscal 1997 and 1998, in addition to oil and gas activities, Aspen's management focused attention on uranium deposits in sandstone in Wyoming because of the anticipated shortfall of uranium needed for nuclear power plants world-wide. However, a market for uranium projects did not develop quickly and Aspen made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. Nevertheless, in March 1998, Aspen was able to negotiate an agreement with a privately-held Canadian company which provided for Aspen to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, a privately-held Canadian company. Aspen conveyed to the privately-held company all of Aspen's interest in two uranium projects in Wyoming. The privately-held Canadian company is in default to Aspen in the amount of $125,000 which was to be paid prior to December 31, 1998. Discussions are underway to attempt to resolve this issue.

In order to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines, Aspen management has established an 85% owned subsidiary named Aspen Power Systems Corporation ("APS"), a Colorado corporation. The objective of APS shall be to seek opportunities or situations where: (i) electrical power is needed; (ii) adequate supplies of natural gas are available; (iii) electrical transmission capacity is available; (iv) suitable land is available at acceptable costs; (v) there is an adequate water supply; (vi) needed permits are available for construction and operations. APS is currently looking for situations which meet all of the above

------------------------------

requirements for the permitting of a power plant. When, and if, such a site is found, of which there is no assurance, it will be necessary for APS to find third party sources of funding in order to carry the project forward. A location in California is currently under investigation. Larry Baccari of Sheridan, Wyoming, an electrical engineer with experience in constructing turbine power plants, has assumed the presidency of APS. The board of directors of APS consists of Mr. Baccari, R. V. Bailey, president of Aspen Exploration, and Ray
K. Davis, accounting consultant to Aspen Exploration.

     (B) Risk Factors. As noted elsewhere herein, the future conduct of Aspen's business, non-oil and gas exploration activities, participation in APS stock ownership, and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that Aspen will be able to conduct its operations as contemplated herein. Certain statements contained in this report using the terms "may," "expects to," and other terms denoting future possibilities, are forward-looking statements. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond Aspen's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks include, but are not limited to:

          (1) The possibility that the described operations, reserves, or exploration or production activities will not be completed or continued on economic terms, if at all.

          (2) The exploration and development of oil and gas, and mineral properties are enterprises attendant with high risk, including the risk of fluctuating prices for oil, natural gas and other minerals being sought.

          (3) Imports of petroleum products from other countries.

          (4) The risks of not encountering adequate resources despite expending large sums of money.

          (5) The risk that test results and reserve estimates may not be accurate, notwithstanding appropriate precautions.

          (6) The possibility that the estimates on which Aspen is relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce or increase Aspen's ability to operate successfully, if at all.

          (7) Aspen's ability to participate in these projects may be dependent on the availability to Aspen of adequate financing from third parties which may not be available on commercially- reasonable terms, if at all. Many of these risks are described herein, and it is important that each person reviewing this report understand the significant risks attendant to the operations of Aspen. Aspen disclaims any obligation to update any forward- looking statement made herein.

------------------------------

          (8) Although Aspen currently has no active operations in the mining segment, mining exploration and mining have inherent risks including the environment, low prices for commodities, competition from better financed companies and the risk of failure in either exploration or mining. There is no assurance Aspen will be able to compete successfully in the exploration and mining business should that course of action be undertaken.

          (9) Aspen currently has no active operations in the power generation business. Risks involved in power generation include permitting, availability of fuel and power lines on an economical basis, a market for the product, availability of equipment, and competition from other better financed companies. There is no assurance Aspen will be able to compete successfully in the power generation business should an opportunity be found.

     (B) Narrative Description of Business.
         ----------------------------------

Oil and Gas Exploration and Development:

Aspen engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Aspen's primary area of interest currently is in the state of California.

Aspen may purchase production from other entities through the use of its working capital or may acquire interests in producing properties with loans from commercial financial institutions, which expect repayment from the production revenues, or Aspen may also purchase production from other entities through the issuance of its common stock, or arrange participations with other investors, sometimes retaining a promoted interest itself. Aspen does not have the financial resources to finance any significant acquisitions itself. Consequently, management believes that the diversification available through stock acquisitions and acquisitions financed by third parties is in the best interests of Aspen. However, since Aspen's stock is no longer quoted on NASDAQ's Small Cap Market, its stock value has been significantly reduced; and it has become more difficult and expensive for Aspen to issue stock for acquisitions. Third party financing for oil and gas acquisitions is difficult to obtain absent additional collateral being available to the lender.

-------  ----------------------

Aspen has identified and will continue to identify prospects suitable for drilling and acquisition through its management, through independent contractors retained from time to time by Aspen, and, to a lesser extent, through unsolicited submissions.

Where Aspen acquires an interest in acreage on which exploration or development drilling must be accomplished, Aspen itself will seldom assume the entire risk of drilling. Aspen will assess the relative potential and risks of each prospect and determine the degree to which it will participate in the exploration or development drilling. Generally, Aspen will invite industry participants to share in the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, Aspen may retain a carried working interest in the prospect, a reversionary interest, or may be required to finance all or a portion of its proportional interest in the prospect. While this reduces Aspen's risk and financial commitment to a prospect, it also reduces Aspen's potential return should the drilling operations prove successful.

Conversely, Aspen may from time to time participate in drilling prospects offered by other persons if it determines that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This allows Aspen to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive to Aspen than operations where it is offering the participation to others (known as "farm-outs").

Mineral Exploration and Development:

Aspen has curtailed, for the time being, active exploration for precious metals in Alaska as well as uranium exploration in Wyoming. Aspen's activities in the mineral segment are not material to Aspen at the present time.

Power Plant Construction and Electric Power Generation:

Although APS is actively seeking opportunities to construct electric power generation plants, to find good sites for power plants, and to locate parties interested in investing in such power plants, none of this has been accomplished and there is no assurance APS will be successful in any of these endeavors.

          (1) Principal products produced and services rendered: Aspen's products during fiscal 1999 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended June 30, 1999, crude oil and natural gas sales

-------------------------------

and related revenues accounted for $1,290,692 or 98% of Aspen's total revenues; while $26,185, or 2% was interest and other income. Aspen is no longer receiving any mineral revenues and derives 100% of its revenues from crude oil and natural gas sales.

          (2) Distribution methods of the products and services: Not Applicable.

          (3) Status of any publicly-announced new products or services: There has been no public announcement of, and no information otherwise has been made public about, a new product or service which would require the investment of a material amount of Aspen's assets, or which otherwise is material. Although Aspen is attempting to enter the electric power generation business through APS, thus far no progress has been made in that attempt. If a situation is found where all the factors needed to generate electrical power are present, of which there is no assurance, APS would have to find a source of funding prior to initiating any significant activities.

          (4) Competitive conditions: The exploration for and development and production of oil, gas and other minerals are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil, gas and mineral leases and producing properties are the payment of cash bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience are in a better position than Aspen to compete for such leases.

In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond Aspen's control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas. Further, it must be expected that competition for leasing of oil and gas prospects will become even more intense in the future. Aspen has a minimal competitive position in the oil and gas industry.

The acquisition of mining claims prospective for precious metals or other minerals is subject to intense competition from a large number of companies and individuals. The ability of Aspen to acquire additional leases or additional mining claims could be curtailed severely as a result of this competition.

The principal methods of competition in the industry for the acquisition of mineral leases is the payment of bonus payments at the time of acquisition of

-------------------------------

leases, delay rentals, advance royalties, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with far greater financial resources, existing staff and labor forces, equipment for exploration and mining, and vast experience will be in a better position than Aspen to compete for such leases.

If APS is successful in finding a target and thereby entering the fields of electric power plant construction or electric power generation, construction or operation of electric power generation facilities is subject to intense competition from companies already established in the industry. The ability of APS to gain a sufficient market share in this industry could be hampered or nullified by this competition.

          (5) Sources and availability of raw materials. Raw materials requisite to the transaction of Aspen's business include such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies, core drilling equipment, gold dredges and sluice boxes. Such items are commonly available from a number of sources and Aspen foresees no short supply or difficulty in acquiring any raw materials relevant to the conduct of its business.

          (6) Dependence upon one or a few major customers: In the oil and gas segment of Aspen's business, one company in fiscal 1999 and three companies in 1998 represented sales in excess of 10% of Aspen's total oil and gas revenues for the last two fiscal years. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from Aspen could almost assuredly be replaced by another buyer.

          (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration: Aspen does not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. Aspen has received a trademark registration (serial no. 74-396,919 registered on March 1, 1994) for its corporate logo. The registration is for a term of ten years, although to maintain the registration for its entire term Aspen must file an affidavit of commercial use before March 1, 2000.

          (8) Need for government approval of principal products or services:
Not applicable.

          (9) Effect of existing or probable governmental regulation: Oil and gas exploration and production, electric power generation, as well as mining activities, are open to significant governmental regulation including worker

------------------------------

health and safety laws, employment regulations and environmental regulations. Operations which occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers, or the U.S. Forest Service.

          (10) Estimate of amounts spent on research and development activities:
Aspen has not engaged in any material research and development activities since its inception.

          (11) Costs and effects of compliance with environmental laws (federal, state and local): Because Aspen is engaged in exploiting natural resources, it is subject to various federal, state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, may materially affect Aspen's earnings potential, and could cause material changes in Aspen's proposed business. At the present time, however, the existence of environmental laws does not materially hinder nor adversely affect Aspen's business. Capital expenditures relating to environmental control facilities have not been material to the operations of Aspen since its inception.

          (12) Employees. At June 30, 1999, Aspen employed three full-time persons. Aspen also uses independent contractors and other consultants, as needed.

Item 2. Properties
------------------

     (A) Oil and Gas Properties
         ----------------------

          (1) General Information
              -------------------

Aspen increased its net gas reserves by 6% (1,851 MMCF from 1,742 MMCF) during fiscal year 1999 (in addition to replacing 100% of the reserves it produced during the last fiscal year). The undiscounted future net income forecast to be recovered from oil and gas reserves increased 2.6% (to $4,214,000 from $4,107,000) during the last fiscal year, in addition to replacing the $1,172,000 of oil and gas reserves produced during the last fiscal year. Of the $4,214,000 of undiscounted future net income, $1,390,000 is expected from producing reserves and $2,824,000 is expected from non-producing reserves.

Drilling Activity
-----------------

     During the fiscal year ended June 30, 1999 Aspen participated in the drilling of 4 wells, of which 2 were completed as commercial gas wells and 2 were dry holes and plugged and abandoned, a success ratio of 50%.

-------------------------------

Denverton Creek Field, Solano County, California. Aspen owns a 23.55% to 27.55% working interest in approximately 2,041 gross (1,798 net) acres located in this field. Aspen, with other participants, drilled and completed the Emigh 35-2 well in the winter of 1998 to a total depth of 11,100' and extended the previously defined productive limits of the field in a northeasterly direction. This well encountered over 225 feet of net pay in eight different formations. This was Aspen's fourth consecutive completion out of four attempts in this field. Cumulative production from the 4 wells (Emigh 34-1, 2-1, 35-1 and 35-2) as of June 30, 1999 was in excess of 4,500,000 MCF. First production commenced from the Emigh 34-1 in November 1996.

Aspen drilled and plugged and abandoned the Emigh 4-1 well in June 1999. The well had some gas shows, but electric log analysis indicated very minor amounts of potential net gas sand.

Aspen plans to spud its sixth well in the Denverton Creek Field, the Emigh 3-1, in October 1999. The well will be drilled to a depth of 10,800' and will target the Martinez, McCormick, H&T, Bunker, Starkey and Peterson formations.

Rosedale Field, Kern County, California. Aspen acquired a 12% operated working interest (9.51% net revenue interest) in two flowing oil wells and two shut-in oil wells effective November 1, 1995, located in the Rosedale Field, Kern County, California. These wells produce high gravity oil (32(degree)) from the Stevens formation at depths ranging from 6,400' to 6,600'. The Arco 36X-10 has been flowing oil for over eight years. Cumulative production as of June 30, 1999 is approximately 228,000 barrels of oil and the current production is approximately 38 BOPD and 40 BWPD. The Arco 46X-10 commenced production in April, 1998 and is currently pumping 37 BOPD and 92 BWPD.

West Bellevue Extension Field, Kern County, California. Aspen acquired an 18% operated working interest (13.34% net revenue interest) in one pumping oil well located in the West Bellevue Extension Field, Kern County, California effective November 1, 1995. This well has produced approximately 124,000 barrels of high gravity oil (32(degree)) from the Stevens formation from a depth of approximately 8,400' to 8,500'. The well was recompleted in April, 1998 in a higher Stevens interval at a depth of 7,655' to 7,664'. This zone is currently pumping 25 BOPD with no water since inception. One behind-pipe zone exists in this well which will be tested at a later date. Aspen has 680 gross acres contiguous to this well which appear to have several good offset drilling locations.

In October 1997, Aspen completed the Brandt 26X-27 well, an extension test to its Brandt 16X-27 well. The new well commenced production from the Stevens

------------------------------

formation in October 1997, and is currently flowing approximately 80 BOPD and 0 BWPD with a flowing tubing pressure of 240#. Cumulative production to date is approximately 54,000 BO in only 21 months of production.

Aspen plans to spud the Brandt 46X-27 well in the fourth quarter of 1999. This well will be an updip extension test to the Brandt 26X- 27.

Northwest Compton Landing, Colusa County, California. Aspen drilled and completed the Compton Landing 97-1 well, located in Colusa County, California in late fall of 1997 (October-November). The well was drilled to a depth of 2,730' and dually completed from two Kione intervals. The well declined rapidly, produced only 45,000 MCF of 919 BTU gas, and was plugged and abandoned in September 1998. Aspen acquired additional seismic data over its leasehold to evaluate any future potential. The Yerxa 2-1 well was drilled in September 1999 based on the promising results of this data. However, this well has since been plugged and abandoned.

Malton Black Butte, Tehama and Glenn Counties, California. On July 16, 1998, Aspen acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. Aspen acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $275,000 in cash and 275,000 shares of Aspen's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition, Aspen sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950 ($6,050 per one percent working interest, as compared to Aspen's purchase price of $5,500 per one percent working interest). The affiliated purchasers are Aspen's president, R.V. Bailey, vice president, Robert Cohan, and consulting accountant, Ray Davis, who acquired working interests of 3%, 2%, and 5%, respectively.

Pursuant to the agreement with Craggs, Aspen paid Craggs 25% of the purchase price at the closing ($68,750 cash and 68,750 common shares); and an additional $68,750 cash was paid, and 68,750 common shares of stock were issued during January of 1999. Aspen is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January of 2000 and 2001. The affiliated and unaffiliated parties who purchased the working interests from Aspen paid their entire purchase price prior to the closing.

Aspen acquired 3 square miles of seismic data to evaluate the undeveloped acreage on its Johnson lease. Aspen participated in the drilling of 3 successful wells out of 3 attempts (1 in fiscal 1999 and 2 in fiscal 2000; see subsequent events) based on the analysis of the data.

------------------------------

The Elektra 1 was drilled and completed in June 1999. The well was drilled to a total depth of 4,060', and encountered various pay zones in the Kione and Forbes formations. One of the Forbes zones was tested at 3,000 MCFPD, and the Kione formation was tested at 500 MCFPD. The well will be produced as a dual completion. Aspen owns a 7.56% working interest in this well.

Winters Gas Field (Dickson Creek), Solano County, California. The Cilker 4-1 well was drilled and abandoned as a dry hole in November 1998.

------------------------------

     (2) Production Information

          (i) Net Production, Average Sales Price and Average Production Costs (Lifting). The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 1999, 1998 and 1997, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                               Years Ended June 30,
                                               --------------------
                                       1999              1998             1997
                                       ----              ----             ----
     Net Production
     --------------
     Oil (Bbls)                        10,317             6,942           5,636
     Gas (Mcf)                        457,695           259,394          81,523

     Average Sales Prices
     --------------------
     Oil (per Bbl)                    $10.94            $12.57           $19.99
     Gas (per Mcf)                    $ 2.31            $ 2.51           $ 2.50

     Average Production Cost (1)
     ---------------------------
     Per equivalent
       Bbl of oil                     $ 4.14            $ 3.65           $ 4.67

     Average Lifting Costs (2)
     -------------------------
     Per equivalent
       Bbl of oil                     $  .91            $ 1.51           $ 1.93

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling writedown, or depreciation, depletion and amortization.

------------------------------

          (ii) Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding Royalty Interests.

               (a) Leasehold Interests - Productive Wells and Developed Acres:
The table below sets forth Aspen's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 1999:

                                                         Aspen's
                                             Producing and Shut-In Wells
                                             ---------------------------
                                             Gross              Net(1)
                                             -----              ------
                                         Oil       Gas       Oil      Gas
                                         ---       ---       ---      ---
        Prospect
        --------

        California:
          Arco 36X                          1       --       0.12      --
          Arco 46X                          1       --       0.12      --
          Brandt 16X                        1       --       0.18      --
          Brandt 26X                        1       --       0.1343    --
          Grey Wolf 1                      --        1       --       0.1800
          Sanborn 3-3                      --        1       --       0.0080
          Emigh 34-1                       --        1       --       0.2355
          Emigh 2-1                        --        1       --       0.2355
          Emigh 35-1                       --        1       --       0.2380
          Emigh 35-2                       --        1       --       0.2755
          Johnson Unit                     --        3       --       0.6300
          Gay Unit                         --        3       --       0.6300
          Elektra 1                        --        1       --       0.0756
                                           --       --       ------   ------

        TOTAL                               5       14       0.5543   2.5781
                                           ==       ==       ======   ======



(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

------------------------------

                                                     Developed Acreage Table
                                                   --------------------------
                                                    Aspen's Developed Acres(1)
                                                     Gross(2)           Net(3)
                                                    --------           ------
         Prospect

         California:
                  Grey Wolf (1)                      120.00             21.60
                  W Bellevue Ext Fld                 160.00             24.14
                  Rosedale Field                      80.00              9.60
                  Sanborn 3-3                        615.00              5.23
                  Denverton Creek                    640.00            157.92
                  Johnson Unit                       535.00            112.35
                  Gay Unit                           615.18            129.19
                  Elektra (1)                        125.00              9.45
                                                   --------            ------

                           TOTAL                   2,890.18            469.48
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

               (ii) (b) Royalty Interests in Productive Wells and Developed
Acreage: The following tables set forth at June 30, 1999 Aspen's royalty interest in productive gas wells and developed acres:

                          Overriding Royalty Interests
                          ----------------------------

                                           Productive Wells          Gross
                                           ----------------          -----
  Prospect                   Interest(%)     Oil      Gas           Acreage(1)
  --------                   -----------     ---      ---           ----------

  California:
   Emigh 35-1                1.68000         --        1              160.00
   Emigh 35-2                1.68000         --        1              160.00
   Gay Unit                  5.00000         --        1              615.18
   Sanborn 3-3               0.10159         --        1              615.00
                                             --       --            --------

                    TOTAL                    --        4            1,550.18
                                             ==       ==            ========

(1) Consists of acres spaced or assignable to productive wells.

------------------------------


               (ii) (c) Drilling Activity: The following table sets forth the results of Aspen's drilling activities during the fiscal years ended June 30, 1999 and 1998:

                                             Drilling Activity
                                             -----------------
                              Gross Wells                             Net Wells
                              -----------                             ---------
Year                       Total    Producing       Dry      Total    Producing       Dry
----                       -----    ---------       ---      -----    ---------      ---

1998  Exploratory            2           1           1        .17        .07          .10
      Development            3           3                    .61        .61

1999  Exploratory            4           2           2        .76        .35          .41



               (ii) (d) Leasehold Interests - Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 1999:

                                              Aspen's Undeveloped Acreage
                                              ---------------------------
                                                Gross               Net
                                                -----               ---

         California:
           Denverton Creek                     1,401.00            329.93
           W. Bellevue Extension
             Field                               520.00             30.16
           NW Compton Landing                  1,038.55            187.98
           Winters                               773.30            386.65
           Rice Creek                            137.55            137.55
                                               --------          --------

                           TOTAL               3,870.40          1,072.27
                                               ========          ========


               (iii) Delivery Commitments. Aspen is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

     (3) Reserve Information

Oil and Gas Reserves. Oil and gas reserves for Aspen's properties have been evaluated at June 30, 1999 by Cecil Engineering, Inc.

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

------------------------------

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


                            Estimated Proved Reserves
                            -------------------------

     The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 1999 and 1998. See Note 11 to the Consolidated Financial Statements and the above discussion.

       Proved Reserves                               Oil (Bbls)       Gas (Mcf)
       ---------------                               ----------       ---------

Estimated quantity, June 30, 1997                      28,000         1,631,000

  Revisions of previous estimates                       5,000          (116,000)
  Discoveries                                           3,000           487,000
  Production                                           (7,000)         (260,000)
                                                   ----------        ----------

Estimated quantity, June 30, 1998                      29,000         1,742,000

  Revisions of previous estimates                      (3,000)          (26,000)
  Discoveries                                           1,000           400,000
  Purchases                                              --             192,000
  Production                                          (10,000)         (457,000)
                                                   ----------        ----------

Estimated quantity, June 30, 1999                      17,000         1,851,000
                                                   ==========        ==========


                       Developed and Undeveloped Reserves
                       ----------------------------------

                                        Developed      Undeveloped       Total
                                        ---------      -----------       -----
Oil (Bbls)
      June 30, 1998                       26,000           3,000          29,000
      June 30, 1999                       14,000           3,000          17,000

Gas (Mcf)
      June 30, 1998                      907,000         835,000       1,742,000
      June 30, 1999                      606,000       1,245,000       1,851,000

------------------------------

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to Aspen's proved oil and gas reserves as well as other reserve information, see Note 11 to the Consolidated Financial Statements.

               (i) Oil and Gas Reserve Estimates Filed. No estimates of total proved net oil or gas reserves were filed by Aspen with, or included in reports to, any federal authority or agency since the beginning of Aspen's last fiscal year.

          (B) Mining Properties

Valdez Creek, Alaska
--------------------

Aspen holds 6 state mining claims on Valdez Creek in central Alaska about halfway between Anchorage and Fairbanks. A placer gold mining operation on Aspen's claims on Valdez Creek was for a time the largest gold producer in Alaska, but that mining operation has been closed and the land reclaimed. Management of Aspen believes the source of much of the placer gold mined previously may exist on the claims currently being held by Aspen. Further studies will be required before a course of action may be decided upon for these properties. There are no holding costs for these claims.

Cook Inlet and other Alaska
---------------------------

In 1980, Aspen filed applications for State of Alaska offshore prospecting permits for a total of approximately 1.2 million gross acres in south and southeastern Alaska with the objective of locating and producing placer gold from the sea floor. Applications for most of this acreage were dropped by Aspen or denied by the State of Alaska. At present, applications for approximately 60,000 acres in central Cook Inlet are still pending, as are applications for approximately 100,000 acres of offshore state lands in southern and southeast Alaska. It is not likely that these applications will be granted because of opposition from various organizations and individuals. These applications are not considered material to Aspen.

Uranium Prospects, Wyoming
--------------------------

In March of 1998 Aspen succeeded in reaching an agreement with a privately-held Toronto, Ontario based company whereby Aspen sold its interest in two uranium projects in Wyoming and received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. The final payment of $125,000 has not been received by Aspen and discussions are underway with the Toronto-based company to define a payment schedule. Under the terms of the agreement reached in March 1998, Aspen also received 25% (2,000,000 shares) of

------------------------------

the common stock of the privately-held company. Because there is not, and may never be, a market for these shares, the stock may prove to be of no value. In the event that Aspen receives the $125,000 in arrears, it will be recorded as income in the period received.

Management of Aspen believes that these uranium prospects are prospective for the production of uranium by in situ methods, although there is no assurance such deposits will be found or may be exploited.

     (C) Title

          (1) Oil and Gas. As is customary in the oil and gas industry, Aspen performs only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where Aspen is the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. Aspen believes that the title to its properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties owned by Aspen are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Aspen does not believe that any of these burdens materially detract from the value of the properties or will materially interfere with their use in the operation of Aspen's business.

Aspen has purchased producing properties on which no updated title opinion was prepared. In such cases, Aspen has retained third party certified petroleum landmen to review title.

          (2) Mining. Aspen does not have title opinions on its mining claims and, therefore, has not identified potential adverse claimants nor has it quantified the risk that any adverse claimant may successfully contest all or a portion of its title to the claims. Furthermore, the validity of all unpatented mining claims is dependent upon inherent uncertainties such as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. In the absence of a discovery of valuable minerals, a mining claim is open to location by others unless the claimant is in actual possession of and diligently working the claim (pedis possessio). No assurance can be given with respect to unpatented mining claims in the exploratory stage that a discovery of a valuable mineral deposit will be made.

------------------------------

To maintain ownership of the possessory title created by an unpatented mining claim against subsequent locators, the locator or his successor in interest must pay an annual fee of $100 per claim. Title examinations for a particular claim will be made when and if a significant discovery is made on that claim.

     (D) Office Facilities. Aspen's office space consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Aspen signed a two year lease agreement and is subject to a lease rate of $999 per month. Aspen also paid $816 as a security deposit for the term of the lease, which is in effect through December 31, 1999.

Item 3. Legal Proceedings
-------------------------

     Aspen is not currently involved in any legal actions.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 1999, or any subsequent period.

                                     PART II

Item 5. Market for Aspen's Common Stock & Related Security Holder Matters.
--------------------------------------------------------------------------

     (A) Market Information

     Aspen's common stock is now quoted on the OTC Bulletin Board under the symbol "ASPN". The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

     The OTC Bulletin Board adopted new rules which result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. At June 30, 1999 and 1998, Aspen believes it is in full compliance with these rules.

                                             Range of Bid Prices
                                                 Common Stock
                                            ----------------------
                                            Low Bid       High Bid
                                            -------       --------

Fiscal Year Ended June 30, 1999:
--------------------------------
         First Quarter                        $.44           $1.13
         Second Quarter                        .44             .69
         Third Quarter                         .44             .59
         Fourth Quarter                        .50             .56


Fiscal Year Ended June 30, 1998:
--------------------------------
         First Quarter                        $.07           $ .20
         Second Quarter                        .20            1.00
         Third Quarter                         .20             .45
         Fourth Quarter                        .28            1.25


     (B) Holders
     -----------

     The approximate number of stockholders of record of Aspen's common stock at June 30, 1999 and 1998 was 1,375 and 1,408, respectively. This number does not reflect an indeterminate number of beneficial holders who own their shares in street name through broker/dealers and other depositories.

Item 5. Market for Aspen's Common Stock & Related Security Holder
        Matters (Continued).
------------------------------------------------------------------

     (C) Dividends
     -------------

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 1999, or subsequently, and Aspen has paid no cash dividends on its common stock since inception. There are no contractual restrictions on Aspen's ability to pay dividends to its shareholders.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
---------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

June 30, 1999 as compared to June 30, 1998
------------------------------------------

Commencing in fiscal 1996 and continuing through 1998, Aspen reviewed all aspects of its operations in an effort to reduce expenditures as much as possible while making efforts to preserve Aspen's assets and build up cash flow. These decisions included: the sale of Aspen's oil and gas assets in Montana, North Dakota, Oklahoma and Texas; the decision to defer the payment of portions of officers' salaries; the decision to defer compliance with Aspen's reporting obligations under the Securities Exchange Act of 1934, as amended, as of June 30, 1998, Aspen is current with all SEC filing requirements; the voluntary reduction of certain officers' salaries; and the decision to concentrate on the development of cash flow from oil and gas operations in California, in which an officer of Aspen has significant experience.

Prior to fiscal 1998, Aspen had sustained operating losses. In addition, Aspen used substantial amounts of working capital in its operations. At June 30, 1998, current liabilities exceeded current assets by $50,734. At June 30, 1999, current assets exceeded current liabilities by $33,374 and Aspen has positive working capital to that extent. In light of recent successful drilling operations and the acquisition of producing properties, increased revenues should continue to have a positive effect on Aspen's working capital and contribute significantly to its cash flow in the coming months.

In order to provide interim financing, Aspen withdrew $185,000 during fiscal 1997 and an additional $15,000 in September 1997 against a split dollar life insurance plan. Aspen also sold its non-California oil and gas production for $100,000 cash to an affiliate as further described in Item 12. Also, during August and October of 1997, Aspen borrowed an additional $130,000 to finance its share of drilling an offset well on the Emigh property from the same affiliate. In addition, an officer of Aspen elected to defer a portion of his salary. At June 30, 1999 and 1998, the amount due to officers was approximately $-0- and $69,000, respectively. At June 30, 1999, the $200,000 insurance loan was paid in full and the balance due to affiliates was reduced to $59,487 as a result of cash made available by operations.

From June 30, 1998 to June 30, 1999, Aspen's working capital increased from a deficit of $50,734 to a positive $33,374. The increase was due primarily to a decrease in accounts payable and accrued expenses of $128,900, the elimination

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------

of $68,750 of amounts due related parties and the reduction of $56,000 in advances due joint owners. This decrease in current liabilities is offset somewhat by the reduction in cash of $90,000 and accounts receivable of $6,000 and the increase in current portion of notes payable of $74,000.

These cost cutting decisions resulted in Aspen sharing certain oil and gas drilling opportunities with third party investors (including some affiliated investors as described in Item 12, below) and taking a reduced interest until after payout to the third party investors. Payout in several of the wells has occurred, and consequently, Aspen is now receiving increased revenues from its oil and gas operations. This commenced in the first quarter of calendar year 1997 and should continue over the life of the producing wells.

During fiscal 1999, Aspen Exploration Corporation created Aspen Power Systems Corporation ("APS"), an 85% owned subsidiary. Aspen has dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Aspen has dedicated a total of approximately $130,000 of financing in order to provide funding for APS to attempt to commence funding its own operations. Such dedicated funding will come from Aspen's operating funds derived from oil and gas production. There is no assurance APS will be able to fund its own operations after the dedicated funding by Aspen is fulfilled. Through June 30, 1999, APS has expended $83,950 on this project.

In March 1998, Aspen reached an agreement with a privately-held Canadian company which provided for Aspen to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, a privately-held Canadian company. Aspen conveyed to the privately-held company all of Aspen's interest in two uranium projects in Wyoming. The privately-held Canadian company is in default to Aspen in the amount of $125,000 which was to be paid prior to December 31, 1998. Discussions are underway to attempt to resolve this issue.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)
----------------------------------------------------------


                              Results of Operations
                              ---------------------

1999 Compared to 1998
---------------------

For the twelve months ended June 30, 1999, Aspen's operations continued to be focused on the production of oil and gas and the investigation for possible acquisition of producing oil and gas properties.

Oil and gas revenues, which includes income from management fees, for the twelve months ended June 30, 1999, increased $427,104, from $863,588 to $1,290,692, a
49% improvement. This increase reflects increased emphasis on operations conducted in California and the continued production from the Emigh lease which came on stream in November 1996, and now includes four producing gas wells. The increase in oil and gas revenues were further enhanced by the addition of the Brandt 26X-27 and Arco 46X-10 which came on line during September 1997 and April 1998, respectively, and the acquisition of the Johnson and Gay Units, which were acquired during July 1998.

Oil and gas production expenses increased $3,200 from $75,775 to $78,971, a 4% increase. This increase was due primarily to the addition of three producing gas properties during the year.

Depletion, depreciation and amortization increased significantly, from $119,653 to $289,096, a $169,443 increase or 142%. This increase was due to an increase in the full cost pool of approximately $627,000, causing the depletable base to be larger and a substantial increase in the production of oil and gas when compared to fiscal 1998. On an MCF equivalent basis, reserves at June 30, 1999 increased approximately 2% from a year earlier.

Selling, general and administrative expenses decreased $102,600 or 17.8% during fiscal 1999, reflecting Management's continued commitment to contain costs and increase cash flow.

As a result of Aspen's operations for the fiscal year ended June 30, 1999, Aspen ended the year with a net income of $330,250 compared to a net income of $110,538 a year earlier. This increase of approximately $220,000 reflected an increase of approximately $427,000 in oil and gas sales and related management fees. These increases are the direct result of successful drilling and production operations conducted in California. Other income decreased $26,717 or 96% from $27,713 in 1998 to $996 in 1999. The decrease in other income was

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)
----------------------------------------------------------

caused by the elimination of one time charges for billings to third parties for services rendered by officers of $6,750, the recapture of allowance for doubtful accounts now deemed collectible of $12,500, and the adjustment of officer accrued vacation salary payable of $7,200 during fiscal year 1998.

During the twelve months ended June 30, 1999, the energy industry experienced the lowest oil prices in a generation. The energy industry suffered the negative aspects of these low prices with employee layoffs and exploration and development curtailments. However, beginning in April 1999, the price of oil improved by 92% from approximately $8.10 per barrel to $15.56 per barrel. Gas prices increased approximately 32% when comparing March to June sales. Assuming stable oil and gas prices at their current level, Aspen anticipates continued improvement in its oil and gas sales with the addition of the Emigh 35-2 well which came on line January 12, 1999, and the Elektra 1 well which first produced during July 1999. With management's continued emphasis on controlling costs and its improving gas sales, Aspen believes its net income and per share earnings will continue to grow.

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

Aspen has completed an assessment of its IT systems. Aspen has determined that these systems are either compliant or will be compliant with relatively minor modifications or upgrades (many of which would have been made in any event as part of Aspen's continuing effort to enhance its IT systems). All necessary modifications and upgrades and the testing thereof have been successfully completed at June 30, 1999.

Aspen is assessing its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment and the automatic wellhead equipment used to operate wells. All of these systems have been determined to be Year 2000 compliant.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)
----------------------------------------------------------


To date Aspen has relied upon its internal staff to access its Year 2000 readiness. The costs associated with assessing Aspen's Year 2000 internal compliance and related systems modification, upgrading and testing were immaterial.

Aspen is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of Aspen to third parties' failure to address their Year 2000 issues. While Aspen has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting Aspen is vulnerable to potential Year 2000 failures by these parties. These communications are expected to continue into the third quarter of 1999. At this time Aspen has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

Aspen does not anticipate any significant disruptions of its operations due to Year 2000 issues. Among the potential "worst case" problems Aspen could face would be the loss of electricity used to power well pumps and compressors that would result in wells being shut-in, or the inability of a third party gas gathering company or pipeline to accept gas from Aspen's wells or gathering lines which would also result in Aspen's wells being shut-in. A disruption in production would result in the loss of income.

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Aspen Exploration Corporation and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiaries as of June 30, 1999 and 1998, and the results of their consolidated operations and cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.




                                         GORDON, HUGHES & BANKS, LLP

Englewood, Colorado
September 3, 1999

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                             June 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Current Assets:
  Cash and cash equivalents, including
    $296,294 and $331,894 of invested cash
    in 1999 & 1998, respectively (Note 1) ......    $   335,603     $   425,306
  Precious metals (Note 1) .....................         18,823          18,823
  Accounts & trade receivables .................        108,913         115,144
  Prepaid expenses .............................          9,770           8,762
                                                    -----------     -----------
  Total current assets .........................        473,109         568,035
                                                    -----------     -----------
Investment in oil & gas properties, at
  cost (full cost method of
  accounting) (Note 11) ........................      2,309,566       1,682,521
    Less accumulated depletion and
      valuation allowance ......................     (1,280,305)     (1,006,902)
                                                    -----------     -----------
                                                      1,029,261         675,619
                                                    -----------     -----------
Property and equipment, at cost:
  Furniture, fixtures & vehicles ...............        178,403         171,122
    Less accumulated depreciation ..............       (136,237)       (120,544)
                                                    -----------     -----------
                                                         42,166          50,578
                                                    -----------     -----------
Undeveloped mining properties, at
  cost (Note 2) ................................            -0-          27,826
Cash surrender value, life insurance
  (Note 3) .....................................        239,095         231,314
Other ..........................................           --             3,400
                                                    -----------     -----------
Total assets ...................................    $ 1,783,631     $ 1,556,772
                                                    ===========     ===========

                              (Statement Continues)
                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,
                                                   ----------------------------
                                                       1999            1998
                                                   -----------      -----------

Current liabilities:
  Accounts payable and accrued
    expenses .................................     $   280,920      $   409,815
  Advances from joint interest owners ........          32,245           87,999
  Due to related parties (Note 9) ............             -0-           68,750
  Notes payable - current (Note 5) ...........         126,570           52,205
                                                   -----------      -----------

  Total current liabilities ..................         439,735          618,769
                                                   -----------      -----------
Notes payable - long term (Note 5) ...........          81,003          280,360
                                                   -----------      -----------
Stockholders' equity:
    (Notes 1 and 6):
    Common stock, $.005 par value:
      Authorized:  50,000,000 shares
      Issued and outstanding:  At June
      30, 1999: 5,191,322 and June 30,
      1998: 4,916,322 ........................          25,956           24,581

  Capital in excess of par value .............       5,951,602        5,677,977
  Accumulated deficit ........................      (4,686,665)      (5,016,915)
  Deferred compensation ......................         (28,000)         (28,000)
                                                   -----------      -----------
  Total stockholders' equity .................       1,262,893          657,643
                                                   -----------      -----------

Total liabilities and stockholders'
  equity .....................................     $ 1,783,631      $ 1,556,772
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended June 30,
                                                      --------------------------
                                                         1999           1998
                                                      ----------      ----------

Revenues:
  Oil and gas (Note 11) ........................      $1,171,995      $  739,426
  Management fees (Note 11) ....................         118,697         124,162
  Interest .....................................          25,189          19,523
  Other income .................................             996          27,713
                                                      ----------      ----------
                                                       1,316,877         910,824
                                                      ----------      ----------
Costs and expenses:
  Oil and gas production .......................          78,971          75,775

  Write-off of undeveloped mining
    properties .................................          25,856             -0-
  Aspen Power Systems expense
    Note (16) ..................................          83,950             -0-
  Depreciation, depletion and
    amortization ...............................         289,096         119,653

  Interest expense .............................          35,399          28,903
  Selling, general and administrative ..........         473,355         575,955
                                                      ----------      ----------
                                                         986,627         800,286
                                                      ----------      ----------
Net income .....................................      $  330,250      $  110,538
                                                      ==========      ==========
Basic earnings per common share ................      $      .06      $      .02
                                                      ==========      ==========
Diluted earnings per common share ..............      $      .06      $      .02
                                                      ==========      ==========
Basic weighted average number of ...............       5,179,267       4,619,664
                                                      ==========      ==========
  common shares outstanding
Diluted weighted average number of
  common shares outstanding ....................       5,587,978       4,644,446
                                                      ==========      ==========

                 See Notes to Consolidated Financial Statements

Item 7.  Financial Statements and Supplementary Data

                                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                          Common Stock
                                              -------------------------------------
                                                                         Capital in                        Deferred
                                              Number          Par        Excess Of      Accumulated     Compensation
                                              Of Shares       Value       Par Value       Deficit        To Officers         Total
                                              ---------       -----      -----------      -------        -----------         -----

Balances, June 30, 1997 ................      4,456,322    $    22,281    $ 5,609,877    $(5,127,453)    $      --       $   504,705

Stock issued to Officers,
 Directors, Employees
 and Consultant for
 services at $.14 per share ............        460,000          2,300         62,100           --           (28,000)         36,400

Options granted to Officers,
  Directors, Employees
  and Consultant .......................           --             --            6,000           --              --             6,000

Net income for year ....................           --             --             --          110,538            --           110,538
                                            -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 1998 ................      4,916,322         24,581      5,677,977     (5,016,915)        (28,000)        657,643
                                            -----------    -----------    -----------    -----------     -----------     -----------

Stock issued for oil and
 gas properties ........................        275,000          1,375        273,625           --              --           275,000

Net income for year ....................           --             --             --          330,250            --           330,250
                                            -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 1999 ................      5,191,322    $    25,956    $ 5,951,602    $(4,686,665)    $   (28,000)    $ 1,262,893
                                            -----------    -----------    -----------    -----------     -----------     -----------


                                  See notes to consolidated financial statements





Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended June 30,
                                                              ---------------------------------
                                                                1999                    1998
                                                              --------                ---------
Cash flows from operating activities:
-------------------------------------

  Net income .............................................   $ 330,250               $ 110,538

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Services rendered for overriding royalty interest ......      18,150                   7,500
  Services rendered for stock ............................        --                    28,400
  Depreciation, depletion, amortization and
    valuation allowance ..................................     289,096                 119,653
  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable,
       and prepaid expenses ..............................       5,223                 (73,304)
    Increase (decrease) in accounts payable, accrued
       expenses and due to related parties ...............    (273,616)                145,329
    Write-off investment in other assets .................       3,400                    --
    Increase in interest payable .........................       9,781                  10,437
    (Additions) to cash surrender value ..................      (7,781)                (13,843)
    Write-off of undeveloped mining properties ...........      25,856                    --
                                                               -------                 -------

Net cash provided by operating activities ................     400,359                 334,710

Cash flows from investing activities:
-------------------------------------

  Prospect fees ..........................................      12,900                 168,575
  Sale of mining data ....................................       1,970                 125,000
  Conveyance of oil & gas properties for cash ............     477,950                    --
  Proceeds from the sale of oil and gas properties .......       7,031                   1,897
  (Additions) to oil and gas properties ..................    (595,176)               (545,034)
  Office equipment purchased .............................      (7,281)                 (6,891)
  (Additions) to undeveloped mining properties ...........        --                    (4,472)
  (Additions) to other assets ............................        --                    (3,400)
  Refund of deposit ......................................       2,100                    --
                                                               -------                 -------

Net cash (used in) investing activities ..................    (100,506)               (264,325)







                                  See notes to consolidated financial statements




Item 7. Financial Statements and Supplementary Data
---------------------------------------------------


                                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                       Year Ended June 30,
                                                                                   ----------------------------
                                                                                      1999              1998
                                                                                   ---------          ---------
Cash flows from financing activities:
-------------------------------------

  Notes payable-proceeds .................................................             2,571            151,000
  Notes payable-repayments ...............................................          (392,127)           (34,544)
                                                                                   ---------          ---------


Net cash provided by (used in) financing activities ......................          (389,556)           116,456
                                                                                   ---------          ---------


Net increase (decrease) in cash and cash equivalents .....................           (89,703)           186,841

Cash and cash equivalents, beginning of year .............................           425,306            238,465
                                                                                   ---------          ---------

Cash and cash equivalents, end of year ...................................         $ 335,603          $ 425,306
                                                                                   =========          =========


Schedule of non cash investing activities:
------------------------------------------

Issuance of common stock for mining properties ...........................         $    --            $  14,000

Issuance of common stock for oil & gas properties ........................           275,000               --

Increase in notes payable for equipment ..................................              --               20,672

Increase in notes payable for oil & gas properties .......................           275,000               --
                                                                                   ---------          ---------

                                                                                   $ 550,000          $  34,672
                                                                                   =========          =========

Interest Paid ............................................................         $  25,481          $  10,153
                                                                                   =========          =========

Income taxes paid ........................................................         $   2,143          $     -0-
                                                                                   =========          =========



                                  See notes to consolidated financial statements

                                                        33


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and uranium and other mineral properties.

     Through November 1996, the Company had oil and gas operations in Wyoming, Montana, North Dakota, Colorado and California, and after November 1996, principally in California. The Company's primary mineral projects and targets of exploration (uranium) were in central Wyoming until they were sold on March 1, 1998.

     The Company has two wholly owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico, as well as 85% owned Aspen Power Systems Corporation ("APS") formed in February 1999. Aspen Gold Mining has staked 6 claims on Valdez Creek in central Alaska. Other than those claims, none of the subsidiaries have any assets, liabilities or operations. The purpose of APS will be to attempt to design, construct and possibly operate gas turbine power plants to generate electrical energy.

     During fiscal year 1997 and the first two quarters of fiscal year 1998, the Company experienced cash flow and liquidity problems; however, subsequent cash flow has substantially increased, due to the production from three gas properties and two oil properties, which has allowed the Company to pay creditors and resume normal operations.

     A summary of the Company's significant accounting policies follows:

     Consolidated Financial Statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiaries, Aspen Gold Mining Company, Aspen Recursos de Mexico, as well as 85% owned APS. Significant intercompany accounts and transactions, if any, have been eliminated. All of the subsidiaries except APS are inactive.

     Statement of Cash Flows
     -----------------------

     For statement of cash flows purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

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

     The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

     Impairment of Long-lived Assets
     -------------------------------

     The Company periodically evaluates the carrying value of assets other than oil and gas assets for potential impairment on an ongoing basis. The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

     Financial Instruments
     ---------------------

     The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the years ended June 30, 1999 and 1998:


                                               1999                                            1998
                                                                  Per                                       Per
                               Net                               Share         Net                         Share
                              Income          Shares             Amount      Income          Shares        Amount
                              ------          ------             ------      ------          ------        ------
Basic earnings per share:

  Net income and
  share amounts               330,250        5,179,267            .06        110,538        4,619,664        .02

  Dilutive securities
   stock options                                760,000                                       190,000

  Repurchased shares                           (351,289)                                     (165,218)
                             -----------------------------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion            330,250          5,587,978          .06        110,538        4,644,446        .02
                              =======          =========         ====        =======        =========        ===


     Capital Structure
     -----------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. The Company adopted SFAS No. 129 in 1998.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Comprehensive Income
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998.

     Segment Reporting
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 131 in fiscal 1999.

     New Accounting Pronouncements
     -----------------------------

     Pension and Other Post Retirement Benefits
     ------------------------------------------

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" ("SFAS No. 132") is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company adopted SFAS No. 132 in 1999, with no material impact on its consolidated financial statements.

     Derivative Instruments and Hedging Activities
     ---------------------------------------------

     The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This standard is effective for fiscal years beginning after June 30, 1999. The Company will adopt SFAS No. 133 in the year 2000 and believes that there will be no impact on its consolidated financial statements.

     Precious Metals and Revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There is no allowance for unrealized losses against inventories due to market decline at June 30, 1999. There were no sales of gold from inventory for the years ended June 30, 1999 and 1998.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost cebter to exceed

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 1999 and June 30, 1998.

     Property and Equipment
     ----------------------

     Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $15,693 and $12,445 for the years ended June 30, 1999 and 1998, respectively.

     Undeveloped Mining Properties
     -----------------------------

     The Company capitalizes all costs associated with acquiring, exploring and developing mineral properties, including certain internal costs which specifically relate to each mining property area ("cost center"). Capitalized costs are deferred until the area of interest to which they relate is put into operation, sold, abandoned or impaired. The Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint ventures or other exploration participants reduce the amount of a cost center as a recovery of capitalized costs. The excess of the Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint ventures or other exploration participants over capitalized costs in a specific cost center are recognized as revenue in the period received. Gains or losses on the sale or abandonment of mining properties are charged to current operations. Aspen wrote off $25,856 of previously capitalized costs at June 30, 1999 as the result of management's evaluation of the payment status under an agreement involving two uranium projects in Wyoming.

     Deferred Compensation Costs
     ---------------------------

     The Company records stock bonuses to employees as an expense and an increase to paid-in capital in the year of grant unless the bonus vests

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 1999 and 1998, the Company expensed $-0- and $6,000, respectively, in stock bonuses.

     Allowance for Bad Debts
     -----------------------

     The Company considers accounts receivable to be fully collectible as recorded as of June 30, 1999 and 1998; accordingly, no allowance for doubtful accounts is required.

Note 2 MINING PROPERTIES

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     The Company has previously explored for in situ uranium deposits in Wyoming. During the years ended June 30, 1999 and 1998, the Company expended $-0- and $4,472, respectively, on the Kaycee and Shamrock prospects. In addition during 1998, the Company issued to the President 100,000 shares of the Company's common stock, valued at $14,000, in exchange for the President's 25% interest in geological data and potential uranium prospects.

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. As of September 17, 1999, the Company has not received the second payment of $125,000 and the privately-held Canadian company is in default. Discussions are underway to attempt to resolve this issue. Under the terms of the sales agreement reached in March 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value. All capitalized mining costs have been written off as of June 30, 1999.


Note 3 EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     Effective July 1, 1990, the Company implemented a 401(k) defined contribution plan covering all employees. Under the amended terms of the plan, an employee is now eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year. The original terms

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     of the plan required an employee to work at least 1,000 hours per year, have completed one year of service and be at least 21 years of age to be eligible to participate in the plan. Participants may contribute up to a maximum of 15% of their pre-tax earnings (not to exceed $10,000) to the plan. Under the plan, the Company may make discretionary contributions to the plan. The Company made no plan contribution for fiscal 1998 nor fiscal 1999.

     Split Dollar Life Insurance Plan
     --------------------------------

     As part of the President's employment agreement dated November 8, 1991 (See
     Note 9), the Company purchased a split dollar life insurance policy for the President's benefit. The Company paid an annual premium of $60,000 per year through December 31, 1997, on behalf of the President, of which a portion ("split") constituted compensation for the President. In addition, the Company at each anniversary pays the President an amount as a bonus to reimburse the President for personal income tax on his split.

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

     For the year ended June 30, 1998, the Company paid $30,000 in premiums, of which the President's portion was approximately $11,026. Additional compensation of $4,288 had been recognized as reimbursement to the President for income taxes. For the year ended June 30, 1999, the Company paid no premiums. The President's taxable amount was $33,306, equal to the "economic benefit" attributed to the President as defined by the Internal Revenue Code. Additional compensation of $9,331 has been recognized as reimbursement to the President for income taxes on the "economic benefit."

     As of June 30, 1999 and June 30, 1998, the Company's accumulated cash surrender value was $239,095 and $231,314, respectively, which has been included as an asset on the Company's balance sheet. During fiscal 1997 and 1998, the Company withdrew $200,000 of cash surrender value to pay expenses. As of June 30, 1999, the Company had repaid the entire $200,000 loan. The death benefit payable to the named beneficiary as of June 30, 1999 and 1998, is approximately $760,000. At June 30, 1999, the cash surrender value net of accrued interest was approximately $209,300.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 1999 and 1998, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the Company's paid medical insurance plan. Expenses reimbursed for fiscal 1999 and fiscal 1998 were $5,400 and $12,500, respectively.


Note 4 MAJOR CUSTOMERS

     The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:


                                                The Company
                                              ----------------
                                              A       B     C
                                             ---     ---   ---
         Year ended:

           June 30, 1999                      87%    -      -
           June 30, 1998                      60%    11%    18%

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 NOTES PAYABLE

     The Company owes the following debt:

                                                               June 30,
                                                         1999          1998
                                                      --------------------------
Borrowings from life insurance company
on cash surrender value of officer life
insurance, interest at 6% per annum,
collateralized by cash surrender
value of policy.                                      $     -0-     $  210,437

Note payable to related party, interest
at 11.21% per annum, monthly principal and
interest payments of $4,269, due September 2000,
collateralized by working interests in the
Emigh lease.                                              59,487       101,456

Note payable to auto dealership, interest
at 1.90% per annum, monthly principal and
interest payments of $879, due July 2000,
collateralized by new vehicle.                            10,336        20,672

Note payable to third party for the purchase
of producing oil and gas properties. Interest at
5.475% per annum. Principalpayments of $68,875
are due in January 2000 and January 2001.
There is no collateral for this note.                    137,750          -0-
                                                        --------      --------

                                                         207,573       332,565

         Less current portion                            126,570        52,205
                                                       ---------      --------

                                                       $  81,003      $280,360
                                                       =========      ========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Aggregate maturities of long term debt at June 30, 1999 are as follows:

         Year ending June 30,

         2000                       $ 126,570
         2001                          81,003
         2002                            -
         2003                            -
                                    ---------

                                    $ 207,573
                                    =========

     The weighted average interest rate on short term borrowings outstanding at June 30, 1999 was 7.2%.


Note 6 STOCKHOLDERS' EQUITY

     Common Stock
     ------------

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

     In July 1998, the Company acquired a 100% working interest in two gas properties for $275,000 in cash and 275,000 shares of the Company's common stock valued at $1.00 per share. Simultaneously with the acquisition, the Company sold a 79% working interest share in the properties for $477,950 in cash.

     Stock Options
     -------------

     On November 1, 1997, the Company granted stock options to purchase 50,000 shares each to two officers and 20,000 shares each to two corporate directors at $.20 per share. In addition, stock options for another 420,000 shares were granted but were not valued because the exercise price exceeded the market price on the measurement date.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On February 2, 1998, the Company granted options to purchase 25,000 shares to an employee and 25,000 shares to a consultant at $.20 per share. In addition, stock options for another 150,000 shares were granted but were not valued because the exercise price exceeded the market price at the measurement date.

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

     Restricted stock option awards of the Company's common stock are made pursuant to its equity plans at a purchase price ranging from $.20 to $.32 per common share. Unearned compensation, which is determined as the difference between the exercise price and the fair market value of the Company's stock discounted 70% on the date the option becomes exercisable, is charged to expense at that date. A total of 760,000 shares of restricted stock with a weighted average grant date value of $.12 per share using the Black-Scholes option pricing model were awarded in fiscal 1998. No restricted shares were awarded in fiscal 1999. Total compensation expense recognized in the statement of operations for restricted stock awards was $-0- during 1999 and $6,000 for 1998.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following information summarizes information with respect to options granted under the Company's equity plans:

                                                         Weighted Average
                                       Number of         Exercise Price of
                                        Shares           Shares Under Plans
                                       ---------         ------------------
         Outstanding
          June 30, 1998                760,000                $  .26

         Granted                         -0-                     -0-

         Exercised                       -0-                     -0-

         Forfeited or
          expensed                       -0-                     -0-
                                       -------                -------
         Outstanding
          June 30, 1999                760,000                $  .26
                                       =======                ======


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 1999:


                                         Outstanding                                  Exercisable
                           ---------------------------------------------       ---------------------------
                                            (1)
                                            Weighted
                                            Average          Weighted                             Weighted
                                            Remaining        Average                              Average
         Exercise           Number          Contractual      Exercisable       Number             Exercise
          Price            Outstanding      Life In Years    Price             Exercisable        Price
          -----            -----------      -------------    -----             -----------        -----

         $.20              190,000          01/01/2002         $.20             190,000            $.20

          .24              190,000          01/01/2002          .24             190,000             .24

          .28              190,000          01/01/2002          .28              90,000             .28

          .32              190,000          01/01/2002          .32              90,000             .32
                           -------                                              -------

                           760,000                                              560,000
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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company accounts for the two stock option plans under APB Opinion No. 25, under which $28,400 in compensation cost was recognized in 1998. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma accounts:

                                                    1999             1998
                                                  -------          ------

            Net Income:       As Reported         330,250          110,538
                              Pro Forma           330,250           60,872
            Basic EPS:        As Reported             .06              .02
                              Pro Forma               .06              .01
            Diluted EPS:      As Reported             .06              .02
                              Pro Forma               .06              .01


Note 7 INCOME TAXES

     There is no current or deferred tax expense for the years ended June 30, 1999 and 1998. In 1998, the Company had a net loss for income tax purposes. During 1999, the Company used $133,576 in net operating loss carryforwards to offset fiscal June 30, 1999 taxable income. At June 30, 1999 and 1998, approximately $139,000 and $386,000, respectively, of net operating loss carryforwards expired. The benefits of timing differences have not been previously recorded.

     During 1999, the Company reduced the valuation allowance related to the remaining net assets by $98,846 and increased the valuation allowance by $40,513 during 1998. The reduction reflects the Company's expectation that it is more likely than not that it will generate future taxable income to utilize this amount of net deferred tax assets.

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

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

         Deferred tax assets:                      1999               1998
                                                ----------         ----------

           General business credit              $   23,325         $   23,325
           Federal tax loss
             carryforwards                       1,110,521          1,222,806
           Valuation allowance                  (1,103,692)        (1,202,538)
                                                ----------         ----------

                                                    30,154             43,593
                                                ----------         ----------

         Deferred tax liabilities:
           Property, plant and
             equipment                              30,154             43,593
                                                ----------         ----------
                                                $    -0-           $    -0-
                                                ==========         ==========


     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                                   1999              1998
                                                ----------         --------
           Statutory federal income
             tax rate                              (34%)               (34%)

           State tax, net of federal
             benefit                                 -                  -

           Increase in net operating
             loss carryforwards                     34%                 34%
                                                ----------         ---------

           Effective rate                           -0-%                -0-%
                                                ==========         =========

     The Company has available net operating loss carryforwards of approximately $3,260,000 ($508,000 expires after 6/30/99, $594,000 expires after 6/30/00,
     $14,000 expires after 6/30/01 with the balance expiring through the year ending 6/30/12).

     In addition, the Company has tax credit carryforwards of approximately $23,300 ($16,700 expires after 6/30/99, $4,900 expires after 6/30/00,
     $1,200 expires after 6/30/01 with the balance expiring after 6/30/02).

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

     The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive. However, Aspen continues to hold a number of mining claims.

     The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of June 30, 1999, the Company was in the planning stage of this segment and no revenues have been received.

     During the year ended June 30, 1999, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $1,014,000 of revenues or 86.5% for the year ended June 30, 1999.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $627,000 for the development and acquisition of oil and gas property.

     Segment information consists of the following:


                                     Oil and Gas                Mining         Power Plant        Corporate      Consolidated
                                     -----------                ------         -----------        ---------      ------------
         Revenues:

           1999                       $1,290,692               $  -0-           $  -0-            $  26,185       $1,316,877
           1998                          863,588                  -0-              -0-               47,236          910,824

         Income (loss) from
          operations:

           1999                       $  938,318               $(25,856)        $(83,950)         $(498,262)      $  330,250
           1998                          680,605                   -0-             -0-             (570,607)         110,538

         Identifiable assets:

           1999                       $1,138,174               $ 18,823         $   -0-           $ 626,634       $1,783,631
           1998                          790,763                 46,649             -0-             719,360        1,556,772

         Depreciation, depletion
          and valuation charged to
          identifiable assets:

           1999                       $  273,403               $   -0-          $   -0-           $  15,693       $  289,096
           1998                          107,208                   -0-              -0-              12,445          119,653

         Capital expenditures:

           1999                       $  627,046               $   -0-          $   -0-           $   7,281       $  634,327
           1998                          367,063                  4,472             -0-              27,562          399,097


                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 RELATED PARTY TRANSACTIONS

     At June 30, 1999 and 1998, the Company owed its officers, shareholders and directors $-0- and $68,750, respectively. The amounts were primarily owed for accrued but unpaid compensation and unreimbursed medical, travel and entertainment expenses.

     During the years ended June 30, 1999 and 1998, the Company provided one vehicle each to the Company's president and to an employee/officer. The Company has also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on the Company's business. The cost of these items to the Company totaled less than $5,000 in each of the years ended June 30, 1999 and 1998. Management believes that the expenditures benefited the Company.

     In January 1983, the Company entered into a Stock Purchase Agreement with the Company's president, R. V. Bailey, whereby Mr. Bailey granted the Company an option to purchase up to 75% of the Company's common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires the Company to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to the Company. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. Both the Company and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another NASDAQ quotation service or any exchange on which the Company's common stock is quoted. The 1993 Agreement further requires the Company to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement. Therefore, the Company may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the two fiscal years ended June 30, 1999 and 1998.

     Mr. Cohan, the Company's vice president who resides in California, provides the Company an office in his home at no cost to the Company. The Company reimburses Mr. Cohan for expenses he incurs in his home office on behalf of the Company, such as telephone and other general and administrative expenses.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Larry Baccari, President and 15% minority shareholder of Aspen Power Systems received compensation of $73,103 relating to consulting fees incurred in the startup of this venture.

     Royalties in the fiscal year ended June 30, 1999 were assigned to employees on January 1, 1999 on newly acquired leases in the Denverton Creek Prospect and on the Johnson and Gay Units. A value of $18,150 was assigned to the Johnson and Gay Unit overrides since they were assigned after the first production runs were received. The value assigned was based on the market value established by the immediate sale of 79% of the leases to unrelated parties. The value assigned to the Denverton Creek leases is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to its employees were as follows:

                                            Denverton         Johnson
                                            Creek              & Gay
                                            Leases             Units
                                            ----------        --------

         R. V. Bailey                       1.27008%          1.26000%

         Robert A. Cohan                    1.27008%          1.26000%

         Judith L. Shelton                  0.48384%          0.48000%

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     R. V. Bailey, President and director of the Company, Robert A. Cohan, Vice President and director of the Company, and Ray K. Davis, consultant and officer of the Company, each have working and royalty interests in certain of the California oil and gas properties operated by the Company. The related parties paid for their proportionate share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. As of June 30, 1999, working interests of the Company and its related parties in certain producing California properties are set forth below:


                                        ASPEN          R. V.   R. A.    R. K.
       WELL                STATUS     EXPLORATION     BAILEY   COHAN   DAVIS
       ----                ------     -----------     ------   -----   -----

       ARCO 36X-10          PROD        12.00%         1.20%      -%    5.40%
       ARCO 46X-10          PROD        12.00          1.20       -     5.40
       BRANDT 16X-27        PROD        18.00          1.80       -     8.10
       BRANDT 26X-27        PROD        13.43          1.80     1.00    4.60
       ELEKTRA 1            PROD         7.56           .72      .72    1.80
       EMIGH 34-1           PROD        23.55             -       -     1.00
       EMIGH 2-1            PROD        23.55             -       -     1.00
       EMIGH 35-1           PROD        23.80             -       -     1.00
       EMIGH 35-2           PROD        27.55             -       -     1.00
       GAY UNIT             PROD        21.00          2.00     2.00    5.00
       GREY WOLF 1          PROD        18.00          2.00     2.50    2.00
       JOHNSON UNIT         PROD        21.00          2.00     2.00    5.00
       SANBORN 3-3          PROD          .85             -       -       -


     See Note 12 for additional related party disclosure.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. While the Company has approximately $235,600 in excess of the FDIC $100,000 limit at one bank, the Company places its cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals, with the exception of one major gas purchaser, who normally settles within 25 days of the previous month's gas purchases. The Company believes its exposure to credit risk is minimal.


Note 11 OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                         June 30,
                                               -----------------------------
                                                  1999               1998
                                               ----------         ----------

           Proved properties                   $2,309,566         $1,682,521
                                               ----------         ----------

           Accumulated depreciation,
             depletion and
             amortization                        (998,586)          (725,183)

           Valuation allowance                   (281,719)          (281,719)
                                               -----------        -----------

                                               (1,280,305)        (1,006,902)
                                               -----------        -----------

           Net capitalized costs               $1,029,261         $  675,619
                                               ===========        ==========

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Results of operations
     ---------------------

     Results of operations for oil and gas producing activities are as follows:

                                                      Year ended June 30,
                                                  -----------------------------
                                                     1999               1998
                                                  ----------          ---------
         Revenues*                                $1,290,692          $ 863,588
         Production costs                            (78,971)           (75,775)
         Depreciation and depletion                 (273,403)          (107,208)
                                                  ----------          ---------

         Results of operations
           (excluding corporate overhead)         $  938,318          $ 680,605
                                                  ==========          =========


     *  Includes oil and gas related fees and equipment rentals.

     Fees charged by the Company to operate the properties totaled approximately $9,891 per month in 1999 and $10,347 per month in 1998. In November 1996, the Company sold all of its oil and gas interests outside of California for $100,000 to the Company's consulting accountant, who is an officer and shareholder. No gain or loss was recognized on the transaction and the proceeds were used to adjust the full cost pool. The sale price was for a discount of approximately 30% of the future net cash flows related to those properties.

     Prospect generation fees received from outside investors in wells drilled during fiscal 1999 and 1998 amounted to $12,900 and $146,500, respectively. These amounts were charged against the full cost pool.

     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 1999 and 1998 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in proved reserves
     --------------------------
                                                       (Bbls)          (MCF)
                                                       ------          -----
                                                          (in thousands)

         Estimated quantity, June 30, 1997              28             1,631

           Revisions of previous estimates               5              (116)
           Discoveries                                   3               487
           Production                                   (7)             (260)
                                                      -----            ------

         Estimated quantity, June 30, 1998              29             1,742

           Revisions of previous estimates             ( 3)              (25)
           Discoveries                                   1               400
           Purchase of producing properties              -               192
           Production                                  (10)             (458)
                                                      -----            ------

         Estimated quantity, June 30, 1999              17             1,851
                                                      =====            =====


                                                  Developed
         Proved reserves         Developed      Non-Producing          Total
          at year end            ---------      -------------          -----
         ---------------                        (In Thousands)

         Oil (Bbls)

           June 30, 1998             26                   3               29
           June 30, 1999             14                   3               17

         Gas (MCF)

           June 30, 1998            907                 835            1,742
           June 30, 1999            606               1,245            1,851

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

                                                        June 30,
                                           ---------------------------------
                                             1999                     1998
                                           --------                 --------
                                                      (in thousands)

         Future cash inflows               $  4,740                  $ 4,418
         Future production and
           development costs                   (526)                    (311)
         Future income tax
           expense                           (1,433)                  (1,396)
                                           --------                  -------

         Future net cash flows                2,781                    2,711

         10% annual discount
           for estimated timing
           of cash flows                     (1,357)                  (1,004)
         Net operating loss
           carryforward                       1,433                    1,396
                                           --------                  -------

         Standardized measure
           of discounted future
           net cash flows                  $  2,857                  $ 3,103
                                           =========                 =======

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:


                                                Years ended June 30,
                                            ------------------------------
                                              1999                 1998
                                            --------              --------
                                                   (in thousands)
     Standardized measure of
       discounted future net
       cash flows, beginning
       of year                              $  2,754              $  2,550
                                            --------              --------

     Sales and transfers of
       oil and gas produced,
       net of production
       costs                                  (1,093)                 (663)

     Net changes in prices
       and production costs
       and other                                 182                    31

     Net change due to
       discoveries                               521                   664

     Acquisition of reserves                     246                    --

     Revisions of previous
       quantity estimates                        (54)                  (98)

     Other                                        26                    15

     Accretion of discount                       275                   255
                                              ------              --------

                                                 103                   204
                                              ------              --------
     Standardized measure
       of discounted future
       cash flows, end of
       year                                   $2,857              $  2,754
                                              ======              ========


     Net changes in prices and production costs of $182,000 were the result of a decline in the price received for oil and gas at year end which was offset by a greater reduction in operating costs associated with more producing gas wells in 1999 than in 1998 and fewer oil wells. The revision of previous estimates of $54,000 was the result of assigning 1,350 fewer recoverable barrels of oil to the Brandt and Arco wells and decreasing the Emigh wells recoverable reserves by 3,400 barrels. The Arco 46X-10 well

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     recoverable reserves were reduced by 5,036 MCF while the Emigh lease was reduced by 22,000 MCF. The increase of 521,000 MCF in new discoveries was the direct result of the Company's successful drilling of the Emigh 35-2, which proved up the surrounding acreage and the successful drilling of the Elektra 1 well.


Note 12 COMMITMENTS AND CONTINGENCIES

     At June 30, 1999 the Company was committed to the following development and acquisition projects in California:

     1.       Drill, complete and equip the Yerxa 2-1 well.
     2.       Drill, complete and equip the Brandt 46X-27 well.
     3.       Drill, complete and equip the Emigh 3-1 well.

     Total costs for the Yerxa 2-1 well are estimated to be $347,000 of which $62,807 is to be paid by the Company. As of June 30, 1999, the Company had received funds from one third party investor for his share of the Yerxa well. Aspen drilled, plugged and abandoned the Yerxa 2-1 well in September 1999.

     Total costs for the Brandt 46X-27 well are estimated to be $573,000 of which $33,234 is to be paid by the Company. As of June 30, 1999, the Company had received no funds from third party investors for their share of the Brandt well. It is estimated that work on the Brandt 46X-27 well will begin some time in late October or November of 1999.

     Total costs for the Emigh 3-1 well are estimated to be $991,000 of which $194,000 is to be paid by the Company. As of June 30, 1999, the Company had received no funds from third party investors for their share of the Emigh well. It is estimated that work on the Emigh 3-1 well will begin some time in late October or November of 1999.

     On July 16, 1998, the Company acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. The Company acquired a 100% working interest in the two properties from D. E. Craggs, Inc., an unaffiliated third party for $275,000 in cash and 275,000 shares of the Company's restricted common stock valued at $1.00 per share. Simultaneously with the acquisition, the Company sold a 79% working interest in the two prospects to certain unaffiliated and three affiliated purchasers for a total price of $477,950 ($6,050 per one percent working interest, as compared to the

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Company's purchase price of $5,500 per one percent working interest). The affiliated purchasers are the Company's president, R.V. Bailey, vice president, Robert Cohan, and consulting accountant, Ray Davis, who acquired working interests of 3%, 2%, and 5%, respectively. The affiliated and unaffiliated parties who purchased the working interests from the Company paid their entire purchase price prior to the closing.

     Pursuant to the agreement with Craggs, the Company paid Craggs 25% of the purchase price at the closing ($68,750 cash and 68,750 common shares); and an additional $68,750 cash was paid, and 68,750 common shares of stock were issued during January of 1999. The Company is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January of 2000 and 2001.

     The Company has an employment agreement with its President which provides for compensation of $100,000 per year to be paid, plus reimbursement of travel, entertainment, and medical expenses, health insurance, and other benefits, including a split dollar life insurance plan (See Note 3). The agreement provides for a two year term which is automatically renewable for two additional two year terms (through November 8, 1999) at the President's option. The Company is only entitled to terminate this agreement upon the President's death, disability, or for "cause" (as defined in the agreement).

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

     The Company entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. The Company has renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. The Company and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     in which to conduct the Company's business. Mr. Cohan will not charge the Company any rent for the use of his home as a business office. The Company did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of the Company.

Note 13 SUBSEQUENT EVENTS

     In July 1999, the Houghton 25-1 well was drilled to a depth of 4,600' and dually completed from two Forbes intervals for an initial estimated combined rate of 3,200 MCFPD. Gas sales are anticipated to commence in October 1999 when the pipeline hook-up is completed. The Company owns a 7.77% working interest in the well.

     In July 1999, the Eastby 36-2 well was drilled to a depth of 4,700' and dually completed from the Eocene and Forbes formations. Gas sales are anticipated to commence in October 1999 from the Eocene formation at a rate of approximately 875 MCFPD. The Company owns a 7.77% working interest in the Eocene formation and a 7.00% working interest in the Forbes formation.

     In August 1999, the Elektra 1 well (discussed in Item 2) located in the Malton Black Butte Field commenced production at a rate of approximately 2,500 - 3,000 MCFPD. This rate should be increased to 3,500 MCFPD in October 1999 when the well should be tied in to P.G.& E.'s 16" pipeline.

     Aspen drilled and plugged and abandoned the Yerxa 2-1 well in September 1999. Aspen's net share of the dry hole costs was approximately $19,000 ($26,000 - $7,000 in income for overhead fees).

Note 14 INTERIM FINANCIAL DATA

     The year end adjustment that is material to the results of the fourth quarter is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year end adjustment to the results of the fourth quarter was to increase depletion expense for the year from an estimated $107,000 based on prior years' reserve studies to an actual depletion expense of approximately $273,000, an increase of $166,000 or 155%.

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 OPERATING LEASE

     The Company leases office space from an unrelated party. The lease is for a term of 2 years and expires December 31, 1999. Rent is due monthly at $999. Rent expense for the years ended June 30, 1999 and 1998 were $11,798 and $10,369, respectively.

     Future minimum lease payments are as follows: $5,994 for fiscal year 2000.

Note 16 ASPEN POWER SYSTEMS

     During the year ended June 30, 1999, the Company established an 85% owned subsidiary (APS) to seek opportunities in the electrical power industry. Various startup costs were incurred, totaling $83,950 which have been expensed by the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------


     Holben, Boak, Cooper & Co., formerly independent accountants for Aspen, resigned as auditor on December 3, 1997 due to the pending dissolution of the accounting firm. No disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

                                    PART III


Item 9. Directors and Executive Officers of the Company
-------------------------------------------------------

     (a) Identification of Directors and Executive Officers
     ------------------------------------------------------

     As described below, the Board of Directors is divided into three classes which, under Delaware law, must be as nearly equal in number as possible. The members of each such class are elected for three-year terms at each successive meeting of stockholders. Aspen has held no annual meetings since February 25, 1994. Therefore the terms of each class of director expires at the next annual meeting of stockholders.

     The executive officers and directors of Aspen are as follows:

                                                                       Director
         Name           Age     Position               Class            Since
         ----           ---     --------               -----            -----

  R. V. Bailey          67      President,                I             1980
                                Treasurer
                                and Director

  Robert F. Sheldon     76      Director                  II            1981

  Robert A. Cohan       42      Vice President,          III            1998
                                Secretary and
                                Director

     The executive officers and directors of Aspen Power Systems are as follows:

                                                                       Director
         Name           Age     Position                   Class         Since
         ----           ---     --------                   -----         -----

  R. V. Bailey          67      Chairman,                    -            1999
                                Assistant Secretary
                                and Director

  Larry Baccari         58      President                    -            1999
                                and Director

  Ray K. Davis          57      Vice President,              -            1999
                                Secretary,
                                Treasurer and
                                Director

-------  -----------------------------------------------------------

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

     (b) Business Experience.
     ------------------------

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 36 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception.

     Robert F. Sheldon. Mr. Sheldon obtained a Bachelor of Science degree in Geological Engineering from the University of British Columbia in 1948. He served a total of approximately 40 years at various mining companies, with his experience covering a wide range of mineral commodities including gold, silver, copper, uranium, lead, zinc, nickel, mercury, molybdenum and tungsten. He is a member of the Professional Engineers of British Columbia, the Society of Mining Engineers, the Canadian Institute of Mining and Metallurgy, and the Yukon Chamber of Mines (where he served as an officer for four years). Mr. Sheldon joined Aspen's Board of Directors in April 1981.

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 20 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a

-------------------------------------------------------------------

principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President, West Coast U.S. Petroleum Exploration & Production, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     Larry Baccari. Larry Baccari has 34 years experience working in the electric power industry, following graduation from the University of Wyoming in 1964. He obtained degrees in Civil and Electrical Engineering, and is registered as a professional engineer in both disciplines in a number of states. From 1964 to 1985 he worked as a consultant to electric utilities in the western United States, including Alaska. In 1981 he formed the consulting business of Baccari & Associates. In response to changes associated with deregulation of the electric power industry, Baccari & Associates expanded their activities in the areas of project development and construction management, beginning in 1985. In 1999 he joined in the formation of Aspen Power Systems to focus on project development and construction of gas fired combustion turbine electric generation plants. He has been responsible for construction management, utility interface, and commissioning of transmission, substations and generation plant on a number of projects. He has had experience on projects with very difficult logistic and schedule problems. He is a member of The Institute of Electrical and Electronics Engineers (IEEE) and the American Society of Civil Engineers (ASCE).

     Ray K. Davis. Ray K. Davis has been associated with Aspen Exploration Corporation since 1992 and Aspen Power Systems Corp. since its inception in the capacity of Financial Consultant and provides the company with administrative services, accounting, SEC reporting and tax support. Mr. Davis is a 1967 graduate of the University of Denver, Denver, Colorado with a Bachelor of Science Degree in Business Administration. He has 30 years experience in the oil and gas and mining industries, with emphasis on asset acquisition, mergers and project due diligence. Merger and acquisition negotiations as well as due diligence projects have taken him to Russia, Alaska, Mexico and Europe. Mr. Davis has been a consultant to the oil and gas industry since November, 1984. From May of 1977 through October, 1984 he was Treasurer of Macey and Mershon Oil, Inc. responsible for financial planning and operations of the company and its owners. From June, 1973 to April, 1977 he was a partner in the firm of

-------------------------------------------------------------------


Ballard-Davis Associates which provided financial and accounting services to small and newly formed companies in the oil and gas industry. From November, 1969 to March, 1973 Mr. Davis was Controller of the Baumgartner Companies with oil, gas, mining and drilling operations in the United States and Canada. From November, 1968 to November, 1969 he was Assistant Controller of The Colorado Corporation, a wholly owned subsidiary of King Resources, Inc. Mr. Davis is a past officer and director of the Colorado Society of Petroleum Accountants. For three years he taught oil and gas accounting at Arapahoe Community College.

     (c) Family Relationships.
     -------------------------

     There are no family relationships among any of Aspen's officers and directors.


     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

          (d)(1) During the past five years there have been no filings of petitions under the federal bankruptcy laws, or any state insolvency laws, by or against any partnership in which any director or executive officer of Aspen was a general partner or executive officer at the time or within two years before the time of such a filing.

          (d)(2) No director or executive officer of Aspen has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (d)(3) During the past five years no director or executive officer of Aspen has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated by any court of competent jurisdiction permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities.

          (d)(4) During the past five years no director or executive officer of Aspen has been found by a court of competent jurisdiction in a civil action, nor by the Securities and Exchange Commission nor the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment or finding has not been subsequently reversed, suspended or vacated.

     (e) Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files.

     Based solely on its review of the copies of the reports it received from persons required to file, Aspen believes that during the period from July 1, 1995 through September 17, 1999, all filing requirements applicable to its officers, directors and greater- than-ten-percent shareholders were complied with.

Item 10. Executive Compensation

     (a) and (b) Summary Compensation Table.

     The following tables set forth information regarding compensation paid to the Chief Executive Officer and Vice President of Petroleum Exploration & Production of Aspen during the fiscal year ended June 30, 1999 and previous years:


                  Annual Compensation ($$)           Long Term Compensation
                  ------------------------           ----------------------
                                                        Awards     Payouts
                                                     ---------------------
(a)                (b)      (c)        (d)      (e)      (f)        (g)           (h)             (i)
                                                      Restricted
Name and                                                Stock     Options         LTIP           Other
Position          Year     Salary     Bonus     Other   Awards     & SARs        Payouts       Compensation*
--------          ----     ------     -----     -----   ------     ------        -------       -------------
                            ($$)       ($$)     ($$)     ($$)       (##)          ($$)              ($$)

R. V. Bailey,     1999    100,000       0       9,331      0            0           0             19,007
as President      1998    118,749       0      24,801      0      200,000           0             12,528
and Chief         1997    125,000       0      38,501      0            0           0             14,464
Executive
Officer


                  Annual Compensation ($$)           Long Term Compensation
                  ------------------------           ----------------------
                                                        Awards     Payouts
                                                     ---------------------
(a)                (b)      (c)      (d)     (e)      (f)      (g)       (h)            (i)
                                                    Restricted
Name and                                            Stock    Options     LTIP          Other
Position          Year     Salary   Bonus   Other   Awards   & SARs     Payouts     Compensation*
--------          ----     ------   -----   -----   ------   ------     -------     -------------
                            ($$)    ($$)    ($$)     ($$)     (##)       ($$)          ($$)

R. A. Cohan,      1999     91,042     0      0           0        0        0           9,069
as Vice           1998     86,042     0      0      42,000  200,000        0           1,400
President of      1997     81,042     0      0       3,000        0        0           5,464
Oil & Gas
Exploration


* Aspen has an "Amended Royalty and Working Interest Plan" by which Aspen is able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties, at Aspen's discretion. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects.

-------------------------------------------

     Aspen adopted a medical insurance plan for its employees and those of its subsidiaries, and a life insurance plan for its president and chief executive officer, R. V. Bailey. This life insurance plan includes the split-dollar insurance plan for the benefit of Mr. Bailey, which is described in Note 3 to the financial statements. $33,306 is the taxable portion for 1999, representing the executive compensation factor for this policy, and is considered compensation to Mr. Bailey. $9,331 was paid to Mr. Bailey to reimburse the tax effect of the executive compensation factor.

     Aspen adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 1998, Aspen contributed $-0- to the plan for the Plan Year 1998. At June 30, 1999, Aspen paid $-0- to the plan for the Plan Year 1999. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

     Aspen has furnished a vehicle to Mr. Bailey, and the compensation allocable to this vehicle, plus amounts paid for various travel and entertainment paid on behalf of Mr. Bailey and Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Aspen also purchased a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes; therefore, no vehicle costs were charged to Mr. Cohan.

     Aspen has agreed to reimburse its officers and directors for out-of-pocket costs and expenses incurred on behalf of Aspen.

     Royalties in the fiscal year ended June 30, 1999 were assigned to employees on January 1, 1999 on newly acquired leases in the Denverton Creek Prospect and on the Johnson and Gay Units. A value of $18,150 was assigned to the Johnson and Gay Unit overrides since they were assigned after the first production runs were received. The value assigned was based on the market value established by the immediate sale of 79% of the leases to unrelated parties. The value assigned to the Denverton Creek leases is considered nominal, as the assignments were made

--------  ----------------------------------


before the leases were proved. The overriding royalty interests in these California properties granted to its employees were as follows:

                                  Denverton                 Johnson
                                  Creek                      & Gay
                                  Leases                     Units
                                  ------                     -----

          R. V. Bailey            1.27008%                  1.26000%

          Robert A. Cohan         1.27008%                  1.26000%

          Judith L. Shelton       0.48384%                  0.48000%

     Finally, Aspen has entered into employment agreements with Mr. Bailey and Mr. Cohan, as described in Item 10(g), below.

     (c) and (d) Option/SAR Granted During the Last Fiscal Year.

     Aspen does not have a stock option or stock appreciation rights plan. Therefore this section is not applicable.

     (e) Long Term Incentive Plans/Awards in Last Fiscal Year

     Aspen has no long-term incentive plans and consequently has made no such awards.

     (f) Compensation of Directors

          (1) Standard Arrangements.
          --------------------------

     There was one board of directors meeting in fiscal 1999 attended by all directors.

     On February 11, 1997 (effective December 13, 1996) Aspen issued 20,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert
F. Sheldon.

     On March 5, 1998 Aspen issued 20,000 shares of common stock each to its outside directors, Lawton L. Clark and Robert F. Sheldon.

          (2) Other Arrangements.
          -----------------------

     There are no other arrangements for the compensation of directors of Aspen.

--------  ----------------------------------

     (g) Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.

     Aspen has entered into an employment agreement with Mr. Bailey which provides for the payment of $100,000 per year to him, reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provides for a two-year term which is automatically renewable for two additional two-year terms (through November 1999) at Mr. Bailey's option. Aspen is not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). Mr. Bailey may terminate the agreement if Aspen changes his duties substantially from those he is currently performing, or if there is a "change of control" of Aspen. If Mr. Bailey terminates the Agreement for either of the foregoing reasons, Aspen will be obligated to pay Mr. Bailey severance pay equal to the amount remaining due under the agreement, but not less than two years' salary. That payment must be made in a lump sum within thirty days of Mr. Bailey's termination of the agreement.

     In January 1983, Aspen entered into a Stock Purchase Agreement with Mr. Bailey whereby Mr. Bailey granted Aspen an option to purchase up to 75% of Aspen's common stock owned by him at his death. This agreement was replaced by a Stock Purchase Agreement dated June 4, 1993. The 1993 agreement requires that Aspen apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death, and Mr. Bailey's estate is obligated to sell such shares to Aspen. The purchase price of the shares acquired under the 1993 Agreement shall be the fair market value of the shares on the date of death. Both Aspen and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by any exchange. The 1993 Agreement further requires that Aspen maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement.

     On November 1, 1997, Aspen granted Stock Options expiring January 1, 2002, to Mr. Bailey to purchase 200,000 shares of Aspen's restricted common stock. The options are immediately exercisable in full as follows: 25% of such options at 20(cent) per share, 25% of such options at 24(cent) per share, 25% of such options at 28(cent) per share, and 25% of such options at 32(cent) per share.

     Aspen entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of

--------  ----------------------------------

employment, plus reimbursement of expenses, including health insurance. The Company has renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. (See Item 10 (g) below.) Aspen and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct Aspen's business. Mr. Cohan will not charge Aspen any rent for the use of his home as a business office. Aspen did agree to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Aspen.

     In conjunction with Mr. Cohan's employment agreement, on November 1, 1997, Aspen granted 300,000 shares of common stock at a value of $.14 per share. Aspen has the right to repurchase 200,000 shares of its common stock issued on or before December 31, 2000, if the officer is not employed by Aspen on April 15, 2000. Aspen has the right to repurchase 100,000 shares of its common stock on or before December 31, 2001, if the officer is not employed by Aspen on April 15, 2001. The repurchase price is $.01 per common share. Accordingly, Aspen has deferred recognizing as compensation to Mr. Cohan 200,000 of the 300,000 common shares issued.

     On November 1, 1997, Aspen granted Stock Options expiring January 1, 2002, to Mr. Cohan to purchase 200,000 shares of Aspen's restricted common stock. The options are exercisable as follows: 25% of such options on November 1, 1997 at 20(cent) per share, 25% of such options on October 15, 1998 at 24(cent) per share, 25% of such options on October 15, 1999 at 28(cent) per share, and 25% of such options on October 15, 2000 at 32(cent) per share.

     See also Item 12(a) Transactions with Management and Others.

     (h) Report on Repricing of Options/SARs.

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended June 30, 1999 or subsequently.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

          (a)-(b) The following table sets forth as of September 17, 1999 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.


  Individual              Ownership            # Shares                 Percent
  ----------              ---------            --------                 -------

R. V. Bailey              Record &              1,187,272(1)             22.87%
                          Beneficial

Robert A. Cohan           Record                  625,000(2)             12.04%

Robert F. Sheldon         Record                  163,160(3)              3.14%


All Officers and          Both Record           1,975,432               38.05%
Directors as a            & Beneficial
Group (3 persons)

(1) This number includes 970,952 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of R. V. Bailey are subject to an obligation of Aspen to purchase up to 75% of the common shares of Aspen owned by Bailey at the time of his death. This obligation expires 120 days from the date of Bailey's death. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange and stock options granted for 200,000 shares of common stock on November 1, 1997.

(2) This number includes 300,000 shares of common stock granted and stock options granted for 200,000 shares of common stock on November 1, 1997, some of which are not currently exercisable. An agreement for reacquisition of shares granted has been negotiated between Aspen and Mr. Cohan.

(3) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997 and stock options granted for 80,000 shares of common stock on November 1, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners & Management
          - Continued
-----------------------------------------------------------------------

     (c) Changes in Control.
     -----------------------

     Except with respect to Aspen's option to purchase R. V. Bailey's shares upon his death, and the employment agreement between Aspen and R. V. Bailey, Aspen knows of no arrangements which may at a subsequent date result in a change of control of Aspen. Aspen has no knowledge of any change in control since the beginning of its last fiscal year.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     (a) Transactions with Management and Others.
     --------------------------------------------

     Some of the Directors and Officers of Aspen are engaged in various aspects of oil and gas and mineral exploration and development for their own account. Aspen has no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between Aspen and its Officers and Directors. Aspen plans to enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and Officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), but must be approved by a majority of the disinterested directors of Aspen's Board.

     On April 1, 1996, Aspen entered into an agreement with R. V. Bailey, the president and chairman of the board of directors of Aspen, for a venture to explore and develop the Kaycee prospect, located on the western margin of the Powder River Basin in Wyoming. Aspen is the designated Operator for the prospect and has spent approximately $130,000 on the prospect to date. Over a period of more than 10 years prior to his association with Aspen, Bailey had acquired geological and engineering data relating to the prospect area, including maps and drill hole logs for more than 2,000 drill holes. An independent geological consultant has estimated more than 1.7 million pounds of U3O8 in resources for this prospect, but substantial additional drilling and other data gathering will be required in order to evaluate the prospect potential. Aspen has agreed to acquire 100% of Bailey's interest in the prospect, and all of the data, for 100,000 shares of Aspen's common stock.

     On March 1, 1998, Aspen entered into an agreement with a privately-held Canadian mining company whereby the Canadian company acquired data from Aspen related to two uranium prospects in Wyoming. Geological and engineering data suggest that uranium deposits amenable to in situ mining methods may exist within the two defined prospect areas. Under the agreement, Aspen was paid US $125,000 in 1998 and Aspen was issued 2,000,000 shares of common stock of a new Canadian company based in Toronto. Per the terms of the agreement, Aspen was due an additional US $125,000 to be paid prior to December 31, 1998. As of this filing, the privately-held Canadian company is in default to Aspen in the amount of US $125,000. Discussions are underway to attempt to resolve this issue. The Canadian company is to provide certain funding for land acquisition and exploration work on the two prospects. There is no assurance that work on the two prospects will result in discovery or definition of minable uranium deposits.

-------------------------------------------------------------------

     R. V. Bailey, President and director of Aspen, Robert A. Cohan, Vice President and director of Aspen, and Ray K. Davis, consultant and officer of Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 1999, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                   ASPEN         R. V.     R. A.        R. K.
  WELL                 STATUS    EXPLORATION    BAILEY     COHAN        DAVIS
  ----                 ------    -----------    ------     -----        -----

  ARCO 36X-10           PROD       12.00%        1.20%       -%         5.40%
  ARCO 46X-10           PROD       12.00         1.20        -          5.40
  BRANDT 16X-27         PROD       18.00         1.80        -          8.10
  BRANDT 26X-27         PROD       13.43         1.80       1.00        4.60
  ELEKTRA 1             PROD        7.56          .72        .72        1.80
  EMIGH 34-1            PROD       23.55           -         -          1.00
  EMIGH 2-1             PROD       23.55           -         -          1.00
  EMIGH 35-1            PROD       23.80           -         -          1.00
  EMIGH 35-2            PROD       27.55           -         -          1.00
  GAY UNIT              PROD       21.00         2.00       2.00        5.00
  GREY WOLF 1           PROD       18.00         2.00       2.50        2.00
  JOHNSON UNIT          PROD       21.00         2.00       2.00        5.00
  SANBORN 3-3           PROD         .85           -         -           -


     During the 1998 fiscal year, Aspen issued 100,000 shares of its common stock to its president, R. V. Bailey, 20,000 shares of its common stock to its outside directors, Mr. Sheldon and Mr. Clark, and 300,000 shares of its common stock to Mr. Cohan, its vice president.

     In 1998, Aspen borrowed $15,000 and in calendar year 1997 Aspen borrowed $185,000 from the split-dollar life insurance policy in order to pay certain ongoing corporate expenses. In June of 1999, Aspen repaid the $200,000 loan.

     Aspen borrowed $6,000 from R. V. Bailey on September 15, 1997 payable January 15, 1998. This loan bears interest of 10% and was repaid on March 2, 1998.

     During fiscal 1997, Aspen entered into negotiations with Ray K. Davis, its consulting accountant for the purchase and sale of certain producing oil and gas properties located outside of California. Effective November 1, 1996, Aspen sold all of its non- California properties for $100,000 to Mr. Davis. The sale price was for a discount of approximately 30% of the future net cash flows related to those properties.

     Aspen borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 11.2%.

-------------------------------------------------------------------

     Effective January 25, 1999 Lawton L. Clark resigned from Aspen's Board of Directors and the position of Corporate Secretary for personal reasons. Mr. Clark had no disagreement with management.

     Effective January 25, 1999 Robert A. Cohan was appointed to Aspen's Board of Directors and the position of Corporate Secretary to fill the vacancies caused by Lawton L. Clark's resignation.

     In addition, during the fiscal year Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on Aspen's business. Aspen's president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of approximately $2,500 and $5,000 for the fiscal year ended June 30, 1999 and 1998, respectively, and $5,000 for the fiscal year ended June 30, 1997. Management believes that the expenditures were to Aspen's benefit.

          Aspen also has entered into an employment agreement and a Stock Purchase Agreement with its president, as discussed in "Item 10 - Employee Compensation".

     (b) Certain Business Relationships.

     None.

     (c) (1)-(5) Indebtedness of Management.

     No director, executive, officer, nominee for election as a director, any member of the immediate family of any of the foregoing, or any corporation or organization of which any of the foregoing persons is an executive officer, partner or beneficial holder of ten percent or more of any class of equity securities, or any trust or other estate in which any such person has a substantial beneficial interest or as to which such person serves as a trustee or in a similar capacity, was indebted to Aspen in an amount in excess of $60,000 at any time since June 30, 1992.

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

10.8 Stock Purchase Agreement between R. V. Bailey and Aspen Exploration Corporation dated January, 1983(7)

10.11 Employment Agreement between Aspen Exploration Corp. and R. V. Bailey, dated November 8, 1991(8)

10.13       Split-Dollar Life Insurance Plan for R. V. Bailey(8)

10.15 Stock Purchase Agreement between Aspen Exploration Corp. and R. V. Bailey, dated June 1993(9)

22.1        Subsidiaries of Aspen

            Aspen Gold Mining Company, Colorado

            Aspen Recursos de Mexico, S.A. de C.V., Chihuahua, Mexico10

            Aspen Power Systems Corporation, Colorado
-----------------

(1)  Incorporated by reference from Commission File No. 2-69324.

(7) Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

(8) Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

(9) Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).

(10) Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1994 (filed on September 26, 1994).

     (b) During the fiscal year ended June 30, 1994 there were no filings by Aspen on Form 8-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aspen has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASPEN EXPLORATION CORPORATION




                                         /s/  R. V. Bailey
September 17, 1999                       ---------------------------------------
                                         R. V. Bailey, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Aspen and in the capacities and on the dates indicated.

          Signatures                              Date
          ----------                              ----


/s/  R. V. Bailey
---------------------------                    September 17, 1999
R. V. Bailey, Director,
Chief Executive Officer,
Principal Financial Officer


/s/ Robert F. Sheldon
---------------------------                   September 17, 1999
Robert F. Sheldon, Director


/s/ Robert A. Cohan
---------------------------                   September 17, 1999
Robert A. Cohan, Director