Form 10QSB
period 1999-09-30
ASPEN EXPLORATION CORP
filed 1999-11-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                          -----------------------------
                (Exact Name of Aspen as Specified in its Charter)

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

                                 (303) 639-9860
                                 --------------


Indicate by check mark whether Aspen (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                      Outstanding at November 12, 1999
     -----                                      --------------------------------
  Common stock,
 $.005 par value                                           5,191,322

Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  September 30,       June 30,
                                                      1999              1999
                                                   -----------      -----------
                                                   (Unaudited)       (Audited)
Current Assets:
  Cash and cash equivalents, including .......     $   924,624      $   335,603
   $828,716 and $296,294 of invested
   cash at September 30, 1999 and June
   30, 1999 respectively
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade .................         296,739          108,913
  Prepaid expenses ...........................           5,932            9,770
                                                   -----------      -----------
     Total current assets ....................       1,246,118          473,109
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       2,334,428        2,309,566
  Less accumulated depletion and
    valuation allowance ......................      (1,336,305)      (1,280,305)
                                                   -----------      -----------
                                                       998,123        1,029,261
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         182,103          178,403
  Less accumulated depreciation ..............        (140,162)        (136,237)
                                                   -----------      -----------
                                                        41,941           42,166
                                                   -----------      -----------
Cash surrender value, life insurance .........         239,095          239,095
                                                   -----------      -----------

     TOTAL ASSETS ............................     $ 2,525,277      $ 1,783,631
                                                   ===========      ===========


                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30,        June 30,
                                                      1999              1999
                                                  -----------       -----------
                                                  (Unaudited)         (Audited)
Current liabilities:
  Accounts payable and accrued
    expenses ...............................      $   750,242       $   280,920

  Advances from joint owners ...............          264,500            32,245

  Notes payable - current ..................          124,995           126,570
                                                  -----------       -----------
  Total current liabilities ................        1,139,737           439,735
                                                  -----------       -----------
  Notes payable - long term ................           68,750            81,003
                                                  -----------       -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 1999:
    5,191,322 and June 30, 1999:
    5,191,322 ..............................           25,956            25,956


  Capital in excess of par value ...........        5,951,602         5,951,602
  Accumulated deficit ......................       (4,632,768)       (4,686,665)
  Deferred compensation ....................          (28,000)          (28,000)
                                                  -----------       -----------

  Total stockholders' equity ...............        1,316,790         1,262,893
                                                  -----------       -----------
Total liabilities and stockholders'
  equity ...................................      $ 2,525,277       $ 1,783,631
                                                  ===========       ===========


                 See Notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                          --------------------
                                                               (unaudited)
                                                          1999            1998
                                                          ----            ----
Revenues:
---------
  Oil and gas ..................................      $  273,274      $  295,262
  Management fees ..............................          17,566          19,614
  Interest and other, net ......................           2,085           6,889
                                                      ----------      ----------
Total Revenues .................................         292,925         321,765
                                                      ----------      ----------

Costs and expenses:
  Oil and gas production .......................          14,854          11,262
  Depreciation, depletion and
    amortization ...............................          59,925          28,000

  Aspen Power Systems expense ..................          21,209             -0-
  Selling, general and administrative ..........         139,542         143,828
  Interest expense .............................           3,498           5,960
                                                      ----------      ----------
Total Costs and Expenses .......................         239,028         189,050
                                                      ----------      ----------
NET INCOME .....................................      $   53,897      $  132,715
                                                      ==========      ==========

Basic earnings per common share ................      $      .01      $      .03
                                                      ==========      ==========

Diluted earnings per common share ..............      $      .01      $      .03
                                                      ==========      ==========
Basic weighted average number of
 common shares outstanding .....................       5,191,322       4,916,322
                                                      ==========      ==========
Diluted weighted average number of
 common shares outstanding .....................       5,348,389       5,194,622
                                                      ==========      ==========


                     The accompanying notes are an integral
                            part of these statements.



                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Three months ended September 30,
                                                              1999         1998
                                                           ---------    ---------

Cash flows from operating activities:
-------------------------------------

Net gain................................................   $  53,897    $ 132,715

Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:

  Depreciation, depletion & amortization ...............      59,925       28,000
  Loss on write off of investments .....................        --          3,400

Changes in assets and liabilities:

  Increase in accounts receivable ......................    (187,826)     (72,207)
  Decrease in prepaid expense ..........................       3,838        4,430
  Increase (decrease) in accounts payable and accrued
    expense ............................................     701,577      (89,892)
  Decrease in due to related parties ...................        --         (8,333)
                                                           ---------    ---------
  Net cash provided (used) by operating activities .....     631,411       (1,887)
                                                           ---------    ---------

Cash flows from investing activities:
-------------------------------------

  Conveyance of oil & gas properties for cash ..........        --        477,950
  Development & acquisition of oil & gas properties ....     (24,862)    (103,642)
  Purchase of office equipment .........................      (3,700)      (3,428)
  Sale of mining data ..................................        --          1,970
                                                           ---------    ---------


  Net cash (used in) provided by investing activities ..     (28,562)     372,850
                                                           ---------    ---------

Cash flows from financing activities:
-------------------------------------

  Note payable - proceeds ..............................        --          2,571
  Repayment of notes payable ...........................     (13,828)     (14,356)
                                                           ---------    ---------

                                                             (13,828)     (11,785)

  Net increase in cash and cash equivalents ............     589,021      359,178

  Cash and cash equivalents, beginning of year .........     335,603      425,306
                                                           ---------    ---------

  Cash and cash equivalents, end of year ...............   $ 924,624    $ 784,484
                                                           =========    =========

  Interest paid ........................................   $   3,498    $   5,960
                                                           =========    =========


Schedule of non cash investing and financing activities:
--------------------------------------------------------

  Notes payable issued for properties ..................   $    --      $ 206,250
  Common stock issued for properties ...................        --        275,000
                                                           ---------    ---------

                                                           $    --      $ 481,250
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

                               September 30, 1999


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and uranium and other mineral properties. The Company's oil and gas properties are located in California.

     The Company has two wholly owned subsidiaries, Aspen Gold Mining Company and Aspen Recursos de Mexico, as well as 85% owned Aspen Power Systems Corporation ("APS") formed in February 1999. Aspen Gold Mining has staked 6 claims on Valdez Creek in central Alaska. Other than those claims, none of the subsidiaries have any assets, liabilities or operations. The purpose of APS will be to attempt to design, construct and possibly operate gas turbine power plants to generate electrical energy.

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the three months ended September 30, 1999 and 1998:


                                                September 30,                      September 30,
                                                     1999                              1998
                                                                   Per                              Per
                                          Net                      Share    Net                     Share
                                          Income         Shares    Amount   Income      Shares      Amount
                                          ------         ------    ------   ------      ------      ------
          Basic earnings per share:

            Net income
            and share amounts               53,897     5,191,322      .01    132,715    4,916,322      .03

            Dilutive securities
             stock options                               460,000                          460,000

            Repurchased shares                          (302,933)                        (181,700)
                                        ------------------------------------------------------------------

          Diluted earnings per share:

            Net income and assumed
            share conversion                53,897     5,348,389      .01    132,715    5,194,622      .03
                                        ==========    ==========   ====== ==========   ==========   ======



     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at September 30, 1999.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at September 30, 1999 and September 30, 1998.

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

     The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Electrical generation construction will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of September 30, 1999 the Company was in the planning stage of this segment and no revenues have been received. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the three months ended September 30, 1999 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $205,000 of revenues or 75% for the three months ended September 30, 1999.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $25,000 for the development and acquisition of oil and gas property.

     Segment information consists of the following for the three months ended September 30:



                               Oil and Gas      Mining   Power Plant     Corporate    Consolidated
                               -----------      ------   -----------     ---------    ------------
     Revenues:
        1999                   $   290,840    $     -0-   $      -0-    $    2,085    $   292,925
        1998                       314,876          -0-          -0-         6,889        321,765

     Income (loss) from
      operations:

        1999                   $   219,986    $     -0-   $  (21,209)   $ (144,880)   $    53,897
        1998                       275,614          -0-          -0-      (142,899)       132,715

     Identifiable assets:

        1999                   $ 1,294,862    $  18,823   $      -0-    $ 1,211,592   $ 2,525,277
        1998                       944,912       44,679          -0-      1,099,136     2,088,727

     Depreciation, depletion
      and valuation charged
      to identifiable assets:

        1999                   $(1,336,305)   $     -0-   $      -0-    $  (140,162)  $(1,476,467)
        1998                    (1,031,902)         -0-          -0-       (123,544)   (1,155,446)

     Capital expenditures:

        1999                   $    24,862    $     -0-   $      -0-    $     3,700   $    28,562
        1998                       103,642          -0-          -0-          3,428       107,070



Note 3 MINING PROPERTIES

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     In fiscal 1997, the Company began exploration for in situ uranium deposits in Wyoming. During the three months ended September 30, 1999 and 1998, the Company expended $-0- and $4,472, respectively, on the Kaycee and Shamrock prospects. In addition, during 1998 the Company issued to the President 100,000 shares of the Company's common stock, valued at $14,000, in exchange for the President's 25% interest in geological data and potential uranium prospects.

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. As of November 12, 1999, the Company has not received the second payment of $125,000 and the privately-held Canadian company is in default. Discussions are underway to attempt to resolve this issue. Under the terms of the sales agreement reached in March, 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value. All capitalized mining costs have been written off as of June 30, 1999.


Note 4 NOTES PAYABLE

     The Company owes the following debt:
     ------------------------------------

                                                    September 30,   June 30,
                                                         1999         1999
                                                    -------------------------

     Note  payable  to  related   party,
     monthly   principal   and  interest
     payments of $4,269,  due September,
     2000,   collateralized  by  working
     interests in the Emigh lease                    $   48,243    $   59,487

     Note  payable  to auto  dealership,
     monthly   principal   and  interest
     payments of $879,  due July,  2000,
     collateralized by new vehicle                        7,752        10,336

     Note  payable  to  an  unaffiliated
     third party for the  acquisition of
     producing gas  properties in Tehama
     and  Glenn  Counties,   California,
     interest      at     5.475%     and
     collateralized by working interests
     in the Johnson and Gay Gas Units                   137,750       137,750

                                                     ----------    ----------

                                                        193,745       332,565

     Less current portion                               124,995        52,205
                                                     ----------    ----------

                                                     $   68,750    $  280,360
                                                     ==========    ==========

Note 5 COMMITMENTS AND CONTINGENCIES

     At September 30, 1999 the Company was committed to the following drilling and development projects in California:

          1.   Drill, complete and equip the Emigh 3-1.
          2.   Drill, complete and equip the Daughters of the Dragons 1 well.
          3.   Drill, complete and equip the Brandt 46X-27 well.
          4.   Drill, complete and equip the Hart 19-1 well.
          5.   Drill, complete and equip the Cigar 20-1 well.

     In July 1999, the Houghton 25-1 well was drilled to a depth of 4,600' and dually completed from two Forbes intervals for an initial estimated combined rate of 3,200 MCFPD. Gas sales commenced in September 1999. The Company owns a 7.77% working interest in the well.

     In July 1999, the Eastby 36-2 well was drilled to a depth of 4,700' and dually completed from the Eocene and Forbes formations. Gas sales commenced in September 1999 from the Eocene formation at a rate of approximately 500 MCFPD. The Company owns a 7.77% working interest in the Eocene formation and a 7.00% working interest in the Forbes formation.

     In August 1999, the Elektra 1 well located in the Malton Black Butte Field commenced production at a rate of approximately 2,500 MCFPD. This rate was increased to 3,000 MCFPD in September 1999 when the well was tied into P.G.& E.'s 16" pipeline.

     The Company drilled and plugged and abandoned the Brandt 46X-27 well located in Kern County, California in October 1999. The Company's net share (5.73% working interest) of the dry hole costs was approximately $6,000 ($18,000 - $12,000 in income from geologic and overhead fees).

     The Company drilled and plugged and abandoned the Yerxa 2-1 well located in Colusa County, California in September 1999. The Company's net share (18% working interest) of the dry hole costs was approximately $19,000 ($26,000
     - $7,000 in income for overhead fees).

     The Company participated in the drilling and plugging and abandonment of the Hart #19-1 well located in Glenn County, California in October 1999. The Company's net share (8.40% working interest) of the dry hole costs was approximately $19,000.

     The Company drilled and ran production casing on the Cigar 20-1 located in the Winters gas field, Solano County, California. A completion attempt will occur in the second week of November. The Company's net share of the drilling and completion costs is approximately $48,200 ($87,000 - $38,800 in income for overhead and prospect development fees). The Company owns a 15.05% working interest in the well.

     The Company is currently drilling its Emigh 3-1 well located in the Denverton Creek gas field. The Company's net share (23.80% working interest) of the dry hole costs is approximately $110,000 ($149,000 - $39,000 in income for geologic and overhead fees).

     The Company will be participating for a 5.565% working interest in one additional well, the Daughters of the Dragons 1, located in the Malton Black Butte Field, Tehama County, California, in late November 1999. The Company's net share of the dry hole costs is approximately $12,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

September 30, 1999 as compared to September 30, 1998
----------------------------------------------------

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

From June 30, 1999 to September 30, 1999 Aspen's working capital increased from $33,109 to $106,381, a 221% increase. This increase in working capital is expected to be reduced somewhat in the second quarter when Aspen's share of current drilling activity, which began in October of 1999, will be paid for.

During fiscal 1999, Aspen Exploration Corporation created Aspen Power Systems Corporation ("APS"), an 85% owned subsidiary. Aspen has dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Aspen has dedicated a total of approximately $130,000 of financing in order to provide funding for APS to attempt to commence funding its own operations. Such dedicated funding will come from Aspen's operating funds derived from oil and gas production. There is no assurance APS will be able to fund its own operations after the dedicated funding by Aspen is fulfilled. Through September 30, 1999, APS has expended $105,159 on this project, $21,209 of which was expended in the current quarter.

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

Aspen believes that it has sufficient funds on hand or that will be generated from current operations to fund its activities for the next twelve months.

Results of Operations
---------------------


September 30, 1999 Compared to September 30, 1998
-------------------------------------------------

For the three months ended September 30, 1999 Aspen's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues for the three months ended September 30, 1999 decreased $24,036, from $314,876 to $290,840, a 7.6% decrease. This decrease reflects the normal decline in production of mature oil and gas properties and will be offset somewhat by new production that will come on line in the second quarter.

Oil and gas production expenses increased $3,592 from $11,262 to $14,854 for the period ended September 30, 1999. This increase was due to increased water production in existing oil wells and the cost of putting a previously flowing oil well on a pumping unit.

Depletion, depreciation and amortization increased significantly, from $28,000 to $59,925, a 114% increase. This increase reflects the under estimate of actual depletion expense for the first quarter of 1998 by approximately $40,000.

Selling, general and administrative expenses decreased by $4,286 or 3% from $143,828 to $139,542. Selling, general and administrative expenses remained fairly constant when comparing the two quarters with no significant change in any category.

As a result of Aspen's operations for the three months ended September 30, 1999, Aspen ended the quarter with net income of $53,897 compared to net income of $132,715 a year earlier. This decrease of approximately $79,000 reflected a decrease in total revenues of $28,840 due primarily to a decline in oil and gas revenues received from mature producing properties. Aspen also incurred $21,209 in operating expenses associated with Aspen Power Systems Corporation. These costs were primarily for prospect review, financial studies and travel costs. Depletion expense increased by approximately $32,000 from September 30, 1998. However, the first quarter 1998 depletion was understated by approximately $40,000.

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

Aspen has completed an assessment of its IT systems to determine whether these systems are Year 2000 compliant. Aspen has determined that these systems are either compliant or with relatively minor modifications or upgrades (many of which would have been made in any event as part of Aspen's continuing effort to enhance its IT systems) will be compliant. All necessary modifications and upgrades and the testing thereof were completed by September 30, 1999.

Aspen has assessed its non-information systems to ascertain whether these systems contain embedded computer chips that will not properly function subsequent to December 31, 1999. These systems include office equipment and the automatic wellhead equipment used to operate wells. All of these systems have been determined to be Year 2000 compliant.

To date Aspen has relied upon its internal staff to access its Year 2000 readiness. The costs associated with assessing Aspen's Year 2000 internal compliance and related systems modification, upgrading and testing are not currently expected to be material.

Aspen is in the process of communicating with certain of its significant suppliers, service companies, gas gatherers and pipelines, electricity providers and financial institutions to determine the vulnerability of Aspen to third parties' failure to address their Year 2000 issues. While Aspen has not yet received definitive responses indicating all such entities are Year 2000 compliant, it has not received information suggesting Aspen is vulnerable to potential year 2000 failures by these parties. These communications are expected to continue into the fourth quarter of 1999. At this time Aspen has not developed any contingency plans to address third party non-compliance with Year 2000 matters. However, should its communications with any third parties indicate any vulnerability, appropriate contingency plans will be developed.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, Aspen has duly caused and authorized this report to be signed on its behalf by the undersigned.


                                             ASPEN EXPLORATION CORPORATION




                                             /s/ R. V. Bailey
                                             -------------------------------
                                             By:  R. V. Bailey,
November 12, 1999                                 Chief Executive Officer,
                                                  Principal Financial Officer