Form 10QSB
period 1999-12-31
ASPEN EXPLORATION CORP
filed 2000-02-01
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
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

                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                       Outstanding at January 31, 2000
-----------------                                -------------------------------
  Common stock,
  $.005 par value                                          5,191,322

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   December 31,      June 30,
                                                       1999           1999
                                                   ------------     ----------
                                                   (Unaudited)      (Audited)
Current Assets:
  Cash and cash equivalents, including .......     $ 1,122,348      $   335,603
   $377,039 and $296,294 of invested
   cash at December 31, 1999 and June
  30, 1999 respectively
  Precious metals ............................          18,823           18,823
  Accounts receivable, trade .................         230,303          108,913
  Prepaid expenses ...........................           4,571            9,770
                                                   -----------      -----------
     Total current assets ....................       1,376,045          473,109
                                                   -----------      -----------
Investment in oil and gas properties,
  at cost (full cost method of
  accounting) ................................       2,631,421        2,309,566
  Less accumulated depletion and
    valuation allowance ......................      (1,423,305)      (1,280,305)
                                                   -----------      -----------
                                                     1,208,116        1,029,261
                                                   -----------      -----------
Property and equipment, at cost:
  Furniture, fixtures and vehicles ...........         182,103          178,403
  Less accumulated depreciation ..............        (144,087)        (136,237)
                                                   -----------      -----------
                                                        38,016           42,166
                                                   -----------      -----------
Cash surrender value, life insurance .........         239,095          239,095
                                                   -----------      -----------

     TOTAL ASSETS ............................     $ 2,861,272      $ 1,783,631
                                                   ===========      ===========

                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 31,        June 30,
                                                     1999               1999
                                                  ------------      -----------
                                                  (Unaudited)        (Audited)
Current liabilities:
  Accounts payable and accrued
    expenses ...............................      $   892,272       $   280,920
  Advances from joint owners ...............          342,623            32,245

  Notes payable - current ..................          109,987           126,570
                                                  -----------       -----------
  Total current liabilities ................        1,344,882           439,735
                                                  -----------       -----------
  Notes payable - long term ................           68,750            81,003
                                                  -----------       -----------
Stockholders' equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At December 31, 1999:
    5,191,322 and June 30, 1999:
    5,191,322 ..............................           25,956            25,956


  Capital in excess of par value ...........        5,951,602         5,951,602
  Accumulated deficit ......................       (4,501,918)       (4,686,665)
  Deferred compensation ....................          (28,000)          (28,000)
                                                  -----------       -----------

  Total stockholders' equity ...............        1,447,640         1,262,893
                                                  -----------       -----------
Total liabilities and stockholders'
  equity ...................................      $ 2,861,272       $ 1,783,631
                                                  ===========       ===========

                 See Notes to Consolidated Financial Statements

                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                   Three Months Ended                           Six Months Ended
                                                      December 31,                                December 31,
                                             -------------------------------           -------------------------------
                                                 1999               1998                  1999                1998
                                                 ----               ----                  ----                ----
Revenues:
---------
  Oil and gas ........................       $  314,464           $  332,541           $  587,738           $  627,803

  Management fees ....................           65,544               56,998               83,110               76,612
  Interest and other, net ............            7,368                8,066                9,453               14,955
                                             ----------           ----------           ----------           ----------
Total Revenues .......................          387,376              397,605              680,301              719,370
                                             ----------           ----------           ----------           ----------

Costs and expenses:
-------------------
  Oil & gas production ...............           27,280               18,920               42,134               30,182
  Depreciation, depletion
   and amortization ..................           90,925               28,000              150,850               56,000
  Aspen Power System
   expense ...........................           22,585                  -0-               43,794                  -0-
  Selling, general and
   administrative ....................          111,992              105,475              251,534              249,303
  Interest expense ...................            3,744               11,807                7,242               17,767
                                             ----------           ----------           ----------           ----------
Total Costs & Expenses ...............          256,526              164,202              495,554              353,252
                                             ----------           ----------           ----------           ----------
NET INCOME ...........................       $  130,850           $  233,403           $  184,747           $  366,118
                                             ==========           ==========           ==========           ==========
Basic earnings per common
  share ..............................       $      .03           $      .05           $      .04           $      .07
                                             ==========           ==========           ==========           ==========
Diluted earnings per
  common share .......................       $      .03           $      .05           $      .04           $      .07
                                             ==========           ==========           ==========           ==========

Basic weighted average
number of common shares
outstanding ..........................        5,191,322            4,916,322            5,191,322            4,916,322
                                             ==========           ==========           ==========           ==========
Diluted weighted average
number of common shares
outstanding ..........................        5,311,002            5,098,722            5,311,002            5,098,722
                                             ==========           ==========           ==========           ==========

                              The accompanying notes are an integral part of these statements.



                                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                Six months ended December 31,
                                                                                1999                     1998
                                                                            ----------               -----------

Cash flows from operating activities:
-------------------------------------

Net gain ............................................................       $   184,747              $   366,118

Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:

  Depreciation, depletion & amortization ............................           150,850                   56,000
  Loss on write off of investments ..................................              --                      3,400

Changes in assets and liabilities:

  Increase in accounts receivable ...................................          (121,390)                (332,125)
  Decrease in prepaid expense .......................................             5,199                    2,620
  Increase in accounts payable and accrued expense ..................           921,730                1,102,884
  Decrease in due to related parties ................................              --                    (44,792)
                                                                            -----------              -----------
  Net cash provided (used) by operating activities ..................         1,141,136                1,154,105
                                                                            -----------              -----------

Cash flows from investing activities:
-------------------------------------

  Conveyance of oil & gas properties for cash .......................              --                    477,950
  Development & acquisition of oil & gas properties .................          (321,855)                (403,556)
  Purchase of office equipment ......................................            (3,700)                  (3,428)
  Sale of mining data ...............................................              --                      1,970
                                                                            -----------              -----------


  Net cash (used in) provided by investing activities ...............          (325,555)                  72,936
                                                                            -----------              -----------

Cash flows from financing activities:
-------------------------------------

  Note payable - proceeds ...........................................              --                      2,571
  Repayment of notes payable ........................................           (28,836)                 (28,139)
                                                                            -----------              -----------

                                                                                (28,836)                 (25,568)

  Net increase in cash and cash equivalents .........................           786,745                1,201,473

  Cash and cash equivalents, beginning of year ......................           335,603                  425,306
                                                                            -----------              -----------

  Cash and cash equivalents, end of year ............................       $ 1,122,348              $ 1,626,779
                                                                            ===========              ===========

  Interest paid .....................................................       $     7,242              $    17,767
                                                                            ===========              ===========


Schedule of non cash investing and financing activities:
--------------------------------------------------------

  Notes payable issued for properties ...............................       $      --                $   206,250
  Common stock issued for properties ................................              --                    275,000
                                                                            -----------              -----------

                                                                            $      --                $   481,250
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

                                December 31, 1999


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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the six months ended December 31, 1999 and 1998:

                                         December 31,                    December 31,
                                           1999                              1998
                                                      Per                                 Per
                                  Net                 Share       Net                    Share
                                Income     Shares     Amount     Income     Shares      Amount
                                ------     ------     ------     ------     ------      ------

Basic earnings per share:

  Net income and
  share amounts                 184,747   5,191,322    .04      366,118    4,916,322     .07

  Dilutive securities
  stock options                             560,000                          460,000

  Repurchased shares                       (440,320)                        (277,600)
                                -------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion              184,747   5,311,002    .04       366,118   5,098,722     .07
                                =======   =========   ====     =========   =========   =====



     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at December 31, 1999.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at December 31, 1999 and December 31, 1998.

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

     The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Electrical generation construction will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of December 31, 1999 the Company was in the planning stage of this segment and no revenues have been received. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the six months ended December 31, 1999 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $433,000 of revenues or 76% for the six months ended December 31, 1999.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $322,000 for the development and acquisition of oil and gas property.

     Segment information consists of the following for the six months ended December 31, 1999:


                                    Oil and Gas      Mining        Power Plant    Corporate     Consolidated
                                    -----------      ------        -----------    ---------     ------------
         Revenues:
           1999                     $   670,848     $  -0-           $  -0-       $   9,453       $   680,301
           1998                         704,415        -0-              -0-          14,955           719,370

         Income (loss) from
          operations:

           1999                     $   477,864     $  -0-           $(43,794)    $ (249,323)     $   184,747
           1998                         618,233        -0-              -0-         (252,115)         366,118

         Identifiable assets:

           1999                     $ 1,438,419     $ 18,823         $  -0-       $1,404,030      $ 2,861,272
           1998                       1,479,744       44,679            -0-        1,912,241        3,436,664

         Depreciation, depletion
         and valuation charged to
         identifiable assets:

           1999                     $(1,423,305)    $   -0-          $  -0-       $ (144,087)     $(1,567,392)
           1998                      (1,056,902)        -0-             -0-         (126,544)      (1,183,446)

         Capital expenditures:

           1999                     $   321,855     $   -0-          $  -0-       $    3,700      $   325,555
           1998                         403,556         -0-             -0-            3,428          406,984


Note 3 MINING PROPERTIES

     KAYCEE AND SHAMROCK URANIUM PROSPECTS
     -------------------------------------

     In fiscal 1997, the Company began exploration for in situ uranium deposits in Wyoming. During the six months ended December 31, 1999 and 1998, the Company expended $-0- and $4,472, respectively, on the Kaycee and Shamrock prospects. In addition, during 1998 the Company issued to the President 100,000 shares of the Company's common stock, valued at $14,000, in exchange for the President's 25% interest in geological data and potential uranium prospects.

     During fiscal 1998, the Company sold the geological data of the Kaycee and Shamrock prospects to a privately-held Canadian company and, in exchange, received a $125,000 cash payment and a commitment to receive an additional $125,000 prior to December 31, 1998. As of January 31, 2000, the Company has not received the second payment of $125,000 and the privately-held Canadian company is in default. Discussions are underway to attempt to resolve this issue. Under the terms of the sales agreement reached in March, 1998, the Company also received 2 million shares or approximately 25% of the common stock of the privately-held company. To the knowledge of the Company, at the time of this filing, the stock had no market value. All capitalized mining costs have been written off as of June 30, 1999.


Note 4 NOTES PAYABLE

     The Company owes the following debt:

                                                      December 31,    June 30,
                                                         1999          1999
                                                      --------------------------
         Note payable to related party,
         monthly principal and interest
         payments of $4,269, due September, 2000,
         collateralized by working interests in
         the Emigh lease                               $   36,682    $   59,487

         Note payable to auto dealership, monthly
         principal and interest payments of $879,
         due July, 2000, collateralized by new
         vehicle                                            4,305        10,336

         Note payable to an unaffiliated third
         party for the acquisition of producing
         gas properties in Tehama and Glenn Counties,
         California, interest at 5.475% and
         collateralized by working interests in the
         Johnsonand Gay Gas Units                         137,750       137,750
                                                       ----------    ----------

                                                         178,737        207,573

         Less current portion                            109,987        126,570
                                                      ----------     ----------

                                                      $   68,750     $   81,003
                                                      ==========     ==========

Note 5 COMMITMENTS AND CONTINGENCIES

     The Company drilled and completed the Cigar 20-1 located in the Winters gas field, Solano County, California. The Company's net share of the drilling and completion costs was approximately $48,200 ($87,000 minus $38,800 in income for overhead and prospect development fees). The Company owns a 15.0538% working interest before payout and a 21.25378% after payout in the well.

     The Company drilled and completed its Emigh 3-1 well located in the Denverton Creek gas field. Gas sales commenced in January 2000 at a rate of 5,000 MCF per day of gas and have rapidly declined to approximately 400 MCF per day with 110 barrels of salt water per day. If this lower Peterson zone becomes uneconomic, it will be plugged and one of the other several potential gas zones higher in the wellbore, as indicated by electric logs, will be perforated. The Company's net share (23.80% working interest) of the drilling and completion costs was approximately $175,000 ($236,000 minus $61,000 in income for geologic and overhead fees).

     The Company participated for a 5.565% working interest in one additional well, the Daughters of the Dragons 1, located in the Malton Black Butte Field, Tehama County, California, in December 1999. The Company's net share of the dry hole costs was approximately $12,000. One of the partners in the well did not participate in the completion attempt, so the Company increased its interest in the currently completed interval to 28.5% for an additional amount of approximately $35,000. Gas sales commenced at the rate of 500 MCF per day of gas in January 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

December 31, 1999 as compared to December 31, 1998
--------------------------------------------------

From June 30, 1999 to December 31, 1999 Aspen's working capital decreased from $33,374 to $31,163, a 6.6% decrease. This decrease in working capital is expected to improve somewhat in the third quarter when Aspen's share of current drilling activity, which began in October of 1999, will be paid for.

During fiscal 1999, Aspen Exploration Corporation created Aspen Power Systems Corporation ("APS"), an 85% owned subsidiary. Aspen has dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Aspen has dedicated a total of approximately $130,000 of financing in order to provide funding for APS to attempt to commence funding its own operations. Such dedicated funding came from Aspen's operating funds derived from oil and gas production. There is no assurance APS will be able to fund its own operations after the dedicated funding by Aspen is fulfilled. Through December 31, 1999, APS has expended $127,000 on this project, $43,794 of which was expended in the six months ended December 31, 1999.

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


Results of Operations
---------------------


December 31, 1999 Compared to December 31, 1998
-----------------------------------------------

For the six months ended December 31, 1999 Aspen's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues for the six months ended December 31, 1999 decreased $40,065, from $627,803 to $587,738, a 6.4% decrease. This decrease reflects the normal decline in production of mature oil and gas properties and will be offset somewhat by new production that will come on line in the third quarter.

Oil and gas production expenses increased $11,952 from $30,182 to $42,134 for the six month period ended December 31, 1999. This increase was due to increased water production in existing oil wells and the cost of putting a previously flowing oil well on a pumping unit as well as various other maintenance projects.

Depletion, depreciation and amortization increased significantly, from $56,000 to $150,850, a 169% increase. This increase reflects the under estimate of actual depletion expense for the first quarter of 1998 by approximately $80,000 and an increase in the value of the full cost pool on which the depletion rate is calculated.

Selling, general and administrative expenses increased by $2,231 or 1% from $249,303 to $251,534. Selling, general and administrative expenses remained fairly constant when comparing the two periods with no significant change in any category.

As a result of Aspen's operations for the six months ended December 31, 1999, Aspen ended the period with net income of $184,747 compared to net income of $366,118 a year earlier. This decrease of approximately $181,000 reflected a decrease in total revenues of $39,000 due primarily to a decline in oil and gas revenues received from mature producing properties. Aspen also incurred $43,800 in operating expenses associated with Aspen Power Systems Corporation. These costs were primarily for prospect review, financial studies and travel costs. Depletion expense increased by approximately $94,850 from December 31, 1998. However, depletion was understated by approximately $80,000 for the first six months of 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, Aspen has duly caused and authorized this report to be signed on its behalf by the undersigned.


                                    ASPEN EXPLORATION CORPORATION




                                    /s/ R. V. Bailey
                                    --------------------------------------------
                                    By:  R. V. Bailey,
January 31, 2000                    Chief Executive Officer,
                                    Principal Financial Officer