Form 10QSB
period 2000-03-31
ASPEN EXPLORATION CORP
filed 2000-05-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

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

                             Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                         Outstanding at May 10, 2000
     -----                                         ---------------------------
   Common stock,
  $.005 par value                                          5,271,322


Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                     ASSETS


                                                                    March 31,                June 30,
                                                                      2000                     1999
                                                                   ----------               ----------
                                                                   (Unaudited)              (Audited)
Current Assets:

 Cash and cash equivalents, including $305,174
   and $331,894 of invested cash at March 31, 2000
   and June 30, 1999 respectively .........................       $   323,252               $   335,603
 Precious metals ..........................................            18,823                    18,823
 Accounts receivable, trade ...............................           140,542                   108,913
 Prepaid expenses .........................................             6,107                     9,770
                                                                  -----------               -----------

         Total current assets .............................           488,724                   473,109
                                                                  -----------               -----------

Investment in oil and gas properties,
   at cost (full cost method of accounting) ...............         2,706,108                 2,309,566

    Less accumulated depletion and
       valuation allowance ................................        (1,506,305)               (1,280,305)
                                                                  -----------               -----------

                                                                    1,199,803                 1,029,261
                                                                  -----------               -----------
Property and equipment, at cost:

    Furniture, fixtures and vehicles ......................           192,398                   178,403

    Less accumulated depreciation .........................          (148,012)                 (136,237)
                                                                  -----------               -----------

                                                                       44,386                    42,166
                                                                  -----------               -----------
Cash surrender value, life insurance ......................           239,095                   239,095
                                                                  -----------               -----------

         TOTAL ASSETS .....................................       $ 1,972,008               $ 1,783,631
                                                                  ===========               ===========


                                                  (Statement Continues)
                                      See notes to Consolidated Financial Statements


                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS (Continued)

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,                  June 30,
                                                                            2000                      1999
                                                                        ----------                  ----------
                                                                        (Unaudited)                 (Audited)

Current liabilities:

  Accounts payable and accrued
    expenses ..............................................             $    83,306                $   280,920
  Advances from joint owners ..............................                 304,205                     32,245
  Notes payable - current .................................                  95,246                    126,570
                                                                        -----------                -----------

  Total current liabilities ...............................                 482,757                    439,735
                                                                        -----------                -----------
  Notes payable - long term ...............................                    --                       81,003
                                                                        -----------                -----------
Stockholders' equity:


  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At March 31, 2000: 5,191,322 and
    June 30,  1999: 5,191,322
                                                                             26,456                     25,956

  Capital in excess of par value ..........................               5,969,102                  5,951,602

  Accumulated deficit .....................................              (4,465,974)                (4,686,665)

  Deferred compensation ...................................                 (40,333)                   (28,000)
                                                                        -----------                -----------

  Total stockholders' equity ..............................               1,489,251                  1,262,893
                                                                        -----------                -----------

Total liabilities and stockholders'
    equity ................................................             $ 1,972,008                $ 1,783,631
                                                                        ===========                ===========


                                     See Notes to Consolidated Financial Statements



                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  March 31,                         March 31,
                                                         ---------------------------        ---------------------------
                                                           2000              1999              2000              1999
                                                         ---------        ----------        ---------         ---------
Revenues:
---------

  Oil and gas ..................................        $  252,605        $  292,612        $  840,343        $  920,415

  Management fees ..............................            30,671             7,613           113,781            84,225

  Interest and other, net ......................             1,077             3,891            10,530            18,846
                                                        ----------        ----------        ----------        ----------

Total Revenues .................................           284,353           304,116           964,654         1,023,486
                                                        ----------        ----------        ----------        ----------

Costs and expenses:
-------------------

  Oil & gas production .........................            33,400            32,879            75,534            63,061

  Depreciation, depletion
   and amortization ............................            86,925            28,000           237,775            84,000

  Aspen Power Systems
   expense .....................................             1,562            38,977            45,356            38,977

  Selling, general and
   administrative ..............................           124,296           128,592           375,830           377,895

  Interest expense .............................             2,226             7,409             9,468            25,176
                                                        ----------        ----------        ----------        ----------

Total Costs & Expenses .........................           248,409           235,857           743,963           589,109
                                                        ----------        ----------        ----------        ----------

NET INCOME .....................................        $   35,944        $   68,259        $  220,691        $  434,377
                                                        ==========        ==========        ==========        ==========

Basic earnings (loss) per
  common share .................................        $      -0-        $      .01        $      .04        $      .09
                                                        ==========        ==========        ==========        ==========

Diluted earnings (loss)
  per common share .............................        $      -0-        $      .01        $      .04        $      .08
                                                        ==========        ==========        ==========        ==========

Weighted average number of
 common shares outstanding .....................         5,191,322         4,916,322         5,191,322         4,916,322
                                                        ==========        ==========        ==========        ==========

Diluted weighted average number of
 common shares outstanding .....................         5,531,162         5,398,722         5,531,162         5,398,722
                                                        ==========        ==========        ==========        ==========

                                               The accompanying notes are an integral
                                                    part of these statements.

                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                 Nine months ended March 31,
                                                                                 2000                  1999
                                                                              ---------              ---------
Cash flows from operating activities:
-------------------------------------

Net gain (loss) .......................................................       $ 220,691              $ 434,377

Adjustments  to  reconcile  net  income
  (loss) to net cash  provided  (used) by
  operating activities:

  Depreciation, depletion & amortization ..............................         237,775                 84,000
  Loss on write off of investments ....................................            --                    3,400
  Deferred compensation ...............................................           5,667                   --

Changes in assets and liabilities:
----------------------------------

  Increase in accounts receivable .....................................         (31,629)              (177,673)
  Decrease in prepaid expense .........................................           3,663                  6,460
  Increase (decrease) in accounts payable and accrued
    expense ...........................................................          74,346               (324,985)
                                                                              ---------              ---------
  Net cash provided (used) by operating activities ....................         510,513                 25,579
                                                                              ---------              ---------

Cash flows from investing activities:
-------------------------------------

  Conveyance of oil & gas properties for cash .........................            --                  477,950
  Development & acquisition of oil & gas properties ...................        (396,542)              (488,097)
  Purchase of office equipment ........................................         (13,995)                (7,281)
  Sale of mining data .................................................            --                    1,970
  Prospect fees .......................................................            --                   12,900
                                                                              ---------              ---------

  Net cash used in investing activities ...............................        (410,537)                (2,558)
                                                                              ---------              ---------

Cash flows from financing activities:
-------------------------------------

  Note payable - proceeds .............................................            --                    2,571
  Repayment of notes payable ..........................................        (112,327)              (109,857)
                                                                              ---------              ---------

                                                                               (112,327)              (107,286)
                                                                              ---------              ---------
  Net increase (decrease) in cash and cash equivalents ................         (12,351)               (84,265)

  Cash and cash equivalents, beginning of period ......................         335,603                425,306
                                                                              ---------              ---------

  Cash and cash equivalents, end of period ............................       $ 323,252              $ 341,041
                                                                              =========              =========

  Interest paid .......................................................       $   7,583              $  25,176
                                                                              =========              =========

Schedule of non cash investing and financing activities:
--------------------------------------------------------

  Notes payable issued for properties .................................       $    --                $ 206,250
  Common stock issued for properties ..................................            --                  275,000
                                                                              ---------              ---------

                                                                              $    --                $ 481,250
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

                                 March 31, 2000

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

     The Company has two wholly owned subsidiaries, Aspen Gold Mining Company and Aspen Recursos de Mexico, as well as 25% owned Aspen Power Systems Corporation ("APS") formed in February 1999. Aspen Gold Mining has staked 6 claims on Valdez Creek in central Alaska. Other than those claims, none of the subsidiaries have any assets, liabilities or operations. The purpose of APS will be to attempt to design, construct and possibly operate gas turbine power plants to generate electrical energy. (See footnote 6 to the financial statements.)

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

     Earnings Per Share
     ------------------

     The Company follows the Financial Accounting Standards No. 128, which changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the nine months ended March 31, 2000 and 1999:


                                   March 31,                             March 31,
                                    2000                                   1999
                                             Per                                       Per
                           Net               Share            Net                      Share
                           Income   Shares   Amount           Income      Shares      Amount
                           ------   ------   ------           ------      ------      ------

Basic earnings per share:

  Net income and
  share amounts            220,691  5,191,322  .04           434,377     4,916,322      .09

  Dilutive securities
  stock options                       560,000                              760,000

  Repurchased shares                 (220,160)                            (277,600)
                           ----------------------------------------------------------------

Diluted earnings per share:

  Net income and assumed
  share conversion         220,691  5,531,162    .04         434,377     5,398,722      .08
                           =======  =========   ====       =========     =========    =====


     Precious metals and revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There was no allowance for unrealized losses against inventories due to market decline at March 31, 2000.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at March 31, 2000 and March 31, 1999.

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

     The oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in its oil and gas ventures. The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Electrical generation construction will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of March 31, 2000 the Company was in the planning stage of this segment and no revenues have been received. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the nine months ended March 31, 2000 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totalled approximately $670,682 of revenues or 80% for the nine months ended March 31, 2000.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $397,000 for the development and acquisition of oil and gas properties, and office furniture, fixtures and equipment which capitalized approximately $14,000 in acquisitions for furniture and computers.

     Segment information consists of the following for the nine months ended March 31, 2000:


                               Oil and Gas         Mining                Power Plant               Corporate           Consolidated
                               -----------         ------                -----------               ---------           ------------
Revenues:

   2000                      $   954,124           $  -0-                 $  -0-                 $    10,530           $   964,654
   1999                        1,004,640              -0-                    -0-                      18,846             1,023,486

Income (loss) from
operations:

   2000                      $   652,590           $  -0-                 $(45,356)              $  (386,543)          $   220,691
   1999                          857,579              -0-                    -0-                    (423,202)              434,377

Identifiable assets:

    2000                     $ 1,340,345           $ 18,823               $  -0-                 $   612,840           $ 1,972,008
    1999                       1,371,933             44,679                  -0-                     623,516             2,040,128

Depreciation, depletion
 and valuation charged
 to identifiable assets:

    2000                     $(1,506,305)          $  -0-                 $  -0-                 $  (148,012)          $(1,654,317)
    1999                      (1,081,902)             -0-                    -0-                    (129,544)           (1,211,446)

Capital expenditures:

    2000                     $   396,542           $  -0-                 $  -0-                 $    13,995           $   410,537
    1999                         488,097              -0-                    -0-                       7,281               495,378


Note 3 NOTES PAYABLE

     The Company owes the following debt:

                                                         March 31,    June 30,
                                                          2000          1999
                                                       -------------------------

     Note payable to related party, monthly
     principal and interest payments of $4,269,
     due September, 2000, collateralized by
     working interests in the Emigh lease              $   24,793    $   59,487

     Note payable to auto dealership, monthly
     principal and interest payments of $879, due
     July, 2000, collateralized by new vehicle              1,703        10,336

     Note payable to an unaffiliated third party
     for the acquisition of producing gas
     properties in Tehama and Glenn Counties,
     California, interest at 5.475% and
     collateralized by working interests in the
     Johnson and Gay Gas Units                             68,750       137,750
                                                        ---------     ---------

                                                           95,246       207,573

         Less current portion                              95,246       126,57
                                                        ---------     ---------

         Long term portion                              $    -0-       $  81,003
                                                        =========    ==========

Note 4   COMMITMENTS AND CONTINGENCIES

     The Company has recently acquired an 11.9% working interest in the Cygnus #1 well, operated by Continental Operating Company, located slightly north of the Company's leasehold in the Denverton Creek gas field, Solano County, California. This well was directionally drilled to a depth of approximately 11,000 feet and encountered approximately 80 feet of potential net pay in the Starkey and Peterson formations. The Peterson sand was perforated and tested at a stabilized rate of 3 Million Cubic Feet Per Day (3,000 MCFPD) of high BTU natural gas (1120 BTU) with condensate. The flowing tubing pressure was 3,589# and the shut in tubing pressure was 4,490#. Gas sales commenced on April 9th at a rate of 3,500 MCFPD, 25 barrels of condensate per day (BCPD), and 12 barrels of water per day (BWPD), with a flowing tubing pressure (FTP) of 3,900#. The current rate is 3275 MCFPD, 20 BCPD and 5 BWPD, with a FTP of 3100#. Gas prices for May 2000 are $3.03 per MMBTU.

     The Company has deepened its Emigh #35-1 well, located in a structurally favorable position approximately one half mile south of the Cygnus #1 well, to encounter the Peterson and 3rd Starkey formations. This well encountered potential net pay in both of these horizons. Selected intervals of the Peterson formation were perforated and the well is currently flowing 900 MCFPD, 10 BCPD, and 8 BWPD.

     During the third quarter ended March 31, 2000, the Company entered into a 3 year rental agreement for office space in Bakersfield, California. The annual rental expense will be $8,200.


NOTE 5 SUBSEQUENT EVENTS

     On April 20, 2000 the Company borrowed $125,000 from the cash surrender value of its president's life insurance policy. These funds will be used to pay for the Company's share of the acquired Cygnus #1 well and the deepening of the Emigh #35-1 well.

     On April 20, 2000 one of the Company's former directors exercised an option to purchase 80,000 shares of the Company's stock for an average price of $0.26 per share or $20,800.

NOTE 6 ASPEN POWER SYSTEMS

     On March 1, 2000 Aspen Exploration Corporation passed a resolution concerning Aspen Power Systems Corporation ("APS") which (1) reduced its interest in APS from 85% to 25%; (2) accepted a note receivable from APS in the amount of $130,000 with interest at 8% per annum and (3) transferred its 60% relinquished interest ratably to R. V. Bailey, president and chairman of Aspen Exploration Corporation, Ray K. Davis, consulting accountant to Aspen Exploration, and Larry Baccari, not otherwise affiliated with Aspen Exploration, in exchange for $15,000 each to be contributed to the working capital of Aspen Power Systems.

     After the exchange of shares and the contribution of capital, the ownership of Aspen Power Systems will be 25% each for Aspen Exploration Corporation and Messrs. Bailey, Baccari and Davis. Aspen Exploration plans to account for its 25% interest in APS using the equity method of accounting.

     The Company will not be required to fund any future projects of APS and no further dilution of the Company's equity in APS is anticipated. The Company has expensed the entire amount of funds advanced to APS and has assigned no value to the note receivable due from APS.

     On March 2, 2000 Larry Baccari, a manager of Aspen Power, LLC was granted non-qualified stock options to purchase 100,000 shares of Aspen Exploration Corporation. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2004.

     On March 16, 2000 Aspen Power Systems Corporation, a 25% owned affiliate, converted from a corporation to a limited liability company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

March 31, 2000 as compared to March 31, 1999
--------------------------------------------

From June 30, 1999 to March 31, 2000 Aspen's working capital decreased from $33,374 to $5,967, an 82% decrease. The decrease in working capital is due primarily to payment for Aspen's share of drilling wells in progress from the previous quarter.

During fiscal 1999, Aspen Exploration Corporation created Aspen Power Systems Corporation ("APS"), an 85% owned subsidiary. Aspen had dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Aspen spent a total of approximately $130,000 in order to provide funding for APS to attempt to commence funding its own operations. Such dedicated funding came from Aspen's operating funds derived from oil and gas production. There is no assurance APS will be able to fund its own operations after the dedicated funding by Aspen is fulfilled. Through March 31, 2000, APS has expended $129,300 on this project, $45,356 of which was expensed in the nine months ended March 31, 2000.

In March 2000 the Aspen Board approved a plan whereby Aspen would exchange its 85% interest in APS in exchange for a $130,000 note receivable with interest at 8% and retain a 25% interest in APS. Mr. Bailey, Chairman and President of Aspen, and Ray K. Davis, consulting accountant to Aspen, and Larry Baccari, not otherwise affiliated with Aspen, have each agreed to invest $15,000 (a total of $45,000) for working capital purposes in exchange for a 75% interest in APS. Aspen will not be required to fund any future projects of APS and no further dilution of Aspen's equity in APS is anticipated. Aspen has expensed the entire $129,300 advanced to APS and has assigned no value to the note receivable due from APS.

Aspen believes that it has sufficient funds on hand or that will be generated from current operations to fund its activities for the next twelve months.


                              Results of Operations
                              ---------------------


March 31, 2000 Compared to March 31, 1999
-----------------------------------------

For the nine months ended March 31, 2000 Aspen's operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues for the nine months ended March 31, 2000 decreased $80,072, from $920,415 to $840,343, an 8.7% decrease. This decrease reflects the normal decline in production of mature oil and gas properties and will be offset somewhat by new production that will come on line in the fourth quarter from the Cygnus 1 and Emigh 35-1 well which was successfully deepened in April, 2000.

Oil and gas production expenses increased $12,473 from $63,061 to $75,534 for the nine month period ended March 31, 2000. This increase was due to increased water production in existing oil wells, the cost of putting a previously flowing oil well on a pumping unit and the cost of putting a flowing gas well on compression as well as various other maintenance projects.

Depletion, depreciation and amortization increased significantly, from $84,000 to $237,775, a 183% increase. This increase reflects the under estimate of actual depletion expense for the three quarters of 1999 by approximately $130,000 and an increase in the value of the full cost pool on which the depletion rate is calculated.

Selling, general and administrative expenses decreased by $2,065 or less than 1% from $377,895 to $375,830. Selling, general and administrative expenses remained fairly constant when comparing the two periods with no significant change in any category.

As a result of Aspen's operations for the nine months ended March 31, 2000, Aspen ended the period with net income of $220,691 compared to net income of $434,377 a year earlier. This decrease of approximately $214,000 reflected a decrease in total revenues of $58,800 due primarily to a decline in oil and gas revenues received from mature producing properties. Aspen also incurred $45,356 in operating expenses associated with Aspen Power Systems Corporation. These costs were primarily for prospect review, financial studies and travel costs. Depletion expense increased by approximately $154,000 from March 31, 1999. However, depletion was understated by approximately $120,000 for the first nine months of 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, Aspen has duly caused and authorized this report to be signed on its behalf by the undersigned.




                                      ASPEN EXPLORATION CORPORATION




                                      /s/ R. V. Bailey
                                     -------------------------------
                                     By: R. V. Bailey,
May 10, 2000                         Chief Executive Officer,
                                     Principal Financial Officer