Form 10KSB40
period 2000-06-30
ASPEN EXPLORATION CORP
filed 2000-09-28
CIK 319458

SECURITIES & EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] Annual report under Section 13 or 15(d) of the [X] Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of [] the Securities Exchange Act of 1934 for the transition period from ________ to ________.


Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                                 84-0811316
------------------------------                                    --------------
(State or other jurisdiction                                      (IRS Employer
 of incorporation or organization)                                 I.D. Number)


           2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Aspen's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.
[X]

Issuer's revenues for its most recent fiscal year were $1,440,579.

At September 27, 2000, the aggregate market value of the shares held by non-affiliates was approximately $1,790,581.30. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.53125) of the common stock of Aspen on the OTC Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,370,506).

At September 27, 2000, there were 5,345,938 shares of common stock (Aspen's only class of voting stock) outstanding.

                                     PART I.

Item 1. Business
----------------

     (A) General Development of Business. Aspen Exploration Corporation (hereinafter "Aspen") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.

The consolidated financial statements include Aspen and its wholly-owned subsidiary, Aspen Gold Mining Company. The subsidiary is currently inactive.

Aspen's major emphasis has been on its participation in the oil and gas segment, acquiring interests in producing oil or gas properties, and participating in drilling operations. It has acquired a number of interests in oil and gas properties in California, as described in more detail below.

During fiscal 1997 and 1998, in addition to oil and gas activities, Aspen's management focused attention on uranium deposits in sandstone in Wyoming because of the anticipated shortfall of uranium needed for nuclear power plants worldwide. However, a market for uranium projects did not develop quickly and Aspen made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. Nevertheless, in March 1998, Aspen was able to negotiate an agreement with a privately-held Canadian company which provided for Aspen to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, a privately-held Canadian company. Aspen conveyed to the privately-held company all of Aspen's interest in two uranium projects in Wyoming. Pursuant to a Termination Agreement and Release dated August 31, 2000 and signed by Aspen's president and the president of the Canadian corporation, Aspen released the Canadian corporation from any further obligations in exchange for the return of all of Aspen's geological data.

In order to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines, Aspen management established an 85% owned subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability corporation. The objective of APS shall be to seek opportunities or situations where: (i) electrical power is needed; (ii) adequate supplies of natural gas are available; (iii) electrical transmission capacity is available; (iv) suitable land is available at acceptable costs; (v) there is an

----------------------------

adequate water supply; (vi) needed permits are available for construction and operations. APS is currently looking for situations which meet all of the above requirements for the permitting of a power plant. When, and if, such a site is found, of which there is no assurance, it will be necessary for APS to find third party sources of funding in order to carry the project forward. A location in California is currently under investigation. Larry Baccari of Sheridan, Wyoming, an electrical engineer with experience in constructing turbine power plants, has assumed the presidency of APS. The board of directors of APS consists of Mr. Baccari, R. V. Bailey, president of Aspen Exploration, and Ray
K. Davis, accounting consultant to Aspen Exploration.

On March 1, 2000 Aspen Exploration Corporation passed a resolution concerning Aspen Power Systems Corporation ("APS") which (1) reduced its interest in APS from 85% to 25%; (2) accepted a note receivable from APS in the amount of $130,000 with interest at 8% per annum and (3) transferred its 60% relinquished interest to R. V. Bailey, president and chairman of Aspen Exploration Corporation, Ray K. Davis, consulting accountant to Aspen Exploration, and Larry Baccari, consultant to Aspen Exploration, in exchange for $15,000 each which was contributed to the working capital of Aspen Power Systems. The ownership of Aspen Power Systems, LLC is now 25% each for Aspen Exploration Corporation and Messrs. Bailey, Baccari and Davis. Aspen Exploration plans to account for its 25% interest in APS using the equity method of accounting.

Aspen will not be required to fund any future projects of APS and no further dilution of Aspen's equity in APS is anticipated. Aspen has expensed the entire amount of funds advanced to APS and has assigned no value to the note receivable due from APS.

Aspen has been providing a limited amount of office space and certain general and administrative costs to APS, which are a nominal expense. In addition, Aspen has been paying all of Mr. Bailey's salary at a direct rate of approximately $48.00 per hour (excluding benefits) while APS is to reimburse Aspen at a rate of $75.00 per hour for time spent on APS projects at a time when funds are available to APS. Actual expenses incurred by Mr. Bailey in connection with work on behalf of APS are reimbursed to Mr. Bailey by APS from its own funds.

On March 2, 2000 Larry Baccari, president of Aspen Power Systems, LLC was granted non-qualified stock options to purchase 100,000 shares of Aspen Exploration Corporation. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2003.

----------------------------

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

          (7) Aspen's ability to participate in these projects may be dependent on the availability to Aspen of adequate financing from third parties which may not be available on commercially-reasonable terms, if at all. Many of these risks are described herein, and it is important that each person reviewing this report understand the significant risks attendant to the operations of Aspen. Aspen disclaims any obligation to update any forward-looking statement made herein.

          (8) Although Aspen currently has no active operations in the mining segment, mining exploration and mining have inherent risks including the environment, low prices for commodities, competition from better financed

----------------------------

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

     (B) Narrative Description of Business.

Oil and Gas Exploration and Development:
----------------------------------------

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

----------------------------

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

Mineral Exploration and Development:
------------------------------------

Aspen has curtailed, for the time being, active exploration for precious metals in Alaska as well as uranium exploration in Wyoming. Aspen's activities in the mineral segment are not material to Aspen at the present time.

Power Plant Construction and Electric Power Generation:
-------------------------------------------------------

Although APS is actively seeking opportunities to construct electric power generation plants, to find good sites for power plants, and to locate parties interested in investing in such power plants, none of this has been accomplished and there is no assurance APS will be successful in any of these endeavors.

     (1) Principal products produced and services rendered: Aspen's products during fiscal 2000 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which the producing wells are located. In the fiscal year ended June 30, 2000, crude oil and natural gas sales and related revenues accounted for $1,424,278 or 99% of Aspen's total revenues; while $16,301, or 1% was interest and other income.

----------------------------

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

----------------------------

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

     (6) Dependence upon one or a few major customers: In the oil and gas segment of Aspen's business, two companies in fiscal 2000 and one company in 1999 represented sales in excess of 10% of Aspen's total oil and gas revenues for the last two fiscal years. Aspen does not believe the loss of these customers would adversely impact its revenues because sales are market driven and not dependent on any one purchaser. The availability of oil and gas purchasers is such, however, that any buyer discontinuing purchases from Aspen could almost assuredly be replaced by another buyer.

     (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration: Aspen does not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. Aspen has received a trademark registration (serial no. 74-396,919 registered on March 1, 1994) for its corporate logo. The registration is for a term of ten years. To maintain the registration for its entire term Aspen filed an affidavit of commercial use on February 21, 2000.

     (8) Need for government approval of principal products or services: Not applicable.

----------------------------

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

     (12) Employees. At June 30, 2000, Aspen employed three full-time persons. Aspen also uses independent contractors and other consultants, as needed.

Item 2. Properties
------------------

     (A) Oil and Gas Properties

     (1) General Information
     -----------------------

Aspen increased its net gas reserves by 28% (2,373 MMCF from 1,851 MMCF) during fiscal year 2000. The undiscounted future net income forecast to be recovered from oil and gas reserves increased 160% (to $10,967,000 from $4,214,000) during the last fiscal year, in addition to replacing the $1,271,000 of oil and gas reserves produced during the last fiscal year. Of the $10,967,000 of undiscounted future net income, $3,429,000 is expected from producing reserves and $7,538,000 is expected from non-producing reserves.

------------------------------

Drilling Activity
-----------------

     During the fiscal year ended June 30, 2000 Aspen participated in the drilling of 11 wells, of which 8 were completed as gas wells and 3 were dry holes and plugged and abandoned, a success ratio of 73%.

Denverton Creek Field, Solano County, California. Aspen owns a 23.55% to 27.55% working interest in approximately 2,041 gross (1,798 net) acres located in this field. Aspen, with other participants, drilled and completed the Emigh 3-1 well in the winter of 2000 to a total depth of 11,000'. This well encountered over 100 feet of potential net pay in several different formations. In spring 2000, Aspen deepened its Emigh 35-1 well to encounter the Peterson formation. This operation was a success and the well commenced production in June 2000, at a rate in excess of 800 MCFPD and 10 barrels of condensate per day. In spring 2000, Aspen acquired an 11.9% working interest in the Cygnus #1 well, operated by Continental Operating Company, located slightly north of Aspen's leasehold in the Denverton Creek gas field, Solano County, California. This well was directionally drilled to a depth of approximately 11,000' and encountered approximately 80' of potential net pay in the Starkey and Peterson formations. The Peterson sand was perforated and tested at a stabilized rate of 3 Million Cubic Feet Per Day (3,000 MCFPD) of high BTU natural gas (1100 BTU) with condensate. The flowing tubing pressure was 3,589# and the shut in tubing pressure was 4,490#. Gas sales commenced on April 9th at a rate of 3,500 MCFPD, 25 barrels of condensate per day, and 12 barrels of water per day (BWPD), with a flowing tubing pressure of 3,900#. This was Aspen's sixth productive well out of seven attempts in this field. Cumulative production from the 6 wells (Emigh 2-1, 34-1, 35-1 35-2, 3-1 and Cygnus 1) as of June 30, 2000 was in excess of 6 BCF (billion cubic feet) of natural gas. First production commenced from the Emigh 34-1 in November 1996. Gas prices for September 2000 are approximately $6.00 per MMBTU. For the past two years, Aspen has been the recipient of the California Division of Oil and Gas (CDOD) "Outstanding Lease Maintenance Award" for its Denverton Creek gas field operations. This award is given to operators who not only meet, but exceed, the requirements for producing well operations set by the CDOG.

Malton Black Butte, Tehama and Glenn Counties, California. On July 16, 1998, Aspen acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. Aspen acquired a 100% working interest in the two properties from D. E. Craggs,

------------------------------

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

Pursuant to the agreement with Craggs, Aspen paid Craggs 25% of the purchase price at the closing ($68,750 cash and 68,750 common shares); and an additional $68,750 cash was paid, and 68,750 common shares of stock were issued during January of 1999, and again in January of 2000. Aspen is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January of 2001. The affiliated and unaffiliated parties who purchased the working interests from Aspen paid their entire purchase price prior to the closing.

Aspen acquired 3 square miles of seismic data to evaluate the undeveloped acreage on its Johnson and Gay leases. Aspen participated in the drilling of 5 successful wells out of 6 attempts on this acreage during the past fiscal year.

The Elektra 1 was drilled and completed in June 1999. The well was drilled to a total depth of 4,060', and encountered various pay zones in the Kione and Forbes formations. One of the Forbes zones was tested at 3,000 MCFPD, and the Kione formation was tested at 500 MCFPD. The well is being produced as a dual completion. Gas sales commenced in August 1999. Cumulative production as of June 30, 2000 was approximately 900,000 MCF. Aspen owns a 7.56% working interest in this well.

In July 1999 the Houghton 25-1 well was drilled to a depth of 4,600' and dually completed from two Forbes intervals for an initial estimated combined rate of 3,200 MCFPD. Gas sales commenced in September 1999. Cumulative production as of June 30, 2000 was approximately 629,000 MCF. Aspen owns a 7.77% working interest in the well.

In July 1999 the Eastby 36-2 well was drilled to a depth of 4,700' and dually completed from the Eocene and Forbes formations. Gas sales commenced in September 1999 from the Eocene formation at a rate of approximately 875 MCFPD. Cumulative production as of June 30, 2000 is 109,000 MCF. Aspen owns a 7.77% working interest in the Eocene formation and a 7.00% working interest in the Forbes formation.

------------------------------

In October 1999 Aspen drilled, evaluated and plugged and abandoned the Hart 19-1 well, a 2,200' Eocene test.

In December 1999 the Daughters of the Dragon 1 well was drilled to a depth of 5,100' and completed in multiple Forbes intervals. Gas sales commenced in January 2000. Cumulative production as of June 30, 2000 is 76,000 MCF. Aspen has a 28.5% working interest in the currently completed intervals. Aspen is the operator of this well.

In June 2000 the Gay Unit 12-1 was drilled to a depth of 4,050' and completed in multiple Forbes intervals. Gas sales commenced in late June 2000 at the rate of 750 MCFPD. Aspen has a 10.5% operated working interest in this well.

Rosedale Field, Kern County, California. Aspen acquired a 12% operated working interest (9.51% net revenue interest) in two flowing oil wells and two shut-in oil wells effective November 1, 1995, located in the Rosedale Field, Kern County, California. These wells produce high gravity oil (32(degree)) from the Stevens formation at depths ranging from 6,400' to 6,600'. The Arco 36X- 10 had been flowing oil for over ten years and was recently put on pump. Cumulative production as of June 30, 2000 is approximately 241,000 barrels of oil and the current production is approximately 35 BOPD and 120 BWPD. The Arco 46X-10 commenced production in April 1998 and is currently pumping 22 BOPD and 120 BWPD.

West Bellevue Extension Field, Kern County, California. Aspen acquired an 18% operated working interest (13.34% net revenue interest) in one pumping oil well located in the West Bellevue Extension Field, Kern County, California effective November 1, 1995. This well, the Brandt 16X-27, has produced approximately 130,000 barrels of high gravity oil (32(degree)) from the Stevens formation from a depth of approximately 8,400' to 8,500'. The well was recompleted in April 1998 in a higher Stevens interval at a depth of 7,655' to 7,664'. This zone is currently pumping 11 BOPD with 3 barrels of water per day. One behind-pipe zone exists in this well which will be tested at a later date. Aspen has 680 gross acres contiguous to this well which may have several good offset drilling locations.

In October 1997, Aspen completed the Brandt 26X-27 well, an extension test to its Brandt 16X-27 well. The new well commenced production from the Stevens formation in October 1997, and is currently pumping approximately 44 BOPD and 15 BWPD. Cumulative production as of June 30, 2000 is approximately 69,000 BO.

------------------------------

Winters Gas Field, Solano County, California. Aspen drilled and completed the Cigar 20-1 located in the Winters gas field, Solano County, California. Gas sales commenced in December 1999 and continued through April 2000 at which time the well became uneconomic. The well was plugged and abandoned in June 2000.

     (2) Production Information
     --------------------------

          (i) Net Production, Average Sales Price and Average Production Costs (Lifting). The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2000, 1999 and 1998, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                               Years Ended June 30,
                                               --------------------
                                         2000          1999          1998
                                        ------        ------        ------
      Net Production
      --------------
      Oil (Bbls)                         6,282        10,317         6,942
      Gas (Mcf)                        384,055       457,695       259,394

      Average Sales Prices
      --------------------
      Oil (per Bbl)                     $22.58        $10.94        $12.57
      Gas (per Mcf)                     $ 2.94        $ 2.31        $ 2.51

      Average Production Cost(1)
      --------------------------
      Per equivalent
        Bbl of oil                      $ 4.90        $ 4.14        $ 3.65

      Average Lifting Costs(2)
      ------------------------
      Per equivalent
        Bbl of oil                      $ 1.44        $  .91        $ 1.51

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

          (ii) Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding Royalty Interests.

               (a) Leasehold Interests - Productive Wells and Developed Acres:
The table below sets forth Aspen's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 2000:

------------------------------

                                             Aspen's
                                   Producing and Shut-In Wells
                                   ---------------------------

                                     Gross          Net(1)
                                   ---------     ------------
                                   Oil   Gas     Oil      Gas
                                   ---   ---     ---      ---
                 Prospect
                 --------

                 California:
                   Arco 36X           1   --     0.12      --
                   Arco 46X           1   --     0.12      --
                   Brandt 16X         1   --     0.18      --
                   Brandt 26X         1   --     0.1343    --
                   Cygnus 1          -     1     -        0.1190
                   Emigh 2-1         --    1     --       0.2355
                   Emigh 3-1         -     1     -        0.2380
                   Emigh 34-1        --    1     --       0.2355
                   Emigh 35-1        --    1     --       0.2380
                   Emigh 35-2        --    1     --       0.2755
                   Johnson Unit      --    3     --       0.6300
                   Gay Unit          --    3     --       0.6300
                   Gay Unit 12-1     -     1     -        0.1050
                   Dragon 1          -     1     -        0.2835
                   Elektra 1         --    1     --       0.0756
                   Eastby 36-2       -     1     --       0.0777
                   Houghton 25-1     -     1     -        0.0777
                   Grey Wolf 1       --    1     --       0.1800
                   Sanborn 3-3       --    1     --       0.0080

                                     --   --     ------   ------
                 TOTAL                4   19     0.5543   3.4090
                                     ==   ==     ======   ======


(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

------------------------------

                             Developed Acreage Table
                             -----------------------

                                     Aspen's Developed Acres(1)
            Prospect                  Gross(2)          Net(3)
            --------                  --------          ------
            California:
                Grey Wolf 1             120.00           21.60
                W Bellevue Ext Fld      160.00           24.14
                Rosedale Field           80.00            9.60
                Sanborn 3-3             615.00            5.23
                Denverton Creek         976.32          202.25
                Malton Black
                  Butte Field         2,022.50          553.38
                                      --------          ------

                        TOTAL         3,973.82          816.20
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

          (ii) (b) Royalty Interests in Productive Wells and Developed Acreage:
The following tables set forth at June 30, 2000 Aspen's royalty interest in productive gas wells and developed acres:

                          Overriding Royalty Interests
                          ----------------------------

                                         Productive Wells  Gross
                                         ----------------  -----
          Prospect        Interest(%)      Oil      Gas    Acreage(1)
          --------        -----------      ---      ---    ----------

          California:
           Cygnus 1        1.142816         --       1      160.00
           Emigh 3-1       1.260150         --       1      160.00
           Gay Unit        5.000000         --       1      585.18
           Gay Unit 12-1   2.500000         -        1       60.00
           Sanborn 3-3     0.101590         --       1      615.00
                                            --      --    --------

                   TOTAL                    --       5    1,580.18
                                            ==      ==    ========

(1)  Consists of acres spaced or assignable to productive wells.


          (ii) (c) Drilling Activity: The following table sets forth the results of Aspen's drilling activities during the fiscal years ended June 30, 2000 and 1999:

------------------------------

                                           Drilling Activity
                                           -----------------
                               Gross Wells                      Net Wells
                        -------------------------      -------------------------
Year                    Total    Producing    Dry      Total    Producing    Dry
----                    -----    ---------    ---      -----    ---------    ---

1999  Exploratory         4          2         2         .76      .35        .41

2000 Exploratory         11          8         3        1.61     1.29        .32


          (ii) (d) Leasehold Interests - Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2000:

                                          Aspen's Undeveloped Acreage
                                          ---------------------------
                                                Gross      Net
                                                -----      ---

                  California:
                    Denverton Creek            1,608.68   238.34
                    W. Bellevue Extension
                      Field                      520.00    30.16
                    Winters                      773.30   386.65
                    Rice Creek                   137.55   137.55
                                               --------   ------

                             TOTAL             3,039.53   792.70
                                               ========   ======

          (iii) Delivery Commitments. Aspen is not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

     (3) Reserve Information
     -----------------------

Oil and Gas Reserves. Oil and gas reserves for Aspen's properties have been evaluated at June 30, 2000 by Cecil Engineering, Inc.

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

------------------------------

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


                            Estimated Proved Reserves
                            -------------------------

     The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2000 and 1999. See Note 10 to the Consolidated Financial Statements and the above discussion.

         Proved Reserves                     Oil (Bbls)     Gas (Mcf)
         ---------------                     ----------     ---------

         Estimated quantity, June 30, 1998       29,000     1,742,000

           Revisions of previous estimates       (3,000)      (26,000)
           Discoveries                            1,000       400,000
           Purchases                               --         192,000
           Production                           (10,000)     (457,000)
                                             ----------    ----------

         Estimated quantity, June 30, 1999       17,000     1,851,000
                                             ==========    ==========

           Revisions of previous estimates        3,000       (33,000)
           Discoveries                            1,000       935,000
           Production                            (6,000)     (380,000)
                                             ----------    ----------

         Estimated quantity, June 30, 2000       15,000     2,373,000
                                             ==========    ==========


                       Developed and Undeveloped Reserves
                       ----------------------------------

                                   Developed   Undeveloped    Total
                                   ---------   -----------    -----
            Oil (Bbls)
                  June 30, 1999      14,000         3,000      17,000
                  June 30, 2000      12,000         3,000      15,000

            Gas (Mcf)
                  June 30, 1999     606,000     1,245,000   1,851,000
                  June 30, 2000     749,000     1,624,000   2,373,000

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to Aspen's proved oil and gas reserves as well as other reserve information, see Note 10 to the Consolidated Financial Statements.

          (i) Oil and Gas Reserve Estimates Filed. No estimates of total proved net oil or gas reserves were filed by Aspen with, or included in reports to, any federal authority or agency since the beginning of Aspen's last fiscal year.

------------------------------

     (B) Title

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

     (C) Office Facilities. Aspen maintains office space in Denver, Colorado, its principal office, Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Aspen signed a one year lease agreement to November 30, 2000 and is subject to a lease rate of $1100 per month. Aspen also subleases a portion of its president's office in Castle Rock, Colorado on a month to month basis for a monthly fee of $260. The Bakersfield, California office has 546 square feet and a monthly rental fee of $683. The three year lease expires February 2, 2003.

Item 3. Legal Proceedings
-------------------------

     Aspen is not currently involved in any legal actions.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 2000, or any subsequent period.

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

     The OTC Bulletin Board adopted new rules which result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. At June 30, 2000 and 1999, Aspen believes it is in full compliance with these rules.

                                               Range of Bid Prices
                                                   Common Stock
                                                   ------------
                                               Low Bid    High Bid
                                               -------    --------

              Fiscal Year Ended June 30, 2000:
              --------------------------------

                       First Quarter           $  .37    $  .53125
                       Second Quarter             .31       .375
                       Third Quarter              .31       .59375
                       Fourth Quarter             .37       .53125

              Fiscal Year Ended June 30, 1999:
              --------------------------------

                       First Quarter           $  .44    $ 1.13
                       Second Quarter             .44       .69
                       Third Quarter              .44       .59
                       Fourth Quarter             .50       .56


     (B) Holders

     The approximate number of stockholders of record of Aspen's common stock at June 30, 2000 and 1999 was 1,344 and 1,375, respectively. This number does not reflect an indeterminate number of beneficial holders who own their shares in street name through broker/dealers and other depositories.

Item 5. Market for Aspen's Common Stock & Related Security Holder Matters (Continued).
-------------------------------------------------------------------------

     (C) Dividends

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2000, or subsequently, and Aspen has paid no cash dividends on its common stock since inception. There are no contractual restrictions on Aspen's ability to pay dividends to its shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

June 30, 2000 as compared to June 30, 1999
------------------------------------------

At June 30, 2000 current assets were $875,641 and current liabilities were $793,414 and Aspen had positive working capital of $82,227 compared to assets of $473,109 and liabilities of $439,735 and working capital of $33,374 at June 30, 1999. This represents a 146% increase in working capital. In light of recent successful drilling operations, the acquisition of producing properties and the continued improvement in oil and gas prices received by Aspen, increased revenues should continue to have a positive effect on Aspen's working capital and contribute significantly to its cash flow in the year ahead.

Aspen's capital requirements can fluctuate over a twelve month period because its drilling program is usually carried out in California's dry season, from late April until October, after which wet weather either precludes further activity or makes it cost prohibitive.

In order to provide interim financing, Aspen withdrew $200,000 during 1997 against a split dollar life insurance plan. Also, during October of 1997, Aspen borrowed an additional $130,000 to finance its share of drilling an offset well on the Denverton Creek property from an affiliate. At June 30, 1999, the $200,000 insurance loan was paid in full and the balance due to the affiliate was reduced to $59,487 from cash made available by operations.

Again in fiscal 2000, Aspen borrowed $125,000 against the split dollar life insurance plan, as well as accrued interest payable of $30,430. At June 30, 2000 that loan was still outstanding, but Aspen had paid down the affiliate note to $12,566. The affiliate loan was subsequently paid in full in August 2000.

During fiscal 1999, Aspen Exploration Corporation created Aspen Power Systems, LLC ("APS"), an 85% owned subsidiary. Aspen had dedicated certain cash resources to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Aspen spent a total of approximately $130,000 in order to provide funding for APS to attempt to commence funding its own operations. Such funding came from Aspen's operating funds derived from oil and gas production.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

There is no assurance APS will be able to fund its own operations. Through June 30, 2000, Aspen has expended approximately $130,000 on this project, $45,657 of which was expensed in the twelve months ended June 30, 2000. As discussed above, Aspen restructured its interest in APS and assigned no value to the note receivable due from APS and anticipates no future requirements to fund any further projects of APS.

Should Aspen Power Systems, LLC fail to fund future projects, we will be unable to collect the $130,000 advanced plus accrued interest.

In March 1998, Aspen reached an agreement with a privately-held Canadian company which provided for Aspen to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, a privately-held Canadian company. Aspen conveyed to the privately-held company all of Aspen's interest in two uranium projects in Wyoming. Pursuant to a Termination Agreement and Release dated August 31, 2000 and signed by Aspen's president and the president of the Canadian corporation, Aspen released the Canadian corporation from any further obligations in exchange for the return of all of Aspen's geological data. These Canadian shares have no value and we did not receive any cash from the Canadian company.

Aspen invested $633,000 and $627,000 in its oil and gas properties for the fiscal years ended June 30, 2000 and 1999. While Aspen has not finalized drilling plans for fiscal 2001, it has committed to participate in the drilling of 5 wells through October 2000, with its share of drilling costs estimated to be approximately $275,000, and we anticipate additional drilling will occur in fiscal 2001.

Aspen believes that internally generated funds and borrowings are sufficient to finance Aspen's drilling and operating expenses for the next twelve months.

Aspen anticipates a reduction in its outstanding loans from November 2000 through March 2001 but may be required to again seek outside funding to facilitate its fiscal 2001 drilling program.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

                              Results of Operations
                              ---------------------

2000 Compared to 1999
---------------------

For the twelve months ended June 30, 2000, Aspen's operations continued to be focused on the production of oil and gas and the investigation for possible acquisition of producing oil and gas properties.

Oil and gas revenues, which includes income from management fees, for the twelve months ended June 30, 2000, increased $133,586, from $1,290,692 to $1,424,278, a
10% improvement. This increase reflects increased emphasis on operations conducted in California and the continued production from the Denverton Creek and Malton Black Butte fields. During fiscal 2000, Aspen participated in the drilling of eleven wells, eight of which were completed as successful gas wells and three were dry holes.

Oil and gas production expenses increased $21,250 from $78,971 to $100,221, a 27% increase. This increase was due primarily to the addition of eight producing gas wells drilled during the year, the perforating and recompleting uphole of several of the gas wells in the Denverton Creek field as well as putting several gas wells on compressor and two oil wells on pumping units to increase their productivity.

Depletion, depreciation and amortization decreased $33,169, or 11% from $289,096 in fiscal 1999 to $255,927 in fiscal 2000. While the depletable assets in the full cost pool increased by approximately $633,000 in fiscal 2000, the proved, recoverable reserves of oil and gas increased from BOE 326,000 (barrel of oil equivalent) in fiscal 1999 to BOE 411,000 in fiscal 2000, a 26% increase. This increase in recoverable reserves resulted in a lower percentage of depletion applied to the full cost pool and hence a reduced depletion expense for fiscal 2000.

Selling, general and administrative expenses increased $36,858 or 8% during fiscal 2000, due to higher salary expense and contribution to employees' 401(k) plans. These increases were offset somewhat by a reduction in consulting fees and travel expense. Management continues its commitment to contain costs and increase cash flow where ever possible.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

As a result of Aspen's operations for the fiscal year ended June 30, 2000, Aspen ended the year with a net income of $495,569 compared to a net income of $330,250 a year earlier. This increase of approximately $165,000 reflected an increase of approximately $133,600 in oil and gas sales and related management fees from outside third parties. These increases are the direct result of successful drilling and production operations conducted in California. Interest and other income decreased $9,884 or 38% from $26,185 in 1999 to $16,301 in 2000. The decrease in interest and other income was caused by a reduction of interest income of approximately $6,000 and an increase in other expense of approximately $3,000.

During the twelve months ended June 30, 2000, the energy industry saw a substantial improvement in the price received for oil and gas. Aspen's oil price was $16.30 during July 1999 and $27.37 for June 2000, a 68% improvement, correspondent increases in the price of natural gas were also evident with gas prices increasing from $2.40 in July 1999 to $4.28 at the end of June 2000, a 78% increase. With Management's continued emphasis on cost control, successful drilling and production operations and its improving gas sales, Aspen believes its net income and earnings per share will continue to grow, assuming oil and gas prices maintain their current level or increase.

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiary as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2000 and 1999, and the results of their consolidated operations and cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.




                                               /s/ GORDON, HUGHES & BANKS, LLP
                                               -------------------------------
                                               GORDON, HUGHES & BANKS, LLP

Englewood, Colorado
August 28,2000

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              June 30,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
Current Assets:

  Cash and cash equivalents, including
    $417,443 and $296,294 of invested
    cash in 2000 & 1999, respectively
    (Note 1) .....................................   $   507,382    $   335,603

  Precious metals (Note 1) .......................        18,823         18,823

  Accounts & trade receivables ...................       340,177        108,913

  Prepaid expenses ...............................         9,259          9,770
                                                     -----------    -----------

  Total current assets ...........................       875,641        473,109
                                                     -----------    -----------

Investment in oil & gas properties, at
  cost (full cost method of
  accounting) (Note 10) ..........................     2,942,712      2,309,566

    Less accumulated depletion and
      valuation allowance ........................    (1,520,589)    (1,280,305)
                                                     -----------    -----------

                                                       1,422,123      1,029,261
                                                     -----------    -----------

Property and equipment, at cost:

  Furniture, fixtures & vehicles .................       201,654        178,403

    Less accumulated depreciation ................      (128,689)      (136,237)
                                                     -----------    -----------

                                                          72,965         42,166
                                                     -----------    -----------

Cash surrender value, life insurance
  (Note 2) .......................................       239,095        239,095
                                                     -----------    -----------

Total assets .....................................   $ 2,609,824    $ 1,783,631
                                                     ===========    ===========

                              (Statement Continues)
                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,
                                                   ----------------------------
                                                      2000              1999
                                                   -----------      -----------

Current liabilities:

  Accounts payable and accrued
     expenses ................................     $   363,955      $   280,920


  Advances from joint interest owners ........         169,713           32,245

  Income tax payable (Note 6) ................          23,000              -0-

  Notes payable - current (Note 4) ...........         236,746          126,570
                                                   -----------      -----------

  Total current liabilities ..................         793,414          439,735
                                                   -----------      -----------

Notes payable - long term (Note 4) ...........             -0-           81,003
                                                   -----------      -----------

Stockholders' equity:
    (Notes 1 and 5):
    Common stock, $.005 par value:
    Authorized:  50,000,000 shares
    Issued and outstanding:  At June
      30, 2000: 5,345,938 and June 30,
      1999: 5,191,322 ........................          26,729           25,956


  Capital in excess of par value .............       6,017,610        5,951,602

  Accumulated deficit ........................      (4,191,096)      (4,686,665)

  Deferred compensation ......................         (36,833)         (28,000)
                                                   -----------      -----------

  Total stockholders' equity .................       1,816,410        1,262,893
                                                   -----------      -----------

Total liabilities and stockholders'
 equity ......................................     $ 2,609,824      $ 1,783,631
                                                   ===========      ===========


                 See Notes to Consolidated Financial Statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended June 30,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------      -----------
Revenues:

  Oil and gas (Note 10) .......................     $ 1,270,825      $ 1,171,995

  Management fees (Note 10) ...................         153,453          118,697

  Interest and other income ...................          16,301           26,185
                                                    -----------      -----------

                                                      1,440,579        1,316,877
                                                    -----------      -----------

Costs and expenses:

  Oil and gas production ......................         100,221           78,971

  Write-off of undeveloped mining
    properties ................................             -0-           25,856

  Aspen Power Systems expense
    (Note 15) .................................          45,657           83,950

  Depreciation, depletion and
    amortization ..............................         255,927          289,096

  Interest expense ............................           9,992           35,399

  Selling, general and administrative .........         510,213          473,355
                                                    -----------      -----------

                                                        922,010          986,627
                                                    -----------      -----------

Net income before taxes .......................     $   518,569      $   330,250

Provision for income taxes ....................         (23,000)             -0-
                                                    -----------      -----------

Net income ....................................     $   495,569      $   330,250
                                                    ===========      ===========

Basic earnings per common share ...............     $       .09      $       .06
                                                    ===========      ===========

Diluted earnings per common share .............     $       .09      $       .06
                                                    ===========      ===========

Basic weighted average number of
  common shares outstanding ...................       5,207,264        5,179,267
                                                    ===========      ===========

Diluted weighted average number of
  common shares outstanding ...................       5,443,489        5,587,978
                                                    ===========      ===========


                 See Notes to Consolidated Financial Statements



Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                               ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                        Common Stock
                           ---------------------------------------
                                                        Capital in
                             Number          Par        Excess Of    Accumulated     Deferred
                            Of Shares       Value       Par Value      Deficit     Compensation       Total
                           -----------   -----------   -----------   -----------   ------------    -----------
Balances, June 30, 1998      4,916,322   $    24,581   $ 5,677,977   $(5,016,915)   $   (28,000)   $   657,643

Stock issued for oil and
 gas properties                275,000         1,375       273,625          --             --          275,000

Net income for year               --            --            --         330,250           --          330,250
                           -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 1999      5,191,322   $    25,956   $ 5,951,602   $(4,686,665)   $   (28,000)   $ 1,262,893
                           -----------   -----------   -----------   -----------    -----------    -----------

Options granted to
  Consultant                      --            --          18,000          --          (18,000)          --

Options exercised by
  Director                      80,000           400        20,400          --             --           20,800

Stock contributed to
  employee 401(k) plan          74,616           373
                                                            27,608          --             --           27,981
Amortization of
  deferred compensation           --            --            --            --            9,167          9,167

Net income for year               --            --            --         495,569           --          495,569
                           -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2000      5,345,938   $    26,729   $ 6,017,610   $(4,191,096)   $   (36,833)   $ 1,816,410
                           ===========   ===========   ===========   ===========    ===========    ===========


                              See Notes to Consolidated Financial Statements






                                                    29

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year Ended June 30,
                                                           2000          1999
                                                         ---------    ---------
Cash flows from operating activities:
-------------------------------------

  Net income .........................................   $ 495,569    $ 330,250

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Services rendered for overriding royalty interest ..        --         18,150
  Contribution to 401(k) plan ........................      27,981         --
  Amortization of deferred compensation ..............       9,167         --
  Depreciation, depletion, amortization and
    valuation allowance ..............................     255,927      289,096
  Changes in assets and liabilities:
    Increase (Decrease) in accounts receivable,
       and prepaid expenses ..........................    (230,753)       5,223
    Increase (decrease) in accounts payable and
       accrued expenses ..............................     273,933     (273,616)
    Write-off investment in other assets .............        --          3,400
    Increase in interest payable .....................        --          9,781
    (Additions) to cash surrender value ..............        --         (7,781)
    Write-off of undeveloped mining properties .......        --         25,856
                                                         ---------    ---------


Net cash provided by operating activities ............     831,824      400,359

Cash flows from investing activities:
-------------------------------------

  Prospect fees ......................................     109,072       12,900
  Sale of mining data ................................        --          1,970
  Conveyance of oil & gas properties for cash ........        --        477,950
  Proceeds from the sale of oil and gas properties ...        --          7,031
  (Additions) to oil and gas properties ..............    (753,370)    (595,176)
  Office equipment and vehicles purchased ............     (40,442)      (7,281)
  Sale of oil and gas equipment ......................       5,152         --
  Refund of deposit ..................................        --          2,100
                                                         ---------    ---------


Net cash (used) by investing activities ..............    (679,588)    (100,506)







                 See notes to consolidated financial statements

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                           Year Ended June 30,
                                                           2000          1999
                                                         ---------    ---------
Cash flows from financing activities:
-------------------------------------

  Notes payable-proceeds .............................     125,000        2,571
  Notes payable-repayments ...........................    (126,257)    (392,127)
  Sale of common stock ...............................      20,800         --
                                                         ---------    ---------

Net cash provided (used) by financing activities .....      19,543     (389,556)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .     171,779      (89,703)

Cash and cash equivalents, beginning of year .........     335,603      425,306
                                                         ---------    ---------

Cash and cash equivalents, end of year ...............   $ 507,382    $ 335,603
                                                         =========    =========


Schedule of non cash investing activities:
------------------------------------------

Issuance of common stock for oil & gas properties ....   $    --      $ 275,000

Increase in notes payable for oil & gas properties ...        --        275,000
                                                         ---------    ---------

                                                         $    --      $ 550,000
                                                         =========    =========

Interest Paid ........................................   $   9,992    $  25,481
                                                         =========    =========

Income taxes paid ....................................   $    --      $   2,143
                                                         =========    =========







                 See notes to consolidated financial statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     Aspen Exploration Corporation ("the Company") was incorporated on February 28, 1980 and is engaged in the business of acquiring and developing interests in domestic oil and gas properties and uranium and other mineral properties.

     Through November 1996, the Company had oil and gas operations in Wyoming, Montana, North Dakota, Colorado, Texas and California. After November 1996, the Company concentrated all its efforts in the state of California.

     The Company has a wholly owned subsidiary, Aspen Gold Mining Company, as well as 25% owned Aspen Power Systems, LLC ("APS") formed in February 1999. None of the subsidiaries have any assets, liabilities or operations.

     APS will attempt to design, construct and possibly operate gas turbine power plants to generate electrical energy. For that purpose, Solano Power was organized on December 27, 1999. Solano Power plans to find a joint venture partner to develop a 50MW natural gas powered electric generation plant in Solano County, California. APS owns 100 units or 86.95% of Solano Power. (See Note 15)

     A summary of the Company's significant accounting policies follows:

     Consolidated Financial Statements
     ---------------------------------

     The consolidated financial statements include the Company and its wholly-owned subsidiary, Aspen Gold Mining Company. Significant intercompany accounts and transactions, if any, have been eliminated. The subsidiary is currently inactive. The equity method has been used to account for the Company's 25% interest Aspen Power Systems, LLC formed in February 1999.

     Using the equity method, an investment in a company is recorded at acquisition cost which is subsequently adjusted for the investor's share of dividends, earnings, or losses.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Precious Metals and Revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There is no allowance for unrealized losses against inventories due to market decline at June 30, 2000. There were no sales of gold from inventory for the years ended June 30, 2000 and 1999.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2000 and June 30, 1999.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Property and Equipment
     ----------------------

     Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $15,643 and $15,693 for the years ended June 30, 2000 and 1999, respectively.

     Undeveloped Mining Properties
     -----------------------------

     The Company capitalizes all costs associated with acquiring properties and developing proved mineral properties, including certain internal costs which specifically relate to each mining property area ("cost center"). Capitalized costs are deferred until the area of interest to which they relate is put into operation, sold, abandoned or impaired. The Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint ventures or other exploration participants reduce the amount of a cost center as a recovery of capitalized costs. The excess of the Company's pro rata share of advance mineral royalties, bonuses and other cash payments received by the Company from joint ventures or other exploration participants over capitalized costs in a specific cost center are recognized as revenue in the period received. All exploration costs and gains or losses on the sale or abandonment of mining properties are charged to current operations.

     Deferred Compensation Costs
     ---------------------------

     The Company records stock bonuses to employees as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 2000 and 1999, the Company expensed $9,167 and $-0-, respectively, in stock bonuses.

     Allowance for Bad Debts
     -----------------------

     The Company considers accounts receivable to be fully collectible as recorded as of June 30, 2000 and 1999; accordingly, no allowance for doubtful accounts is required.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Earnings Per Share
     ------------------

     The Company has adopted Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the years ended June 30, 2000 and 1999:

                                                 2000                              1999
                                    -------------------------------    -------------------------------
                                                             Per                                Per
                                     Net                     Share      Net                     Share
                                     Income       Shares     Amount     Income      Shares      Amount
                                     ------       ------     ------     ------      ------      ------
     Basic earnings per share:

       Net income and
       share amounts               $  495,569    5,207,264    $ .09    $330,250    5,179,267    $ .06

       Dilutive securities
        stock options                              680,000                           760,000

       Repurchased shares                         (443,775)                         (351,289)
                                   -------------------------------------------------------------------

     Diluted earnings per share:

       Net income and assumed
       share conversion            $  495,569    5,443,489    $ .09    $330,250    5,587,978    $ .06
                                   ==========   ==========    =====    ========   ==========    =====


     Capital Structure
     -----------------

     The Company has adopted SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires all companies to disclose all relevant information regarding their capital structure.

     Comprehensive Income
     --------------------

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     Segment Reporting
     -----------------

     The Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     Pension and Other Post Retirement Benefits
     ------------------------------------------

     The Company has adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" ("SFAS No. 132") which revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful.

     New Accounting Pronouncements
     -----------------------------

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of FASB No. 133. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. Additionally, in August 2000, the FASB issued Statement of Financial Accounting Standards No. 138

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses a limited number of issues causing implementation difficulties for numerous entities that apply FASB statement
     133. The Company believes this statement has no impact on its financial statements.

     Mortgage Backed Securities Retained after the Securitization of Mortgage Loans by Mortgage Banking Enterprises
     ------------------------------------------------------------------------

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" ("SFAS 134"). SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises. The Company believes this statement has no impact on its financial statements.

Note 2 EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     Effective July 1, 1990, the Company implemented a 401(k) defined contribution plan covering all employees. Under the amended terms of the plan, an employee is eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year and having attained age
     21. Participants may contribute up to a maximum of 15% of their pre-tax earnings (not to exceed $10,500) to the plan. Under the plan, the Company may make discretionary contributions to the plan. The Company made a plan contribution for fiscal 2000 of $27,981 and $-0- for fiscal 1999.

     Split Dollar Life Insurance Plan
     --------------------------------

     As part of the President's employment agreement dated November 8, 1991 (See
     Note 11), the Company purchased a split dollar life insurance policy for the President's benefit. The Company paid an annual premium of $60,000 per

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     year through December 31, 1997, on behalf of the President, of which a portion ("split") constituted compensation for the President. In addition, the Company at each anniversary pays the President an amount as a bonus to reimburse the President for personal income tax on his split.

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

     Additional compensation of $612 and $4,288 has been recognized as reimbursement to the President for income taxes for the years ended June 30, 2000 and 1999. The President's taxable amount was $2,188 and $15,314 for fiscal 2000 and 1999, equal to the "economic benefit" attributed to the President as defined by the Internal Revenue Code. The Company paid no premiums during fiscal 2000 and 1999.

     As of June 30, 2000 and June 30, 1999, the Company's accumulated cash surrender value was $239,095, which has been included as an asset on the Company's balance sheet. During fiscal 1997 and 1998, the Company withdrew $200,000 of cash surrender value to pay operating expenses. As of June 30, 1999, the Company had repaid the entire $200,000 loan. During 2000, the Company borrowed an additional $125,000 against the cash surrender value of the policy and that amount plus capitalized and accrued interest of $30,430 and $3,084, respectively was outstanding at June 30, 2000. The death benefit payable to the named beneficiary as of June 30, 2000 and 1999, is approximately $760,000. At June 30, 2000, the cash surrender value net of accrued interest and loans payable was approximately $80,600.

     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 2000 and 1999, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the Company's paid medical insurance plan. Expenses reimbursed for fiscal 2000 and fiscal 1999 were $13,621 and $5,400, respectively.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 MAJOR CUSTOMERS

     The Company derived in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                            The Company
                                            -----------
                                             A       B
                                            ---     ---
         Year ended:

           June 30, 2000                    75%     12%
           June 30, 1999                    87%      -

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 NOTES PAYABLE

     The Company owes the following debt:

                                                              June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
     Borrowings from life insurance company on
     cash surrender value of officer life
     insurance, interest at 6% per annum,
     collateralized by cash surrender value of
     policy.                                          $  155,430    $     -0-

     Note payable to related party, interest at
     11.21% per annum, monthly principal and
     interest payments of $4,269, due September
     2000, collateralized by working interests in
     the Emigh lease.                                     12,566        59,487

     Note payable to auto dealership, interest at
     1.90% per annum, monthly principal and
     interest payments of $879, due July 2000,
     collateralized by new vehicle.                         -0-         10,336

     Note payable to third party for the purchase
     of producing oil and gas properties. Interest
     at 5.475% per annum. Principal payments of
     $68,875 are due in January 2001. There is no
     collateral for this note.                            68,750       137,750
                                                      ----------    ----------

     Total notes payable                                 236,746       207,573

     Less current portion                                236,746       126,570
                                                      ----------    ----------

     Long term portion                                $     -0-     $   81,003
                                                      ==========    ==========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted average interest rate on short term borrowings outstanding at June 30, 2000 and 1999 were 16.33% and 9.78%, respectively.


Note 5 STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     On November 1, 1997, the Company granted 300,000 shares of common stock to the Company's vice president at a value of $.14 per share. The Company has the right to repurchase 100,000 shares of its common stock on or before December 31, 2001 if the officer is not employed by the Company on April 15, 2001. The repurchase price is $.01 per common share. Accordingly, the Company has deferred $28,000 in compensation expense to the officer until the 100,000 common shares have been earned by the vice president.

     In July 1998, the Company acquired a 100% working interest in two gas properties for $275,000 in cash and 275,000 shares of the Company's common stock valued at $1.00 per share. Simultaneously with the acquisition, the Company sold a 79% working interest share in the properties for $477,950 in cash.

     Stock Options
     -------------

     During fiscal 2000 one director exercised his options for 80,000 shares of the Company stock at an average price of $0.26 per share, or $20,800. On March 2, 2000 stock options were granted to the President of Aspen Power Systems, LLC for 100,000 shares of the Company's common stock at a grant price of $0.625 per share. These options are exercisable for 25,000 shares per annum from March 15, 2000 through March 15, 2003.

     A total of 100,000 shares of restricted stock with a weighted average grant value of $0.18 per share using the Black-Scholes option pricing model were awarded to a consultant in fiscal 2000.

     Total compensation expense recognized in the statement of operations for restricted stock awards was $9,167 during 2000 and $-0- for 1999.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of June 30, 2000, the Company had an aggregate of 780,000 common shares reserved for issuance under its stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following information summarizes information with respect to options granted under the Company's equity plans:

                                                Weighted Average
                                  Number of     Exercise Price of
                                   Shares       Shares Under Plans
                                  --------      ------------------

     Outstanding balance
      June 30, 1998                760,000          $    .26
                                  --------          --------

     Outstanding balance
      June 30, 1999                760,000          $    .26

     Granted                       100,000               .625

     Exercised                     (80,000)              .26

     Forfeited or
      expensed                         -0-               -0-
                                  --------          --------

     Outstanding balance
      June 30, 2000                780,000          $    .31
                                  ========          ========


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2000:

                                   Outstanding                  Exercisable
                            ---------------------------   ----------------------
                            Weighted
                            Average         Weighted                    Weighted
                            Remaining       Average                     Average
   Exercise   Number        Contractual     Exercisable   Number        Exercise
    Price     Outstanding   Life In Years   Price         Exercisable   Price
   --------   -----------   -------------   -----------   -----------   --------

     $.20     170,000       01/01/2002(1)   $.20          170,000       $.20

      .24     170,000       01/01/2002(1)    .24          170,000        .24

      .28     170,000       01/01/2002(1)    .28          170,000        .28

      .32     170,000       01/01/2002(1)    .32           70,000        .32

      .625    100,000       03/15/2004       .625          25,000        .625
              -------                                     -------

              780,000                                     535,000
              =======                                     =======


     (1) The term of the option will be the earlier of 01/01/2002 or the date the optionee is no longer an employee of the Company.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2000: no dividend yield, expected volatility of 8.60%, risk free interest rates of 8.5% and expected lives of 4 years.

     The Company accounts for the two stock option plans using APB Opinion No.
     25. The stock options granted during fiscal year 2000 were to consultants. These options were valued using the fair value method as calculated by the Black-Scholes option-pricing model and the resulting compensation was included in operating expense during fiscal year 2000. No options were granted to employees during the fiscal years 2000 and 1999. Therefore, no adjustment to net income for compensation expense would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

                                                 2000             1999
                                               -------          -------

           Net Income:      As Reported        495,569          330,250
                            Pro Forma          495,569          330,250
           Basic EPS:       As Reported            .09              .06
                            Pro Forma              .09              .06
           Diluted EPS:     As Reported            .09              .06
                            Pro Forma              .09              .06

Note 6 INCOME TAXES

     There is no deferred tax expense for the year ended June 30, 2000 and 1999. However, the Company accrued $23,000 of income tax expense to the state of California in fiscal 2000 but none in fiscal 1999. During 2000 the Company used $385,339 in net operating loss carryforwards to offset fiscal June 30, 2000 federal taxable income. During 1999, the Company used $133,576 in net operating loss carryforwards to offset fiscal June 30, 1999 federal taxable income. At June 30, 2000 and 1999, approximately $208,000 and $163,000, respectively, of net operating loss carryforwards expired. The benefits of timing differences have not been previously recorded.

     During 2000, the Company reduced the valuation allowance related to the remaining net assets by $75,758.

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:


       Deferred tax assets:                  2000           1999
                                         -----------    -----------

         General business credit         $     6,600    $    23,325
         Federal tax loss
           carryforwards                     934,207      1,110,521
         Valuation allowance                (834,895)    (1,103,692)
                                         -----------    -----------

                                             105,912         30,154
                                         -----------    -----------

       Deferred tax liabilities:
         Property, plant and
           equipment                         105,912         30,154
                                         -----------    -----------
                                         $       -0-    $       -0-
                                         ===========    ===========


     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                              2000              1999
                                             ------            ------
       Statutory federal income
         tax rate                             (34%)             (34%)

       State tax, net of federal
         benefit                              4.4%               -

       Utilization of net operating
         loss carryforwards                    34%               34%
                                             ------            ------

       Effective rate                         4.4%               -0-%
                                             ======            ======

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision for income taxes consists of the following components:

                                        2000            1999
                                       -------         ------
       Current tax expense             $23,000         $ --

       Deferred tax expense               --             --
                                       -------         ------

       Total income tax
         Provision                     $23,000         $ --
                                       =======         ======


     The Company has available net operating loss carryforwards of approximately $3,012,000 ($594,000 expires after 6/30/00, $14,000 expires after 6/30/01 with the balance expiring through the year ending 6/30/12).

     In addition, the Company has tax credit carryforwards of approximately $6,600 ($4,900 expires after 6/30/00, $1,200 expires after 6/30/01 with the balance expiring after 6/30/02).


Note 7 SEGMENT INFORMATION

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The mining segment receives its revenues primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive.

     The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of June 30, 2000, the Company was in the planning stage of this segment and no revenues have been received.

     During the year ended June 30, 2000, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by the Company in general.

     Net sales to one customer of the oil and gas segment totaled approximately $948,000 of revenues or 75% for the year ended June 30, 2000.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $633,000 for the development and acquisition of oil and gas property.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Segment information consists of the following:

                               Oil and Gas    Mining      Power Plant    Corporate   Consolidated
                               -----------    ------      -----------    ---------   ------------
     Revenues:

       2000                     $1,424,278   $        0    $        0    $   16,301    $1,440,579
       1999                      1,290,692            0             0        26,185     1,316,877

     Income (loss) from
       operations:

       2000                     $1,083,773   $        0    $  (45,657)   $ (519,547)   $  518,569
       1999                        938,318      (25,856)      (83,950)     (498,262)      330,250

     Identifiable assets:

       2000                     $1,762,300   $   18,823    $        0    $  828,701    $2,609,824
       1999                      1,138,174       18,823             0       626,634     1,783,631

     Depreciation, depletion
       and valuation charged
       to identifiable assets:

       2000                     $  240,284   $        0    $        0    $   15,643    $  255,924
       1999                        273,403            0             0        15,693       289,096

     Capital expenditures:

       2000                     $  633,146   $        0    $        0    $   23,251    $  656,397
       1999                        627,046            0             0         7,281       634,327


Note 8 RELATED PARTY TRANSACTIONS

     During the years ended June 30, 2000 and 1999, the Company provided one vehicle each to the Company's president and to an officer/director. The Company has also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on the Company's business. The cost of these items to the Company totaled less than $5,000 in each of the years ended June 30, 2000 and 1999. Management believes that the expenditures benefitted the Company.

     In January 1983, the Company entered into a Stock Purchase Agreement with the Company's president, R. V. Bailey, whereby Mr. Bailey granted the Company an option to purchase up to 75% of the Company's common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires the Company to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to the Company. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. Both the Company and

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another NASDAQ quotation service or any exchange on which the Company's common stock is quoted. The 1993 Agreement further requires the Company to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this Agreement. Therefore, the Company may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the two fiscal years ended June 30, 2000 and 1999.

     Prior to February 2000, Mr. Cohan, the Company's vice president who resides in California, provided the Company an office in his home at no cost to the Company. The Company reimbursed Mr. Cohan for expenses he incurred in his home office on behalf of the Company, such as telephone and other general and administrative expenses. During February 2000, the Company opened a separate office in Bakersfield and no longer reimburses home office expense to Mr. Cohan.

     Larry Baccari, President and 25% minority shareholder of Aspen Power Systems, LLC, and consultant to Aspen received compensation of $37,631 and $73,103 relating to consulting fees incurred in the startup of this venture during fiscal 2000 and 1999.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                     R. V.          R. A.          J. L.
                                     Bailey         Cohan          Shelton
                                     ------         -----          -------

     Denverton Creek Leases          1.27008%       1.27008%       0.48384%

     Johnson & Gay Units             1.26000%       1.26000%       0.48000%


     During fiscal 2000 the Company assigned the following overrides at no cost to its employees:

                                     R. V.          R. A.          J. L.
                                     Bailey         Cohan          Shelton
                                     ------         -----          -------

     Elektra 1                       0.376657%      0.376657%      0.143488%
     Eastby 36-2: Eocene             0.466200%      0.466200%      0.177600%
     Eastby 36-2: Forbes             0.419999%      0.419999%      0.159999%
     Houghton 25-1                   0.466200%      0.466200%      0.177600%
     Daughters of the Dragon 1:
        4001' to 4870'               1.046270%      1.046270%      0.398579%
        Surface to 4000'             0.376657%      0.376657%      0.143488%
     Cygnus 1                        0.233239%      0.233239%      0.044633%
     Gay Unit 12-1                   0.630000%      0.630000%      0.240000%

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     R. V. Bailey, President and director of the Company, Robert A. Cohan, Vice President and director of the Company, and Ray K. Davis, consultant and officer of the Company, each have working and royalty interests in certain of the California oil and gas properties operated by the Company. The related parties paid for their proportionate share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. As of June 30, 2000, working interests of the Company and its related parties in certain producing California properties are set forth below:

                               GROSS WELLS          NET WELLS
                               OIL       GAS        OIL        GAS
                               ---       ---        ---        ---

     Aspen Exploration          4         19        .55        2.65

     R. V. Bailey               4         12        .06         .19

     R. A. Cohan                1         12        .01         .20

     R. K. Davis                4         18        .24         .51


     See Note 11 for additional related party disclosure.


Note 9 CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. While the Company has approximately $407,300 in excess of the FDIC $100,000 limit at one bank, the Company places its cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals, with the exception of one major gas purchaser, who normally settles within 25 days of the previous month's gas purchases. The Company believes its exposure to credit risk is minimal.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                 June 30,
                                        --------------------------
                                           2000            1999
                                        -----------    -----------

            Proved properties           $ 2,942,712    $ 2,309,566
                                        -----------    -----------

            Accumulated depreciation,
              depletion and
              amortization               (1,238,870)      (998,586)

            Valuation allowance            (281,719)      (281,719)
                                        -----------    -----------

                                         (1,520,589)    (1,280,305)
                                        -----------    -----------

            Net capitalized costs       $ 1,422,123    $ 1,029,261
                                        ===========    ===========


     Results of operations
     ---------------------

     Results of operations for oil and gas producing activities are as follows:

                                                Year ended June 30,
                                            --------------------------
                                                2000           1999
                                            -----------    -----------

         Revenues*                          $ 1,424,278    $ 1,290,692
         Production costs                      (100,221)       (78,971)
         Depreciation and depletion            (240,284)      (273,403)
                                            -----------    -----------

         Results of operations
           (excluding corporate overhead)   $ 1,083,773    $   938,318
                                            ===========    ===========


         *Includes oil and gas related fees and equipment rentals.

     Fees charged by the Company to operate the properties totaled approximately $12,800 per month in 2000 and $9,900 per month in 1999.

     Prospect generation fees received from outside investors in wells drilled during fiscal 2000 and 1999 amounted to $109,000 and $12,900, respectively. These amounts were charged against the full cost pool.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 2000 and 1999 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in proved reserves                       (Bbls)            (MCF)
     --------------------------                       ------            -----
                                                           (in thousands)

     Estimated quantity, June 30, 1998                   29             1,742

       Revisions of previous estimates                   (3)              (25)
       Discoveries                                        1               400
       Purchase of producing properties                   -               192
       Production                                       (10)             (458)
                                                       -----            ------

     Estimated quantity, June 30, 1999                   17             1,851
                                                       =====            ======

       Revisions of previous estimates                    3               (33)
       Discoveries                                        1               935
       Production                                        (6)             (380)
                                                       -----            ------

     Estimated quantity, June 30, 2000                   15             2,373
                                                       =====            ======

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Developed
     Proved reserves                      Developed  Non-Producing    Total
       at year end                        ---------  -------------    -----
     ---------------                                 (In Thousands)

     Oil (Bbls)

       June 30, 1999                           14            3           17
       June 30, 2000                           12            3           15

     Gas (MCF)

       June 30, 1999                          606        1,245        1,851
       June 30, 2000                          749        1,624        2,373

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                          June 30,
                                                 -------------------------
                                                   2000             1999
                                                 --------         --------
                                                       (in thousands)

     Future cash inflows                         $ 11,923         $  4,740
     Future production and
       development costs                             (959)            (526)
     Future income tax
       expense                                     (3,728)          (1,433)
                                                 --------         --------

     Future net
       cash flows                                   7,236            2,781

     10% annual discount
       for estimated timing
       of cash flows                               (2,889)          (1,357)
     Net operating loss
       carryforward                                 3,012            1,433
                                                 --------         --------

     Standardized measure
       of discounted future
       net cash flows                            $  7,359         $  2,857
                                                 ========         ========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                                     Years ended June 30,
                                                   -----------------------
                                                     2000            1999
                                                   -------         -------
                                                       (in thousands)
     Standardized measure of
       discounted future net
       cash flows, beginning
       of year                                     $ 2,857         $ 2,754
                                                   -------         -------

     Sales and transfers of
       oil and gas produced,
       net of production
       costs                                        (1,171)         (1,093)

     Net changes in prices
       and production costs
       and other                                     3,592             182

     Net change due to
       discoveries                                   2,563             521

     Acquisition of reserves                             0             246

     Revisions of previous
       quantity estimates                              (36)            (54)

     Other                                            (732)             26

     Accretion of discount                             286             275
                                                   -------         -------

                                                     4,502             103
                                                   -------         -------
     Standardized measure
       of discounted future
       cash flows, end of
       year                                        $ 7,359         $ 2,857
                                                   =======         =======


     Net changes in prices and production costs of $3,410 were the result of an increase in the price received for oil and gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2000 than in 1999 and fewer oil wells. The revision of previous estimates of $36,000 was the result of assigning 2,735 fewer recoverable barrels of oil and reducing recoverable reserves of gas by approximately 33,000 MCF. All adjustments were based on performance reviews of individual wells.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 COMMITMENTS AND CONTINGENCIES

     At June 30, 2000 the Company was committed to the following development and acquisition projects in California:

     1.   Drill, complete and equip the Cygnus 2 well.
     2.   Drill and complete the Vega 4 well.
     3.   Drill the Josey Wales 1 well.
     4.   Drill, complete and equip the Emigh 35-3 well.

     Total costs for the Cygnus 2 well were estimated to be $860,000 of which $44,000 was paid by the Company. As of June 30, 2000, the Company had received no funds from third party investors for their share of the Cygnus well. Aspen drilled and completed the Cygnus 2 well in August 2000, and gas sales commenced on September 5, 2000.

     Total dry hole costs for the Vega 4 well are estimated to be $437,500 of which $15,000 is to be paid by the Company. As of June 30, 2000, the Company had received no funds from third party investors for their share of the Vega well. The well was drilled, evaluated and plugged and abandoned in August 2000.

     Total dry hole costs for the Josey Wales 1 well are estimated to be $456,000 of which $42,000 is to be paid by the Company. As of June 30, 2000, the Company had received $14,136 in funds from third party investors for their share of the Josey Wales well. The well was drilled and plugged back to 8,000' in September 2000. The Company farmed out its interest in the redrill of this well with no additional cost to the Company.

     Total costs for the Emigh 35-3 are estimated to be $820,000 of which $75,580 ($97,580 minus $22,000 in overhead fees) is to be paid by the Company. It is estimated that work will commence in October 2000.

     On July 16, 1998, the Company acquired a net 21% working interest (16.17% net revenue interest) in two natural gas units, the Johnson and Gay Units, in addition to a 5.00% royalty interest in the Gay Unit, located in Tehama and Glenn Counties, California. The Company acquired a 100% working

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Pursuant to the agreement with Craggs, the Company paid Craggs 25% of the purchase price at the closing ($68,750 cash and 68,750 common shares); and an additional $68,750 cash was paid, and 68,750 common shares of stock were issued during January of 1999, and again on January of 2000. The Company is obligated to pay an additional 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January of 2001.

     The Company has an employment agreement with its President which provides for compensation of $100,000 per year to be paid, plus reimbursement of travel, entertainment, and medical expenses, health insurance, and other benefits, including a split dollar life insurance plan (See Note 2). The agreement provided for a two-year term which was automatically renewed for two additional two-year terms (through November 8, 1999) at the President's option. The Company is only entitled to terminate this agreement upon the President's death, disability, or for "cause" (as defined in the agreement). This agreement expired November 30, 1999 and has not been replaced. However, the Company continues to pay Mr. Bailey $100,000 salary per year plus other benefits.

     The Company entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. The Company renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. Prior to February 2000, the Company and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct the Company's business. Mr. Cohan did not charge the Company any rent for the use of his home as a business office, and the Company paid for all office supplies, communication and copy equipment, as well as monthly telephone expense incurred by Mr. Cohan on behalf of the Company. On February 7, 2000 Aspen entered into a three year lease of office space in Bakersfield, California thereby alleviating the necessity of home office reimbursement to Mr. Cohan.


Note 12 SUBSEQUENT EVENTS

     In August 2000 the Company participated for a 5.125% working interest in the Cygnus #2 well located in the Denverton Creek gas field, Solano County, California. The well was drilled to a depth of 11,735' and encountered over 100' of potential net pay in the Peterson, 3rd Starkey, and 1st Starkey formations. Selected intervals were perforated in the Peterson formation and gas was tested at the rate of 2,700 MCFPD with a flowing tubing pressure of 3,870#. Gas sales commenced in September 2000. The Company's net share of drilling and completion costs was approximately $44,000.

     In August 2000 the Company drilled, evaluated, and plugged and abandoned the Vega 4 well, located in the Sherman Island gas field, Sacramento County, California. The Company's net share (8% operated working interest) of drilling and completion costs was approximately $15,000 ($35,000 minus $20,000 in income for geologic and overhead fees).

     In August-September 2000 the Company drilled the Josey Wales 1 well located 1/2 mile north of the Denverton Creek gas field, Solano County, California. This well was drilled to 10,800' and was plugged back to 8,000' since no prospective gas zones were encountered. The Company's net share (10.96% operated working interest) of drilling costs was approximately $42,000 ($50,000 minus $8,000 in overhead fees). The Company has farmed out its interest in this well to a third party who will redrill to a deeper depth at no additional cost to the Company.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 INTERIM FINANCIAL DATA

     The year end adjustment that is material to the results of the fourth quarter is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year end adjustment to the results of the fourth quarter was to decrease depletion expense for the year from an estimated $301,500 based on prior years' reserve studies to an actual depletion expense of approximately $240,000, a decrease of $61,500 or 20%.

Note 14 OPERATING LEASE

     The Company maintains office space in Denver, Colorado, its principal office; Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. The Company signed a one year lease agreement to November 30, 2000 and is subject to a lease rate of $1100 per month. The Company also subleases a portion of its president's office in Castle Rock, Colorado on a month to month basis for a monthly fee of $260. The Bakersfield, California office has 546 square feet and a monthly rental fee of $683. The three year lease expires February 2, 2003. Rent expense for the years ended June 30, 2000 and 1999 were $17,337 and $11,798, respectively.

     Future minimum lease payments are as follows:

                2001    $ 13,690
                2002       8,190
                2003       4,778

Note 15 ASPEN POWER SYSTEMS

     On March 1, 2000 the Company passed a resolution concerning Aspen Power Systems, LLC ("APS") which (1) reduced its interest in APS from 85% to 25%;
     (2) accepted a note receivable from APS in the amount of $130,000 with interest at 8% per annum and (3) transferred its 60% relinquished interest to R. V. Bailey, president and chairman of the Company, Ray K. Davis, consulting accountant to the Company, and Larry Baccari, consultant to the

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Company, in exchange for $15,000 each which was contributed to the working capital of APS. The ownership of Aspen Power Systems, LLC is now 25% each for the Company and Messrs. Bailey, Baccari and Davis. The Company plans to account for its 25% interest in APS using the equity method of accounting.

     The Company will not be required to fund any future projects of APS and no further dilution of the Company's equity in APS is anticipated. The Company has expensed the entire amount of funds advanced to APS and has assigned no value to the note receivable due from APS.

     Aspen has been providing a limited amount of office space and certain general and administrative costs to APS, which are a nominal expense. In addition, Aspen has been paying all of Mr. Bailey's salary at a direct rate of approximately $48.00 per hour (excluding benefits) while APS is to reimburse to Aspen at a rate of $75.00 per hour for time spent on APS projects at a time when funds are available to APS. Actual expenses incurred by Mr. Bailey in connection with work on behalf of APS are reimbursed to Mr. Bailey by APS from its own funds.

     On March 2, 2000 Larry Baccari, president of APS and consultant to the Company, was granted non-qualified stock options to purchase 100,000 shares of the Company. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2004.

     Startup costs relative to Aspen Power Systems, LLC were $45,657 and $83,950 for the years ended June 30, 2000 and 1999, and were expensed in those periods.

     APS organized Solano Power, LLC on December 27, 1999 for the purpose of carrying out The Solano Project. Solano Power plans to find a joint venture partner to develop a 50 MW natural gas powered electric generation plant in Solano County, California. APS owns an 86.95% interest in Solano Power. The managers are seeking an industry partner in order to financially assist Solano Power to build and operate the plant. At June 30, 2000 APS has expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R. V. Bailey and Ray K. Davis of $31,050 and $7,462, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     None.

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

     The executive officers and directors of Aspen are as follows:

                                                                  Director
           Name                Age      Position         Class    Since
           ----                ---      --------         -----    -----

      R. V. Bailey             68       President,          I      1980
                                        Treasurer
                                        and Director

      Robert F. Sheldon        77       Director           II      1981

      Robert A. Cohan          44       Vice President,   III      1998
                                        Secretary and
                                        Director

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

-------------------------------------------------------------------

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 21 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President, West Coast U.S. Petroleum Exploration & Production, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     (c)  Family Relationships.

     There are no family relationships among any of Aspen's officers and directors.

-------------------------------------------------------------------

     (d)  Involvement in Certain Legal Proceedings.

     (d)(1) During the past five years there have been no filings of petitions under the federal bankruptcy laws, or any state insolvency laws, by or against any partnership in which any director or executive officer of Aspen was a general partner or executive officer at the time or within two years before the time of such a filing.

     (d)(2) No director or executive officer of Aspen has, during the past five years, been convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses).

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

-------------------------------------------------------------------

     Based solely on its review of the copies of the reports it received from persons required to file, Aspen believes that during the period from July 1, 1995 through September 27, 2000, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with.

Item 10. Executive Compensation
-------------------------------

     (a) and (b) Summary Compensation Table.

     The following tables set forth information regarding compensation paid to the Chief Executive Officer and Vice President of Petroleum Exploration & Production of Aspen during the fiscal year ended June 30, 2000 and previous years:


                     Annual Compensation ($$)      Long Term Compensation
                     ------------------------      ----------------------
                                                     Awards             Payouts
                                                   ----------------------------
  (a)             (b)    (c)      (d)     (e)      (f)        (g)       (h)       (i)
                                                   Restricted
  Name and                                         Stock      Options   LTIP      Other
  Position        Year   Salary   Bonus   Other    Awards     & SARs    Payouts   Compensation*
  --------        ----   ------   -----   -----    ------     ------    -------   -------------
                          ($$)     ($$)   ($$)      ($$)       (##)      ($$)         ($$)
  R. V. Bailey,   2000   100,000     0    12,613        0          0        0        11,828
  as President    1999   100,000     0     9,331        0          0        0        19,007
  and Chief       1998   118,749     0    24,801        0    200,000        0        12,528
  Executive
  Officer


                     Annual Compensation ($$)      Long Term Compensation
                     ------------------------      ----------------------
                                                     Awards             Payouts
                                                   ----------------------------
  (a)             (b)    (c)      (d)     (e)      (f)        (g)       (h)       (i)
                                                   Restricted
  Name and                                         Stock      Options   LTIP      Other
  Position        Year   Salary   Bonus   Other    Awards     & SARs    Payouts   Compensation*
  --------        ----   ------   -----   -----    ------     ------    -------   -------------
                          ($$)     ($$)   ($$)      ($$)       (##)      ($$)         ($$)

  R. A. Cohan,    2000    96,041     0    11,525        0          0        0             0
  as Vice         1999    91,042     0         0        0          0        0         9,069
  President of    1998    86,042     0         0   42,000    200,000        0         1,400
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

     Aspen adopted a medical insurance plan for its employees and those of its subsidiaries, and a life insurance plan for its president and chief executive officer, R. V. Bailey. This life insurance plan includes the split-dollar

-------------------------------------------

insurance plan for the benefit of Mr. Bailey, which is described in Note 2 to the financial statements. Additional compensation of $612 and $4,288 has been recognized as reimbursement to the President for income taxes for the years ended June 30, 2000 and 1999. The President's taxable amount was $2,188 and $15,314 for fiscal 2000 and 1999, equal to the "economic benefit" attributed to the President as defined by the Internal Revenue Code. The Company paid no premiums during fiscal 2000 and 1999.

     Aspen adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 2000, Aspen contributed $27,981 to the plan. At June 30, 1999, Aspen paid $-0- to the plan. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

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

     Royalties in the fiscal year ended June 30, 1999 were assigned to employees on January 1, 1999 on newly acquired leases in the Denverton Creek Prospect and on the Johnson and Gay Units. A value of $18,150 was assigned to the Johnson and Gay Unit overrides since they were assigned after the first production runs were received. The value assigned was based on the market value established by the immediate sale of 79% of the leases to unrelated parties. The value assigned to the Denverton Creek leases is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to its employees were as follows:

                                        R. V.        R. A.       J. L.
                                        Bailey       Cohan       Shelton
                                        ------       -----       -------

     Denverton Creek Leases             1.27008%     1.27008%    0.48384%

     Johnson & Gay Units                1.26000%     1.26000%    0.48000%

-------------------------------------------

During fiscal 2000 the Company assigned the following overrides at no cost to its employees:

                                       R. V.        R. A.       J. L.
                                       Bailey       Cohan       Shelton
                                       ------       -----       -------

       Elektra 1                       0.376657%    0.376657%   0.143488%
       Eastby 36-2: Eocene             0.466200%    0.466200%   0.177600%
       Eastby 36-2: Forbes             0.419999%    0.419999%   0.159999%
       Houghton 25-1                   0.466200%    0.466200%   0.177600%
       Daughters of the Dragon 1:
         4001' to 4870'                1.046270%    1.046270%   0.398579%
         Surface to 4000'              0.376657%    0.376657%   0.143488%
       Cygnus 1                        0.233239%    0.233239%   0.044633%
       Gay Unit 12-1                   0.630000%    0.630000%   0.240000%


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

     There was one board of directors meeting in fiscal 2000 attended by all directors.

          (2) Other Arrangements.
          -----------------------

     There are no other arrangements for the compensation of directors of Aspen.

-------------------------------------------

     (g) Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.

     Aspen has entered into an employment agreement with Mr. Bailey which provides for the payment of $100,000 per year to him, reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provided for a two-year term which was automatically renewed for two additional two-year terms (through November 1999) at Mr. Bailey's option. Aspen is not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). This agreement expired November 30, 1999 and has not been replaced. However, the Company continues to pay Mr. Bailey $100,000 salary per year plus other benefits.

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

     Aspen entered into an employment agreement with Robert A. Cohan on April 16, 1998, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. The Company has renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000

-------------------------------------------

for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. (See Item 10 (g) below.) Prior to February 2000, Aspen and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California in which to conduct Aspen's business. Mr. Cohan did not charge Aspen any rent for the use of his home as a business office. Aspen agreed to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Aspen. On February 7, 2000 Aspen entered into a three year lease of office space in Bakersfield, California thereby alleviating the necessity of home office reimbursement to Mr. Cohan.

     In conjunction with Mr. Cohan's employment agreement, on November 1, 1997, Aspen granted 300,000 shares of common stock at a value of $.14 per share. Aspen has the right to repurchase 100,000 shares of its common stock on or before December 31, 2001, if the officer is not employed by Aspen on April 15, 2001. The repurchase price is $.01 per common share. Accordingly, Aspen has deferred recognizing as compensation to Mr. Cohan 100,000 of the 300,000 common shares issued.

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

     See also Item 12(a) Transactions with Management and Others.

     (h) Report on Repricing of Options/SARs.

     No options or stock appreciation rights are outstanding or were repriced during the fiscal year ended June 30, 2000 or subsequently.

Item 11. Security Ownership of Certain Beneficial Owners & Management
---------------------------------------------------------------------

     (a)-(b) The following table sets forth as of September 27, 2000 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

       Individual           Ownership         # Shares         Percent
       ----------           ---------         --------         -------

     R. V. Bailey           Record &          1,219,272(1)      22.81%
                            Beneficial

     Robert A. Cohan        Record              655,733(2)      12.27%

     Robert F. Sheldon      Record              163,160(3)       3.14%

     All Officers and       Both Record        1,975,432        38.05%
     Directors as a         & Beneficial
     Group (3 persons)

     (1) This number includes 970,952 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of
          R. V. Bailey are subject to an obligation of Aspen to purchase up to 75% of the common shares of Aspen owned by Bailey at the time of his death. This obligation expires 120 days from the date of Bailey's death. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange and stock options granted for 200,000 shares of common stock on November 1, 1997. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

     (2) This number includes 300,000 shares of common stock granted and stock options granted for 200,000 shares of common stock on November 1, 1997, some of which are not currently exercisable. An agreement for reacquisition of shares granted has been negotiated between Aspen and Mr. Cohan. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account.

Item 11. Security Ownership of Certain Beneficial Owners & Management Continued)
--------------------------------------------------------------------------------

     (3) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997 and stock options granted for 80,000 shares of common stock on November 1, 1997.

     (c) Changes in Control.

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

          (1) Working Interest Participation.
          -----------------------------------

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

     R. V. Bailey, President and director of Aspen, Robert A. Cohan, Vice President and director of Aspen, and Ray K. Davis, consultant and officer of Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2000, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                               GROSS WELLS         NET WELLS
                               OIL       GAS       OIL         GAS
                               ---       ---       ---         ---

     Aspen Exploration          4        19        .55         2.65

     R. V. Bailey               4        12        .06          .19

     R. A. Cohan                1        12        .01          .20

     R. K. Davis                4        18        .24          .51


          (2) Amended Royalty and Working Interest Plan.
          ----------------------------------------------

The allocations for royalty under Aspen's "Royalty and Working Interest Plan" for employees are based on a determination of whether there is any "room" for royalties in a particular transaction. In some specific cases an oil or gas property or project is sufficiently burdened with existing royalties so that no additional royalty burden can be allocated to Aspen employees for that property or project. In other situations a determination may be made that there are royalty interests available for assignment to Aspen employees. The determination of whether royalty interests are available and how much to assign to employees (usually less than 3%) is made on a case by case basis by Robert A. Cohan, vice president, and R. V. Bailey, president, both of whom may benefit from royalty interests assigned. Within approximately the past two fiscal years, assignments to Mr. Cohan and Mr. Bailey have been on an equal basis, while Ms. Judy Shelton, the corporate office manager, was assigned a lesser amount. A discussion of specific royalties assigned is included in Item 10(a) and (b) above.

          (3) Aspen Power Systems, LLC.
          -----------------------------

     In order to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines, Aspen management established an 85% owned subsidiary named Aspen Power Systems Corporation ("APS"), a Colorado corporation. The objective of APS shall be to seek opportunities or situations where: (i) electrical power is needed; (ii) adequate supplies of natural gas are available; (iii) electrical transmission capacity is available;
(iv) suitable land is available at acceptable costs; (v) there is an adequate water supply; (vi) needed permits are available for construction and operations. APS is currently looking for situations which meet all of the above requirements for the permitting of a power plant. When, and if, such a site is found, of which there is no assurance, it will be necessary for APS to find third party sources of funding in order to carry the project forward. A location in California is currently under investigation. Larry Baccari of Sheridan, Wyoming,

-------------------------------------------------------------------

an electrical engineer with experience in constructing turbine power plants, has assumed the presidency of APS. The board of directors of APS consists of Mr. Baccari, R. V. Bailey, president of Aspen Exploration, and Ray K. Davis, accounting consultant to Aspen Exploration.

     On March 1, 2000 the disinterested Aspen directors resolved to:

          (a)  Reduce its interest in APS from 85% to 25%;
          (b) Accept a note receivable from APS in the amount of $130,000 with interest at 8% per annum;
          (c) Transfer its 60% relinquished interest to R. V. Bailey, president and chairman of Aspen Exploration Corporation, Ray K. Davis, consulting accountant to Aspen Exploration, and Larry Baccari, consultant to Aspen Exploration, in exchange for $15,000 each which was contributed to the working capital of Aspen Power Systems.
          (d) On March 2, 2000 Larry Baccari, president of Aspen Power Systems, LLC was granted non-qualified stock options to purchase 100,000 shares of Aspen Exploration Corporation. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2003.

     The ownership of Aspen Power Systems, LLC is now 25% each for Aspen Exploration Corporation and Messrs. Bailey, Baccari and Davis. Aspen Exploration plans to account for its 25% interest in APS using the equity method of accounting.

Aspen will not be required to fund any future projects of APS and no further dilution of Aspen's equity in APS is anticipated. Aspen has expensed the entire amount of funds advanced to APS and has assigned no value to the note receivable due from APS. Aspen has been providing a limited amount of office space and certain general and administrative costs to APS, which are a nominal expense. In addition, Aspen has been paying all of Mr. Bailey's salary at a direct rate of approximately $48.00 per hour (excluding benefits) while APS is to reimburse to Aspen at a rate of $75.00 per hour for time spent on APS projects at a time when funds are available to APS. Actual expenses incurred by Mr. Bailey in connection with work on behalf of APS are reimbursed to Mr. Bailey by APS from its own funds.

-------------------------------------------------------------------

APS organized Solano Power, LLC on December 27, 1999 for the purpose of carrying out The Solano Project. Solano Power plans to find a joint venture partner to develop a 50 MW natural gas powered electric generation plant in Solano County, California. To date several large industry partners have shown an interest in the project, but none have committed funds.

On March 31, 2000 R. V. Bailey, Larry Baccari and Ray K. Davis, managers of Solano Power, each contributed $5,000 in cash in exchange for 5 units of ownership each in Solano Power. Also, on March 31, 2000, Aspen Power Systems, LLC ("APS") assigned all of its interest in a land purchase agreement for the purchase of 10 acres of land in Solano County, California to Solano Power. In exchange, Solano Power issued 100 units of ownership to APS. At June 30, 2000 there were 115 units of ownership in Solano Power outstanding. All of the units are held by the original founders of Solano Power. Ownership of Solano Power at June 30, 2000 is as follows:

                                                    OWNERSHIP
OWNER                                UNITS          PERCENTAGE
-----                                -----          ----------

Aspen Power Systems, LLC             100             86.95%
R. V. Bailey                           5              4.35%
Larry Baccari                          5              4.35%
Ray K. Davis                           5              4.35%
                                     ---            -------

                                     115            100.00%
                                     ===            =======

The managers of Solano Power attempted to raise funds for the project through a private placement offering. This attempt was discontinued on June 30, 2000. The managers are now seeking an industry partner in order for Solano Power to build and operate the plant.

At June 30, 2000 APS has expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R. V. Bailey and Ray
K. Davis of $31,050 and $7,462, respectively.

-------------------------------------------------------------------

          (4) Aspen Borrowings.
          ---------------------

     In 1998, Aspen borrowed $15,000 and in calendar year 1997 Aspen borrowed $185,000 from the split-dollar life insurance policy in order to pay certain ongoing corporate expenses. In June of 1999, Aspen repaid the $200,000 loan. During fiscal 2000 Aspen borrowed an additional $125,000 against the cash surrender value of the policy and that amount plus accrued interest of $30,430 at 6% per annum was outstanding at June 30, 2000.

     Aspen borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 11.2% and was paid in full during August 2000.

          (5) Other Arrangements.
          -----------------------

     In addition, during the fiscal year Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on Aspen's business. Aspen's president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of less than $5,000 for the fiscal years ended June 30, 2000 and 1999, respectively. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2000 and 1999, Aspen provided one vehicle each to Aspen's president and to an officer/director.

     Aspen also has entered into an employment agreement and a Stock Purchase Agreement with its president, as discussed in "Item 10 - Employee Compensation" and "Item 11 - Security Ownership."

     Aspen subleases a portion of its president's office in Castle Rock, Colorado on a month to month basis for a monthly fee of $260.

     (b) Certain Business Relationships. None.

     (c) (1)-(5) Indebtedness of Management. None.

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

10.8 Stock Purchase Agreement between R. V. Bailey and Aspen Exploration Corporation dated January, 1983(7)

10.11 Employment Agreement between Aspen Exploration Corp. and R. V. Bailey, dated November 8, 1991 (8)

10.13       Split-Dollar Life Insurance Plan for R. V. Bailey (8)

10.15 Stock Purchase Agreement between Aspen Exploration Corp. and R. V. Bailey, dated June 1993 (9)

22.1        Subsidiaries of Aspen

            Aspen Gold Mining Company, Colorado

            Aspen Power Systems, LLC, Colorado

------------

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

                                           ASPEN EXPLORATION CORPORATION





September 27, 2000                               /s/ R. V. Bailey
                                           -----------------------------
                                            R.  V.  Bailey, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Aspen and in the capacities and on the dates indicated.

          Signatures                                         Date
          ----------                                         ----


/s/ R. V. Bailey                                       September 27, 2000
--------------------------------
R. V. Bailey, Director,
Chief Executive Officer,
Principal Financial Officer


/s/ Robert F. Sheldon                                  September 27, 2000
--------------------------------
Robert F. Sheldon, Director


/s/ Robert A. Cohan                                    September 27, 2000
--------------------------------
Robert A. Cohan, Director