Form 10QSB
period 2000-09-30
ASPEN EXPLORATION CORP
filed 2000-11-13
CIK 319458

FORM 10QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 09494

                          ASPEN EXPLORATION CORPORATION
                 -----------------------------------------------
                (Exact Name of Aspen as Specified in its Charter)

                    Delaware                                 84-0811316
          -----------------------------                  -----------------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)                Identification No.)

         Suite 208, 2050 S. Oneida St.,
               Denver, Colorado                              80224-2426
     --------------------------------------                  ----------
    (Address of Principal Executive Offices)                 (Zip Code)

                    Issuer's telephone number: (303) 639-9860

Indicate by check mark whether Aspen (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  [   ]   No  [ X ]

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at November 9, 2000
          -----                                 -------------------------------
Common stock, $.005 par value                             5,345,938



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS

                                           ASSETS


                                                                 September 30,   June 30,
                                                                     2000          2000
                                                                 -----------    -----------
                                                                  (Unaudited)    (Audited)
Current Assets:
Cash and cash equivalents, including $2,055,200 and
$417,443 of invested cash at September 30, 2000 and
June 30, 2000 respectively....................................   $ 2,302,667    $   507,382
Precious metals...............................................        18,823         18,823

Accounts receivable, trade....................................       526,832        340,177

Prepaid expenses..............................................        17,430          9,259
                                                                 -----------    -----------

     Total current assets.....................................     2,865,752        875,641
                                                                 -----------    -----------
Investment in oil and gas properties, at cost
(full cost method of accounting)..............................     3,071,819      2,942,712
Less accumulated depletion and valuation allowance............    (1,580,589)    (1,520,589)
                                                                 -----------    -----------

                                                                   1,491,230      1,422,123
                                                                 -----------    -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles..............................       201,654        201,654

Less accumulated depreciation.................................      (132,689)      (128,689)
                                                                 -----------    -----------

                                                                      68,965         72,965
                                                                 -----------    -----------

Cash surrender value, life insurance..........................       239,095        239,095
                                                                 -----------    -----------

     TOTAL ASSETS.............................................   $ 4,665,042    $ 2,609,824
                                                                 ===========    ===========


                                    (Statement Continues)
                       See notes to Consolidated Financial Statements

                                             2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,    June 30,
                                                         2000           2000
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
Current liabilities:

Accounts payable and accrued expense..............   $ 1,558,448    $   363,955

Advances from joint owners........................       713,534        169,713

Income taxes payable..............................        19,400         23,000

Notes payable - current...........................       224,180        236,746
                                                     -----------    -----------

Total current liabilities.........................     2,515,562        793,414
                                                     -----------    -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 2000: 5,345,938
    and June 30, 2000: 5,345,938..................        26,729         26,729

Capital in excess of par value....................     6,017,610      6,017,610

Accumulated deficit...............................    (3,862,426)    (4,191,096)

Deferred compensation.............................       (32,433)       (36,833)
                                                     -----------    -----------

Total stockholders' equity........................     2,149,480      1,816,410
                                                     -----------    -----------

Total liabilities and stockholders' equity........   $ 4,665,042    $ 2,609,824
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                               (unaudited)

                                                            2000         1999
                                                        ----------    ----------
Revenues:

  Oil and gas.......................................    $  561,694    $  273,274

  Management fees...................................        56,032        17,566

  Interest and other, net...........................        10,121         2,085
                                                        ----------    ----------
Total Revenues......................................       627,847       292,925
                                                        ----------    ----------


Costs and expenses:

  Oil and gas production............................        57,542        14,854

  Depreciation, depletion and amortization..........        64,000        59,925

  Aspen Power Systems expense.......................             0        21,209

  Selling, general and administrative...............       151,295       139,542

  Interest expense..................................         6,940         3,498
                                                        ----------    ----------

Total Costs and Expenses............................       279,777       239,028
                                                        ----------    ----------

Net income before taxes.............................    $  348,070    $   53,897
                                                        ----------    ----------

Provision for income taxes..........................        19,400             0
                                                        ----------    ----------

Net income..........................................    $  328,670    $   53,897
                                                        ==========    ==========

Basic earnings per common share.....................    $      .06    $      .01
                                                        ==========    ==========

Diluted earnings per common share...................    $      .06    $      .01
                                                        ==========    ==========
Basic weighted average number of common shares
 outstanding........................................     5,345,938     5,191,322
                                                        ==========    ==========
Diluted weighted average number of common shares
outstanding.........................................     5,693,138     5,348,389
                                                        ==========    ==========


                     The accompanying notes are an integral
                            part of these statements.


                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                                      Three months ended September 30,
                                                            2000          1999
                                                            ------------------
Cash flows from operating activities:
-------------------------------------
Net income..........................................   $   328,670    $    53,897

Adjustments to reconcile net income
  to net cash provided by
  operating activities:

  Depreciation, depletion & amortization............        64,000         59,925
  Amortization of deferred compensation.............         4,400           --

Changes in assets and liabilities:

  Increase in accounts receivable...................      (186,655)      (187,826)
  (Increase) decrease in prepaid expense............        (8,171)         3,838
  Increase in accounts payable and accrued expense..     1,734,714        701,577
                                                       -----------    -----------

  Net cash provided by operating activities.........     1,936,958        631,411
                                                       -----------    -----------
Cash flows from investing activities:
-------------------------------------

  Additions to oil & gas properties.................      (129,107)       (24,862)
  Purchase of office equipment......................          --           (3,700)
                                                       -----------    -----------

  Net cash used in investing activities.............      (129,107)       (28,562)
                                                       -----------    -----------
Cash flows from financing activities:
-------------------------------------

  Repayment of notes payable........................       (12,566)       (13,828)
                                                       -----------    -----------

  Net cash used in financing activities.............       (12,566)       (13,828)

  Net increase in cash and cash equivalents.........     1,795,285        589,021

  Cash and cash equivalents, beginning of year......       507,382        335,603
                                                       -----------    -----------

  Cash and cash equivalents, end of year............   $ 2,302,667    $   924,624
                                                       -----------    -----------

  Interest paid.....................................   $     6,940    $     3,498
                                                       ===========    ===========

  Income taxes paid.................................   $     8,000    $         0
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

                                          5

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000


Note 1   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10KSB for the year ended June 30, 2000.

     Except for the historical information contained in this Form 10QSB, this Form contains forwardlooking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10KSB for the year ended June 30, 2000.


Note 2   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share and changes certain calculations when computing diluted earnings per share. We adopted SFAS No. 128 in fiscal year 1998.



Note 2   EARNINGS PER SHARE (CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the three months ended September 30, 2000 and 1999:

                                         September 30, 2000              September 30, 1999
                                   ------------------------------   ---------------------------
                                                           Per                           Per
                                    Net                    Share    Net                  Share
                                    Income       Shares    Amount   Income    Shares     Amount
                                    ------       ------    ------   ------    ------     ------
Basic earnings per share:

  Net income and
  share amounts                    328,670     5,345,938    .06      53,897   5,191,322     .01

  Dilutive securities
  stock options                                  680,000                        460,000

  Repurchased shares                            (332,800)                      (302,933)
                                   --------------------------------------------------------------
Diluted earnings per share:

  Net income and assumed
  share conversion                 328,670     5,693,138    .06      53,897   5,348,389     .01
                                   =======     =========    ===      ======   =========     ===


Note 3   SEGMENT INFORMATION

     We operate in one industry segment within the United States, oil and gas exploration and development.

     Identified assets by industry are those assets that are used in our operations in that industry. Corporate assets are principally cash, cash surrender value of life insurance, furniture, fixtures and vehicles.

     During the fourth quarter of 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

     Our oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in our oil and gas ventures. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the three months ended September 30, 2000 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss, with the exception of the elimination of the mineral and power plant segments which we are no longer active in and are not material. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $129,000 for the development and acquisition of oil and gas properties.

     Segment information consists of the following for the three months ended September 30:

                              Oil and Gas         Corporate         Consolidated
                              -----------         ---------         ------------
     Revenues:

          2000                $   617,726        $    10,121        $   627,847
          1999                    290,840              2,085            292,925

     Income (loss) from operations:

          2000                $   480,784        $  (152,114)       $   328,670
          1999                    219,986           (166,089)            53,897

     Identifiable assets:

          2000                $ 2,018,062        $ 2,646,980        $ 4,665,042
          1999                  1,294,862          1,230,415          2,525,277

     Depreciation, depletion and
     valuation charged to
     identifiable assets:

          2000                $(1,580,589)       $  (132,689)       $(1,713,278)
          1999                 (1,336,305)          (140,162)        (1,476,467)

     Capital expenditures:

          2000                $   129,107        $         0        $   129,107
          1999                     24,862              3,700             28,562

Note 4   MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                          The Company
                                          -----------

                             A               B               C              D
                             -               -               -              -
     Year ended:

     September 30, 2000      --             17%             11%            65%
     September 30, 1999      75%             --              --             --


Note 5   NOTES PAYABLE

     We owe the following debt:

                                                September 30,       June 30,
                                                    2000              2000
                                              -------------------------------

     Borrowings from life insurance company
     on cash surrender value of officer life
     insurance, interest at 6% per annum,
     collateralized by cash surrender value
     of policy.                                   $155,430          $155,430

     Note payable to related party,
     Interest at 11.21% per annum,
     monthly principal and interest
     payments of $4,269, due September,
     2000, collateralized by working
     interests in the Emigh lease.                $      0            12,566

     Note payable to third party for
     the acquisition purchase of
     producing oil and gas properties.
     Interest at 5.475% per annum.
     Principal payments of $68,875 are
     due in  January 2001.  There is no
     collateral for this note.                      68,750            68,750
                                                  --------          --------
     Total notes payable                           224,180           236,746

     Less current portion                          224,180           236,746
                                                  --------          --------
     Long term portion                            $      0          $      0
                                                  ========          ========

Note 6   COMMITMENTS AND CONTINGENCIES

     At September 30, 2000 the Company was committed to the following drilling and development projects in California:

          1.   Drill, complete and equip the Emigh 35-3 well.
          2.   Drill, complete and equip the Wineroth 24-1 well.
          3.   Drill, complete and equip the Emigh 35-4 well.
          4.   Drill, complete and equip the Brick House 1-9.

     Total costs for the Emigh 35-3 well are estimated to be $820,000 of which $75,600 will be paid by us. As of September 30, 2000 we have received $702,000 from third party investors for their share of the well costs. We are currently completing this well as a producing gas well.

     The Wineroth 24-1 well was spudded on November 3, 2000 and was plugged and abandoned on November 6, 2000. We estimate the total well costs to be approximately $300,000 with our share of the costs approximately $6,000. At September 30, 2000 we had received no funds from third party investors.

     The Emigh 35-4 well was spudded on October 29, 2000 and is currently being drilled. Continental Operating Company is the operator of this well and our share of the costs of this well is estimated to be $46,000.

     Total costs of the Brick House 1-9 well are estimated to be $525,000 with our share of the net costs approximately $44,000. As of this filing we have not begun drilling this well.


Note 7   SUBSEQUENT EVENTS

     On October 5, 2000 we paid in full our outstanding loan balance of $155,430 plus $5,051 in accrued interest to the Security Life Insurance Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10KSB for the year ended June 30, 2000, which has been filed with the Securities and Exchange Commission. This management's discussion and analysis and other portions of this report contain forwardlooking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forwardlooking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Wherever possible, we have tried to identify these forwardlooking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth in our Form 10KSB under "Item 6. Management's Discussion and Analysis of Financial Conditions or Plan of Operation - Factors that may affect future operating results."We have no obligation to update or revise any such forwardlooking statements that may be made to reflect events or circumstances after the date of this Form 10QSB.

Liquidity and Capital Resources
-------------------------------

September 30, 2000 as compared to September 30, 1999
----------------------------------------------------

At September 30, 2000 current assets were $2,865,752 and current liabilities were $2,515,562 and we had positive working capital of $350,190 compared to current assets of $875,641 at June 30, 2000 and current liabilities of $793,414 at the same date, resulting in working capital at June 30, 2000 of $82,127. Our current assets and liabilities increased more than threefold from June 30, 2000 to September 30, 2000 for several reasons.

     Our current assets increased primarily because cash and cash equivalents increased from approximately $508,000 to approximately $2.3 million. Much of this increase was due to advances paid to us from joint working interest owners for the drilling of wells, principally $702,000 relating to the anticipated drilling of the Emigh 353 well. Accounts receivable - trade also increased by about 50% because of the higher prices being received for oil and gas production, and funds received from oil and gas sales not disbursed to joint owners at September 30, 2000.

     Our current liabilities increased to $1.7 million at September 30, 2000, approximately three times the $793,000 amount at June 30, 2000. This increase was due primarily to a number of factors, including an increase in accounts payable of $120,000 due to increased drilling activity, an increase of $540,000 in advance payments received from joint owners but not expended for drilling activities at September 30, 2000 and $1,060,000 in oil and gas revenue due joint owners not distributed until October 2000.

     Another component of our current liabilities, advances from joint owners, increased significantly from June 30, 2000 ($170,000) to September 30, 2000 ($714,000) primarily because of the funds we received for the drilling of the Emigh 353 well.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our oil and gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

In light of recent successful drilling operations, the acquisition of producing properties and the continued improvement in oil and gas prices received by us, increased revenues should continue to have a positive effect on our working capital and contribute significantly to its cash flow in the year ahead.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

In order to provide interim financing, we borrowed $130,000 during 1997 from an affiliate to finance our share of drilling an offset well on the Denverton Creek property. In April 2000 we withdrew $125,000 against a split dollar life insurance plan to facilitate the payment of our drilling obligations. The affiliate loan was paid in full during August 2000, and the split dollar life insurance loan was subsequently paid in full during October 2000.

Although our drilling and development plans have not been finalized for the coming year, at September 30, 2000 we are committed to drill four additional wells at an estimated cost to us of approximately $171,000, with the balance (approximately $2,520,000) to be paid by joint owners in the properties, including certain affiliated investors. For the three months ended September 30, 2000 we invested $129,000 in our oil and gas properties compared to approximately $25,000 for the three month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2001.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

While we have substantially reduced our outstanding debt at this writing, we may be required again to seek outside funding to facilitate our 2001 drilling program.

Results of Operations
---------------------

September 30, 2000 Compared to September 30, 1999
-------------------------------------------------

For the three months ended September 30, 2000 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the three months ended September 30, 2000 increased approximately $327,000 from $290,840 to $617,726, a 112% increase. This increase reflects our continued emphasis on operations conducted in California and increased production from both the Denverton Creek and Malton Black Butte fields even though our production overall decreased. Our share of sales of oil and gas for the three month period ended September 30, 2000 were 1300 barrels and oil and approximately 105,000 MMBTU of gas with the price received for oil at $28.84 per barrel and $4.99 per MMBTU for gas. This is a decrease in total oil production compared to the 1873 barrels of oil produced in the first quarter of fiscal 2000, and an increase in natural gas production when compared to the approximately 85,600 MMBTU of gas when compared to the production achieved during the first quarter of the 2000 fiscal year. A significant factor resulting in the substantially increased revenues during the first quarter of fiscal 2000 was an increase in the prices received for our production when compared to prices of $18.60 and $2.75 received for oil and gas respectively during the first quarter of fiscal 2000.

Oil and gas production costs increased $42,688 when compared to last quarter from $14,854 to $57,542. Approximately $30,000 of this increase was due to nonrecurring workover costs for recompleting wells in upper producing zones, the balance, approximately $13,000 reflects the addition of new wells and compression costs associated with older producing gas wells.

Depletion, depreciation and amortization increased $4,075 or 7% from the previous quarter, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 8% from $139,542 to $151,295 for the quarter ended September 30, 2000. This increase is primarily due to salary and office rental increases and the amortization of deferred officer compensation costs of $4,400.

As a result of our operations for the three months ended September 30, 2000, we ended the quarter with net income of $328,670 after taxes compared to $53,897 for the year earlier. This increase of approximately $275,000 is due to an increase in production and the price received for our oil and gas as discussed earlier as well as the fact that our costs of production did not increase as quickly as the prices received for our production.

Interest and other income increased approximately $8,000 to $10,121 and is due to our maintaining a greater balance of funds in our invested cash accounts.

With Management's continued emphasis on cost control, successful drilling and production operations and its improving gas sales, we believe our net income and earnings per share will continue to grow, assuming oil and gas prices maintain their current level or increase.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                       ASPEN EXPLORATION CORPORATION




                                       By:  /s/  R. V. Bailey
                                       ----------------------------------
                                       R. V. Bailey,
November 9, 2000                       Chief Executive Officer,
                                       Principal Financial Officer