Form 10QSB
period 2000-12-31
ASPEN EXPLORATION CORP
filed 2001-02-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                 -----------------------------------------------
                (Exact Name of Aspen as Specified in its Charter)

           Delaware                                              84-0811316
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

     Suite 208, 2050 S. Oneida St.,
           Denver, Colorado                                       80224-2426
 --------------------------------------                            --------
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

          Class                                 Outstanding at February 7, 2001
          -----                                 -------------------------------
Common stock, $.005 par value                              5,345,938



Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                          December 31,    June 30,
                                                             2000          2000
                                                             ----          ----
                                                          (Unaudited)    (Audited)
Current Assets:

Cash and cash equivalents, including $2,684,507 and
$417,443 of invested cash at December 31, 2000 and
June 30, 2000 respectively............................   $ 3,278,166    $   507,382

Precious metals ......................................        18,823         18,823

Accounts receivable, trade ...........................       815,514        340,177

Prepaid expenses......................................         8,950          9,259
                                                         -----------    -----------

     Total current assets ............................     4,121,453        875,641
                                                         -----------    -----------

Investment in oil and gproperties, at cost(full cost
method of accounting).................................     3,288,444      2,942,712

Less accumulated depletion and valuation allowance ...    (1,655,589)    (1,520,589)
                                                         -----------    -----------

                                                           1,632,855      1,422,123
                                                         -----------    -----------

Property and equipment, at cost:

Furniture, fixtures and vehicles .....................       197,941        201,654

Less accumulated depreciation ........................      (136,689)      (128,689)
                                                         -----------    -----------

                                                              61,252         72,965
                                                         -----------    -----------

Cash surrender value, life insurance .................       239,095        239,095
                                                         -----------    -----------

     TOTAL ASSETS ....................................   $ 6,054,655    $ 2,609,824
                                                         ===========    ===========


                                (Statement Continues)
                   See notes to Consolidated Financial Statements



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,     June 30,
                                                        2000           2000
                                                        ----           ----
                                                     (Unaudited)     (Audited)
Current liabilities:

Accounts payable and accrued expenses .............  $ 2,821,815    $   363,955

Advances from joint owners ........................      231,211        169,713

Income taxes payable ..............................       47,000         23,000

Notes payable - current ...........................       68,750        236,746
                                                     -----------    -----------

Total current liabilities .........................    3,168,776        793,414
                                                     -----------    -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At December 31, 2000: 5,345,938
    and June 30, 2000: 5,345,938 ..................      26,729          26,729

Capital in excess of par value ....................   6,017,610       6,017,610

Accumulated deficit ...............................  (3,130,427)     (4,191,096)

Deferred compensation..............................     (28,033)        (36,833)
                                                    -----------     -----------

Total stockholders' equity ........................   2,885,879       1,816,410
                                                    -----------     -----------

Total liabilities and stockholders' equity ........ $ 6,054,655     $ 2,609,824
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements

                                       3


                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                      Three Months Ended       Six Months Ended
                                                          December 31,            December 31,
                                                   -----------------------   -----------------------
                                                      2000         1999         2000         1999
                                                   ----------   ----------   ----------   ----------
Revenues:
  Oil and gas..........................            $1,016,456   $  314,464   $1,578,150   $  587,738

  Management fees......................                56,230       65,544      112,262       83,110

  Interest and other, net..............                19,025        7,368       29,146        9,453
                                                   ----------   ----------   ----------   ----------
Total Revenues.........................             1,091,711      387,376    1,719,558      680,301
                                                   ----------   ----------   ----------   ----------

Costs and expenses:

  Oil and gas production...............                66,985       27,280      124,527       42,134

  Depreciation, depletion and amortization             79,000       90,925      143,000      150,850

  Aspen Power Systems expense..........                   -0-       22,585          -0-       43,794

  Selling, general and administrative..               152,188      111,992      303,483      251,534

  Interest expense.....................                   939        3,744        7,879        7,242
                                                   ----------   ----------   ----------   ----------
Total Costs and Expenses...............               299,112      256,526      578,889      495,554
                                                   ----------   ----------   ----------   ----------
Net income before taxes................            $  792,599   $  130,850   $1,140,669   $  184,747
                                                   ----------   ----------   ----------   ----------
Provision for income taxes.............                60,600          -0-       80,000          -0-
                                                   ----------   ----------   ----------   ----------
Net income.............................            $  731,999   $  130,850   $1,060,669   $  184,747
                                                   ==========   ==========   ==========   ==========
Basic earnings per common share........            $      .14   $      .03   $      .20   $      .04
                                                   ==========   ==========   ==========   ==========
Diluted earnings per common share......            $      .13   $      .03   $      .18   $      .04
                                                   ==========   ==========   ==========   ==========
Basic weighted average number of
common shares outstanding..............             5,345,938    5,191,322    5,345,938    5,191,322
                                                   ==========   ==========   ==========   ==========
Diluted weighted average number of
common shares outstanding..............             5,831,415    5,311,002    5,831,415    5,311,002
                                                   ==========   ==========   ==========   ==========


                               The accompanying notes are an integral
                                      part of these statements.

                                                 4


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                    Six months ended December 31,
                                                         2000           1999
                                                     --------------------------
Cash flows from operating activities:
-------------------------------------
Net income.......................................... $ 1,060,669    $   184,747

Adjustments to reconcile net income
  to net cash provided by
  operating activities:

  Depreciation, depletion & amortization............     143,000        150,850
  Amortization of deferred compensation.............       8,800           --

Changes in assets and liabilities:

  Increase in accounts receivable...................    (475,337)      (121,390)
  Decrease in prepaid expense.......................         309          5,199
  Increase in accounts payable and accrued expense..   2,543,358        921,730
                                                     -----------    -----------
  Net cash provided by operating activities.........   3,280,799      1,141,136
                                                     -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil & gas properties.................    (345,732)      (321,855)
  Purchase of office equipment......................      (2,287)        (3,700)
  Sale of idle equipment at cost....................       6,000           --
                                                     -----------    -----------


  Net cash used in investing activities.............    (342,019)      (325,555)
                                                     -----------    -----------

Cash flows from financing activities:
-------------------------------------

  Repayment of notes payable........................    (167,996)       (28,836)
                                                     -----------    -----------

  Net cash used in financing activities.............    (167,996)       (28,836)
                                                     -----------    -----------

  Net increase in cash and cash equivalents.........   2,770,784        786,745

  Cash and cash equivalents, beginning of year......     507,382        335,603
                                                     -----------    -----------

  Cash and cash equivalents, end of period ......... $ 3,278,166    $ 1,122,348
                                                     -----------    -----------

  Interest paid..................................... $     7,879    $     7,242
                                                     ===========    ===========

  Income taxes paid................................. $    33,000    $    -0-
                                                     ===========    ===========


                     The accompanying notes are an integral
                            part of these statements.



                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 2000


Note 1        BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2000.

     Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2000.


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

Note 2        EARNINGS PER SHARE (CONTINUED)

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the six months ended December 31, 2000 and 1999:

                                            December 31,                           December 31,
                                               2000                                   1999
                                                               Per                                  Per
                                    Net                        Share        Net                    Share
                                    Income       Shares        Amount     Income       Shares      Amount
                                    ------       ------        ------     ------       ------      ------
Basic earnings per share:

  Net income and
  share amounts                     $1,060,669  5,345,938      $.20      $184,747     5,191,322     $.04

  Dilutive securities
  stock options                                   780,000                               460,000

  Repurchased shares                             (294,523)                             (340,320)
                                    --------------------------------------------------------------------
Diluted earnings per share:

  Net income and assumed
  share conversion                  $1,060,669  5,831,415      $.18      $184,747     5,311,002     $.04
                                    ==========  =========      ====      ========     =========     ====


Note 3        SEGMENT INFORMATION

     We operate in one industry segment within the United States, oil and gas exploration and development.

     Identified assets by industry are those assets that are used in our operations in that industry. Corporate assets are principally cash, cash surrender value of life insurance, furniture, fixtures and vehicles.

     During the fourth quarter of 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The adoption of SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

     Our oil and gas segment derives its revenues from the sale of oil and gas and prospect generation and administrative overhead fees charged to participants in our oil and gas ventures. Corporate income is primarily derived from interest income on funds held in money market accounts.

     During the six months ended December 31, 2000 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss, with the exception of the elimination of the mineral and power plant segments which we are no longer active in and are not material. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $345,732 for the development and acquisition of oil and gas properties.

     Segment information consists of the following for the six months ended December 31:

                                  Oil and Gas       Corporate       Consolidated
                                  -----------      -----------      ------------
         Revenues:

                      2000       $ 1,690,412       $    29,146      $ 1,719,558
                      1999           670,848             9,453          680,301

         Income (loss) from
         operations:

                      2000       $ 1,350,885       $ (290,216)      $ 1,060,669
                      1999           485,744         (300,997)          184,747

         Identifiable assets:

                      2000       $ 2,448,369       $3,606,286       $ 6,054,655
                      1999         1,438,419        1,422,853         2,861,272

         Depreciation, depletion
         and valuation charged
         to identifiable assets:

                      2000       $  (135,000)      $   (8,000)      $  (143,000)
                      1999          (143,000)          (7,850)         (150,850)

         Capital expenditures:

                      2000       $   345,732       $    2,287       $   348,019
                      1999           321,855            3,700           325,555

Note 4        MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                The Company
                                                -----------

                                   A           B           C           D
                                   -           -           -           -
     Year ended:

      December 31, 2000            -           12%        25%          58%
      December 31, 1999           73%           -          -            -


Note 5        NOTES PAYABLE

     We owe the following debt:

                                                 December 31,          June 30,
                                                     2000                2000
                                                 ------------------------------

     Borrowings from life insurance company
     on cash surrender value of officer life
     insurance, interest at 6% per annum,
     collateralized  by cash surrender value
     of policy.                                  $     -0-            $ 155,430

     Note payable to related party,
     Interest at 11.21% per annum,
     monthly principal and interest
     payments of $4,269, due September,
     2000, collateralized by working
     interests in the Emigh lease.               $     -0-               12,566

     Note payable to third party for
     the acquisition purchase of
     producing oil and gas properties.
     Interest at 5.475% per annum.
     Principal payments of $68,875 are
     due in January 2001.  There is no
     collateral for this note.                       68,750              68,750
                                                 ----------           ---------

     Total notes payable                             68,750             236,746

     Less current portion                            68,750             236,746
                                                 ----------           ---------

     Long term portion                           $      -0-           $     -0-
                                                 ==========           =========

Note 6        COMMITMENTS AND CONTINGENCIES

     At December 31, 2000 the Company was committed to the following drilling and development projects in California:

          1.   Further test the Emigh 35-4 well.
          2.   Drill, complete and equip the Brick House 1-9.

     The Emigh 35-4 well was spudded on October 29, 2000 and is currently being tested. Continental Operating Company was the operator of this well and our share of rework costs of this well is estimated to be $5,000. Effective February 1, 2001 we assumed responsibility for the operation of this well.

     Total costs of the Brick House 1-9 well are estimated to be $525,000 with our share of the net costs approximately $44,000. As of this filing we have not begun drilling this well.


Note 7        SUBSEQUENT EVENTS

     On January 2, 2001 we paid in full our outstanding loan balance of $68,750 plus $3,764 in accrued interest to D. E. Craggs, Inc.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     This should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2000, which has been filed with the Securities and Exchange Commission. This management's discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth in our Form 10-KSB under "Item 6. Management's Discussion and Analysis of Financial Conditions or Plan of Operation - Factors that may affect future operating results." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB.

Liquidity and Capital Resources
-------------------------------


December 31, 2000 as compared to December 31, 1999
--------------------------------------------------

At December 31, 2000 current assets were $4,121,453 and current liabilities were $3,168,776 and we had positive working capital of $952,677 compared to current assets of $875,641 at June 30, 2000 and current liabilities of $793,414 at the same date, resulting in working capital at June 30, 2000 of $82,227. Our current assets and liabilities increased more than four-fold from June 30, 2000 to December 31, 2000 for several reasons.

     Our current assets increased primarily because cash and cash equivalents increased from approximately $508,000 to approximately $3.3 million. Accounts receivable - trade increased by about 140% because of the higher prices being received for oil and gas production, and funds received from oil and gas sales not disbursed to joint owners at December 31, 2000.

     Our current liabilities increased to $3.2 million at December 31, 2000, approximately four times the $793,000 amount at June 30, 2000. This increase was due to a number of factors, including a decrease in accounts payable of $232,000 due to a decrease in drilling activity caused by adverse weather conditions, an increase of $61,000 in advance payments received from joint owners but not expended for drilling activities at December 31, 2000 and $2,633,000 in oil and gas revenue due to joint owners not distributed until January 2001.

     Another component of our current liabilities, advances from joint owners, increased $61,000 from June 30, 2000 ($170,000) to December 31, 2000
     ($231,000) primarily because of the funds we received for drilling of wells, not yet completed.

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

In order to provide interim financing, we borrowed $130,000 during 1997 from an affiliate to finance our share of drilling an offset well on the Denverton Creek property. In April 2000 we withdrew $125,000 against a split dollar life insurance plan to facilitate the payment of our drilling obligations. The affiliate loan was paid in full during August 2000, and the split dollar life insurance loan was paid in full during October 2000.

Although our drilling and development plans have not been finalized for the coming year, at December 31, 2000 we are committed to drill four additional wells at an estimated cost to us of approximately $462,000, with the balance (approximately $2,583,000) to be paid by joint owners in the properties, including certain affiliated investors. For the six months ended December 31, 2000 we invested $346,000 in our oil and gas properties compared to approximately $322,000 for the six month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2001.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

While we have substantially reduced our outstanding debt at this writing, we may be required again to seek outside funding to facilitate our 2001 drilling program.

Results of Operations
---------------------


December 31, 2000 Compared to December 31, 1999
-----------------------------------------------

For the six months ended December 31, 2000 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the six months ended December 31, 2000 increased approximately $1,019,000 from $671,000 to $1,690,000, a 152% increase. This increase reflects our continued emphasis on operations conducted in California and increased production from both the Denverton Creek and Malton Black Butte fields even though our production overall decreased. Our share of sales of oil and gas for the six month period ended December 31, 2000 were 2732 barrels of oil and approximately 206,205 MMBTU of gas with the price received for oil at $28.39 per barrel and $7.27 per MMBTU for gas. This is a decrease in total oil production compared to the 3557 barrels of oil produced in the first half of fiscal 2000, and an increase in natural gas production of 28,600 MMBTU when compared to the approximately 177,605 MMBTU of gas production achieved during the first half of the 2000 fiscal year. A significant factor resulting in the substantially increased revenues during the six months of fiscal 2000 was an increase in the prices received for our production when compared to prices of $19.95 and $2.83 received for oil and gas respectively during the first half of fiscal 2000.

Oil and gas production costs increased $82,393 when compared to last six month period, from $42,134 to $124,527. Approximately $62,000 of this increase was due to non-recurring workover costs for recompleting wells in upper producing zones, the balance, approximately $20,000 reflects the addition of new wells and compression costs associated with older producing gas wells.

Depletion, depreciation and amortization decreased $7,850 or 5% for the year, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 21% from $251,500 to $303,500 for the six months ended December 31, 2000. This increase is primarily due to salary and office rental increases and the amortization of deferred officer compensation costs of $8,800.

As a result of our operations for the six months ended December 31, 2000, we ended the period with net income of $1,061,000 after taxes compared to $185,000 for the year earlier. This increase of approximately $876,000 is due to an increase in production and the price received for our oil and gas as discussed earlier as well as the fact that our costs of production did not rise as quickly as the prices received for our production.

Interest and other income increased approximately $19,693 to $29,146 and is due to our maintaining a greater balance of funds in our invested cash accounts.

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


                                           ASPEN EXPLORATION CORPORATION




                                           By:  /s/  R. V. Bailey
                                              --------------------------------
                                                     R. V. Bailey,
February 7, 2001                                     Chief Executive Officer,
                                                     Principal Financial Officer