Form 10QSB
period 2001-03-31
ASPEN EXPLORATION CORP
filed 2001-05-14
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                 -----------------------------------------------
                (Exact Name of Aspen as Specified in its Charter)

          Delaware                                              84-0811316
 ------------------------------                               ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      Suite 208, 2050 S. Oneida St.,
            Denver, Colorado                                     80224-2426
 --------------------------------------                           --------
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

           Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

           Class                                     Outstanding at May 11, 2001
Common stock, $.005 par value                                 5,637,074



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                           March 31,       June 30
                                                             2001            2000
                                                             ----            ----
                                                          (Unaudited)     (Audited)

Current Assets:
Cash and cash equivalents, including $1,892,340 and
$417,443 of invested cash at March 31, 2001 and
June 30, 2000 respectively..............................  $ 2,223,005    $   507,382

Precious metals ........................................       18,823         18,823

Accounts receivable, trade .............................      376,195        340,177

Prepaid expenses
                                                                5,643          9,259
                                                          -----------    -----------
     Total current assets ..............................    2,623,666        875,641
                                                          -----------    -----------

Investment in oil and gas properties, at cost
(full cost method of accounting) .......................    3,362,850      2,942,712

Less accumulated depletion and valuation allowance .....   (1,728,589)    (1,520,589)
                                                          -----------    -----------

                                                            1,634,261      1,422,123
                                                          -----------    -----------
Property and equipment, at cost:
Furniture, fixtures and vehicles .......................      216,787        201,654

Less accumulated depreciation ..........................     (140,689)      (128,689)
                                                          -----------    -----------

                                                               76,098         72,965
                                                          -----------    -----------

Cash surrender value, life insurance ...................      239,095        239,095
                                                          -----------    -----------

     TOTAL ASSETS ......................................    4,573,120    $ 2,609,824
                                                          ===========    ===========


                                 (Statement Continues)
                    See notes to Consolidated Financial Statements

                                          2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,        June 30,
                                                       2001             2000
                                                    (Unaudited)      (Audited)
Current liabilities:
Accounts payable and accrued expenses ..........    $   254,297     $   363,955

Advances from joint owners .....................        502,478         169,713

Income taxes payable ...........................         79,165          23,000

Notes payable - current ........................            -0-         236,746
                                                    -----------     -----------
Total current liabilities ......................        835,940         793,414
                                                    -----------     -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At March 31, 2001: 5,637,074
    and June 30, 2000: 5,345,938 ...............         26,729          26,729

Capital in excess of par value .................      6,017,610       6,017,610

Accumulated deficit ............................     (2,283,529)     (4,191,096)

Deferred compensation ..........................        (23,630)        (36,833)
                                                    -----------     -----------
Total stockholders' equity .....................      3,737,180       1,816,410
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 4,573,120     $ 2,609,824
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements



                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                               Three Months Ended        Nine Months Ended
                                                    March 31,                 March 31,
                                                    ---------                 ---------

                                                2001         2000         2001         2000
                                                ----         ----         ----         ----
Revenues:
  Oil and gas ............................   $1,109,992   $  252,605   $2,688,142   $  840,343

  Management fees ........................       26,135       30,671      138,397      113,781

  Interest and other, net ................       43,387        1,077       72,533       10,530
                                             ----------   ----------   ----------   ----------
Total Revenues ...........................    1,179,514      284,353    2,899,072      964,654
                                             ----------   ----------   ----------   ----------

Costs and expenses:
  Oil and gas production .................       27,058       33,400      151,585       75,534
  Depreciation, depletion and amortization       77,000       86,925      220,000      237,775
  Aspen Power Systems expense ............          -0-        1,562          -0-       45,356
  Selling, general and administrative ....      146,322      124,296      449,805      375,830
  Interest expense .......................           70        2,226        7,949        9,468
                                             ----------   ----------   ----------   ----------
Total Costs and Expenses .................      250,450      248,409      829,339      743,963
                                             ----------   ----------   ----------   ----------
Net income before taxes ..................      929,064       35,944    2,069,733      220,691
                                             ----------   ----------   ----------   ----------
Provision for income taxes ...............       82,165          -0-      162,165          -0-
                                             ----------   ----------   ----------   ----------
Net income ...............................   $  846,899   $   35,944   $1,907,568   $  220,691
                                             ==========   ==========   ==========   ==========
Basic earnings per common share ..........   $      .16   $      .01   $      .35   $      .04
                                             ==========   ==========   ==========   ==========
Diluted earnings per common share ........   $      .15   $      .01   $      .34   $      .04
                                             ==========   ==========   ==========   ==========
Basic weighted average number of
common shares outstanding ................    5,401,678    5,191,322    5,401,678    5,191,322
                                             ==========   ==========   ==========   ==========
Diluted weighted average number of
common shares outstanding ................    5,661,678    5,531,162    5,661,678    5,531,162
                                             ==========   ==========   ==========   ==========


                            The accompanying notes are an integral
                                   part of these statements.

                                              4

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Nine months ended March 31,
                                                         2001           2000
                                                     ---------------------------
Cash flows from operating activities:

Net income .......................................   $ 1,907,567    $   220,691

Adjustments to reconcile net income
  to net cash provided by
  operating  activities:

  Depreciation, depletion & amortization .........       220,000        237,775
  Amortization of deferred compensation ..........        13,203          5,667

Changes in assets and liabilities:

  Increase in accounts receivable ................       (36,018)       (31,629)
  Decrease in prepaid expense ....................         3,616          3,663
  Increase in accounts payable and accrued expense       279,272         74,346
                                                     -----------    -----------
  Net cash provided by operating activities ......     2,387,640        510,513
                                                     -----------    -----------
Cash flows from investing activities:

  Additions to oil & gas properties ..............      (420,138)      (396,542)
  Purchase of office equipment & vehicle .........       (21,133)       (13,995)
  Sale of idle equipment at cost .................         6,000            -0-
                                                     -----------    -----------


  Net cash used in investing activities ..........      (435,271)      (410,537)
                                                     -----------    -----------
Cash flows from financing activities:

  Repayment of notes payable .....................      (236,746)      (112,327)
                                                     -----------    -----------
  Net cash used in financing activities ..........      (236,746)      (112,327)
                                                     -----------    -----------
  Net increase in cash and cash equivalents ......     1,715,623        (12,351)

  Cash and cash equivalents, beginning of year ...       507,382        335,603
                                                     -----------    -----------
  Cash and cash equivalents, end of period .......   $ 2,223,005    $   323,252
                                                     ===========    ===========
  Interest paid ..................................   $     7,949    $     7,583
                                                     ===========    ===========
  Income taxes paid ..............................   $    83,000    $       -0-
                                                     ===========    ===========


                     The accompanying notes are an integral
                            part of these statements.

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001


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



Note 2            EARNINGS PER SHARE (CONTINUED)

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the nine months ended March 31, 2001 and 2000:




                                               March 31,                             March 31,
                                                 2001                                  2000
                                                 ----                                  ----

                                                             Per                                   Per
                                    Net                      Share        Net                      Share
                                    Income       Shares      Amount       Income       Shares      Amount
                                    ------       ------      ------       ------       ------      ------
Basic earnings per share:

  Net income and
  share amounts                     $1,907,568  5,401,678     $.35       $220,691     5,191,322     $.04

  Dilutive securities
  stock options                                   380,000                               560,000

  Repurchased shares                             (120,000)                             (220,160)
                                    ---------------------------------------------------------------------
Diluted earnings per share:

  Net income and assumed
  share conversion                  $1,907,568  5,661,678      $.34      $220,691     5,531,162     $.04
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

                                       7



Note 3            SEGMENT INFORMATION (CONTINUED)

          During the nine months ended March 31, 2001 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss, with the exception of the elimination of the mineral and power plant segments which we are no longer active in and are not material. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $420,000 for the development and acquisition of oil and gas properties.

          Segment information consists of the following for the nine months ended March 31:

                                                     Oil and Gas       Corporate        Consolidated
                                                     -----------       ---------        ------------
         Revenues:

                             2001                    $ 2,826,539       $    72,533      $ 2,899,072
                             2000                        954,124            10,530          964,654

         Income (loss) from operations:

                             2001                    $ 2,304,789       $  (397,221)     $ 1,907,568
                             2000                        652,590          (431,899)         220,691

         Identifiable assets:

                             2001                    $ 2,010,456       $ 2,562,664      $ 4,573,120
                             2000                      1,371,933           668,195        2,040,128

         Depreciation, depletion and valuation
         charged to identifiable assets:

                             2001                    $(1,728,589)      $  (140,689)     $(1,869,278)
                             2000                     (1,081,902)         (129,544)      (1,211,446)

         Capital expenditures:

                             2001                    $   420,138       $    21,133      $   441,271
                             2000                        396,542            13,995          410,537

                                                 8

Note 4            MAJOR CUSTOMERS

          We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                            The Company
                                            -----------

                                A       B        C         D        E
                                -       -        -         -        -
          Year ended:

           March 31, 2001       -       -       35%       12%       49%
           March 31, 2000       73%    12%       -         -         -


Note 5            NOTES PAYABLE

          We owe the following debt:

                                                      March 31,       June 30,
                                                        2001            2000
                                                     --------------------------
          Borrowings from life insurance company
          on cash surrender value of officer life
          insurance, interest at 6% per annum,
          collateralized by cash surrender value
          of policy.                                 $    -0-        $ 155,430

          Note payable to related party,
          Interest at 11.21% per annum,
          monthly principal and interest
          payments of $4,269, due September,
          2000, collateralized by working
          interests in the Emigh lease.              $    -0-           12,566

          Note payable to third party for
          the acquisition purchase of
          producing oil and gas properties.
          Interest at 5.475% per annum.
          Principal payments of $68,875 are
          due in January 2001.  There is no
          collateral for this note.                       -0-           68,750
                                                      ---------      ---------
          Total notes payable                             -0-          236,746

          Less current portion                            -0-          236,746
                                                      ---------      ---------
          Long term portion                           $   -0-        $     -0-
                                                      =========      =========

Note 6            COMMITMENTS AND CONTINGENCIES

          At March 31, 2001 the Company was committed to the following drilling and development projects in California:

                  Project                                     Aspen Cost
                  -------                                     ----------
                  Emigh 35-5                                   $172,000
                  Emigh 34-3                                     85,000
                  Emigh 34-2                                    172,000
                  Armstrong 17-4                                338,000
                  Zimmerman 1-24 Recompletion                    16,000
                                                               --------

                                Total Estimated Costs          $783,000
                                                               ========


Note 7            SUBSEQUENT EVENTS

          During May 2001 the Emigh 35-5 well, in which we have approximately 23.80% working interest, tested 2000 MCFPD and will go on production by June 1, 2001. The Emigh 34-3 is currently drilling but has not reached total depth. The remaining wells in our drilling program have not been spudded as of the date of this filing.

          Prices for our natural gas are estimated to average $9.18 and $12.05 per MMBTU for the months of April and May 2001. June prices have not yet been posted.

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

Liquidity and Capital Resources
-------------------------------

March 31, 2001 as compared to March 31, 2000
--------------------------------------------

At March 31, 2001 current assets were $2,623,666 and current liabilities were $835,940 and we had positive working capital of $1,787,726 compared to current assets of $875,641 at June 30, 2000 and current liabilities of $793,414 at the same date, resulting in working capital at June 30, 2000 of $82,227. Our working capital increased more than twenty times from June 30, 2000 to March 31, 2001 for several reasons.

     Our current assets increased primarily because cash and cash equivalents increased from approximately $508,000 to approximately $2.2 million because of the higher prices being received for oil and gas production, which exceeded our current cash requirements at March 31, 2001.

     Our current liabilities remained fairly constant when comparing the nine months ended March 31, 2001 with our fiscal year end of June 30, 2000. Accounts and notes payable decreased by approximately $346,000, while advance payments from joint owners for unexpended drilling costs increased by approximately $333,000, reflecting increased drilling activity caused by improved weather conditions in California. (See Note 6, Commitments and Contingencies.)

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

Although our drilling and development plans have not been finalized for the coming year, at March 31, 2001 we are committed to drill four additional wells at an estimated cost to us of approximately $783,000, with the balance (approximately $2.9 million) to be paid by joint owners in the properties, including certain affiliated investors. For the nine months ended March 31, 2001 we invested $420,000 in our oil and gas properties compared to approximately $397,000 for the nine month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2001.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

Results of Operations
---------------------

March 31, 2001 Compared to March 31, 2000
-----------------------------------------

For the nine months ended March 31, 2001 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the nine months ended March 31, 2001 increased approximately $1,848,000 from $840,000 to $2,688,000, a 220% increase. This increase reflects our continued emphasis on operations conducted in California and increased production from both the Denverton Creek and Malton Black Butte fields even though our production overall decreased. Our share of sales of oil and gas for the nine month period ended March 31, 2001 were 3959 barrels of oil and approximately 293,000 MMBTU of gas with the price received for oil at $27.00 per barrel and $8.86 per MMBTU for gas. This is a decrease in total oil production compared to the 4721 barrels of oil produced in the first half of fiscal 2000, and an increase in natural gas production of 17,400 MMBTU when compared to the approximately 275,600 MMBTU of gas production achieved during the first nine months of the 2000 fiscal year. A significant factor resulting in the substantially increased revenues during the nine months of fiscal 2001 was an increase in the prices received for our production when compared to prices of $21.70 and $3.05 received for oil and gas respectively during the first nine months of fiscal 2000.

Oil and gas production costs increased $76,051 when compared to last nine month period, from $75,534 to $151,585. Approximately $67,500 of this increase was due to non-recurring workover costs for recompleting wells in upper producing zones, the balance, approximately $8,500 reflects the addition of new wells and compression costs associated with older producing gas wells.

Depletion, depreciation and amortization decreased $17,775 or 7.5% for the year, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 20% from $375,830 to $449,805 for the nine months ended March 31, 2001. This increase is primarily due to salary and office rental increases and the amortization of deferred officer compensation costs of $13,200.

As a result of our operations for the nine months ended March 31, 2001, we ended the period with net income of $1,907,568 after taxes compared to $220,691 for the year earlier. This increase of approximately $1,687,000 is due to an increase in production and the price received for our oil and gas as discussed earlier as well as the fact that our costs of production did not rise as quickly as the prices received for our production.

Interest and other income increased approximately $62,000 to $72,533 and is due to our maintaining a greater balance of funds in our invested cash accounts, and consulting income received from an affiliate of approximately $23,000 for services rendered by our president, R. V. Bailey.

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


                                           ASPEN EXPLORATION CORPORATION




                                           By:  /s/  R. V. Bailey
                                              -------------------------------
                                                     R. V. Bailey,
May 11, 2001                                         Chief Executive Officer,
                                                     Principal Financial Officer