Form 10KSB
period 2001-06-30
ASPEN EXPLORATION CORP
filed 2001-09-27
CIK 319458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _______ to ______

                        Commission file number: 001-12531
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

     2050 S. Oneida St., Suite 208
           Denver, Colorado                                       80224-2426
 --------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (303) 639-9860

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.005 par value
                         ------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

     Aspen's revenues for the fiscal year ended June 30, 2001 were $3,940,563.

     At September 24, 2001, the aggregate market value of the shares held by non-affiliates was approximately $3,058,378.70. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.875) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,495,290).

     At September 24, 2001, there were 5,812,205 shares of common stock (Aspen's only class of voting stock) outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                   ---  ---

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

     Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-KSB contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under "Item 6. Management's Discussion and Analysis of Financial Conditions or Plan of Operation - Factors that may affect future operating results." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-KSB.

Summary of Our Business

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is 303-639-9863. Our website is www.aspnx.com and our email address is aspn@Compuserve.com. We are currently engaged primarily in the exploration and development of oil and gas properties in California. We also have a 25% interest in Aspen Power Systems, LLC, a company we incorporated to investigate, finance, and construct electrical power generation projects. We have also acquired some leases in Colorado for a possible coalbed methane project.

     Oil and Gas Exploration and Development. Our major emphasis has been our participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. We engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of our management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, we have identified and will continue to identify prospects that we believe are suitable for drilling and acquisition.

     Currently, our primary area of interest is in the state of California. We have acquired a number of interests in oil and gas properties in California, as described below in more detail. In addition, we also act as operator for a number of our producing wells and receive management revenues for these services.

     Aspen has information on hand which indicates coal deposits exist under the approximate 2,074 acres of leases which Aspen has obtained in Arapahoe and Elbert Counties, Colorado. We do not know if it is possible or economically feasible to produce any coalbed methane which may exist on these leases. The leases are paid-up oil and gas leases (which includes coalbed methane) with a three year term and are renewable for an additional two years. As of June 30, 2001 we have approximately 2,074 gross and net acres of nonproducing leasehold in Colorado. We do not intend to proceed with exploration and development of these properties on our own, rather, we intend to farm out the project to another party. There is no assurance we will be successful in so doing.

     Mineral Exploration and Development. During fiscal 1997 and 1998, we also focused our attention on uranium deposits in sandstone in Wyoming. However, the market for uranium projects did not develop as we had anticipated, and we made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. In March 1998, we transferred our interest in two uranium projects in Wyoming to a privately-held Canadian company which issued its capital stock and made cash payments to Aspen. The Canadian company returned the projects and all geologic data to us on August 31, 2000, and we released the unaffiliated company from any further obligations.

     We have curtailed, for the time being, exploration for precious metals in Alaska and for uranium in Wyoming. We believe that pursuing activities in the mineral segment would not be beneficial to Aspen at the present time.

     Power Generation. In 1999, we formed a subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability company to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines. Our objectives for APS were to seek opportunities or situations where our analysis indicated that a gas turbine generation plant could be constructed and operated profitably. Any plant construction will require a significant amount of capital for property acquisition, permitting, engineering and design, and construction. It is unknown whether Aspen or the other owners of APS would be able to provide this required capital. Consequently, any such activities will likely require the availability of funds from third parties, and we cannot offer any assurance that such funding will be available when needed on commercially-reasonable terms.

     During 2000 we restructured our ownership in APS and reduced our financial commitment: We are continuing to provide certain administrative services to APS. Aspen continues to pay the salary of its president, R.V. Bailey when he is working on matters for APS. If APS is funded adequately, APS will repay this amount.

     During the fiscal year ended June 30, 2001 APS reimbursed Aspen $42,700, at the rate of $75 per hour for time spent by our president on APS matters. At June 30, 2001 APS still owed us $7,100 for unpaid chargeable time of our president.

     APS is currently being operated by Larry Baccari of Sheridan, Wyoming, an electrical engineer with experience in constructing turbine power plants. The managers of APS consists of Mr. Baccari, R. V. Bailey, President of Aspen Exploration, and Ray K. Davis, accounting consultant to Aspen Exploration. Initially, Aspen owned an 85% interest in APS. On March 1, 2000 by resolution of the board of directors, with R. V. Bailey abstaining, Aspen:

     (a) reduced our interest in APS from 85% to 25% (by transferring 60% of our interest to R. V. Bailey, Ray K. Davis, and Larry Baccari, in exchange for $15,000 each which was contributed to the working capital of APS),

     (b) determined to avoid any further capital commitment to APS to the maximum extent possible, and

     (c) accepted a promissory note from APS in the amount of $130,000 with interest at 8% per annum which reimbursed Aspen for its direct costs for APS through March 1, 2000.

     As a result, the ownership of APS is now 25% each for Aspen and for Messrs. Bailey, Baccari and Davis. We plan to account for our 25% interest in APS using the equity method of accounting. As of December 31, 2000 (APS's most current reporting period), we recorded net ordinary income of $6,300 for tax purposes from APS. During fiscal 2001, Aspen and Messrs. Baccari, Bailey and Davis each loaned an additional $20,000 to APS. As of this writing, APS has not repaid that amount.

     On December 1, 2000 APS entered into an agreement with a major independent power producer. Under the agreement APS will be paid certain success fees if the power producer goes forward with the development of electric power generation facilities within a defined area in Solano County, California. To date, APS has received $246,000 in fees and reimbursed expenses. APS has retained the right to pursue the development of smaller generation facilities in the same area. We have been advised by the State of California that our proposed 25% owned project in Solano County, California, was not selected by the California Power Commission for further negotiations. We are now reviewing our possible options with regard to the future, if any, of this project.

Company Strategy:

     We believe that it is in our shareholders' best interests to diversify our investments in all aspects of our operations. It is for this reason that we reduced our interest in APS, we attempted to develop our uranium prospects through a third party, and we frequently obtain financing for our oil and gas acquisition and drilling activities from third parties.

     At the present time, we cannot finance our oil and gas acquisitions and drilling activities solely through our own resources. Consequently, we identify prospects or production to acquire and drill prospects, and seek other industry investors who are willing to participate in these activities with us. We frequently retain a promotional interest in these prospects, but generally we have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. We have in the past acquired interests in producing properties by issuing shares of our common stock, but because of the current low price of our stock, it has become more difficult and expensive to do so.

     Where we acquire an interest in acreage on which exploration or development drilling is planned, we will seldom assume the entire risk of acquisition or drilling. Rather, we prefer to assess the relative potential and risks of each prospect and determine the degree to which we will participate in the exploration or development drilling. Generally, we have determined that it is more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells. In such cases, we may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of our proportional interest in the prospect. Although this approach reduces our potential return should the drilling operations prove successful, it also reduces our risk and financial commitment to a particular prospect.

     Conversely, we may from time to time participate in drilling prospects offered by other persons if we believe that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach allows us to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where we offer the participation to others (known as "farm-outs"). As of this writing, we have not participated in the drilling of any farm-in wells.

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2001 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2001, crude oil and natural gas sales and revenues from operating oil and gas properties accounted for $3,867,482 or 98% of our total revenues; while $73,081, or 2% was from interest and other income.

     Distribution Methods of the Products or Services. We are not involved in the distribution aspect of the oil and gas industry.

     Status of any Publicly Announced New Products or Services. We do not have a new product or service that would require the investment of a material amount of our assets or which we believe is material to our business. Therefore, we have not made a public announcement of nor have we made information otherwise public about any such product or service.

     Although we are attempting to enter the electric power generation business through Aspen Power Systems, LLC, no progress has been made thus far in that attempt. If a situation is found where all the factors needed to generate electrical power are present, of which there is no assurance, APS would have to find a source of funding prior to initiating any significant activities.

     Competitive Business Conditions: The exploration for, and development, production and acquisition of, oil, gas, precious metals and other minerals are subject to intense competition, as is the production and sale of electrical power. The principal methods of compensation for the acquisition of oil and gas and other mineral properties are the payment of:

     (i)  cash bonuses at the time of the acquisition of leases;

     (ii) delay rentals and the amount of annual rental payments;

     (iii) advance royalties and the use of differential royalty rates; and

     (iv) the stipulations requiring exploration and production commitments by the lessee.

     General compensation in the electrical generation industry is price sensitive. Electrical power can be sold into the local electrical power grid, but the price at which the power can be sold may not be economical unless the project has been economically acquired and designed, efficiently completed and functions in accordance with its specifications.

     Some of our current competitors, and many of our potential competitors in each of these industries have vast experience, are larger and have significantly greater financial resources, existing staff and labor forces, equipment, and other resources than we do. Consequently, these competitors may be in a better position to compete for projects in our diverse industries.

     In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond our control, including the extent of domestic production and imports of oil and gas, proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well as environmental restrictions on exploration and usage of oil and gas. Further, we expect that competition for leasing of oil and gas prospects will become even more intense in the future. We have a minimal competitive position in the oil and gas industry. Should we participate in the electrical power generation industry, we will also have a minimal competitive position in that industry.

     Sources and Availability of Raw Materials: To conduct business, we depend on such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies, core drilling equipment, and other equipment necessary for our operations. Should APS commence constructing a plant, APS will be dependent (among other things) on the availability of appropriate gas turbines for generating electricity. Such items have been commonly available from a number of sources. Although we foresee no short supply or difficulty in acquiring any equipment relevant to the conduct of business, we cannot offer any assurances that these items will be available or that we will be able to acquire the items on economically feasible terms.

     Dependence Upon One or a Few Major Customers: We generally sell our oil and gas production primarily to a limited number of companies. In fiscal 2000 we obtained more than 10% of our revenues from sales to Tosco Refining Company and Enserco Energy, Inc.; in 2001 more than 10% of our revenues derived from Tosco Refining Company, Calpine Corporation and Enserco Energy, Inc. We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts (Including Duration). We do not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. We received a trademark registration (serial no. 74-396,919 registered on March 1, 1994) for our corporate logo. The registration is for a term of ten years. To maintain the registration for its entire term we filed an affidavit of commercial use on February 21, 2000.

     Need for Governmental Approval of Principal Products or Services. We do not need to seek government approval of our principal products.

     Effect of Existing or Probable Governmental Regulation. Oil and gas exploration and production, electric power generation, as well as mining activities, are open to significant governmental regulation including worker health and safety laws, employment regulations and environmental regulations. Operations that occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers, or the U.S. Forest Service as well as other federal and state agencies.

     Estimate of Amounts Spent on Research and Development Activities. We have not engaged in any material research and development activities since our inception.

     Costs and Effects of Compliance with Environmental Laws (federal, state and local). Because we are engaged in extracting natural resources, our business is subject to various federal, state and local provisions regarding environmental and ecological matters. Therefore, compliance with environmental laws may necessitate significant capital outlays, affect our earnings potential, and cause material changes in our current and proposed business activities.

     At the present time, however, the environmental laws do not materially hinder nor adversely affect our business. Capital expenditures relating to environmental control facilities have not been material to our operations since our inception.

Employees:

     At June 30, 2001, we employed three full-time persons. We also employ independent contractors and other consultants, as needed.



ITEM 2.  PROPERTIES
-------------------

General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found in below in this Item 2 as well as in the notes to our financial statements.

Drilling Activity:

     During the fiscal year ended June 30, 2001 we participated in the drilling of 10 gross (1.22 net) wells, of which 6 gross (.58 net) were completed as gas wells, 3 were dry holes, and 1 is currently being evaluated. Of the 10 wells drilled, 8 were drilled in the Denverton Creek Field, 1 was drilled in the Malton Black Butte Field, and 1 was drilled elsewhere.

Denverton Creek Field, Solano County, California.
-------------------------------------------------

     For the past three years, we have been the recipient of the California Division of Oil, Gas, and Geothermal Resources (CDOGGR) "Outstanding Lease Maintenance Award" for our operations in the Denverton Creek gas field. CDOGGR gives this award to operators who not only meet, but exceed, the requirements for producing well operations set by CDOGGR.

     The 8 gross (.93 net) wells drilled this fiscal year in the Denverton Creek gas field bring Aspen's total to 12 productive wells out of 15 attempts. Cumulative gross production from the field is in excess of 8.4 BCF (billion cubic feet) of natural gas. The field is productive from 10 separate horizons ranging in depth from 9,000' to 12,000'. Aspen has extended the former field limits by 2 miles to the northeast and discovered new pay horizons. Current production is in excess of 3,000 gross (350 net) MCFPD of high quality natural gas (1090 BTU) with numerous behind-pipe zones in many of the wells.

Malton Black Butte, Tehama and Glenn Counties, California.
----------------------------------------------------------

     On July 16, 1998, we purchased a 100% working interest in two natural gas units (the Johnson and Gay Units located in Tehama and Glenn Counties, California) from D. E. Craggs, Inc., ("Craggs") an unaffiliated third party. The purchase price consisted of $275,000 in cash and 275,000 shares of Aspen's restricted common stock valued at $1.00 per share. Pursuant to the agreement, we paid Craggs 25% of the purchase price ($68,750 cash and 68,750 common shares) at the closing and an additional 25% each during January 1999 and 2000. We paid the final 25% (plus interest on the cash from the date of closing at the daily rate of 0.015%) in January 2001.

     Simultaneously with the acquisition, we sold a 69% working interest in the two prospects to certain unaffiliated and a 10% working interest to three affiliated purchasers for a total price of $477,950 ($6,050 per one percent working interest, as compared to Aspen's purchase price of $5,500 per one percent working interest). The affiliated purchasers are Aspen's president, R.V. Bailey, vice president, Robert A. Cohan, and consulting accountant, Ray K. Davis, who acquired working interests of 3%, 2%, and 5%, respectively. The affiliated and unaffiliated parties who purchased the working interests from Aspen paid their entire purchase price prior to the closing. As a result of these transactions, we currently own a net 21% working interest (16.17% net revenue interest) in the Johnson Unit and in the Gay Unit. We also own a 5% royalty interest in the Gay Unit.

     At the same time, we also acquired 3 square miles of seismic data to evaluate the undeveloped acreage on the Johnson and Gay leases. Aspen has participated in the drilling of 5 successful wells out of 7 attempts on acreage in this vicinity. These wells have produced in excess of 3 BCF of gas.

Drilling Activity:

     The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 1999, 2000 and 2001:

                                Drilling Activity
                                -----------------

                      Gross Wells                     Net Wells
                      -----------                     ---------
Year                  Total    Producing    Dry       Total    Producing    Dry
----                  -----    ---------    ---       -----    ---------    ---

1999 Exploratory        4          2         2          .76      .35        .41
2000 Exploratory       11          8         3         1.61     1.29        .32
2001 Exploratory       10          6         4*        1.22      .58        .64


* Emigh #34-2 is currently shut in pending further evaluation. It has tested at marginal flow rates. A stimulation treatment may result in commercial production.

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting).
--------------------------------------------------------------------------

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 1999, 2000, and 2001, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                               Years Ended June 30,
                                               --------------------
                                    2001             2000           1999
                                    ----             ----           ----
     Net Production
     --------------
     Oil (Bbls)                    5,206            6,282          10,317
     Gas (MMcf)                      377              384             458

     Average Sales Prices
     --------------------
     Oil (per Bbl)                 $26.64           $22.58         $10.94
     Gas (per Mcf)                 $ 9.20           $ 2.94         $ 2.31

     Average Production Cost(1)
     --------------------------
     Per equivalent
       Bbl of oil                  $ 7.53           $ 4.90         $ 4.14

     Average Lifting Costs(2)
     ------------------------
     Per equivalent
       Bbl of oil                  $ 1.65           $ 1.44          $ 0.91

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Productive Wells and Acreage:

Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding
--------------------------------------------------------------------------------
Royalty Interests.
------------------

     Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth Aspen's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 2001:


                           Producing and Shut-In Wells
                           ---------------------------

                                      Gross                 Net(1)
                                      -----                 ----
        Prospect                 Oil       Gas       Oil      Gas
        --------                 ---       ---       ---      ---

        California:
        Arco 36X                 1         --        0.12     --
        Arco 46X                 1         --        0.12     --
        Armstrong 17-4           --        1         --       0.3600
        Brandt 16X               1         --        0.18     --
        Brandt 26X               1         --        0.1343   --
        Cygnus 1                 --        1         --       0.1190
        Cygnus 2                 --        1         --       0.05125
        Dragon 1                 --        1         --       0.2835
        Eastby 36-2              --        1         --       0.0777
        Elektra 1                --        1         --       0.0756
        Emigh 2-1                --        1         --       0.2355
        Emigh 3-1                --        1         --       0.2380
        Emigh 34-1               --        1         --       0.2355
        Emigh 34-2               --        1         --       0.2380
        Emigh 34-3               --        1         --       0.1190
        Emigh 35-1               --        1         --       0.2380
        Emigh 35-2               --        1         --       0.2755
        Emigh 35-3               --        1         --       0.1190
        Emigh 35-4               -         1         --       0.05125
        Emigh 35-5               --        1         --       0.2380
        Firestone 1-10           --        1         --       0.0385
        Gay Unit                 --        2         --       0.4200
        Gay Unit 12-1            --        1         --       0.1050
        Grey Wolf 1              --        1         --       0.1800
        Houghton 25-1            --        1         --       0.0777
        Johnson Unit             --        4         --       0.8400
        Sanborn 3-3              --        1         --       0.0080
        Zimmerman 1-24           --        1         --       0.2334


          TOTAL                   4       28         0.5543   4.8574
                                 ==       ==         ======   ======

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

                             Developed Acreage Table

                                         Aspen's Developed     Acres(1)
         Prospect                            Gross(2)           Net(3)
         --------                            ------             ----
         California:
                  Grey Wolf 1                   120               22
                  W Bellevue Ext Fld            160               25
                  Rosedale Field                 80               10
                  Sanborn 3-3                   615                5
                  Denverton Creek             1,676              265
                  Malton Black
                   Butte Field                2,023              321
                  Firestone 1-10                160                6
                  Zimmerman 1-24                195               46
                                             ------             ----

                           TOTAL              5,029              700
                                             ======             ====

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

Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2001:

                          Overriding Royalty Interests
                          ----------------------------

                                             Productive Wells     Gross
                                             ----------------     -----
         Prospect              Interest(%)     Oil      Gas       Acreage(1)
         --------              -----------     ---      ---       -------

         California:
          Cygnus 1             1.142816         --        1           80
          Emigh 3-1            1.260150         --        1          160
          Emigh 34-2           1.680150         --        1           60
          Emigh 34-3           1.090075         --        1           60
          Emigh 35-3           1.102165         --        1           80
          Emigh 35-5           1.680000         --        1           80
          Gay Unit             5.000000         --        1          585
          Gay Unit 12-1        2.500000         --        1           60
          Sanborn 3-3          0.101590         --        1          615

                                               ---      ---        -----

                           TOTAL                --        9        1,780
                                               ===      ===        =====

(1) Consists of acres spaced or assignable to productive wells.

Undeveloped Acreage:

Leasehold Interests Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2001:

                                      Undeveloped Acreage
                                      -------------------
                                     Gross             Net
                                     -----            -----

         California:
           Durst                       160              120
           Denverton Creek             909              175
           North Orland                237              237
           Sugarfield                   75               38
           Sour Grass                3,303            1,007
           Randall Island              639              639
           Rice Creek                  138              138
           W. Bellevue Extension
             Field                     520               30
                                     -----            -----

                        Sub Total    5,981            2,384

         Colorado:
           Coalbed Methane Prospect  2,074            2,074
                                     -----            -----

                        TOTAL        8,055            4,458
                                     =====            =====

Delivery Commitments:

     We are not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

Drilling Commitments:

     At June 30, 2001, we were committed to the following drilling and development projects in California:

                  Project                                   Aspen Cost
                  -------                                   ----------

                  Armstrong 17-4 Completion                  $108,000
                  Brandt 36X-27 Drilling                      108,000
                  Fistfull of Dollars Drilling                 55,000
                  Sour Grass Seismic                           75,000
                                                             --------

                  Total                                      $346,000
                                                             ========

Reserve Information - Oil and Gas Reserves:

Cecil Engineering, Inc evaluated our oil and gas reserves attributable to our properties at June 30, 2001.
     Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based in numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Estimated Proved Reserves/ Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2000 and 2001. See
Note 10 to the Consolidated Financial Statements and the above discussion.

Estimated Proved Reserves

       Proved Reserves                             Oil (Bbls)       Gas (Mcf)
       ---------------                             ----------      ----------

       Estimated quantity, June 30, 1999               17,000       1,851,000

         Revisions of previous estimates                3,000         (33,000)
         Discoveries                                    1,000         935,000
         Production                                    (6,000)       (380,000)
                                                   ----------      ----------

       Estimated quantity, June 30, 2000               15,000       2,373,000
                                                   ----------      ----------

         Revisions of previous estimates                1,000        (362,000)
         Discoveries                                    2,000         589,000
         Production                                    (5,000)       (377,000)
         Purchased reserves                                 0          20,000
                                                   ----------      ----------

       Estimated quantity, June 30, 2001               13,000       2,243,000
                                                   ==========      ==========

                       Developed and Undeveloped Reserves
                       ----------------------------------

                               Developed       Undeveloped        Total
                               ---------       -----------        -----
     Oil (Bbls)
           June 30, 2000         12,000             3,000          15,000
           June 30, 2001          9,000             4,000          13,000

     Gas (Mcf)
           June 30, 2000        749,000         1,624,000       2,373,000
           June 30, 2001        584,000         1,659,000       2,243,000

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 10 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended June 30, 2001.

     Title Examinations: Oil and Gas: As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties we own are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe that any of these burdens materially detract from the value of the properties or will materially interfere with our business.

     We have purchased producing properties on which no updated title opinion was prepared. In such cases, we have retained third party certified petroleum landmen to review title.



Office Facilities:

     Our principal office is located in Denver, Colorado. We also have offices located in Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2001 for a lease rate of $1,155 per month.

     Aspen also subleases from R.V. Bailey, its president, a portion of Mr.
Bailey's office in Castle Rock, Colorado on a month-to-month basis for $260 per month.

     We pay $683 per month for the Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease expires February 2, 2003.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 2001, or any subsequent period.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Market Information:

     Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ASPN". The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

     The OTCBB adopted new rules that result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. At June 30, 2000 and 2001, we believe that we were in full compliance with these rules.

                                   Quarter Ended
                                   Sept., 2000      Dec., 2000        March, 2001      June 30, 2001

Common Stock ("ASPN")
                         High      $.53125          $.9375            $1.4375          $2.50
                         Low       $.375            $.40625           $.6875           $1.25



                                   Quarter Ended
                                   Sept., 1999      Dec., 1999        March, 2000      June 30, 2000

Common Stock ("ASPN")
                         High      $.53125          $.375             $.59375          $.53125
                         Low       $.375            $.3125            $.3125           $.37


Holders:

     As of June 30, 2000 and 2001, there were approximately 1,344 and 1,319 holders of record of our Common Stock, respectively. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in `street name.'

                                       12

Dividends:

     We have never declared or paid a cash dividend on our Common Stock. We presently intend to retain our earnings to fund development and growth of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements.

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2001, or subsequently, and we have paid no cash dividends on its common stock since inception. There are no contractual restrictions on our ability to pay dividends to our shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATION
---------

Overview:

     Founded in 1980, Aspen Exploration Corporation is an oil and gas company, which participates in the oil and gas segment by acquiring interest in producing oil and gas properties, and participating in drilling operations.

     In fiscal 2000 through the formation of Aspen Power Systems, LLC, of which we own 25%, we expanded our business scope to include a goal of participating in the electric power segment.

Liquidity and Capital Resources:

     During prior years, we had to finance many of our oil and gas operations through short-term borrowings, which were paid back out of the funds generated from our operations. During fiscal 2001, we were able to finance all of our oil and gas operations from funds generated from operations and through farmout agreements and other forms of third party participation.

     For example, in order to provide interim financing, we withdrew $125,000 during 2000 against a split dollar life insurance plan, as well as interest payable of $30,430. Also, during October of 1997, we borrowed an additional $130,000 to finance our share of drilling an offset well on the Denverton Creek property from an affiliate. At June 30, 2001, the $155,430 insurance loan was paid in full and the balance due to the affiliate was also paid in full from cash made available by operations.

June 30, 2001 as compared to June 30, 2000

                                         June 30, 2001      June 30, 2000
                                         -------------      -------------
     Current Assets                        $3,303,463          $875,641
     Current Liabilities                   $1,480,947          $793,414
     Working Capital                       $1,822,516          $ 82,227
     Investments in Oil & Gas
     Properties/Drilling Activities        $1,370,905          $753,370

     Compared to fiscal 2000, there was a 22-fold increase in working capital. In light of recent successful drilling operations, the acquisition of producing properties and our continued improvement in oil and gas prices received, we believe that the increased revenues should continue to have a positive effect on our working capital and contribute significantly to our cash flow in the year ahead. However, for the three months ended September 30, 2001 the price we received for natural gas sold declined from an average of $9.60 per MMBTU during fiscal 2001, to approximately $2.70 per MMBTU. Oil averaged $26.64 per barrel during 2001 and was $23.10 for September 2001. Given the current downturn of our economy, we do not see any near term improvement of these prices. Our capital requirements can fluctuate over a twelve month period because our drilling activities are usually carried out during California's dry season (from late April until October) after which wet weather either precludes further activity or makes it cost prohibitive.

Investments in Oil and Gas Properties/Drilling Activities
---------------------------------------------------------

     We invested $753,000 and $1,371,905 in our oil and gas properties for the fiscal years ended June 30, 2000 and 2001. While we have not finalized drilling plans for fiscal 2002, we have committed to participate in the drilling of 3 wells through October 2001, with our share of drilling costs estimated to be approximately $271,000, and we anticipate additional drilling will occur in fiscal 2002. We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. We have eliminated our outstanding loans in fiscal 2001 but may be required to again seek outside funding to facilitate our fiscal 2003 drilling program.


Termination and Release of Agreement with Canadian Company
----------------------------------------------------------

     In March 1998, we negotiated an agreement with a privately-held Canadian company which provided for Aspen to receive certain cash payments from, and to be issued 2,000,000 shares of stock in, the Canadian company. In exchange, we conveyed all of our interest in two uranium projects in Wyoming to the Canadian company. On August 31, 2000, pursuant to a Termination Agreement and Release we released the Canadian company from any further obligations in exchange for the return of all of Aspen's geological data. These Canadian shares have no value and we did not receive any cash from the Canadian company.

Aspen Power Systems, LLC
------------------------

     During fiscal 1999 and 2000, we dedicated certain cash resources to APS to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Through June 30, 2000, we expended approximately $130,000 on this project, $45,657 of which was expensed in the twelve months ended June 30, 2000. During fiscal 2001, we advanced a further $20,000 to defray APS current operating costs which we have recorded as a receivable at June 30, 2001. The funding to APS came from our operating funds derived from oil and gas production. As discussed above, we did not assign a value to the $130,000 note receivable due from APS and do not anticipate any significant future requirements to fund further projects of APS.

Results of Operations:

     We continued to focus our operations on the production of oil and gas and the investigation for possible acquisition of producing oil and gas properties during the twelve months ended June 30, 2001.

June 30, 2001 as compared to June 30, 2000
------------------------------------------

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                           Year Ended
                                                            June 30,
                                                        -----------------
                                                         2001       2000
                                                        ------     ------

     Oil and Gas Revenues(a)                          $3,867,482  $1,424,278
     Oil and Gas Production Expenses                     122,114     100,221
     Depreciation, depletion and amortization            412,688     255,927
     Total operating expenses                            567,833     565,862
                                                      ----------  ----------
                                                       2,764,847     502,268
     Other income (expense)                               73,081      16,301
                                                      ----------  ----------
     Operating Income                                  2,837,928     518,569
     Income tax expense                                 (339,424)    (23,000)
                                                      ----------  ----------
     Net income                                        2,498,504  $  495,569
                                                      ==========  ==========

          (a) Oil and gas revenues includes income from management fees

Oil and Gas Revenues
--------------------

     For the twelve months ended June 30, 2001, oil and gas revenues increased $2,443,204, a 172% improvement. We believe the increase in oil and gas revenues is reflective of our increased emphasis on our California operations and the continued production from the Denverton Creek and Malton Black Butte fields. The major reason for improved oil and gas revenues was the increase in the price we received for our natural gas sold from December through May. The average price received during 2001 was $9.20 per MMBTU compared to $2.98 per MMBTU received during fiscal 2000. During fiscal 2001, we participated in the drilling of 10 wells, 6 of which were completed as successful gas wells and 3 were dry holes, with 1 pending further evaluation.

Oil and Gas Production Expenses
-------------------------------

     Oil and gas production expenses increased $21,893, a 22% increase. We believe the increase was due primarily to the addition of 6 producing gas wells drilled during the year, the perforating and recompleting uphole of several of the gas wells in the Denverton Creek field as well as putting several gas wells on compressor and increased water production from our Kern County oil wells.

     Depletion, depreciation and amortization increased $156,761, or 61% from $255,927 in fiscal 2000 to $412,688 in fiscal 2001. While the depletable assets in the full cost pool increased by approximately $1,355,000 in fiscal 2001, the proved, recoverable reserves of oil and gas decreased from BOE 411,000 (barrel of oil equivalent) in fiscal 2000 to BOE 387,000 in fiscal 2001, a 6% decrease. This decrease in recoverable reserves resulted in substantially the same percentage of depletion applied to the increased full cost pool and hence a larger depletion expense for fiscal 2001.

     Selling, general and administrative expenses increased $49,671 or 9.7% during fiscal 2001, due to higher insurance, audit and legal fees. These increases were offset somewhat by a reduction of $42,698 in salary expense due to reimbursement from APS. We continue our commitment to contain costs and increase cash flow wherever possible.

     As a result of our operations for the fiscal year ended June 30, 2001, we ended the year with a net income of $2,498,504 compared to a net income of $495,569 a year earlier. This increase of $2,002,935 reflected an increase of approximately $2,443,204 in oil and gas sales and related management fees from outside third parties. These increases are the direct result of successful drilling and production operations conducted in California as well as a significant increase in the price received per MMBTU for gas sold during the year. Interest and other income increased $56,780 or 348% from $16,301 in 2000 to $73,081 in 2001. The increase in interest and other income was due to excess working capital and prepaid drilling costs deposited in money market accounts. At June 30, 2001 we had approximately $2,636,000 in interest bearing accounts.

     During the twelve months ended June 30, 2001, the energy industry saw a substantial improvement in the price received for natural gas. Our oil price was $27.37 during July 2000 and $24.70 for June 2001, a 9% decrease. Increases in the price of natural gas were evident with gas prices increasing from $4.28 in July 2000 to $9.30 at the end of June 2001, a 117% increase.

Factors that may Affect Future Operating Results
------------------------------------------------

     In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. As noted elsewhere herein, the future conduct of Aspen's business, non-oil and gas exploration activities, participation in APS stock ownership, and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that Aspen will be able to conduct its operations as contemplated herein. These risks include, but are not limited to:

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

     (4) Not encountering adequate resources despite expending large sums of money.

     (5) Test results and reserve estimates may not be accurate, notwithstanding best effort precautions.

     (6) The possibility that the estimates on which we are relying are inaccurate and that unknown or unexpected future events may occur that will tend to reduce or increase our ability to operate successfully, if at all.

     (7) Our ability to participate in these projects may be dependent on the availability of adequate financing from third parties which may not be available on commercially-reasonable terms, if at all.

     (8) Although we currently do not have active operations in the mining segment, mining exploration and mining have inherent risks including the environment, low prices for commodities, competition from better financed companies and the risk of failure in either exploration or mining. There is no assurance we will be able to compete successfully in the exploration and mining business should that course of action be undertaken.

     (9) We currently do not have active operations in the power generation business. Risks involved in power generation include permitting, availability of fuel and power lines on an economical basis, a market for the product, availability of equipment, and competition from other better financed companies. There is no assurance we will be able to compete successfully in the power generation business should an opportunity be found.

     (10) Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of the date of this Form 10-KSB, approximately 2,121,744 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The information required by this item begins on page 26 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

Identification of Directors and Executive Officers:

     The following table sets forth the names and ages of all the Directors and Executive Officers of Aspen, and the positions held by each such person. As described below, the Board of Directors is divided into three classes which, under Delaware law, must be as nearly equal in number as possible. The members of each class are elected for three-year terms at each successive meeting of stockholders serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors. We have held no annual meetings since February 25, 1994. Therefore the terms of each class of director expires at the next annual meeting of stockholders.

Name                  Age    Position                     Class   Director Since
----                  ---    --------                     -----   --------------
R. V. Bailey          69     President, Chief Executive     I         1980
                             Officer, Chief Financial
                             Officer, Treasurer and
                             Director

Robert F. Sheldon     78     Director                       II        1981

Robert A. Cohan       45     President, West Coast          III       1998
                             Division, Secretary, and
                             Director


     Each of the directors will be up for reelection at the next annual meeting of stockholders and until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We do not expect to hold an annual meeting during fiscal 2002.

     Each officer is appointed annually and serves at the discretion of the Board of Directors until his successor is duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position. None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934.

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 40 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception.

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 22 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President (now President), West Coast Division, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

Meetings of the Board and Committees:

     The Board of directors held six formal meetings during the fiscal year ended June 30, 2001. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent four times during fiscal 2000 and six times subsequently through June 30, 2001.

Identification of Significant Employees:

     There are no significant employees who are not also directors or executive officers as described above. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.



Family Relationships:

     As of June 30, 2001, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Legal Proceedings:

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files.
Based solely on our review of the copies of the reports it received from persons required to file, we believe that during the period from July 1, 1995 through September 28, 2001, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with. However, there were two untimely-filed filings (Form 4) for two officers, R. V. Bailey and Ray K. Davis.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------
     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the three years ended June 30, 1999, 2000, and 2001. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any subsidiary.

---------------------------- ------------------------------- ---------------------------------------
                   Annual compensation                              Long-term Compensation
                                                                             Awards
---------------------------- ------------------------------- ---------------------------------------
                                                                       Awards            Payout
------------------------------------------------------------ --------------------------- -----------
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------
                                                                            Securities
                                                                 ($)        Underlying                  All Other
     Name and       Fiscal      ($)        ($)       ($)      Restricted     Options &      LTIP       Compensation
Principal Position   Year      Salary     Bonus     Other       Awards        SARs (#)     Payout          (a)
                                                     (a)
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------
R. V. Bailey,        1999     100,000       0        9,331        0             0            0            19,007
President and CEO    2000     100,000       0       12,613        0             0            0            11,828
                     2001     100,000       0         0           0             0            0            12,663
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------
R. A. Cohan          1999       91,042      0         0           0             0            0             9,069
President,           2000       96,041      0       11,525        0             0            0              0
West Coast           2001     101,250       0         0           0             0            0              0
Division
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------
------------------- -------- ----------- --------- --------- ------------ -------------- ----------- -----------------

(a) We have an "Amended Royalty and Working Interest Plan" by which we, in our discretion, are able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects.

     We have a medical insurance plan for our employees and those of its subsidiaries, and a life insurance plan for our president and chief executive officer, R. V. Bailey. This life insurance plan includes the split-dollar insurance plan for the benefit of Mr. Bailey, which is described in Note 2 to the financial statements.

     Additional compensation of $-0- and $612 has been recognized as reimbursement to the president for income taxes for the years ended June 30, 2001 and 2000. Mr. Bailey's taxable amount was $-0- and $2,188 for fiscal 2001 and 2000, equal to the "economic benefit" attributed to the president as defined by the Internal Revenue Code. The Company paid no premiums during fiscal 2001 and 2000.

                                       18



     We adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 2001, we contributed $-0- to the plan. At June 30, 2000, we paid $27,981 to the plan. When amounts are contributed to Mr. Bailey's and Mr.
Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

     We have furnished a vehicle to Mr. Bailey, and the compensation allocable to this vehicle, plus amounts paid for various travel and entertainment paid on behalf of Mr. Bailey and Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Aspen also purchased a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes;
therefore, no vehicle costs were charged to Mr. Cohan.

     We have agreed to reimburse its officers and directors for out-of-pocket costs and expenses incurred on behalf of Aspen.

     During fiscal 2001, we assigned to employees royalties, which accumulated during the fiscal year ended June 30, 2001, on certain wells drilled during the year. The value assigned to these overrides is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to our employees were as follows:

                             R. V.            R. A.             J. L.
                             Bailey           Cohan             Shelton
                             ------           -----             -------

     Armstrong 17-4          1.260000%        1.260000%         0.480000%
     Cygnus 2                0.345961%        0.345961%         0.131795%
     Pale Rider 3-26         0.508032%        0.508032%         0.193536%


Stock Options and Stock Appreciation Rights Granted during the Last Fiscal Year:

     No options or SARs were granted to executive officers during the fiscal year ended June 30, 2001. There was no exercise of options or SARs during the fiscal year ended June 30, 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values:

     Two of our officers exercised stock options during the fiscal year ended
June 30, 2001:

     The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on June 30, 2001.

                                                               Number of securities
                                                              underlying unexercised          Value of unexercised
                                   Shares                          options/SARs            in-the-money options/SARs
                                 acquired on   Value             at June 30, 2001               at June 30, 2001
Name and Principal Position      exercise (#)  realized      Exercisable/Unexercisable     Exercisable/Unexercisable
---------------------------      ------------  --------      -------------------------     -------------------------
R. V. Bailey
   President & CEO.........        200,000     $52,000                 0 / 0                        $  -0-

Robert A. Cohan
   President -
   West Coast Division.....        200,000     $52,000                 0 / 0                        $  -0-

Robert F. Sheldon
Director...................          0            0                 80,000 / 0                      $20,800

Long Term Incentive Plans/Awards in Last Fiscal Year:

     We do not have a long-term incentive plan nor have we made any awards during the fiscal year ended June 30, 2001

                                       19

Employment contracts and termination of employment and change in control arrangements:

     Mr. Bailey: We currently have no employment agreement with Mr. Bailey. In January 1983, we entered into a Stock Purchase Agreement with Mr. Bailey whereby Mr. Bailey granted Aspen an option to purchase up to 75% of our common stock owned by him at his death. This agreement was replaced by a Stock Purchase Agreement dated June 4, 1993. The 1993 agreement requires that we apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death, and Mr. Bailey's estate is obligated to sell such shares to Aspen. The purchase price of the shares acquired under the 1993 agreement shall be the fair market value of the shares on the date of death. Both Aspen and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTCBB, or as reported by any exchange. The 1993 agreement further requires us to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purposes of this agreement.

     Mr. Cohan: On April 16, 1998, we entered into an employment agreement with Robert A. Cohan, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. We have renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. (See Item 10 (g) below.) On August 1, 2001 Mr. Cohan's salary was increased to $125,000 per year.

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

     See also Item 12(a) Transactions with Management and Others.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth as of September 24, 2001 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

                                     Beneficial Ownership
                                     --------------------
Beneficial Owner                       Number of Shares         Percent of Total
----------------                       ----------------         ----------------

R. V. Bailey                             1,294,403(i)                 22.27%

Robert A. Cohan                            540,619(ii)                 9.30%

Robert F. Sheldon                          163,160(iii)                2.81%

All Officers and Directors as a Group    1,998,182                    34.38%
(3 persons)


The address for all of the above directors and executives officers is:

2050 S. Oneida St., Suite 208, Denver, CO 80224

     (i) This number includes 970,952 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of R. V. Bailey are subject to an obligation of Aspen to purchase up to 75% of the common shares of Aspen owned by Bailey at the time of his death. This obligation expires 120 days from the date of Bailey's death. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange and stock options to purchase 200,000 shares of restricted common stock that were exercised on June 11, 2001. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

     (ii) This number includes 300,000 shares of common stock granted and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account. During May 2001 Mr. Cohan sold 15,000 shares of Aspen common stock at $2.46 per share, 8,000 shares at $2.15 per share and 7,000 shares at $2.04 per share; and during June 2001 Mr. Cohan sold 5,000 shares at $2.06 per share; 2,500 shares at $2.08 per share; and 12,500 shares at $2.06 per share, for a combined total sales of 50,000 shares of common stock.

     (iii) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997 and stock options granted for 80,000 shares of common stock on November 1, 1997.

     Except with respect to Aspen's option to purchase Mr. Bailey's shares upon his death, and the employment agreement between Aspen and R. V. Bailey, we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Aspen.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The following sets out information regarding transactions between officers, directors and significant shareholders of Aspen during the most recent two fiscal years and during the subsequent fiscal year.

Working Interest Participation:

     Some of the directors and officers of Aspen are engaged in various aspects of oil and gas and mineral exploration and development for their own account. Aspen has no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between Aspen and its officers and directors. We plan to enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), but must be approved by a majority of the disinterested directors of our Board of Directors.

     R. V. Bailey, president and director of Aspen, Robert A. Cohan, vice president and director of Aspen, and Ray K. Davis, consultant to Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2001, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                  GROSS WELLS                  NET WELLS
                                OIL         GAS             OIL          GAS
                                ---         ---             ---          ---
      Aspen Exploration          4           27            .55           2.57
      R. V. Bailey               4           14            .06            .23
      R. A. Cohan                1           14            .01            .23
      R. K. Davis                4           26            .24            .55
      J. L. Shelton              -            1             -             .01

Amended Royalty and Working Interest Plan:

     The allocations for royalty under Aspen's "Royalty and Working Interest Plan" for employees are based on a determination of whether there is any "room" for royalties in a particular transaction. In some specific cases an oil or gas property or project is sufficiently burdened with existing royalties so that no additional royalty burden can be allocated to our employees for that property or project. In other situations a determination may be made that there are royalty interests available for assignment to our employees. The determination of whether royalty interests are available and how much to assign to employees (usually less than 3%) is made on a case by case basis by Robert A. Cohan, vice president, and R. V. Bailey, president, both of whom may benefit from royalty interests assigned. Within approximately the past two fiscal years, assignments to Mr. Cohan and Mr. Bailey have been on an equal basis, while Ms. Judy Shelton, the corporate office manager, was assigned a lesser amount. A discussion of specific royalties assigned is included in Item 10 "Executive Compensation" above.

Aspen Power Systems, LLC:

     In order to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines, our management established an 85% owned subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability company. On March 1, 2000 our interest in APS was reduced to 25%. The transaction is more fully described in Item 1 "Aspen Power Systems, LLC".

     APS organized Solano Power, LLC on December 27, 1999 for the purpose of carrying out The Solano Project. Solano Power plans to find a joint venture partner to develop a 50 MW natural gas powered electric generation plant in Solano County, California. We own a 25% interest in Solano Power, the managers; Larry Baccari, R. V. Bailey and Ray K. Davis each contributed $5,000 to fund Solano operations and own a 25% interest each in the project. The managers are seeking an industry partner in order to financially assist Solano Power to build and operate the plant. At June 30, 2000 APS had expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R.
V. Bailey and Ray K. Davis of $31,050 and $7,462, respectively. At June 30, 2001 Solano had no outstanding obligations and was inactive for most of the year. APS has assumed the responsibilities of finding partners to fund the power plant. At June 30, 2001 Solano transferred its operations to Aspen Power Systems and APS has assumed the responsibility for pursuing this project.

     On September 17, 2001, we were advised by the State of California that our 25% owned project in Solano County, California has not been selected by the California Power Commission for further negotiations. We are now reviewing other possible options with regard to the future, if any, of this project.

Aspen Borrowings:

     During fiscal 2000 Aspen borrowed an additional $125,000 against the cash surrender value of the policy and that amount plus accrued interest of $30,430 at 6% per annum was outstanding at June 30, 2000. On October 5, 2000, these amounts were repaid in full.

     We borrowed $130,000 from Ray K. Davis on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bears interest of 11.2% and was paid in full during August 2000.

Other Arrangements:

     In addition, during the fiscal year 2001 Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Our president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of less than $5,000 for the fiscal years ended June 30, 2001 and 2000, respectively. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2001 and 2000, Aspen provided one vehicle each to Aspen's president and to an officer/director.

     We also have entered into an employment agreement and a Stock Purchase Agreement with its president, as discussed in "Item 10 - Employee Compensation" and "Item 11 - Security Ownership."

     We sublease a portion of our president's office in Castle Rock, Colorado on a month to month basis for a monthly fee of $260.

Certain Business Relationships:

     None.

(1)-(5) Indebtedness of Management:

     None.

Transactions with Promoters:

     Not applicable.

Compensation Agreements:

     Please refer to the prior section, Item 10. Executive Compensation, describing the employment agreements between the Company and Messrs. Bailey and Cohan.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

Exhibits Pursuant to Item 601 of Regulation S-B:

  Exhibit No.                           Title
  -----------  ----------------------------------------------------------------
     3.01      Certificate of Incorporation (1)

     3.02      Registrant's Bylaws. (1)

     3.03      Bylaws - Subsidiary (1)

     4.01      Specimen Common Stock Certificate. (1)

    10.01      Royalty and Working Interest Plan (1)

    10.08 Stock Purchase Agreement between Aspen Exploration Corporation and R.V. Bailey dated January, 1983 (7)

    10.11 Employment Agreement between Aspen Exploration Corporation and R.V. Bailey dated November 8, 1991 (8)

    10.13      Split-Dollar Life Insurance Plan for R.V. Bailey (8)

    10.15 Stock Purchase Agreement between Aspen Exploration Corporation and R.V. Bailey dated June, 1993 (9)

    10.16 February 1997 Agreement between the Registrant, Electrochemical Plant and AO Techsnabexport, Co., Ltd. (1)

    22.1       Subsidiaries of Aspen Exploration Corporation
                 Aspen Gold Mining Company, a Colorado corporation
                 Aspen Power Systems, LLC, a Colorado limited liability company


1    Incorporated by reference from Commission File No. 2-69324.

7 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

8 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

9 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).


Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the fiscal year ending June 30, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     September 24, 2001

                                           ASPEN EXPLORATION CORPORATION,
                                           a Delaware Corporation


                                           By:  /s/  R. V. Bailey
                                             ---------------------------------
                                                     R. V. Bailey
                                                     President, Chief Executive
                                                     Officer,  Chief  Financial
                                                     Officer and Chairman of
                                                     the Board


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Date                  Name and Title                Signature

September 24, 2001           R. V. Bailey                /s/ R. V. Bailey
                             Chief Executive Officer,    ----------------------
                             Chief Financial Officer
                             Chairman of the Board
                             Director


September 24, 2001           Robert F. Sheldon           /s/  Robert F. Sheldon
                             Director                    ----------------------



September 24, 2001           Robert A. Cohan             /s/  Robert A. Cohan
                             Director                    ----------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors'Report.........................................26

Financial Statements as of June 30, 2001 and June 30, 2000:

Consolidated Balance Sheets...................................................27

Consolidated Statements of Operations.........................................29

Consolidated Statement of Stockholders' Equity................................30

Consolidated Statements of Cash Flows.........................................31

Notes to Consolidated Financial Statements....................................32

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiary as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2001 and 2000, and the results of their consolidated operations and cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.




                                            GORDON, HUGHES & BANKS, LLP

Englewood, Colorado
August 28,2001



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                          June 30
                                                                    2001           2000
                                                                -----------    -----------

Current Assets:

  Cash and cash equivalents, including $2,636,342 and
  $417,443 of invested cash in 2001 & 2000, respectively
  (Note 1) ..................................................   $ 2,695,583    $   507,382

  Precious metals (Note 1) ..................................        18,823         18,823

  Accounts & trade receivables ..............................       554,159        340,177

  Accounts receivable - related party (Note 1) ..............        20,000           --

  Prepaid expenses ..........................................        14,898          9,259
                                                                -----------    -----------

  Total current assets ......................................     3,303,463        875,641
                                                                -----------    -----------

Investment in oil & gas properties, at cost (full cost method
    of accounting) (Note 10) ................................     4,297,306      2,942,712

    Less accumulated depletion and valuation allowance ......    (1,921,413)    (1,520,589)
                                                                -----------    -----------

                                                                  2,375,893      1,422,123
                                                                -----------    -----------

Property and equipment, at cost:

  Furniture, fixtures & vehicles ............................       104,368        201,654

    Less accumulated depreciation ...........................    (   28,133)      (128,689)
                                                                -----------    -----------

                                                                     76,235         72,965
                                                                -----------    -----------

Cash surrender value, life insurance (Note 2) ...............       239,095        239,095
                                                                -----------    -----------

Total assets ................................................   $ 5,994,686    $ 2,609,824
                                                                ===========    ===========

                                    (Statement Continues)
                        See Summary of Accounting Policies and Notes
                            to Consolidated Financial Statements

                                             27



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     June 30,

                                                               2000           2001
                                                           -----------    -----------

Current liabilities:
  Accounts payable and accrued expenses ................   $ 1,036,715    $   363,955

  Advances from joint interest owners ..................       444,232        169,713

  Income tax payable (Note 6) ..........................           -0-         23,000

  Notes payable - current (Note 4) .....................           -0-        236,746
                                                           -----------    -----------

  Total current liabilities ............................     1,480,947        793,414
                                                           -----------    -----------

Deferred income tax payable - long term (Note 6) .......       179,200            -0-
                                                           -----------    -----------

  Total liabilities ....................................     1,660,147        793,414
                                                           -----------    -----------

Stockholders' equity:
    (Notes 1 and 5):
    Common stock, $.005 par value:
    Authorized:  50,000,000 shares
    Issued and outstanding:  At June 30, 2001: 5,812,205
    and June 30, 2000: 5,345,938 .......................        29,060         26,729

  Capital in excess of par value .......................     6,015,279      6,017,610

  Accumulated deficit ..................................    (1,692,592)    (4,191,096)

  Deferred  compensation ...............................       (17,208)       (36,833)
                                                           -----------    -----------

  Total stockholders' equity ...........................     4,334,539      1,816,410
                                                           -----------    -----------

Total liabilities and stockholders' equity .............   $ 5,994,686    $ 2,609,824
                                                           ===========    ===========


                     See Summary of Accounting Policies and Notes
                         to Consolidated Financial Statements

                                       28

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended June 30,
                                                       -------------------
                                                       2001           2000
                                                   -----------    -----------


Revenues:

  Oil and gas (Note 10) ........................   $ 3,610,508    $ 1,270,825

  Management fees (Note 10) ....................       256,974        153,453

  Interest and other  income ...................        73,081         16,301
                                                   -----------    -----------

                                                     3,940,563      1,440,579
                                                   -----------    -----------

Costs and expenses:

  Oil and gas production .......................       122,114        100,221

  Aspen Power Systems expense (Note 15) ........           -0-         45,657

  Depreciation, depletion and amortization .....       412,688        255,927

  Interest expense .............................         7,949          9,992

  Selling, general and  administrative .........       559,884        510,213
                                                   -----------    -----------
                                                     1,102,635        922,010
                                                   -----------    -----------

Net income before taxes ........................   $ 2,837,928    $   518,569

Provision for income taxes .....................      (339,424)       (23,000)
                                                   -----------    -----------

Net income .....................................   $ 2,498,504    $   495,569
                                                   ===========    ===========

Basic earnings per common share ................   $       .46    $       .09
                                                   ===========    ===========

Diluted earnings per common share ..............   $       .45    $       .09
                                                   ===========    ===========

Basic weighted average number of common shares
outstanding ....................................     5,454,441      5,207,264
                                                   ===========    ===========

Diluted weighted average number of common shares
outstanding ....................................     5,551,011      5,443,489
                                                   ===========    ===========


                  See Summary of Accounting Policies and Notes
                      to Consolidated Financial Statements



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                           Common Stock (par $.005)
                                                           ------------------------               Retained     Deferred     Total
                                            Shares outstanding        Par Value        APIC       Earnings   Compensation   Equity
                                            ------------------        ---------        ----       --------   ------------   ------

Balances, June 30, 1999                          5,191,322             $25,956      $5,951,602  $(4,686,665)   (28,000)  $1,262,893

Options granted to consultant                         --                  --            18,000         --      (18,000)        --

Options exercised by Director                       80,000                 400          20,400         --         --         20,800

Stock contributed to employee 401(k) plan           74,616                 373          27,608         --         --         27,981

Amortization of deferred compensation                 --                  --              --           --        9,167        9,167

Net income                                            --                  --              --         495,569      --        495,569
                                            ---------------------------------------------------------------------------------------

Balance, June 30, 2000                           5,345,538              26,729       6,017,610    (4,191,096)  (36,833)   1,816,410

Amortization of deferred compensation                 --                  --              --            --      19,625       19,625

Options exercised by consultant, net                78,125                 390            (390)         --        --           --

Options exercised by employee, net                  78,125                 390            (390)         --        --           --

Options exercised by directors, net                310,017               1,551          (1,551)         --        --           --

Net income                                            --                  --              --       2,498,504      --      2,498,504
                                            ---------------------------------------------------------------------------------------

Balance, June 30, 2001                            5,812,205            $29,060      $6,015,279   $(1,692,592) $(17,208)  $4,334,539
                                            =======================================================================================


                                           See Summary of Accounting Policies and Notes
                                              to Consolidated Financial Statements

                                                                30



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended June 30,
                                                                           2001         2000
                                                                           ----         ----

Cash flows from operating activities:

  Net income............................................................$2,498,504   $   495,569

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

       Stock contributed to 401(k) plan ..............................        --           27,981
       Amortization of deferred compensation .........................      19,625          9,167
       Depreciation, depletion, amortization and
          valuation allowance ........................................     412,688        255,927
       Loss - sale of assets .........................................         800           --
  Changes in assets and liabilities:
       Decrease in accounts receivable, and prepaid expenses .........    (239,622)      (230,753)
       Increase in accounts payable and accrued expenses .............     924,279        273,933
       Increase in deferred income taxes payable .....................     179,200           --
                                                                       -----------    -----------

Net cash provided by operating activities ............................   3,795,474        831,824

Cash flows from investing activities:

  Prospect fees ......................................................        --          109,072
  Additions to oil and gas properties ................................  (1,370,905)      (753,370)
  Office equipment and vehicles purchased ............................     (21,133)       (40,442)
  Sale of oil and gas equipment ......................................      21,511          5,152
                                                                       -----------    -----------

Net cash used by investing activities ................................   1,370,527)      (679,588)

Cash flows from financing activities:

  Notes payable-proceeds .............................................        --          125,000
  Notes payable-repayments ...........................................    (236,746)      (126,257)
  Sale of common stock ...............................................        --           20,800
                                                                       -----------    -----------

Net cash provided (used) by financing activities .....................    (236,746)        19,543
                                                                       -----------    -----------

Net increase in cash and cash equivalents ............................   2,188,201        171,779

Cash and cash equivalents, beginning of year .........................     507,382        335,603
                                                                       -----------    -----------


Cash and cash equivalents, end of year ............................... $ 2,695,583    $   507,382
                                                                       ===========    ===========


Interest paid ........................................................ $     7,949    $     9,992
                                                                       ===========    ===========

Income taxes paid .................................................... $   165,000    $      --
                                                                       ===========    ===========

Non-cash investing and financing activities:

  Trade - in of vehicle .............................................. $    13,322    $      --
                                                                       ===========    ===========

   Exercise of stock options ......................................... $     2,331    $      --
                                                                       ===========    ===========


                           See Summary of Accounting Policies and Notes
                               to Consolidated Financial Statements


                                                31

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business
         ------------------

         We were incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224. Our telephone number is (303) 639-9860, and our facsimile number is 303-639-9863. We are currently engaged primarily in the exploration and development of oil and gas properties in California, although we have a significant amount of geologic data regarding uranium prospects in Wyoming and precious mineral prospects in Alaska. We also have a 25% interest in Aspen Power Systems, LLC, a company we incorporated to investigate, finance, and construct electrical power generation projects.

         Oil and Gas Exploration and Development. Our major emphasis has been our participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. We engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of our management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, we have identified and will continue to identify prospects that we believe are suitable for drilling and acquisition. Currently, our primary area of interest is in the state of California. We have acquired a number of interests in oil and gas properties in California, as described below in more detail. In addition, we also act as operator for a number of our producing wells and receive management revenues for these services.

         Mineral Exploration and Development. During fiscal 1997 and 1998, we also focused our attention on uranium deposits in sandstone in Wyoming. However, the market for uranium projects did not develop as we had anticipated, and we made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. In March 1998, we transferred our interest in two uranium projects in Wyoming to a privately-held Canadian company which issued its capital stock and made cash payments to Aspen. The Canadian company returned the projects and all geologic data to us in August 31, 2000, and we released the unaffiliated company from any further obligations.

         We have curtailed, for the time being, exploration for precious metals in Alaska and for uranium in Wyoming. We believe that pursuing activities in the mineral segment would not be beneficial to Aspen at the present time.

         Power Generation. In 1999, we formed a subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability company to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines. Our objectives for APS were to seek opportunities or situations where our analysis indicated that a gas turbine generation plant could be constructed and operate profitably. Any plant construction will require a significant amount of capital for property acquisition, permitting, engineering and design, and construction. Neither Aspen nor the other owners of APS will be able to provide this required capital. Consequently, any such activities will likely require the availability of funds from third parties, and we cannot offer any assurance that such funding will be available when needed on commercially-reasonable terms.

         During 2000 we restructured our ownership in APS and reduced our financial commitment. We are continuing to provide certain administrative services to APS. Aspen continues to pay the salary of its president, R.V. Bailey when he is working on matters for APS.

         During the fiscal year ended June 30, 2001 APS reimbursed us $42,700, at the rate of $75 per hour for time spent by our president on APS matters. At June 30, 2001 APS still owed us $7,100 for unpaid chargeable time of our president.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         APS is currently being managed by Larry Baccari of Sheridan, Wyoming, an electrical engineer with experience in constructing turbine power plants. The board of directors of APS consists of Mr. Baccari, R. V. Bailey, President of Aspen Exploration, and Ray K. Davis, accounting consultant to Aspen Exploration. Initially, Aspen owned an 85% interest in APS. On March 1, 2000 by resolution of the board of directors, we:

                  |X| reduced our interest in APS from 85% to 25% (by transferring 60% of our interest to R. V. Bailey, Ray
                           K. Davis, and Larry Baccari, in exchange for $15,000 each which was contributed to the working capital of
                           APS), and

                  |X| accepted a promissory note from APS in the amount of $130,000 with interest at 8% per annum that reimbursed Aspen for its direct costs for APS.

         As a result, the ownership of APS is now 25% each for and Messrs. Bailey, Baccari and Davis. We account for our 25% interest in APS using the equity method of accounting. As of December 31, 2001 (APS's most current reporting period), we recorded net ordinary income of $6,300 from APS. During fiscal 2001, we advanced an additional $20,000 to APS. As of this writing, APS has not repaid that amount.

         On December 1, 2000 APS entered into an agreement with a major independent power producer. Under the agreement APS will be paid certain success fees if the power producer goes forward with the development of electric power generation facilities within a defined area in Solano County, California. To date, APS has received $246,000 in fees and reimbursed expenses.


         A summary of our Company's significant accounting policies follows:

         Consolidated Financial Statements
         ---------------------------------

         The consolidated financial statements include our Company and its wholly-owned subsidiary, Aspen Gold Mining Company. Significant intercompany accounts and transactions, if any, have been eliminated. The subsidiary is currently inactive.

         The equity method has been used to account for our Company's 25% interest Aspen Power Systems, LLC formed in February 1999. Using the equity method, an investment in a company is recorded at acquisition cost which is subsequently adjusted for the Company's share of dividends, earnings, or losses.

         Statement of Cash Flows
         -----------------------

         For statement of cash flows purposes, we consider short-term investments with original maturities of three months or less to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

         Management's Use of Estimates
         -----------------------------

         Generally accepted accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses. Actual results could differ from those estimates.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which we carry catastrophe insurance. At this time, we know of no substantial costs from environmental accidents or events for which we may be currently liable. In addition, our oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

         Impairment of Long-lived Assets
         -------------------------------

         Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and their eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value or discounted cash flows.

         Financial Instruments
         ---------------------

         The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of our debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

         Precious Metals and Revenues
         ----------------------------

         Precious metals inventories are valued at the lower of cost (specific identification method) or market. There is no allowance for unrealized losses against inventories due to market decline at June 30, 2001. There were no sales of gold from inventory for the years ended June 30, 2001 and 2000.

         Oil and Gas Properties
         ----------------------

         We follow the "full-cost" method of accounting for our oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, including internal costs that can be directly identified with those activities, are capitalized within one cost center. No gains or losses are recognized on the receipt of prospect fees or on the sale or abandonment of oil and gas properties, unless the disposition of significant reserves is involved.

         Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by us and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on our oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of our oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2001 and 2000. Depletion and amortization expense was $400,824 and $240,284 for the years ended June 30, 2001 and 2000, respectively.

         Property and Equipment
         ----------------------

         Depreciation and amortization of our property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives,

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $11,864 and $15,643 for the years ended June 30, 2001 and 2000, respectively.

         Undeveloped Mining Properties
         -----------------------------

         We capitalize all costs associated with acquiring properties and developing proved mineral properties, including certain internal costs which specifically relate to each mining property area ("cost center"). Our capitalized costs are deferred until the area of interest to which they relate is put into operation, sold, abandoned or impaired. Our pro rata share of advance mineral royalties, bonuses and other cash payments received by us from joint ventures or other exploration participants reduce the amount of our cost center as a recovery of capitalized costs. The excess of our pro rata share of advance mineral royalties, bonuses and other cash payments received by us from joint ventures or other exploration participants over capitalized costs in a specific cost center are recognized as revenue in the period received. All exploration costs and gains or losses on the sale or abandonment of our mining properties are charged to current operations.

         Deferred Compensation Costs
         ---------------------------

         We record the fair value of stock bonuses to employees as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 2001 and 2000, we expensed $19,625 and $9,167, respectively, in stock bonuses.

         Allowance for Bad Debts
         -----------------------

         We consider accounts receivable to be fully collectible as recorded as of June 30, 2001 and 2000; accordingly, no allowance for doubtful accounts is required.

         Revenue Recognition
         -------------------

         Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

         Management fees from outside parties are recognized at the time the services are rendered.

         Earnings Per Share
         ------------------

         We follow Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the years ended June 30, 2001 and 2000:

                                                                2001                                   2000
                                                                           Per                                     Per
                                                   Net                     Share            Net                    Share
                                                   Income      Shares      Amount           Income      Shares      Amount
                                                   ------      ------      ------           ------      ------      ------
              Basic earnings per share:

                Net income and
                share amounts                    $2,498,504   5,454,441     $ .46          $495,569    5,207,204    $ .09

                Dilutive securities
                 stock options                                  180,000                                  680,000

                Repurchased shares                              (83,430)                                (443,775)
                                                 -------------------------------------------------------------------------

              Diluted earnings per share:

                Net income and assumed
                share conversion                 $2,498,504   5,551,011     $ .45          $495,569    5,443,489    $ .09
                                                 ==========   =========     =====         =========    =========    =====



         Segment Reporting
         -----------------

         We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and
         Related Information" ("SFAS No. 131"), which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         New Accounting Pronouncements
         -----------------------------

         Business Combinations
         ---------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB
         Statement No. 141, Business Combinations ("SFAS 141"), and No. 142,
         Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         Goodwill and Other Intangible Assets
         ------------------------------------

         SFAS 142 requires, among other things, the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.
         In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized

                                       36

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.


         Income Taxes
         ------------

         We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

         Stock Award and Stock Option Plans
         ----------------------------------

         We grant common stock and stock options to employees and non-employees and apply Accounting Principles Board (APB) Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock award and stock option plans for employees and directors.

         Following the guidance of APB 25, compensation cost has been recognized for stock options issued to employees and directors as the excess of the market price of the underlying common stock on the date of the grant over the exercise price of the Company's stock options on the date of the grant.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires us to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, we estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

         In certain circumstances, we issue common stock for invoiced services, to pay creditors and in other similar situations. In accordance with SFAS No. 123, payments in equity instruments to non-employees for goods or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

Note 2   EMPLOYEE BENEFIT PLANS

         Defined Contribution Plan
         -------------------------

         We have a 401(k) defined contribution plan that covers all employees. Under the amended terms of the plan, an employee is eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year and having attained age 21. Participants may contribute up to a maximum of 11.75% of their pre-tax earnings (not to exceed $10,500) to the plan. Under the plan, we may make discretionary contributions to the plan. We made a plan contribution for fiscal 2001 of $-0- and $27,981 for fiscal 2000.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Split Dollar Life Insurance Plan
         --------------------------------

         As part of the President's employment agreement, we purchased a split dollar life insurance policy for the President's benefit. We paid annual premiums of $360,000 on behalf of the President, of which a portion ("split") constituted compensation for the President. At each anniversary we pay the President an amount as a bonus to reimburse the President for personal income tax on his split. Additional compensation of $-0- and $612 has been recognized as reimbursement to the President for income taxes for the years ended June 30, 2001 and 2000. The President's taxable amount was $-0- and $2,188 for fiscal 2001 and 2000, equal to the "economic benefit" attributed to the President as defined by the Internal Revenue Code. We paid no premiums during fiscal 2001 and 2000.

         In the event of termination of the plan, we would receive the lesser of the policy cash surrender value, or the accumulated Corporate Premium Payments (split). The President would receive the excess of the total policy cash surrender value over the corporate cash surrender value, if any. In the event of premature death of the President, we would receive an amount equal to the accumulated corporate premium payments and the President's named beneficiary would receive the proceeds of the death benefit.

         As of June 30, 2001 and June 30, 2000, our accumulated cash surrender value was $239,095, which has been included as an asset on our balance sheet. During 2000, we borrowed $125,000 against the cash surrender value of the policy and that amount plus capitalized and accrued interest of $30,430 and $3,084, respectively, was outstanding at June 30, 2000. That amount was paid in full on October 5, 2000. The death benefit payable to the named beneficiary as of June 30, 2001 and 2000 is approximately $760,000.

         Medical Benefit Plan
         --------------------

         For the fiscal years ended June 30, 2001 and 2000, we had a policy of reimbursing employees for medical expenses incurred but not covered by our paid medical insurance plan. Expenses reimbursed for fiscal 2001 and fiscal 2000 were $14,751 and $13,621, respectively.


Note 3   MAJOR CUSTOMERS

         We derived in excess of 10% of our revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                             The Company
                                            -------------
                                              A        B        C
                                            -----    -----    -----
         Year ended:

           June 30, 2001                    39%        11%      45%
           June 30, 2000                    75%        12%       -

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4   NOTES PAYABLE

         We owe the following debt:

                                                        June 30,
                                                  2001            2000
                                               --------------------------

         Borrowings from life insurance
         company on cash surrender value
         of officer life insurance,
         interest at 6% per annum,
         collateralized by cash surrender
         value of policy.                      $     -0-        $ 155,430

         Note payable to related party,
         interest at 11.21% per annum,
         monthly principal and interest
         payments of $4,269, due September
         2000, collateralized by working
         interests in the Emigh lease.               -0-           12,566

         Note payable to third party for
         the purchase of producing oil
         and gas properties.  Interest at
         5.475% per annum.  Principal
         payments of $68,875 due in
         January 2001. There is no
         collateral for this note.                   -0-           68,750
                                               ---------        ---------
         Total notes payable                         -0-          236,746

         Less current portion                        -0-          236,746
                                               ---------        ---------
         Long term portion                     $     -0-        $     -0-
                                               =========        =========

         The weighted average interest rate on short term borrowings outstanding at June 30, 2001 and 2000 were -0- and 16.33%, respectively.


Note 5   STOCKHOLDERS' EQUITY

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

         A total of 100,000 shares of restricted stock with a weighted average grant value of $0.18 per share using the Black-Scholes option-pricing model were awarded to a consultant in fiscal 2000.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During fiscal 2001 two officers, one employee and a consultant exercised their stock options for 600,000 shares of our common stock at an average exercise price of $0.26 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 133,733. The effect of this transaction is a net increase to the common stock par value of $2,331 and a corresponding decrease to additional paid in capital of $2,331.

         Total compensation expense in the statement of operations includes amortization of prior stock awards of $19,625 during 2001 and $9,167 during 2000.

         As of June 30, 2001, we had an aggregate of 180,000 common shares reserved for issuance under its stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

         The following information summarizes information with respect to options granted under our equity plans:

                                                              Weighted Average
                                          Number of           Exercise Price of
                                           Shares             Shares Under Plans
                                           ------             ------------------

         Outstanding balance
          June 30, 1999                   760,000                 $  .26

         Granted                          100,000                   .625

         Exercised                        (80,000)                   .26

         Forfeited or
          expensed                          -0-                      -0-

         Outstanding balance
          June 30, 2000                   780,000                    .31

         Granted                            -0-                      -0-

         Exercised                       (600,000)                   .26

         Forfeited or expensed              -0-                      -0-
                                          -------                 ------
         Outstanding balance
          June 30, 2001                   180,000                 $  .46
                                          =======                 ======



                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information concerning outstanding and exercisable options as of June 30, 2001:

                                       Outstanding                         Exercisable
                           -------------------------------------        ----------------
                                    Weighted
                                    Average          Weighted                           Weighted
                                    Remaining        Average                            Average
         Exercise  Number           Contractual      Exercisable       Number           Exercise
          Price   Outstanding       Life In Years    Price             Exercisable      Price
         -------- -----------       -------------    -----------       -----------      --------

         $.20      20,000           01/01/2002(1)    $.20               20,000          $.20

          .24      20,000           01/01/2002(1)     .24               20,000           .24

          .28      20,000           01/01/2002(1)     .28               20,000           .28

          .32      20,000           01/01/2002(1)     .32               20,000           .32

          .625    100,000           03/15/2004        .625              50,000           .625

                  -------                                              -------
                  180,000                                              130,000
                  =======                                              =======


         (1) The term of the option will be the earlier of January 1, 2002 or the date the optionee is no longer an employee of the Company.

         The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
         no dividend yield, expected volatility of 8.60%, risk free interest rates of 8.5% and expected lives of 4 years. There were no options granted in 2001 or 2000.

         We account for the two stock option plans using APB Opinion No. 25. The stock options granted during fiscal year 2000 were to consultants.
         These options were valued using the fair value method of SFAS 123 as calculated by the Black-Scholes option-pricing model and the resulting compensation was included in operating expense during fiscal year 2000.
         No options were granted to employees during the fiscal years 2001 and 2000. Therefore, no adjustment to net income for compensation expense would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

                                                                2001              2000
                                                              -------           -------

                  Net Income:       As Reported               2,498,504         495,569
                                    Pro Forma                 2,498,504         495,569
                  Basic EPS:        As Reported                 .46               .09
                                    Pro Forma                   .46               .09
                  Diluted EPS:      As Reported                 .45               .09
                                    Pro Forma                   .45               .09

                                               41

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 6   INCOME TAXES

         We deferred $179,200 in income taxes for the year ended June 30, 2001 and $-0- deferred income taxes in fiscal 2000. We accrued $23,000 of income tax expense to the state of California in fiscal 2000 and paid $160,224 in state income taxes in fiscal 2001. During 2001, we used $1,747,656 in net operating loss carryforwards to offset fiscal June 30, 2001 federal taxable income. During 2000, we used $508,262 in net operating loss carryforwards to offset fiscal June 30, 2000 federal taxable income. At June 30, 2001 and 2000, approximately $-0- and $85,500, respectively, of net operating loss carryforwards expired.

         During 2001, we reduced the valuation allowance related to the deferred tax assets to $-0-.

         The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. We have considered these factors in reaching our conclusion as to the valuation allowance for financial reporting purposes.

         The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

         Deferred tax assets:                  2001            2000
                                            ---------        ---------

           General business credit          $   1,200        $   6,600
           Federal tax loss
             carryforwards                    258,850          934,207
           Valuation allowance                    -0-         (834,895)
                                            ---------        ---------

                                              260,050          105,912
                                            ---------        ---------

         Deferred tax liabilities:
           Property, plant and
             equipment                         (3,750)          (1,455)
          Oil and gas properties             (435,500)        (104,457)
                                            ---------        ---------

                                             (439,250)        (105,912)
                                            ---------        ---------
                                            ($179,200)       $     -0-
                                            =========        =========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                                2001            2000
                                              -------         -------
           Statutory federal income
             tax rate                            (34%)           (34%)

           State tax, net of federal
             benefit                             5.6%            4.4%

           Utilization of net operating
             loss carryforwards                  (34%)            34%
                                              -------         -------

           Effective rate                        5.6%            4.4%
                                              =======         =======

         The provision for income taxes consists of the following components:

                                              2001              2000
                                            --------          --------

           Current tax expense, state       $160,224          $ 23,000

           Deferred tax expense              179,200              --
                                            --------          --------

           Total income tax
             Provision                      $339,424          $ 23,000
                                            ========          ========


         We have available net operating loss carryforwards of approximately $670,550 ($350,000 expires after June 30, 2002 with the balance expiring through the year ending June 30, 2012). The valuation allowance was reduced to $-0- in the year ended June 30, 2001 due to usage of net operating loss carryforwards and increased profitability of operations.

         In addition, we have tax credit carryforwards of approximately $1,200 that expired after June 30, 2001.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7   SEGMENT INFORMATION

         We operate in three industry segments within the United States: (1) oil and gas exploration and development, (2) mineral exploration and development and (3) electrical generation construction.

         Identified assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, cash surrender value of life insurance, and furniture, fixtures and vehicles.

         We have adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to our management to assess performance.

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

         The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of June 30, 2001, we were in the planning stage of this segment and no revenues have been received. However, we did advance APS $20,000 for operating expenses.

         During the years ended June 30, 2001 and 2000, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

         Net sales to one customer of the oil and gas segment totaled approximately $1,625,000 of revenues or 45% for the year ended June 30, 2001.

         There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,371,000 for the development and acquisition of oil and gas property.



                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Segment information consists of the following:

                                    Oil and Gas          Mining        Power Plant       Corporate      Consolidated
                                    -----------          ------        -----------       ---------      ------------
         Revenues:

           2001                     $3,867,482         $   -0-           $   -0-         $   73,081       $3,940,563
           2000                      1,424,278             -0-               -0-             16,301        1,440,579

         Income (loss) from
          operations:

           2001                     $3,344,544         $   -0-           $   -0-         $ (506,616)      $2,837,928
           2000                      1,083,773             -0-           (45,657)          (519,547)         518,569

         Identifiable assets:

           2001                     $2,930,052         $18,823           $20,000         $3,025,811       $5,994,686
           2000                      1,762,300          18,823               -0-            828,701        2,609,824

         Income tax expense:

           2001                     $  400,520         $   -0-           $   -0-         $  (61,096)     $   339,424
           2000                         48,070             -0-            (2,070)           (23,000)          23,000

         Depreciation, depletion
         and valuation charged
         to identifiable assets:

           2001                     $   400,824        $   -0-           $   -0-         $   11,864      $   412,688
           2000                         240,284            -0-               -0-             15,643          255,927

         Capital expenditures:

           2001                     $1,370,905         $   -0-           $   -0-         $   21,133      $ 1,392,038
           2000                        753,370             -0-               -0-             40,442          793,812


Note 8   RELATED PARTY TRANSACTIONS

         During the years ended June 30, 2001 and 2000, we provided one vehicle each to our president and to an officer/director. We also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on company business. The cost of these items to us totaled less than $5,000 in each of the years ended June 30, 2001 and 2000. We believe that the expenditures were to our benefit.

         In January 1983, we entered into a Stock Purchase Agreement with our president, R. V. Bailey, whereby Mr. Bailey granted us an option to purchase up to 75% of our common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires us to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to us. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. We and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another NASDAQ quotation service or any exchange on which our common stock is quoted.
         The 1993 Agreement further requires that we maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purpose of this Agreement. Therefore, we may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the fiscal years ended June 30, 2001 and 2000.

                                       45

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Prior to February 2000, Mr. Cohan, our West Coast Division president who resides in California, provided us an office in his home at no cost. We reimbursed Mr. Cohan for expenses he incurred in his home office on behalf of ourselves, such as telephone and other general and administrative expenses. During February 2000, we opened a separate office in Bakersfield and no longer reimburse home office expense to Mr. Cohan.

         Larry Baccari, President and 25% minority shareholder of Aspen Power Systems, LLC, and consultant to Aspen received compensation of $-0- and $37,631 relating to consulting fees incurred in the startup of this venture during fiscal 2001 and 2000.

         During fiscal 2001, we assigned the following overrides at no cost to employees:

                                       R. V.          R. A.         J. L.
                                       Bailey         Cohan         Shelton
                                       ------         -----         -------

                  Armstrong 17-4       1.260000%      1.260000%     0.480000%
                  Cygnus 2             0.345961%      0.345961%     0.131795%
                  Pale Rider 3-26      0.508032%      0.508032%     0.193536%

         R. V. Bailey, President and director of the Company, Robert A. Cohan, President - West Coast Division and director of the Company, and Ray K. Davis, consultant and officer of us, each have working and royalty interests in certain of the California oil and gas properties operated by us. The related parties paid for their proportionate share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. As of June 30, 2001, our working interests of us and related parties in certain producing California properties are as set forth below:


                                    GROSS WELLS               NET WELLS
                                    OIL     GAS               OIL      GAS
                                    ---     ---               ---      ---

         Aspen Exploration          4       27                .55      2.57

         R. V. Bailey               4       14                .06       .23

         R. A. Cohan                1       14                .01       .23

         R. K. Davis                4       26                .24       .55

         J. L. Shelton              -        1                  -       .01

         See Note 11 for additional related party disclosure.


Note 9   CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the cash surrender value of life insurance. While we have approximately $1,290,223 in excess of the FDIC $100,000 limit at one bank, we place our cash and cash equivalents with high

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals, with the exception of one major gas purchaser, who normally settles within 25 days of the previous month's gas purchases. An international insurance company holds the cash surrender value of the split dollar life insurance contract. We believe our exposure to credit risk is minimal.


Note 10  OIL AND GAS ACTIVITIES

         Capitalized costs
         -----------------

         Capitalized costs associated with oil and gas producing activities are as follows:

                                                              June 30,
                                                     2001              2000
                                                 -----------        -----------

                  Proved properties              $ 4,297,306        $ 2,942,712
                                                 -----------        -----------

                  Accumulated depreciation,
                    depletion and
                    amortization                  (1,639,694)        (1,238,870)

                  Valuation allowance               (281,719)          (281,719)
                                                 -----------        -----------

                                                  (1,921,413)        (1,520,589)
                                                 -----------        -----------
                  Net capitalized costs          $ 2,375,893        $ 1,422,123
                                                 ===========        ===========

         Results of operations
         ---------------------

         Results of operations for oil and gas producing activities are as follows:

                                                          Year ended June 30,
                                                      ------------------------
                                                         2001          1999
                                                      ----------    ----------

         Revenues*                                    $3,867,482    $1,424,278
         Production costs                               (122,114)     (100,221)
         Depreciation and depletion                     (400,824)     (240,284)
                                                      ----------    ----------
         Results of operations
           (excluding corporate overhead)             $3,344,544    $1,083,773
                                                      ==========    ==========

         *Includes oil and gas related fees and equipment rentals.

         Fees charged by us to operate the properties totaled approximately $21,400 per month in 2001 and $12,800 per month in 2000.

         Prospect generation fees received from outside investors in wells drilled during fiscal 2001 and 2000 amounted to $-0- and $109,000, respectively. These amounts were charged against the full cost pool.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Unaudited oil and gas reserve quantities
         ----------------------------------------

         The following unaudited reserve estimates presented as of June 30, 2001 and 2000 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

         Changes in proved reserves                   (Bbls)    (MCF)
         --------------------------                   ------    ------

                                                      (in thousands)

         Estimated quantity, June 30, 1999                17     1,851

           Revisions of previous estimates                 3       (33)
           Discoveries                                     1       935
           Production                                    ( 6)     (380)
                                                      ------    ------

         Estimated quantity, June 30, 2000                15     2,373

           Revisions of previous estimates                 1      (362)
           Discoveries                                     2       589
           Purchased                                       -        20
           Production                                    ( 5)     (377)
                                                      ------    ------

         Estimated quantity, June 30, 2001                13     2,243
                                                      ======    ======



                                                     Developed
         Proved reserves            Developed      Non-Producing      Total
                                    ---------      -------------      -----
          at year end                              (In Thousands)
         ---------------

         Oil (Bbls)

           June 30, 2000                12               3              15
           June 30, 2001                 9               4              13

         Gas (MCF)

           June 30, 2000               749           1,624            2,373
           June 30, 2001               584           1,659            2,243

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Unaudited standardized measure
         ------------------------------

         The following table presents a standardized measure of the discounted future net cash flows attributable to our proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to our proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carryforwards. Discounting the future net cash inflows at 10% is a method to measure the impact of the time value of money.

                                                               June 30,
                                                        2001             2000
                                                      --------         --------
                                                            (in thousands)

         Future cash inflows                          $ 22,774         $ 11,923
         Future production and development costs        (1,334)            (959)
         Future income tax expense                      (8,335)          (3,558)
                                                      --------         --------

         Future net cash flows                          13,105            7,406

         10% annual discount for estimated timing
           of cash flows                                (4,647)          (2,198)
                                                      --------         --------

         Standardized measure of discounted future
           net cash flows                             $  8,458         $  5,208
                                                      ========         ========



                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                                                          Years ended June 30,
                                                                       ---------------------------
                                                                          2001              2000
                                                                       ---------         ---------
                                                                                (in thousands)
         Standardized measure of discounted
           future net cash flows, beginning of year                    $   5,208         $   2,520
                                                                       ---------         ---------

         Sales and transfers of oil and gas produced,
           net of production costs                                        (3,488)           (1,171)

         Net changes in prices and production costs
           and other                                                       8,327             3,592

         Net change due to discoveries                                     3,673             2,563

         Acquisition of reserves                                             121               -0-

         Revisions of previous quantity estimates                         (2,199)              (36)

         Development costs incurred                                          207               151

         Accretion of discount                                               736               286

         Net change in income taxes                                       (4,777)           (2,899)

         Other                                                               650               202
                                                                       ---------         ---------

                                                                           3,250             2,688
                                                                       ---------         ---------
         Standardized measure of discounted future
           cash flows, end of year                                     $   8,458         $   5,208
                                                                       =========         =========

         Net changes in prices and production costs of $8,327 were the result of an increase in the price received for oil and gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2001 than in 2000 and fewer oil wells. The revision of previous estimates of ($2,199) was the result of assigning
         1,000 more recoverable barrels of oil and reducing recoverable reserves of gas by approximately 362,000 MCF. All adjustments were based on performance reviews of individual wells.


Note 11   COMMITMENTS AND CONTINGENCIES

         At June 30, 2001, we were committed to the following drilling and development projects in California:

                  Project                                           Aspen Cost
                  -------                                           ----------

                  Armstrong 17-4 Completion                          $108,000
                  Brandt 36X-27 Drilling                              108,000
                  Fistfull of Dollars Drilling                         55,000
                  Sour Grass Seismic                                   75,000
                                                                     --------

                  Total                                              $346,000
                                                                     ========

                                       51

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Total costs for the Armstrong 17-4 completion to be paid by us are estimated to be $108,000. This well has been completed and gas sales commenced on September 17, 2001.

         In 1991, we entered into an employment agreement with our president, R.
         V. Bailey, which provides for the payment of $100,000 per year to him, as salary, and also the reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provided for a two-year term which was automatically renewed for two additional two-year terms (through November 1999) at Mr. Bailey's option. We were not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). This agreement expired by its own terms on November 30, 1999 and has not been renewed. However, we continue to pay Mr. Bailey $100,000 salary per year plus other benefits. On August 1, 2001, Mr. Bailey's salary was increased to $125,000 per year.

         In January 1983, we entered into a Stock Purchase Agreement with Mr. Bailey whereby Mr. Bailey granted Aspen an option to purchase up to 75% of our common stock owned by him at his death. This agreement was replaced by a Stock Purchase Agreement dated June 4, 1993. The 1993 agreement requires that we apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death, and Mr. Bailey's estate is obligated to sell such shares to Aspen. The purchase price of the shares acquired under the 1993 agreement shall be the fair market value of the shares on the date of death. Both Aspen and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTCBB, or as reported by any exchange. The 1993 agreement further requires us to maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purpose of this agreement.

         On April 16, 1998, we entered into an employment agreement with Robert
         A. Cohan, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. We have renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. (See Item 10 (g) below.) On August 1, 2001 Mr. Cohan's salary was increased to $125,000 per year. Prior to February 2000, we and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California from which to conduct Aspen's business. Mr. Cohan did not charge Aspen any rent for the use of his home as a business office. Aspen agreed to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Aspen. On February 7, 2000, we entered into a three-year lease of office space in Bakersfield, California thereby alleviating the necessity of home office reimbursement to Mr. Cohan.


Note 12   SUBSEQUENT EVENTS

         In August 2001, the Armstrong 17-4 well, in which we have a 36% working interest, tested 2000 MCFPD and went on production September 17, 2001.

         The Brandt 36X-27 well commenced drilling operations on September 11, 2001.

         A 7.5 square mile 3-D seismic survey is currently being conducted over our leasehold in Tehama County, California. The data should be acquired and processed by late October 2001.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13   INTERIM FINANCIAL DATA

         The year-end adjustment that is material to the results of the fourth quarter ending June 30, 2000 is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year-end adjustment to the results of the fourth quarter was to decrease depletion expense for the year from an estimated $301,500 based on prior years' reserve studies to an actual depletion expense of approximately $240,000, a decrease of $61,500 or 20%.

         There were no year-end adjustments that were material to the results of the fourth quarter ending June 30, 2001.


Note 14   OPERATING LEASE

         We maintain office space in Denver, Colorado, our principal office; Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2001 for a lease rate of $1155 per month. We also sublease a portion of our president's office in Castle Rock, Colorado on a month to month basis for a monthly fee of $260. The Bakersfield, California office has 546 square feet and a monthly rental fee of $683. The three year lease expires February 2, 2003. Rent expense for the years ended June 30, 2001 and 2000 were $25,320 and $17,337, respectively.

         Future minimum lease payments are as follows:

                  2002     $ 15,120
                  2003     $  8,190
                  2004     $  5,460


Note 15   ASPEN POWER SYSTEMS, LLC

         On March 1, 2000, we passed a resolution concerning Aspen Power Systems, LLC ("APS") which (1) reduced our interest in APS from 85% to 25%; (2) accepted a note receivable from APS in the amount of $130,000 with interest at 8% per annum and (3) transferred our 60% relinquished interest to R. V. Bailey, president and chairman, Ray K. Davis, consulting accountant, and Larry Baccari, consultant, in exchange for $15,000 each which was contributed to the working capital of APS. The ownership of Aspen Power Systems, LLC is now 25% each for us and Messrs. Bailey, Baccari and Davis. We plan to account for our 25% interest in APS using the equity method of accounting.

         We will not be required to fund any future projects of APS and no further dilution of our equity in APS is anticipated. We have expensed the entire amount of funds advanced to APS prior to June 30, 2000 and assigned no value to the note receivable due from APS. As of June 30, we have a receivable of $20,000 that we believe to be fully collectable.

         We have been providing a limited amount of office space and certain general and administrative costs to APS, which are a nominal expense. In addition, we have been paying all of Mr. Bailey's salary at a direct rate of approximately $48.00 per hour (excluding benefits). APS has reimbursed us $42,700 at the rate of $75.00 per hour for services through June 30, 2001. At our fiscal year end June 30, 2001, APS owed us approximately $7,100 for Mr. Bailey's unreimbursed time. Actual

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         expenses incurred by Mr. Bailey in connection with work on behalf of APS are reimbursed to Mr. Bailey by APS from its own funds. At June 30, 2001, there were no outstanding balances due Mr. Bailey from APS.

         On March 2, 2000 Larry Baccari, president of APS and consultant to us, was granted non-qualified stock options to purchase 100,000 shares of our common stock. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2004.

         Startup costs relative to Aspen Power Systems, LLC were $-0- and $45,657 for the years ended June 30, 2001 and 2000, and were expensed in those periods.

         APS organized Solano Power, LLC on December 27, 1999 for the purpose of carrying out The Solano Project. Solano Power plans to find a joint venture partner to develop a 50 MW natural gas powered electric generation plant in Solano County, California. We own a 25% interest in Solano Power, the managers; Larry Baccari, R. V. Bailey and Ray K. Davis each contributed $5,000 to fund Solano operations and own a 25% interest each in the project. The managers are seeking an industry partner in order to financially assist Solano Power to build and operate the plant. At June 30, 2000, APS had expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R. V. Bailey and Ray K. Davis of $31,050 and $7,462, respectively. At June 30, 2001 Solano had no outstanding obligations and was inactive for most of the year. APS has assumed the responsibilities of finding partners to fund the power plant. At June 30, 2001 Solano transferred its operations to Aspen Power Systems and APS has assumed the responsibility for pursuing this project.