Form 10QSB
period 2001-09-30
ASPEN EXPLORATION CORP
filed 2001-11-09
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from         to
                                             ---------  ---------

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
                              Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

           Class                                Outstanding at November 9, 2001
Common stock, $.005 par value                              5,812,205



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                 September 30,     June 30,
                                                                      2001          2001
                                                                      ----          ----
                                                                  (Unaudited)     (Audited)

Current Assets:
Cash and cash equivalents, including $2,636,342 and
$2,046,201 of invested cash at September 30, 2001
and June 30, 2001 respectively ................................   $ 2,273,055    $ 2,695,583

Precious metals ...............................................        18,823         18,823

Accounts receivable, trade ....................................       572,030        554,159

Accounts receivable, related party (Note 7) ...................           -0-         20,000

Prepaid expenses ..............................................        51,124         14,898
                                                                  -----------    -----------
     Total current assets .....................................     2,915,032      3,303,463
                                                                  -----------    -----------
Investment in oil and gas properties, at cost (full cost
method of accounting) .........................................     4,648,879      4,297,306
Less accumulated depletion and valuation allowance ............    (2,023,713)    (1,921,413)
                                                                  -----------    -----------
                                                                    2,625,166      2,375,893
                                                                  -----------    -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles ..............................       104,368        104,368

Less accumulated depreciation .................................       (31,100)       (28,133)
                                                                  -----------    -----------
                                                                       73,268         76,235
                                                                  -----------    -----------
Cash surrender value, life insurance ..........................       239,095        239,095
                                                                  -----------    -----------
     TOTAL ASSETS .............................................   $ 5,852,561    $ 5,994,686
                                                                  ===========    ===========


                                     (Statement Continues)
                        See notes to Consolidated Financial Statements

                                              2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,      June 30,
                                                       2001            2001
                                                       ----            ----
                                                    (Unaudited)      (Audited)
Current liabilities:

Accounts payable and accrued expenses ..........    $   817,308     $ 1,036,715

Advances from joint owners .....................        518,203         444,232
                                                    -----------     -----------
Total current liabilities ......................      1,335,511       1,480,947

Deferred income taxes payable (Note 6) .........        179,200         179,200
                                                    -----------     -----------
Total liabilities ..............................      1,514,711       1,660,147
                                                    -----------     -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 2001: 5,812,205
    and June 30, 2001: 5,812,205 ...............         29,061          29,060

Capital in excess of par value .................      6,015,279       6,015,279

Accumulated deficit ............................     (1,693,682)     (1,692,592)

Deferred compensation ..........................        (12,808)        (17,208)
                                                    -----------     -----------

Total stockholders' equity .....................      4,337,850       4,334,539
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 5,852,561     $ 5,994,686
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                             (unaudited)
                                                         2001           2000
                                                         ----           ----
Revenues:

  Oil and gas ....................................   $   256,160    $   561,694

  Management fees ................................        42,688         56,032

  Interest and other, net ........................        21,312         10,121
                                                     -----------    -----------
Total Revenues ...................................       320,160        627,847
                                                     -----------    -----------

Costs and expenses:

  Oil and gas production .........................        25,872         57,542

  Depreciation, depletion and amortization .......       105,266         64,000

  Aspen Power Systems expense ....................        20,000            -0-

  Selling, general and administrative ............       170,112        151,295

  Interest expense ...............................           -0-          6,940
                                                      -----------   -----------
Total Costs and Expenses .........................       321,250        279,777
                                                      -----------   -----------
Net income before taxes ..........................   $    (1,090)   $   348,070
                                                     -----------    -----------
Provision for income taxes .......................           -0-         19,400
                                                     -----------    -----------
Net income .......................................   $    (1,090)   $   328,670
                                                     ===========    ===========
Basic earnings per common share ..................   $       -0-    $       .06
                                                     ===========    ===========
Diluted earnings per common share ................   $       -0-    $       .06
                                                     ===========    ===========
Basic weighted average number of common shares
outstanding ......................................     5,812,205      5,345,938
                                                     ===========    ===========
Diluted weighted average number of common shares
outstanding ......................................     5,891,844      5,693,138
                                                     ===========    ===========


                     The accompanying notes are an integral
                            part of these statements.



                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                              Three months ended September 30,
                                                                    2001          2000
                                                                    ------------------

Cash flows from operating activities:
-------------------------------------
Net income (loss) .............................................$    (1,090)   $   328,670

Adjustments to reconcile net income
  to net cash provided by
  operating  activities:

  Depreciation, depletion & amortization ......................    105,266         64,000
  Amortization of deferred compensation .......................      4,400          4,400

Changes in assets and liabilities:

  (Increase) decrease in accounts receivable ..................      2,130       (186,655)
  (Increase) in prepaid expense ...............................    (36,226)        (8,171)
  Increase (decrease) in accounts payable and accrued
     expense ..................................................   (145,435)     1,734,714
                                                               -----------    -----------
  Net cash provided (used) by operating activities ............    (70,955)     1,936,958
                                                               -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil & gas properties ...........................   (351,573)      (129,107)
                                                               -----------    -----------


  Net cash used in investing activities .......................   (351,573)      (129,107)
                                                               -----------    -----------

Cash flows from financing activities:
-------------------------------------

  Repayment of notes payable ..................................         -0-       (12,566)
                                                               -----------    -----------

  Net cash used in financing activities .......................         -0-       (12,566)

  Net increase (decrease) in cash and cash equivalents ........   (422,528)     1,795,285

  Cash and cash equivalents, beginning of year ................  2,695,583        507,382
                                                               -----------    -----------
  Cash and cash equivalents, end of year ......................$ 2,273,055    $ 2,302,667
                                                               -----------    -----------
  Interest paid ...............................................$        -0-   $     6,940
                                                               ===========    ===========
  Income taxes paid ...........................................$        -0-   $     8,000
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

                                                 5

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001


Note 1        BASIS OF PRESENTATION

          The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2001.

          Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2001.


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



Note 2        EARNINGS PER SHARE (CONTINUED)

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the three months ended September 30, 2001 and 2000:

                                              September 30,                               September 30,
                                                  2001                                        2000
                                   Net                        Per                                           Per
                                   Income                     Share            Net                          Share
                                   (Loss)        Shares       Amount           Income        Shares         Amount
                                 ---------      ---------    ---------        ---------     ---------     ---------
Basic earnings per share:

  Net income (loss) and
  share amounts                     (1,090)     5,812,205         --            328,670      5,345,938          .06

  Dilutive securities
  stock options                                   180,000                                      680,000

  Repurchased shares                             (100,361)                                    (332,800)
                                 ----------------------------------------------------------------------------------
Diluted earnings per share:

  Net income and assumed
  share conversion                  (1,090)     5,891,844         --            328,670     5,693,138           .06
                                 =========      =========    =========        =========     =========     =========




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

                                       7



Note 3        SEGMENT INFORMATION (CONTINUED)

          During the three months ended September 30, 2001 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $351,573 for the development and acquisition of oil and gas properties.

          Segment information consists of the following for the three months ended September 30:

                                     Oil and Gas      Power Plant      Corporate       Consolidated
                                     -----------      -----------      ---------       ------------
          Revenues:

                        2001        $   298,848       $   -0-          $    21,312      $   320,160
                        2000            617,726           -0-               10,121          627,847

          Income (loss) from operations:

                        2001        $   170,676       $(20,000)        $  (151,766)     $    (1,090)
                        2000            480,784           -0-             (152,114)         328,670

          Identifiable assets:

                        2001        $ 3,197,196       $   -0-          $ 2,655,365      $ 5,852,561
                        2000          2,018,062           -0-            2,646,980        4,665,042

          Depreciation, depletion and valuation
          charged to identifiable assets:

                        2001        $(2,023,713)      $   -0-          $   (31,100)     $(2,054,813)
                        2000         (1,580,589)          -0-             (132,689)      (1,713,278)

         Capital expenditures:

                        2001        $   351,573       $   -0-          $      -0-       $   351,573
                        2000            129,107           -0-                 -0-           129,107


                                                 8

Note 4        MAJOR CUSTOMERS

          We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                   The Company
                                                   -----------

                                         A               B               C
                                         -               -               -
Year ended:

              September 30, 2001         9%             52%             26%
              September 30, 2000        17%             11%             65%


Note 5        COMMITMENTS AND CONTINGENCIES

          At September 30, 2001 we were committed to the following projects in
          California:

               1. Sour Grass Prospect 3-D seismic work and lease acquisition costs.

          Total costs of completing the seismic study and lease acquisition costs are estimated to be $200,000, our share should be approximately $67,000.


Note 6        INCOME TAXES

Our effective income tax rate was 24% for the first quarter ended September 30, 2001 and 24% for the first quarter ended September 30, 2000.


Note 7        SUBSEQUENT EVENTS

During September and October of 2001 we drilled the Brandt 36X-27 well to a total depth of 9,216'. No commercial oil sands were encountered and this well was plugged and abandoned on October 12, 2001.

On October 4, 2001 the California Power Authority notified our affiliate, Aspen Power Systems ("APS") that no further action would be taken on APS' proposal to build and operate a 323 MW natural gas fired electrical generating plant for the State of California. Consequently, we have written off a $20,000 advance we provided APS. Future power plant construction opportunities in California appear remote, given current economic conditions, and APS has scaled back its efforts and is seeking other approaches to contracts and financing for power generation facilities in Solano County, California. There is no assurance these efforts will be successful.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     This should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2001, which has been filed with the Securities and Exchange Commission. This management's discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Liquidity and Capital Resources
-------------------------------

September 30, 2001 as compared to September 30, 2000
----------------------------------------------------

At September 30, 2001 current assets were $2,915,032 and current liabilities were $1,335,511 and we had positive working capital of $1,579,521 compared to current assets of $2,865,752 at September 30, 2000 and current liabilities of $2,515,562 at the same date, resulting in working capital at September 30, 2000 of $350,190. Our working capital increased approximately $1,229,000 from September 30, 2000 to September 30, 2001 for several reasons.

     Our current assets increased because cash and cash equivalents decreased $29,600 from approximately $2.3 million to approximately $2.27 million. Much of this decrease was due to a reduction in advances paid to us from joint working interest owners for the drilling of wells. We are currently committed to projects in which we have no working interest partners (See Notes). Accounts receivable - trade increased by about 8% because of the completion of various drilling projects which were in process at year end. Prepaid expenses increased approximately $33,700 because of estimated income tax payments made to the state of California during the first quarter of fiscal 2002.

     Our current liabilities decreased to $1.3 million at September 30, 2001, from approximately $2.5 million at September 30, 2000. This decrease was due to a number of factors, including a decrease in accounts payable of $741,000 due to decreased drilling activity, a decrease of $195,000 in advance payments received from joint owners but not expended for drilling activities at September 30, 2001. The current portion of notes payable were reduced to zero at September 30, 2001 from $224,000 at September 30, 2000.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our oil and gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

Recent drilling success and the reentry and completion of an acquired property have added to our cash flow from operations. These successes have been offset by the decline in production rates from older wells and a significant decline in the price received from the sale of our products. The average price received for oil and gas for the quarter ended September 30, 2001 was $22.35 per barrel and $3.28 per MMBTU of gas compared to $28.73 per barrel and $4.99 per MMBTU of gas at September 30, 2000, a decline of 22% and 34% respectively.

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

Results of Operations
---------------------

September 30, 2001 Compared to September 30, 2000
-------------------------------------------------

For the three months ended September 30, 2001 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the three months ended September 30, 2001 decreased approximately $319,000 from $617,726 to $298,848, a 52% decrease. This decrease reflects a decrease in the prices received for our products and a decrease in production in the Denverton Creek and Malton Black Butte fields as well as the Kern County oil properties. Our share of sales of oil and gas for the three month period ended September 30, 2001 were 1,035 barrels of oil and approximately 69,200 MMBTU of gas with the price received for oil at $22.35 per barrel and $3.28 per MMBTU for gas. This is a decrease in total oil production compared to the 1,300 barrels of oil produced in the first quarter of fiscal 2001, and a decrease in natural gas production when compared to the approximately 105,000 MMBTU of gas when compared to the production achieved during the first quarter of the 2001 fiscal year. A significant factor resulting in decreased revenues during the first quarter of fiscal 2002 was a decrease in the prices received for our production when compared to prices of $28.73 and $4.99 received for oil and gas respectively during the first quarter of fiscal 2001.

Oil and gas production costs decreased $31,670 when compared to last quarter from $57,542 to $25,872. Approximately $30,000 of this decrease was due to non-recurring workover costs for recompleting wells in upper producing zones in the first quarter of fiscal 2001.

Depletion, depreciation and amortization increased approximately $41,300 or 65% from the previous quarter, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 12% from $151,295 to $170,112 for the quarter ended September 30, 2001. This increase is primarily due to salary, consulting and office rental increases.

As a result of our operations for the three months ended September 30, 2001, we ended the quarter with net loss of $1,090 compared to net income of $328,670 for the year earlier. This decrease of approximately $330,000 is due to a decrease in production volumes and the price received for our oil and gas as discussed earlier.

Interest and other income increased approximately $11,000 to $21,312 and is due to our maintaining a greater balance of funds in our invested cash accounts.

On October 4, 2001 the California Power Authority notified our affiliate, Aspen Power Systems ("APS") that no further action would be taken on APS' proposal to build and operate a 323 MW natural gas fired electrical generating plant for the State of California. Consequently, we have written off a $20,000 advance we provided APS. Future power plant construction opportunities in California appear remote, given current economic conditions, and APS has scaled back its efforts and is seeking other approaches to contracts and financing for power generation facilities in Solano County, California. There is no assurance these efforts will be successful.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                            ASPEN EXPLORATION CORPORATION




                                            By:  /s/  R. V. Bailey
                                            -------------------------------
                                                      R. V. Bailey,
November 9, 2001                                      Chief Executive Officer,
                                                      Principal Financial
                                                      Officer