Form 10QSB
period 2001-12-31
ASPEN EXPLORATION CORP
filed 2002-02-07
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                 -----------------------------------------------
                (Exact Name of Aspen as Specified in its Charter)

            Delaware                                              84-0811316
 (State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)

    Suite 208, 2050 S. Oneida St.,
          Denver, Colorado                                        80224-2426
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

                                Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

          Class                                  Outstanding at February 7, 2002
Common stock, $.005 par value                             5,863,828



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                                             December 31,                June 30,
                                                                                2001                       2001
                                                                                ----                       ----
                                                                             (Unaudited)                (Audited)
Current Assets:
Cash and cash equivalents, including $1,225,362 and ...................      $ 1,575,185               $ 2,695,583
$2,636,342 of invested cash at December 31, 2001
and June 30, 2001 respectively

Precious metals .......................................................           18,823                    18,823

Accounts receivable, trade ............................................          336,265                   554,159

Accounts receivable - related party (Note 7) ..........................              -0-                    20,000

Prepaid expenses ......................................................           50,792                    14,898
                                                                             -----------               -----------

     Total current assets .............................................        1,981,065                 3,303,463
                                                                             -----------               -----------

Investment in oil and gas properties, at cost
(full cost method of accounting) .......................................       4,817,445                 4,297,306

Less accumulated depletion and valuation allowance ....................       (2,139,013)               (1,921,413)
                                                                             -----------               -----------

                                                                               2,678,432                 2,375,893
                                                                             -----------               -----------
Property and equipment, at cost:
Furniture, fixtures and vehicles ......................................          107,573                   104,368

Less accumulated depreciation .........................................          (36,813)                  (28,133)
                                                                             -----------               -----------

                                                                                  70,760                    76,235
                                                                             -----------               -----------
Cash surrender value, life insurance ..................................          239,095                   239,095
                                                                             -----------               -----------

     TOTAL ASSETS .....................................................      $ 4,969,352               $ 5,994,686
                                                                             ===========               ===========

                                              (Statement Continues)
                                   See notes to Consolidated Financial Statements



                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS (Continued)

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,                June 30,
                                                                               2001                       2001
                                                                               ----                       ----
                                                                            (Unaudited)                 (Audited)
Current liabilities:
Accounts payable and accrued expenses .................................     $   348,522                $ 1,036,715

Advances from joint owners ............................................         232,792                    444,232
                                                                            -----------                -----------

Total current liabilities .............................................         581,314                  1,480,947
                                                                            -----------                -----------

Deferred income tax payable ...........................................         179,200                    179,200
                                                                            -----------                -----------

Total liabilities .....................................................         760,514                  1,660,147
                                                                            -----------                -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At December 31, 2001: 5,863,828
    and June 30, 2001: 5,812,205 ......................................          29,320                     29,060

Capital in excess of par value ........................................       6,015,020                  6,015,279

Accumulated deficit ...................................................      (1,827,094)                (1,692,592)

Deferred compensation .................................................          (8,408)                   (17,208)
                                                                            -----------                -----------

Total stockholders' equity ............................................       4,208,838                  4,334,539
                                                                            -----------                -----------

Total liabilities and stockholders' equity ............................     $ 4,969,352                $ 5,994,686
                                                                            ===========                ===========




                                     See Notes to Consolidated Financial Statements





                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                                        Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                           ------------               ------------

                                                                       2001          2000          2001           2000
                                                                       ----          ----          ----           ----
Revenues:
  Oil and gas .................................................   $   133,027    $ 1,016,456   $   389,187    $ 1,578,150
  Management fees .............................................        24,949         56,230        67,637        112,262
  Interest and other, net .....................................        14,893         19,025        36,205         29,146
                                                                  -----------    -----------   -----------    -----------
Total Revenues ................................................       172,869      1,091,711       493,029      1,719,558
                                                                  -----------    -----------   -----------    -----------

Costs and expenses:
  Oil and gas production ......................................        42,401         66,985        68,273        124,527
  Depreciation, depletion and amortization ....................       121,013         79,000       226,279        143,000
  Aspen Power Systems expense .................................         5,500            -0-        25,500            -0-

  Selling, general and administrative .........................       137,367        152,188       307,479        303,483
  Interest expense ............................................           -0-            939           -0-          7,879
                                                                  -----------    -----------   -----------    -----------

Total Costs and Expenses ......................................       306,281        299,112       627,531        578,889
                                                                  -----------    -----------   -----------    -----------
Net income (loss) before taxes ................................   $  (133,412)   $   792,599   $  (134,502)   $ 1,140,669
                                                                  -----------    -----------   -----------    -----------
Provision for income taxes ....................................           -0-         60,600           -0-         80,000
                                                                  -----------    -----------   -----------    -----------

Net income (loss) .............................................   $  (133,412)   $   731,999   $  (134,502)   $ 1,060,669
                                                                  ===========    ===========   ===========    ===========
Basic earnings (loss) per common share ........................   $      (.02)   $       .14   $      (.02)   $       .20
                                                                  ===========    ===========   ===========    ===========
Diluted earnings (loss) per common
share .........................................................   $      (.02)   $       .13   $      (.02)   $       .18
                                                                  ===========    ===========   ===========    ===========
Basic weighted average number of common shares
outstanding ...................................................     5,816,133      5,345,938     5,816,133      5,345,938
                                                                  ===========    ===========   ===========    ===========
Diluted weighted average number of common shares
outstanding ...................................................     5,821,166      5,831,415     5,821,166      5,831,415
                                                                  ===========    ===========   ===========    ===========



                                       The accompanying notes are an integral
                                              part of these statements.





                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)



                                                                  Six months ended December 31,
                                                                     2001                 2000
                                                                 ---------------------------------

Cash flows from operating activities:
-------------------------------------

Net income (loss) ...........................................    $  (134,502)         $ 1,060,669

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion & amortization ....................        226,279              143,000
  Amortization of deferred compensation .....................          8,800                8,800

Changes in assets and liabilities:

  (Increase) decrease in accounts receivable ................        237,894             (475,337)
  (Increase) decrease in prepaid expense ....................        (35,894)                 309
  Increase (decrease) in accounts payable and accrued
    expense .................................................       (899,631)           2,543,358
                                                                 -----------          -----------
  Net cash provided (used) by operating activities ..........       (597,054)           3,280,799
                                                                 -----------          -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil & gas properties .........................       (520,139)            (345,732)
  Purchase of office equipment ..............................         (3,205)              (2,287)
  Sale of idle equipment at cost ............................            -0-                6,000
                                                                 -----------          -----------


  Net cash (used) by investing activities ...................       (523,344)            (342,019)
                                                                 -----------          -----------

Cash flows from financing activities:
-------------------------------------

  Repayment of notes payable ................................            -0-             (167,996)
                                                                 -----------          -----------

  Net cash used in financing activities .....................            -0-             (167,996)
                                                                 -----------          -----------

  Net increase (decrease) in cash and cash equivalents ......     (1,120,398)           2,770,784

  Cash and cash equivalents, beginning of year ..............      2,695,583              507,382
                                                                 -----------          -----------

  Cash and cash equivalents, end of period ..................    $ 1,575,185          $ 3,278,166
                                                                 -----------          -----------

  Interest paid .............................................    $       -0-          $     7,879
                                                                 ===========          ===========

  Income taxes paid .........................................    $       -0-          $    33,000
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

                                December 31, 2001


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

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share for the six months ended December 31, 2001 and 2000:

                                                    December 31,                                December 31,
                                                      2001                                          2000
                                                                    Per                                           Per
                                 Net                                Share        Net                              Share
                                 Income              Shares         Amount       Income            Shares         Amount
                                 ------              ------         ------       ------            ------         ------
Basic earnings per share:

  Net income and
  share amounts                $ (134,502)        5,816,133        $  (.02)    $1,060,669        5,345,938       $   .20

  Dilutive securities
  stock options                                     100,000                                        780,000

  Repurchased shares                                (94,967)                                      (294,523)
                               -----------------------------------------------------------------------------------------
  Diluted earnings per share:

  Net income and assumed
  share conversion             $ (134,502)        5,821,166        $  (.02)    $1,060,669        5,831,415       $   .18
                               ==========        ==========        =======     ==========       ==========       =======

         On December 17, 2001 a director exercised his stock options for 80,000 shares of our common stock at an average exercise price of $0.26 per share. As consideration for the option shares purchased, the director surrendered common stock with a fair value equal to the exercise price of the option shares. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 28,377. The effect of this transaction is a net increase to the common stock par value of $260 and a corresponding decrease to additional paid in capital of $260. The filing of this stock option exercise with the Securities and Exchange Commission by Form 4 was not timely filed.

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

          During the six months ended December 31, 2001 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss, with the exception of the elimination of the mineral and power plant segments which we are no longer active in and are not material. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $520,139 for the development and acquisition of oil and gas properties, and the corporate segment which purchased $3,205 of computer equipment during the period.

          Segment information consists of the following for the six months ended December 31:

                                    Oil and Gas      Power Plant           Corporate             Consolidated
                                    -----------      -----------           ---------             ------------
         Revenues:

                     2001           $   456,824      $     -0-            $    36,205            $   493,029
                     2000             1,690,412            -0-                 29,146              1,719,558

         Income (loss) from operations:

                     2001           $   170,951      $ (25,500)           $  (279,953)           $  (134,502)
                     2000             1,350,885            -0-               (290,216)             1,060,669

         Identifiable assets:

                     2001           $ 3,014,697      $     -0-            $ 1,954,655            $ 4,969,352
                     2000             2,930,052         20,000              3,044,634              5,994,686

         Depreciation, depletion and valuation charged to identifiable assets:

                     2001           $  (217,600)     $     -0-            $    (8,679)           $  (226,279)
                     2000              (135,000)           -0-                 (8,000)              (143,000)

         Capital expenditures:

                     2001           $   520,139      $     -0-            $     3,205            $   523,344
                     2000               345,732            -0-                  2,287                348,019

Note 4 MAJOR CUSTOMERS

         We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                   The Company
                                   -----------

                                       A                 B                 C
                                       -                 -                 --
         Year ended:

           December 31, 2001             -               27%               43%
           December 31, 2000           12%               25%               58%

Note 5 COMMITMENTS AND CONTINGENCIES

          At December 31, 2001 the Company was committed to the following drilling and development projects in California:

          1. Two Tehama County, California wells. Total costs for each well is estimated at $500,000 with our share of the net costs per well approximately $125,000.

          2. One Colusa County, California well that is estimated to cost $775,000 with our share of the net costs approximately $155,000.


Note 6 INCOME TAXES

The Company has made no provision for income taxes for the six month period ended December 31, 2001 since it utilizes net operating loss carryforwards. The Company had $583,321 of such carryforwards at June 30, 2001.


Note 7 SUBSEQUENT EVENTS

     On October 4, 2001 the California Power Authority notified our affiliate, Aspen Power Systems ("APS") that no further action would be taken on APS' proposal to build and operate a 323 MW natural gas fired electrical generating plant for the State of California. Consequently, we have written off a $20,000 advance we provided APS, as well as an additional $5,500 payment made to APS in the quarter ended December 31, 2001. The additional $5,500 payment along with a like amount from each of the other three participants in APS was applied to the outstanding obligations of APS at December 31, 2001. At December 31, 2001 we received approximately $10,000 from APS for the services of our president R. V. Bailey. These services were administrative in nature and were mainly for negotiations with third parties for the construction of power plants in California. Future power plant construction opportunities in California appear remote, given current economic conditions, and APS has scaled back its efforts and is seeking other approaches to contracts and financing for power generation facilities in Solano County, California. There is no assurance these efforts will be successful.

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

Liquidity and Capital Resources
-------------------------------


December 31, 2001 as compared to December 31, 2000
--------------------------------------------------

At December 31, 2001 current assets were $1,981,065 and current liabilities were $581,314 and we had positive working capital of $1,399,751 compared to current assets of $3,303,463 at June 30, 2001 and current liabilities of $1,480,947 at the same date, resulting in working capital at June 30, 2001 of $1,822,516. Our current assets decreased by 40%, while current liabilities decreased by 61% from June 30, 2001 to December 31, 2001 for several reasons.

          Our current assets decreased primarily because cash and cash equivalents decreased from approximately $2.7 million to approximately $1.6 million. Accounts receivable - trade decreased by about 40% because of the lower prices being received for oil and gas production, and decreased production volumes experienced during the six months ended December 31, 2001.

          Our current liabilities decreased to $581,000 at December 31, 2001, from approximately $1.5 million at June 30, 2001. This reduction was due to a number of factors, including a decrease in accounts payable of $688,000 due to a decrease in drilling activity caused by the completion of planned drilling projects, a decrease of $211,000 in advance payments received from joint owners also caused by project completions at December 31, 2001.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our oil and gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

During the six month period ending December 31, 2001, we experienced a sharp decline in production and prices received for the natural gas we produced during that period. At June 30, 2001, we received an average of $10.16 per MMBTU. At December 31, 2001 our price per MMBTU had been reduced to approximately $2.55 per MMBTU, a 75% decline. Given current macro economic conditions and continued mild winter weather, we see no near term improvement in natural gas prices.

In conjunction with a decline in prices we have also experienced a decline in production volumes for the period. For the six months ended June 30, 2001 we produced approximately 172,000 MMBTU of gas compared to approximately 121,000 MMBTU for the six months ended December 31, 2001, a 30% decline.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

Although our drilling and development plans have not been finalized for the coming year, at December 31, 2001 we are committed to drill 3 additional wells at an estimated cost to us of approximately $280,000, with the balance (approximately $995,000) to be paid by joint owners in the properties, including certain affiliated investors. For the six months ended December 31, 2001 we invested $520,000 in our oil and gas properties compared to approximately $346,000 for the six month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2002.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

Results of Operations
---------------------

December 31, 2001 Compared to December 31, 2000
-----------------------------------------------

For the six months ended December 31, 2001 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the six months ended December 31, 2001 decreased approximately $1,233,000 from $1,690,000 to $457,000, a 73% decrease. This decrease reflects an erosion of prices and reduced production volumes in California. Our share of sales of oil and gas for the six month period ended December 31, 2001 were 1795 barrels of oil and approximately 123,000 MMBTU of gas with the price received for oil at $19.77 per barrel and $2.87 per MMBTU for gas. This is a decrease in total oil production compared to the 2441 barrels of oil produced in the first half of fiscal 2001, and a decrease in natural gas production of 51,000 MMBTU when compared to the approximately 172,000 MMBTU of gas production achieved during the first half of 2001. As discussed in Liquidity and Capital Revenues, a significant factor resulting in the substantial decrease in revenues during the last six months of 2001 was a decrease in the prices received for our production when compared to prices of $24.04 and $10.16 received for oil and gas respectively during the first half of 2001.

Oil and gas production costs decreased $56,254 when compared to last six month period, from $124,527 to $68,273. Production costs decreased approximately $62,000 due to the elimination of non-recurring workover costs for recompleting wells in upper producing zones. Production costs increased approximately $6,000 because of the addition of new wells and compression costs associated with older producing wells.

Depletion, depreciation and amortization decreased $83,279 or 58% for the six month period, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 1% from $303,500 to $307,500 for the six months ended December 31, 2001. This increase is primarily due to salary and office rental increases, and was offset by the receipt of approximately $10,000 from Aspen Power Systems for the services of our president R. V. Bailey.

As a result of our operations for the six months ended December 31, 2001, we ended the period with a net loss of $134,500 after taxes compared to net income of $1,061,000 for the year earlier. This loss of approximately $134,500 is due to a decrease in production and the price received for our oil and gas as discussed earlier as well as the fact that our depletion costs rose substantially during the six month period ending December 31, 2001.

Interest and other income increased approximately $7,000 to $36,205 and is due to our maintaining a greater balance of funds in our invested cash accounts, and the realization of approximately $5,000 from the sale of geological data in Alaska.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                          ASPEN EXPLORATION CORPORATION




                                          /s/  R. V. Bailey
                                          -------------------------------
                                          By:  R. V. Bailey,
February 7, 2002                               Chief Executive Officer,
                                               Principal Financial Officer