Form 10KSB
period 2002-06-30
ASPEN EXPLORATION CORP
filed 2002-09-26
CIK 319458

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

                     For the fiscal year ended June 30, 2002

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
                         ------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                         ---  ---

     Aspen's revenues for the fiscal year ended June 30, 2002 were $869,522.

     At September 19, 2002, the aggregate market value of the shares held by non-affiliates was approximately $1,153,567.90. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($0.305) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,782,190).

     At September 19, 2002, there were 5,863,828 shares of common stock (Aspen's only class of voting stock) outstanding.

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

Summary of Our Business

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is 303-639-9863. Our websites are www.aspenexploration.com and www.aspnx.com and our email address is aecorp2@qwest.net. We are currently engaged primarily in the exploration and development of oil and gas properties in California. We also have a 25% interest in Aspen Power Systems, LLC, a company we incorporated to investigate, finance, and construct electrical power generation projects. We have also acquired some acreage in Colorado for a possible coalbed methane project.

     Oil and Gas Exploration and Development. Our major emphasis has been participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. We engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of our management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, we have identified and will continue to identify prospects that we believe are suitable for drilling and acquisition.

     Currently, our primary area of interest is in the state of California. We have acquired a number of interests in oil and gas properties in California, as described below in more detail. In addition, we also act as operator for most of our producing wells and receive management fees for these services.

     Aspen has information on hand which indicates coal deposits exist under the approximate 2,074 acres of leases which Aspen has obtained in Arapahoe and Elbert Counties, Colorado. We do not know if it is possible or economically feasible to produce any coalbed methane which may exist on these leases. The leases are paid-up oil and gas leases (which include coalbed methane) with a three year term and are renewable for an additional two years. As of June 30, 2002 we have approximately 2,074 gross and net acres of nonproducing leasehold in Colorado. We do not intend to proceed with exploration and development of these properties on our own, rather, we intend to farm out the project to another party. There is no assurance we will be successful in so doing.

     Mineral Exploration and Development. During fiscal 1997 and 1998, we also focused our attention on uranium deposits in sandstone in Wyoming.

     We have curtailed, for the time being, exploration for precious metals in Alaska and for uranium in Wyoming. We believe that pursuing activities in the mineral segment would not be beneficial to Aspen at the present time.

     Power Generation. In 1999, we formed a subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability company to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines. Our objectives for APS were to seek opportunities or situations where our analysis indicated that a gas turbine generation plant could be constructed and operate profitably. Any plant construction will require a significant amount of capital for property acquisition, permitting, engineering and design, and construction. Neither Aspen nor the other owners of APS will be able to provide this required capital. Consequently, any such activities will likely require the availability of funds from third parties, and we cannot offer any assurance that such funding will be available when needed on commercially-reasonable terms. Currently Aspen owns a 25% interest in APS and we are continuing to provide certain administrative services to APS. APS reimburses us for the salary of R. V. Bailey when he is working on matters for APS.

     APS reimbursed us $42,700 for the 2001 fiscal year, and $10,406 for the 2002 fiscal year. At June 30, 2002 APS had paid us for all chargeable time of our president.

     APS is currently being managed by Larry Baccari of Sheridan, Wyoming, an electrical engineer with experience in constructing turbine power plants. The board of directors of APS consists of Mr. Baccari, R. V. Bailey, President of Aspen Exploration, and Ray K. Davis, accounting consultant to Aspen Exploration.

     In addition to Aspen, Messrs. Bailey, Baccari and Davis each own 25% of APS. We account for our 25% interest in APS using the equity method of accounting. As of December 31, 2001 (APS's most current reporting period), we recorded net ordinary loss of $27,971 from APS. During fiscal 2002, we advanced an additional $5,500 to APS. As of this writing, APS has not repaid that amount.

     Although APS has attempted to undertake projects with other power producers (and received reimbursement of $246,000 in fees and expenses relating to our Solano, California, project from a third party), there is currently no project being actively pursued. We are now reviewing our possible options with regard to the projects we had previously considered and other possibilities for the future. See Item 12 for more information regarding APS.

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

     Conversely, we may from time to time participate in drilling prospects offered by other persons if we believe that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach allows us to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where we offer the participation to others (known as "farm-outs"). As of this writing, we have participated in the drilling of two farm-in wells.

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2002 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2002, crude oil and natural gas sales and revenues from operating oil and gas properties accounted for $828,150, or 95% of our total revenues; while $41,372, or 5% was from interest and other income.

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

     Dependence Upon One or a Few Major Customers: We generally sell our oil and gas production to a limited number of companies. In fiscal 2002 we obtained more than 10% of our revenues from sales to Phillips Petroleum, Calpine Corporation and Slawson Corporation; in 2001 more than 10% of our revenues derived from Tosco Refining Company, Calpine Corporation and Enserco Energy, Inc. We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas.

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

Employees.

     At June 30, 2002, we employed three full-time persons. We also employ independent contractors and other consultants, as needed.

ITEM 2.  PROPERTIES
-------------------

General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found in below in this Item 2 as well as in the notes to our financial statements.

Drilling Activity:

     During the fiscal year ended June 30, 2002 we participated in the drilling of 6 gross (1.32 net) wells, of which 4 gross (.98 net) were completed as gas wells and 2 were dry holes. Of the 6 wells drilled, 2 operated gas wells were drilled in the Sour Grass Prospect, 2 operated gas wells were drilled in the Kirk-Buckeye Field, 1 operated dry hole was drilled in Kern County, and 1 non-operated dry hole was drilled in the Van Sickle Island Field.

Kirk-Buckeye Field, Colusa County, California

     The Kuppenbender #20-3 was Aspen's second well in the Kirk-Buckeye field area in Colusa County, California and was drilled to a depth of 9,000 feet. Production casing was run based on promising mud log and electric log responses which indicated a possible 50 feet of pay. This well was tested from a Forbes interval at a stabilized gas rate of 2,423 MCFPD (million cubic feet per day) of high quality natural gas. The shut in tubing pressure was 4,250 psig and the shut in casing pressure was 4,290 psig. Gas sales commenced in late June at a rate of 550 MCFPD. An additional potential gas zone exists behind-pipe in this well. Aspen's first well in this field, the Armstrong #17-4, was drilled in July 2001 to a depth of 9,000 feet and tested gas at 2,000 MCFPD. Gas production commenced in September 2001 at a self-imposed restricted rate of 500 MCFPD and is still producing at 450 MCFPD after one year of production. Aspen is the operator of both of these wells and has a 36% working interest in the Armstrong #17-4 and a 15.2% working interest in the Kuppenbender #20-3. Aspen plans to drill another well in this field, the Kuppenbender #20-2, in the fall of 2002.

     In other future plans in this area, Aspen will commence drilling on its 600 acre Canal Prospect, located approximately 3 miles southwest of the Kirk-Buckeye wells, in September 2002. The first well on this prospect, the McCullough #36-1, will be drilled to a depth of 9,200 feet and has numerous targets in the Forbes formation in addition to shallower objectives.

Sour Grass Prospect, Tehama County, California
----------------------------------------------

     The Sour Grass prospect area is a 2,800 acre play located in southern Tehama County. In this project, for which a 7.5 square mile area 3-D seismic survey has recently been acquired, Aspen has a 23.33% operated working interest. There is also abundant well data for the area as well as previous 2-D seismic survey information. Five to ten prospective locations have been identified through an analysis of the data, with numerous pay zones from 2,000 to 6,000 feet in depth. Historic production from older wells has been quite good, with initial production from individual wells often exceeding 2,000 MCFPD and total ultimate gas reserves in the 1 to 2 BCF (billion cubic feet) range per well. Drilling of the first two wells in this project resulted in two producers.

     The Porter #26-2 was directionally drilled in May 2002 to a depth of approximately 6,750 feet and encountered several prospective gas zones in the Forbes formation. One of these zones was tested at a rate of approximately 2,000 MCFPD of high quality natural gas but rapidly declined. The well was recompleted in July 2002 and is currently producing 350 MCFPD. The other behind-pipe zones in this well will be produced in the future.

     The Leal #22-1, the second well drilled on the Sour Grass prospect, was also drilled to a depth of 5,600 feet and completed in May 2002. This well tested in excess of 600 MCFPD from various intervals in the Forbes formation and has been flowing at a stable rate of 425 MCFPD.

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

     Aspen did not drill any wells in this field during the current fiscal year. Aspen has drilled a total of 12 productive gas wells out of 15 attempts, an 80% success rate. Cumulative gross production from the field is in excess of 9.2 BCF of natural gas. The field is productive from 10 separate horizons ranging in depth from 9,000 feet to 12,000 feet. Aspen has extended the former field limits by 2 miles to the northeast and discovered new pay horizons. Current gross production is in excess of 1,000 MCFPD of high quality natural gas (1097 BTU) with numerous behind-pipe zones in many of the wells.

Drilling Activity:

         The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 2000, 2001 and 2002:

                                      Drilling Activity
                                      -----------------

                       Gross Wells                     Net Wells
                       -----------                     ---------------------
Year                   Total    Producing    Dry       Total    Producing    Dry
----                   -----    ---------    ---       -----    ---------    ---

2000 Exploratory        11          8         3         1.61      1.29       .32
2001 Exploratory        10          6         4         1.22       .58       .64
2002 Exploratory         6          4         2         1.32       .98       .34

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting).
--------------------------------------------------------------------------

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2000, 2001, and 2002, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                Years Ended June 30,
                                                --------------------
                                        2002              2001             2000
                                        ----              ----             ----
         Net Production
         --------------
         Oil (Bbls)                     3,055             5,206            6,282
         Gas (MMcf)                       227               377              384

         Average Sales Prices
         --------------------
         Oil (per Bbl)                 $20.20            $26.64           $22.58
         Gas (per Mcf)                 $ 2.78            $ 9.20           $ 2.94

         Average Production Cost 1
         -----------------------
         Per equivalent
           Bbl of oil                  $11.21            $ 7.53           $ 4.90

         Average Lifting Costs 2
         ---------------------
         Per equivalent
           Bbl of oil                  $ 2.86            $ 1.65           $ 1.44

1 Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

2 Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Productive Wells and Acreage:

Gross and Net Productive Oil and Gas Wells, Developed Acres, and Overriding
---------------------------------------------------------------------------
Royalty Interests.
-----------------

     Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth Aspen's leasehold interests in productive and shut-in oil and gas wells, and in developed acres, at June 30, 2002:


                           Producing and Shut-In Wells
                           ---------------------------

                                        Gross                  Net 1
                                        -----                  ----
          Prospect                 Oil      Gas       Oil      Gas
          --------                 ---      ---       ---      ---

          California:
          Armstrong 17-4           --       1         --       0.36000
          Brandt 16X               1        --        0.18     --
          Brandt 26X               1        --        0.1343   --
          Comber 4                 --       1         --       0.03000
          Cygnus 2                 --       1         --       0.05125
          Deane 1                  --       1         --       0.12938
          Dragon 1                 --       1         --       0.28350
          Eastby 36-2              --       1         --       0.07770
          Elektra 1                --       1         --       0.07560
          Emigh 3-1                --       1         --       0.23800
          Emigh 34-1               --       1         --       0.28800
          Emigh 35-1               --       1         --       0.28525
          Emigh 35-2               --       1         --       0.32800
          Emigh 35-3               --       1         --       0.11900
          Emigh 35-4               -        1         --       0.05125
          Emigh 35-5               --       1         --       0.23800
          Firestone 1-10           --       1         --       0.03850
          Gay Unit                 --       2         --       0.42000
          Gay Unit 12-1            --       1         --       0.10500
          Grey Wolf 1              --       1         --       0.18000
          Houghton 25-1            --       1         --       0.07770
          Johnson Unit             --       4         --       0.84000
          Kuppenbender 20-3        --       1         --       0.15200
          Leal 22-1                --       1         --       0.23334
          Pinheiro 1-10            --       1         --       0.01890
          Pinheiro 2-10            --       1         --       0.01890
          Porter 26-2              --       1         --       0.23334
          Sanborn 3-3              --       1         --       0.12762
          Sanborn 4-10             --       1         --       0.02979
          Sciortino 1-7            --       1         --       0.03000
          Tiahrt 1-4               --       1         --       0.03617
          Zimmerman 1-24           --       1         --       0.23334

          TOTAL                     2       34        0.3143   5.32953




1 A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

                             Developed Acreage Table
                             -----------------------

                                            Aspen's Developed Acres1
     Prospect                               Gross 2            Net 3
     --------                               -----              ---
     California:

              Denverton Creek               1,431               244
              Firestone 1-10                  160                 6
              Grey Wolf 1                     120                22
              Kirk Buckeye                    800               199
              Malton Black
              Butte Field                   2,023               321
              Phillips Acquisition          1,280                71
              Sour Grass                      694               162
              W Bellevue Ext Fld              160                25
                                            -----             -----

                       TOTAL                6,668             1,050
                                            =====             =====

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

Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2002:

                      Overriding Royalty Interests
                      ----------------------------

                                            Productive Wells          Gross
                                            ----------------          -----
     Prospect               Interest(%)     Oil      Gas              Acreage 1
     --------               -----------     ---      ---              --------

     California:
      Emigh 3-1             1.260150         --        1                160
      Emigh 35-3            1.142816         --        1                 80
      Gay Unit              5.000000         --        1                585
      Gay Unit 12-1         2.500000         --        1                 60
      Sanborn 3-3           0.101590         --        1                615

                                             --       ---              ----

                       TOTAL                 --        5              1,500
                                             ==       ==              =====

1 Consists of acres spaced or assignable to productive wells.

Undeveloped Acreage:

Leasehold Interests Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2002:


                                           Undeveloped Acreage
                                           -------------------
                                          Gross            Net
                                          -----            ---
     California:
       CIA                                 233               35
       Denverton Creek                     834               89
       Kern River Vedder                 7,415            2,175
       McCullough 36-1                     583              115
       North Orland                        235              202
       Randall Island                      639              639
       Sacreiter                           245              245
       Sour Grass                        2,141              500
       Sugarfield                           75               38
                                        ------            -----


                       Sub Total        12,400            4,038

     Colorado:
       Coalbed Methane Prospect          2,074            2,074
                                        ------            -----

                       TOTAL            14,474            6,112
                                        ======            =====

Delivery Commitments:

     We are not obligated to provide a fixed and determinable quantity of oil and gas in the future under existing contracts and agreements.

Drilling Commitments:

     At June 30, 2002, we were committed to the following drilling and development projects in California:

          Project                                               Aspen Cost
          -------                                               ----------

          Klingenberg 24-1                                       $115,000
          Kuppenbender 20-2                                        65,000
          McCullough 36-1                                          65,000
          HSRCC 1                                                  10,000
                                                                 --------

          Total                                                  $255,000
                                                                 --------

Reserve Information - Oil and Gas Reserves:

     Cecil Engineering, Inc evaluated our oil and gas reserves attributable to our properties at June 30, 2002. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based in numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Estimated Proved Reserves/ Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2000 and 2001. See
Note 9 to the Consolidated Financial Statements and the above discussion.

Estimated Proved Reserves
-------------------------

          Proved Reserves                       Oil (Bbls)           Gas (Mcf)
          ---------------                       ----------           ---------

          Estimated quantity, June 30, 2000        15,000            2,373,000

            Revisions of previous estimates         1,000             (362,000)
            Discoveries                             2,000              589,000
            Production                             (5,000)            (377,000)
            Purchased reserves                          0               20,000
                                                ---------            ---------

          Estimated quantity, June 30, 2001        13,000            2,243,000
                                                ---------            ---------

            Revisions of previous estimates         2,000             (115,000)
            Discoveries                                 0              258,000
            Production                             (3,000)            (227,000)
            Purchased reserves                          0               51,000
            Sold reserves                          (1,000)                   0
                                                ---------            ---------

          Estimated quantity, June 30, 2002        11,000            2,210,000
                                                =========            =========

                       Developed and Undeveloped Reserves
                       ----------------------------------

                               Developed       Undeveloped          Total
                               ---------       -----------          -----
     Oil (Bbls)
           June 30, 2001           9,000             4,000          13,000
           June 30, 2002           7,000             4,000          11,000

     Gas (Mcf)
           June 30, 2001         584,000         1,659,000       2,243,000
           June 30, 2002         482,000         1,728,000       2,210,000

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 9 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended June 30, 2002.

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



Office Facilities:

     Our principal office is located in Denver, Colorado. We also have offices located in Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2002 for a lease rate of $1,201 per month.

     Aspen also subleases from R.V. Bailey, its president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month-to-month basis for $500 per month.

     We pay $732 per month for the Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease expires February 2, 2003.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 2002, or any subsequent period.

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

     The OTCBB adopted new rules that result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. At June 30, 2001 and 2002, we believe that we were in full compliance with these rules.

                                              Quarter Ended
                                              Sept., 2001      Dec., 2001        March, 2002      June 30, 2002
Common Stock ("ASPN")
                                    High      $1.35            $1.00             $.73             $.73
                                    Low       $0.77            $0.63             $.54             $.55



                                              Quarter Ended
                                              Sept., 2000      Dec., 2000        March, 2001      June 30, 2001

Common Stock ("ASPN")
                                    High      $.53125          $.9375            $1.4375          $2.50
                                    Low       $.375            $.40625           $.6875           $1.25


                                                       12



Holders:

     As of June 30, 2001 and 2002, there were approximately 1,319 and 1,197 holders of record of our Common Stock, respectively. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in `street name.'

Dividends:

     We have never declared or paid a cash dividend on our Common Stock. We presently intend to retain our earnings to fund development and growth of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements.

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2002, or subsequently, and we have paid no cash dividends on its common stock since inception. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2002.

-------------------------------------------------------------------------------------------
                           Equity Compensation Plan Information (1)

-------------------------------------------------------------------------------------------
 Plan Category           Number of        Weighted-average        Number of securities
 and Description       Securities to be    exercise price of     remaining available for
                         issued upon         outstanding       future issuance under equity
                         exercise of      options, warrants,     compensation plans
                         outstanding          and rights          (excluding securities
                          options,                               reflected in column (a))
                        warrants, and
                           rights
                             (a)                 (b)                       (c)
--------------------- ------------------ --------------------- ----------------------------
--------------------- ------------------ --------------------- ----------------------------
Equity compensation
plans approved by
security holders                         $
--------------------- ------------------ --------------------- ----------------------------
--------------------- ------------------ --------------------- ----------------------------
Equity compensation
plans not approved
by security holders   676,000            $0.57                 NA
--------------------- ------------------ --------------------- ----------------------------
--------------------- ------------------ --------------------- ----------------------------
Total                 676,000            $0.57                 NA
--------------------- ------------------ --------------------- ----------------------------
--------------------- ------------------ --------------------- ----------------------------


(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

                                       13



Recent Sales of Unregistered Securities -- Item 701 Disclosure.

The following sets forth information regarding sales of unregistered securities within the past two years as required by Item 701 of Regulation S-B.


----------------------- ------------- ------------- ------------ ---------------- -----------
     Name and               Date       Number of     Offering     Registration    Option
Principal Position                      Common        Price        Exemption     Exercise
                                      Shares Sold       ($)                       Price Per
                                          (#)                                     Share ($)
----------------------- ------------- ------------- ------------ ---------------- -----------
R. K. Davis,             2/27/2001      100,000       26,000        Rule 144         .26
consultant, options
exercised
----------------------- ------------- ------------- ------------ ---------------- -----------
----------------------- ------------- ------------- ------------ ---------------- -----------
J. L. Shelton, office    2/27/2001      100,000       26,000        Rule 144         .26
manager, options
exercised
----------------------- ------------- ------------- ------------ ---------------- -----------
----------------------- ------------- ------------- ------------ ---------------- -----------
R. V. Bailey, officer    6/11/2001      200,000       52,000        Rule 144         .26
& director, options
exercised
----------------------- ------------- ------------- ------------ ---------------- -----------
----------------------- ------------- ------------- ------------ ---------------- -----------
R. A. Cohan, officer     1/06/2001      200,000       52,000        Rule 144         .26
& director,
options exercised
----------------------- ------------- ------------- ------------ ---------------- -----------
----------------------- ------------- ------------- ------------ ---------------- -----------
R. F. Sheldon,           12/17/2001      80,000       20,800        Rule 144         .26
director, options
exercised
----------------------- ------------- ------------- ------------ ---------------- -----------
----------------------- ------------- ------------- ------------ ---------------- -----------
Total                                   680,000       176,800                        .26
----------------------- ------------- ------------- ------------ ---------------- -----------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATION
---------

Overview:

     Founded in 1980, Aspen Exploration Corporation is an oil and gas company, which participates in the oil and gas segment by acquiring interest in producing oil and gas properties, and participating in drilling operations. Historically we have also participated in exploration for precious minerals and, in uranium exploration.

     In fiscal 2000, we expanded our business scope to include a goal of participating in the electric power segment. We are not currently actively pursuing either precious minerals exploration or participation in the electric power segment (although we retain our 25% interest in APS as described above).
We have also acquired an interest in leases for approximately 2,074 acres which we believe contain coalbed methane gas deposits.

Critical Accounting Policies and Estimates:

     We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated
Financial Statements.

Reserve Estimates:
-----------------

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

                                       14

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

Property, Equipment and Depreciation:
------------------------------------

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

Liquidity and Capital Resources:

     During prior years, we had to finance many of our oil and gas operations through short-term borrowings, which were paid back out of the funds generated from our operations. During fiscal 2002 and 2001, we were able to finance all of our oil and gas operations from funds generated from operations and through farmout agreements and other forms of third party participation. In fiscal 2001 we received cash flow from operations of nearly $3.8 million, a significant portion of which was due to our positive net income of $2.5 million (which, in turn, was due to abnormally high prices we were receiving for our California natural gas production). We also increased our accounts payable and accrued expenses by almost $925,000 during fiscal 2001 which also had a positive impact on cash flow from operations. At the end of the 2001 fiscal year, we had working capital in excess of $1.8 million. We used these funds to finance our use of cash in operations ($640,954) and use of cash in investing activities ($1,138,628) during the 2002 fiscal year, resulting in working capital of $844,599 remaining at year-end 2002.

     We did not have sufficient cash available to assist us in financing our operations in prior years, and we may not in future years, since our ability to generate working capital depends almost entirely on the prices we receive for our natural gas production. For example, during the 2000 fiscal year, we withdrew $125,000 against a split dollar life insurance plan to provide financing for our operations and to pay interest in the amount of $30,430. Previously, during October of 1997, we borrowed $130,000 from an affiliate to finance our share of drilling an offset well on the Denverton Creek property. At June 30, 2001, the $155,430 insurance loan was paid in full and the balance due to the affiliate was also paid in full from cash made available by operations. Because of our working capital surpluses through 2002, we did not need to borrow any funds for operations or investing activities. We cannot now predict whether we will be required to borrow funds or find alternative means of financing operations during the fiscal year ending June 30, 2003.

June 30, 2002 as compared to June 30, 2001
------------------------------------------
                                           June 30, 2002       June 30, 2001
                                           -------------       -------------
     Current Assets                        $1,333,221          $3,303,463
     Current Liabilities                   $  488,622          $1,480,947
     Working Capital                       $  844,599          $1,822,516
     Investments in Oil & Gas
     Properties/Drilling Activities        $1,195,536          $1,370,905

     Compared to fiscal 2001, there was a 54% decrease in working capital. Our investment in drilling projects and the acquisition of producing properties of approximately $1,200,000 accounted for much of the decline in current assets. 2002 was a successful drilling year for us, having participated in the drilling of six wells in California, four of them successful, for a 67% success ratio. During 2002 we also acquired various interests in producing properties located in California as well as increasing our working interests in three wells in the Denverton Creek field. We believe that the increased revenues derived from the late year drilling activities and acquisitions will have a positive effect on next year's working capital and contribute significantly to our cash flow in the year ahead. However, the average price we received during fiscal 2002 for our oil and gas was $20.20 per barrel and $2.78 per MCF compared to $26.64 per barrel and $9.20 per MCF for fiscal 2001. Given the current downturn of our economy, we do not see any significant improvement, other than seasonal adjustments, to natural gas prices in the short term. The price for oil has been stable to improving due to unrest in the Middle East, but we derive only a small portion of our revenue from oil sales. Our capital requirements can fluctuate over a twelve month period because our drilling activities are usually carried out during California's dry season (from late April until October) after which wet weather either precludes further activity or makes it cost prohibitive.

Investments in Oil and Gas Properties/Drilling Activities
---------------------------------------------------------

     We invested $1,370,905 and $1,195,536 in our oil and gas properties for the fiscal years ended June 30, 2001 and 2002. While we have not finalized drilling plans for fiscal 2003, we have committed to participate in the drilling of 4 wells through June 2003, with our share of drilling costs estimated to be approximately $255,000, and we anticipate additional drilling will occur in fiscal 2003. We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. We have eliminated our outstanding loans in fiscal 2001 but may be required to again seek outside funding to facilitate our fiscal 2003 drilling program.

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

Aspen Power Systems, LLC
------------------------

     During fiscal 1999 and 2000, we dedicated certain cash resources to APS to investigate the economic possibilities of the sale, design, construction and/or operation of gas turbines to produce electricity. Through June 30, 2000, we expended approximately $130,000 on this project, $45,657 of which was expensed in the twelve months ended June 30, 2000. During fiscal 2001, we advanced a further $20,000 to defray APS operating costs which were recorded as a receivable at June 30, 2001. During fiscal 2002 an additional $5,500 was advanced to APS to retire existing obligations of APS. Both the $20,000 and $5,500 advances were expensed by us at June 30, 2002. The funding to APS came from our operating funds derived from oil and gas production. As discussed above, we did not assign a value to the $130,000 note receivable due from APS and do not anticipate any significant future requirements to fund further projects of APS.



Contractual Obligations

     We had contractual and other obligations that will require use of our working capital resources as of June 30, 2002. The following table lists our significant obligations at June 30, 2002:

                                                    Payments Due By Period
                                -------------------------------------------------------------

                                Less than
     Contractual Obligations    1 year       2-3 years    4-5 years    After 5 years    Total
     -----------------------    ------       ---------    ---------    -------------    -----
     Operating leases           $13,062       $-0-             $-0-        $-0-        $13,062
                                -------       ----             ----        ----        -------

     Total contractual
       cash obligations         $13,062       $-0-             $-0-        $-0-        $13,062
                                =======       ====             ====        ====        =======


     At June 30, 2002, we were committed to the following drilling and development projects in California:

                  Project                                     Aspen Cost
                  -------                                     ----------

                  Klingenberg 24-1                            $115,000
                  Kuppenbender 20-2                             65,000
                  McCullough 36-1                               65,000
                  HSRCC 1                                       10,000
                                                              --------

                  Total                                       $255,000
                                                              ========

     We lease corporate offices in Denver, Colorado with support offices in Castle Rock, Colorado and Bakersfield, California. The Denver office lease expires December 31, 2002, the Bakersfield office lease expires February 28,
2003 and the Castle Rock office is leased on a month to month basis. Combined yearly lease payments are approximately $13,062.

     In addition to office leases, we are responsible for various compressor rentals located on our California producing properties. These leases are on a month to month basis and total approximately $21,500 per year.

                                       17

Results of Operations:

     We continued to focus our operations on the production of oil and gas and the investigation for possible acquisition of producing oil and gas properties during the twelve months ended June 30, 2002.

June 30, 2002 as compared to June 30, 2001
------------------------------------------

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                            Year Ended
                                                             June 30,
                                                      -----------------------
                                                       2002             2001
                                                      ------           ------

     Oil and Gas Revenues(a)                       $   828,150      $ 3,867,482
     Oil and Gas Production Expenses                  (117,014)        (122,114)
     Depreciation, depletion and amortization         (358,912)        (412,688)
     Total operating expenses                         (630,585)        (567,833)
                                                   -----------      -----------
                                                       278,361        2,764,847
     Other income                                       41,372           73,081
                                                   -----------      -----------
     Operating Income (loss)                          (236,989)       2,837,928
     Income tax (expense) recovery                     114,904         (339,424)
                                                   -----------      -----------
     Net income (loss)                             $  (122,085)     $ 2,498,504
                                                   ===========      ===========

         (a) Oil and gas revenues includes income from management fees

Oil and Gas Revenues
--------------------

     For the twelve months ended June 30, 2002, oil and gas revenues decreased $3,039,332, a 79% decline. There were two major reasons for the decline in oil and gas revenues, production declines and prices. The average price decreased for gas (our major source of revenue) declined from $9.20 per MCF in 2001 to $2.78 in fiscal 2002. The average price in fiscal 2001 was impacted positively by the uncertainties in the California electric generation market caused by the state's deregulation of the wholesale portion of that market. The resolution of the long term electrical generation problems in California and the return to more normal weather conditions during the summer months drove the price of natural gas down to more traditions levels. Production declines in our more mature producing properties had an adverse effect on revenues in fiscal 2002. Oil production declined 2,151 barrels, or 41% when comparing fiscal 2002 to fiscal 2001. This production decline was primarily due to the sale of our Arco wells in Kern County during the third quarter of fiscal 2002. Gas production declined 150,000 MCF from 377,000 MCF in fiscal 2001 to 227,000 in fiscal 2002, a 40% decline. Abandonment of uneconomic wells in our Denverton Creek field and normal production declines of our more mature properties contributed to the overall reduction in produced reserves. However, the drilling of four successful wells and the acquisition of several producing properties from unaffiliated third parties late in fiscal 2002 should mitigate these declines in the coming months.

Oil and Gas Production Expenses
-------------------------------

     Oil and gas production expenses decreased $5,100, or 4%. While we had a larger number of producing wells in fiscal 2002, our recompletion and workover expenses were lower than fiscal 2001 and we sold 2 oil wells with high operating costs.

     Depletion, depreciation and amortization decreased $53,776, or 13% from $412,688 in fiscal 2001 to $358,912 in fiscal 2002. While the depletable assets in the full cost pool increased by approximately $1,120,000 in fiscal 2002, the proved, recoverable reserves of oil and gas decreased from BOE 387,000 (barrel of oil equivalent) in fiscal 2001 to BOE 380,000 in fiscal 2002, a 1% decrease. While our reserves held fairly constant, our production rate declined by approximately 28% causing the decline in depletion expense.

     Selling, general and administrative expenses increased $44,722 or 8% during fiscal 2002, due to higher salary, consulting, audit and temporary services. We continue our commitment to contain costs and increase cash flow wherever possible.

     As a result of our operations for the fiscal year ended June 30, 2002, we ended the year with a net loss of approximately $237,000 before recovery of income taxes of approximately $115,000, compared to net income of approximately $2,838,000 before a provision for income taxes of approximately $340,000. This loss was directly attributable to a decline in both price and production rates as discussed above as well as the 8% increase in general and administrative costs. An Aspen Power expense of $25,500 represents a one time write off of monies advanced to our affiliate and should not be considered a recurring item. Interest and other income declined approximately $31,700, or 43%, and is primarily due to declining interest rates received on our invested funds.

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

     (10) Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of the date of this Form 10-KSB, approximately 2,849,367 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.



ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The information required by this item begins on page 32 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE  WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------

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

Name                 Age    Position                               Class          Director Since
----                 ---    --------                               -----          --------------
R. V. Bailey         70     President, Chief Executive Officer,    I              1980
                            Chief Financial Officer, Treasurer
                            and Director

Robert F. Sheldon    79     Director                               II             1981

Robert A. Cohan      46     President, West Coast Division,        III            1998
                            Secretary, and Director

     Each of the directors will be up for reelection at the next annual meeting of stockholders and until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We do not expect to hold an annual meeting during fiscal 2003.

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

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 41 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States.
He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception.

     Robert F. Sheldon. Mr. Sheldon obtained a Bachelor of Science degree in
Geological Engineering from the University of British Columbia in 1948. He served a total of approximately 40 years at various mining companies, with his experience covering a wide range of mineral commodities including gold, silver,

                                       20

copper, uranium, lead, zinc, nickel, mercury, molybdenum and tungsten. He is a member of the Professional Engineers of British Columbia, the Society of Mining Engineers, the Canadian Institute of Mining and Metallurgy, and the Yukon Chamber of Mines (where he served as an officer for four years). Mr. Sheldon joined Aspen's Board of Directors in April 1981.

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 23 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President (now President), West Coast Division, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

Meetings of the Board and Committees:

     The Board of directors held one formal meeting during the fiscal year ended June 30, 2002. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent six times during fiscal 2001 and three times subsequently through June 30, 2002.

     Aspen does not have an audit committee or other committee of the board that performs similar functions.

Identification of Significant Employees:

     There are no significant employees who are not also directors or executive officers as described above. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Family Relationships:

     As of June 30, 2002, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Legal Proceedings:

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of the reports it received from persons required to file, we believe that during the period from July 1, 1995 through September 19, 2002, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with. However, there was one untimely-filed filing (Form 4) for one director, Robert F. Sheldon.



ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the three years ended June 30, 2000, 2001 and 2002. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any subsidiary.

---------------------------- -------------------------------- --------------------------------------
                                   Annual compensation               Long-term Compensation
                                                                             Awards
---------------------------- -------------------------------- --------------------------------------
                                                                       Awards            Payout
------------------------------------------------------------- -------------------------- -----------
       (a)            (b)       (c)        (d)        (e)         (f)          (g)          (h)            (i)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
                                                                            Securities
                                                                  ($)       Underlying                     All
     Name and       Fiscal      ($)        ($)        ($)     Restricted    Options &       LTIP          Other
Principal Position   Year      Salary     Bonus    Other (1)    Awards       SARs (#)      Payout     Compensation (1)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. V. Bailey,        2000     100,000       0        62,262        0            0            0            11,828
President and CEO    2001     100,000       0       143,600        0            0            0            12,663
                     2002     122,900       0        34,850        0            0            0            11,565
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. A. Cohan          2000      96,041       0        99,347        0            0            0                 0
President,           2001     101,250       0       146,400        0            0            0                 0
West Coast           2002     123,300       0        34,850        0            0            0               200
Division
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------

(1) We have an "Amended Royalty and Working Interest Plan" by which we, in our discretion, are able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects.

     We have a medical insurance plan for our employees and those of its subsidiaries, and a life insurance plan for our president and chief executive officer, R. V. Bailey. This life insurance plan includes the split-dollar insurance plan for the benefit of Mr. Bailey, which is described in Note 2 to the financial statements.

     No additional compensation has been recognized as reimbursement to the president for income taxes for the years ended June 30, 2002 and 2001. Mr.
Bailey's taxable amount was $-0- for fiscal 2002 and 2001, equal to the "economic benefit" attributed to the president as defined by the Internal
Revenue Code. The Company paid no premiums during fiscal 2002 and 2001.

     We adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are immediately eligible to participate in this Plan. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 2002 and 2001, we contributed $-0- to the plan. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

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

                                       22



     During fiscal 2002, we assigned to employees royalties, which accumulated during the fiscal year ended June 30, 2002, on certain wells drilled during the year. The value assigned to these overrides is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to our employees were as follows:

                            R. V.            R. A.             J. L.
                            Bailey           Cohan             Shelton
                            ------           -----             -------

     Kuppenbender 20-3      0.756000%        0.756000%         0.288000%


Stock Options and Stock Appreciation Rights Granted during the Last Fiscal Year:

     Stock options were granted to executive officers and directors during the fiscal year ended June 30, 2002. One director exercised his options during the fiscal year ended June 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values:

     One of our directors exercised stock options during the fiscal year ended
June 30, 2002:

     The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on June 30, 2002.


                                                                  Number of securities
                                                                 underlying unexercised          Value of unexercised
                                    Shares                            options/SARs             in-the-money options/SARs
                                 acquired on       Value            at June 30, 2002               at June 30, 2002
Name and Principal Position      exercise (#)     realized      Exercisable/Unexercisable      Exercisable/Unexercisable
---------------------------      ------------     --------      -------------------------      -------------------------
R. V. Bailey
   President &  CEO........           -0-           -0-                0 /150,000                        $-0-

Robert A. Cohan
   President -
   West Coast Division.....           -0-           -0-                0 /250,000                        $-0-

Robert F. Sheldon
Director...................         80,000         $20,800             0 /150,000                        $-0-

Long Term Incentive Plans/Awards in Last Fiscal Year:

     We do not have a long-term incentive plan nor have we made any awards during the fiscal year ended June 30, 2002.

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

                                       23

On August 1, 2001 Mr. Cohan's salary was increased to $125,000 per year. Mr. Cohan's employment agreement expired by its own terms on April 15, 2002 and has not been renewed. However, we continue to pay him his salary and other benefits. Prior to February 2000, we and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California from which to conduct Aspen's business. Mr. Cohan did not charge Aspen any rent for the use of his home as a business office. Aspen agreed to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Aspen. On February 7, 2000, we entered into a three-year lease of office space in Bakersfield, California thereby alleviating the necessity of home office reimbursement to Mr. Cohan.

     During fiscal 2002 we entered into a rental agreement with R. V. Bailey to rent office space in Castle Rock, Colorado in an office building owned by Mr. Bailey. The rental amount is $6,000 per year and is on a month to month basis.

     See also Item 12(a) Transactions with Management and Others.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

         The following table sets forth as of September 19, 2002 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

                                          Beneficial Ownership        Percent
                                          --------------------        -------
Beneficial Owner                          Number of Shares            of Total
----------------                          ----------------            --------

R. V. Bailey                              1,444,403i                   24.63%

Robert A. Cohan                             790,619ii                  13.48%

Robert F. Sheldon                           284,783iii                  4.86%

All Officers and Directors as a Group     2,519,805                    42.97%
(3 persons)


The address for all of the above directors and executives officers is:

2050 S. Oneida St., Suite 208, Denver, CO 80224

     (i) This number includes 1,146,083 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, all shares held in the name of R. V. Bailey are subject to an obligation of Aspen to purchase up to 75% of the common shares of Aspen owned by Bailey at the time of his death. This obligation expires 120 days from the date of Bailey's death. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange; stock options to purchase 150,000 shares of restricted common stock; and 200,000 shares of restricted common stock that were exercised on June 11, 2001. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

     (ii) This number includes 300,000 shares of common stock granted; stock options to purchase 250,000 shares of restricted common stock; and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account.

     (iii) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997; stock options to purchase 150,000 shares of restricted common stock; and stock options granted for 80,000 shares of common stock that were exercised on December 17, 2001.

     Except with respect to Aspen's option to purchase Mr. Bailey's shares upon his death, and the employment agreement between Aspen and R. V. Bailey, which has expired on its own terms, we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Aspen.

     See Item 5, above, for information regarding securities authorized for issuance under equity compensation plans in the form required by Item 201(d) of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The following sets out information regarding transactions between officers, directors and significant shareholders of Aspen during the most recent two fiscal years and during the subsequent fiscal year.

Working Interest Participation:

     Some of the directors and officers of Aspen are engaged in various aspects of oil and gas and mineral exploration and development for their own account. Aspen has no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between Aspen and its officers and directors. We plan to enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers may participate, from time to time, in these arrangements and such transactions may be on a non-promoted basis (actual costs), although they have participated mainly on a promoted basis, but must be approved by a majority of the disinterested directors of our Board of Directors.

     R. V. Bailey, president and director of Aspen, Robert A. Cohan, president - West Coast Division and director of Aspen, and Ray K. Davis, consultant to Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2002, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                 GROSS WELLS                 NET WELLS
                               OIL         GAS             OIL       GAS
                               ---         ---             ---       ---
      Aspen Exploration         2          33             .31        4.13
      R. V. Bailey              2          25             .04         .31
      R. A. Cohan               1          25             .01         .32
      R. K. Davis               2          33             .13         .52
      J. L. Shelton             -          11              -          .02

Amended Royalty and Working Interest Plan:

     The allocations for royalty under Aspen's "Royalty and Working Interest Plan" for employees are based on a determination of whether there is any "room" for royalties in a particular transaction. In some specific cases an oil or gas property or project is sufficiently burdened with existing royalties so that no additional royalty burden can be allocated to our employees for that property or project. In other situations a determination may be made that there are royalty interests available for assignment to our employees. The determination of whether royalty interests are available and how much to assign to employees (usually less than 3%) is made on a case by case basis by Robert A. Cohan, president - West Coast Division, and R. V. Bailey, president, both of whom may benefit from royalty interests assigned. Within approximately the past two fiscal years, assignments to Mr. Cohan and Mr. Bailey have been on an equal basis, while Ms. Judy Shelton, the corporate office manager, was assigned a lesser amount. A discussion of specific royalties assigned is included in Item 10 "Executive Compensation" above.

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

Larry Baccari, R. V. Bailey and Ray K. Davis each contributed $5,000 to fund Solano operations and own a 25% interest each in the project. The managers are seeking an industry partner in order to financially assist Solano Power to build and operate the plant. At June 30, 2000 APS had expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R.
V. Bailey and Ray K. Davis of $31,050 and $7,462, respectively. At June 30, 2002 Solano had no outstanding obligations and was inactive for most of the year. APS has assumed the responsibilities of finding partners to fund the power plant. At June 30, 2001 Solano transferred its operations to Aspen Power Systems and APS has assumed the responsibility for pursuing this project.

     On September 17, 2001, we were advised by the State of California that our 25% owned project in Solano County, California has not been selected by the California Power Commission for further negotiations. We are now reviewing other possible options with regard to the future, if any, of this project.

Aspen Borrowings:

     During fiscal 2000 Aspen borrowed an additional $125,000 against the cash surrender value of the split dollar life insurance policy and that amount plus accrued interest of $30,430 at 6% per annum was outstanding at June 30, 2000. On October 5, 2000, these amounts were repaid in full.

     We borrowed $130,000 from Ray K. Davis (a director of APS and a consultant to Aspen) on October 15, 1997 for the drilling and completion of the Emigh 2-1 payable over 36 months. This loan bore interest of 11.2% and was paid in full during August 2000.

Other Arrangements:

     In addition, during the fiscal year 2002 Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Our president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of less than $5,000 for the fiscal years ended June 30, 2002 and 2001, respectively. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2002 and 2001, Aspen provided one vehicle each to Aspen's president and to an officer/director.

     We also have entered into an employment agreement, which has expired, and a Stock Purchase Agreement with our president, as discussed in "Item 10 - Employee Compensation" and "Item 11 - Security Ownership."

     We sublease a portion of our president's office in a building owned by him in Castle Rock, Colorado on a month to month basis for a monthly fee of $500.

Certain Business Relationships:

     None.

(1)-(5) Indebtedness of Management:

     None.

Transactions with Promoters:

     Not applicable.

Compensation Agreements:

     Please refer to the prior section, Item 10. Executive Compensation, describing the employment agreements between the Company and Messrs. Bailey and Cohan.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit No.                          Title
-----------         ----------------------------------------------------------

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



1    Incorporated by reference from Commission File No. 2-69324.

7 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

8 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

9 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).


Reports on Form 8-K.

     No Report on Form 8-K was filed by the Company during the fiscal year ending June 30, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.
----------------------------------

     (a) Item 307(a) of Regulation S-B is not applicable to the Company pursuant to the transition provisions found in the third sentence of part V of Rel. 34-46427 (August 29, 2002).

     (b) Item 307(b) of Regulation S-B is applicable to the Company, but there is no disclosure of significant changes in the Company's internal controls because the Company has not conducted an evaluation of the internal control procedures.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     September 19, 2002

                                            ASPEN EXPLORATION CORPORATION,
                                            a Delaware Corporation


                                            By:  /s/  R. V. Bailey
                                               --------------------------------
                                                      R. V. Bailey
                                                      President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer and
                                                      Chairman of the Board


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Date           Name and Title                 Signature

September 19, 2002        R. V. Bailey                   /s/  R. V. Bailey
                          Principal Executive Officer,   ----------------------
                          Principal Financial Officer         R. V. Bailey
                          Chairman of the Board
                          Director


September 19, 2002        Robert F. Sheldon             /s/  Robert F. Sheldon
                          Director                      -----------------------
                                                             Robert F. Sheldon



September 19, 2002        Robert A. Cohan               /s/  Robert A. Cohan
                          Director                      -----------------------
                                                             Robert A. Cohan

CERTIFICATIONS - principal executive and financial officers
-----------------------------------------------------------

I, R.V. Bailey, Chief Executive Officer and Chief Financial Officer of Aspen Exploration Corporation, certify that:


1. I have reviewed this annual report on Form 10-KSB of Aspen Exploration Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 19, 2002                   /s/  R. V. Bailey
                                            -----------------------------------
                                                 R. V. Bailey, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer
                                                 (principal executive and
                                                 financial officer)

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors' Report.......................................31

Financial Statements as of June 30, 2002 and June 30, 2001:

Consolidated Balance Sheets..................................................32

Consolidated Statements of Operations........................................34

Consolidated Statement of Stockholders' Equity...............................35

Consolidated Statements of Cash Flows........................................36

Notes to Consolidated Financial Statements...................................37

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2002 and 2001, and the results of their consolidated operations and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/  GORDON, HUGHES & BANKS, LLP
----------------------------------
     GORDON, HUGHES & BANKS, LLP


Greenwood Village, Colorado
August 30, 2002



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                         June 30,
                                                                    2002           2001
                                                                -----------    -----------


Current Assets:

  Cash and cash equivalents, including $822,060 and
    $2,636,342 of invested cash in 2002 & 2001, respectively
    (Note 1) ................................................   $   916,001    $ 2,695,583

  Precious metals (Note 1) ..................................        18,823         18,823

  Accounts & trade receivables ..............................       365,705        550,785

  Accounts receivable - related party (Notes 1 and 7) .......        12,872         23,374

  Prepaid expenses ..........................................        19,820         14,898
                                                                -----------    -----------

  Total current assets ......................................     1,333,221      3,303,463
                                                                -----------    -----------

Investment in oil & gas properties, at cost (full cost method
    of accounting) (Note  9) ................................     5,427,741      4,297,306

    Less accumulated depletion and valuation allowance ......    (2,262,649)    (1,921,413)
                                                                -----------    -----------
                                                                  3,165,092      2,375,893
                                                                -----------    -----------
Property and equipment, at cost:

  Furniture, fixtures &  vehicles ...........................       112,562        104,368

    Less accumulated depreciation ...........................       (45,810)       (28,133)
                                                                -----------    -----------
                                                                     66,752         76,235
                                                                -----------    -----------

Cash surrender value, life insurance (Note 2) ...............       239,095        239,095
                                                                -----------    -----------

Total assets ................................................   $ 4,804,160    $ 5,994,686
                                                                ===========    ===========

                                    (Statement Continues)
                       See Summary of Accounting Policies and Notes to
                             Consolidated Financial Statements

                                            32



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (Continued)


                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   June 30,
                                                              2002         2001
                                                           ----------   ----------

Current liabilities:

  Accounts payable and accrued expenses ................   $  236,587   $1,034,114

  Accounts payable - related party (Note 7) ............       21,260       43,452

  Advances from joint interest owners ..................      230,775      403,381

                                                           ----------   ----------
  Total current liabilities ............................      488,622    1,480,947
                                                           ----------   ----------

Deferred income tax payable - long term (Note 5) .......       89,250      179,200
                                                           ----------   ----------

  Total liabilities ....................................      577,872    1,660,147
                                                           ----------   ----------

Stockholders' equity:
    (Notes 1 and 4):
    Common stock, $.005 par value:
    Authorized:  50,000,000 shares
    Issued and outstanding:  At June 30, 2002: 5,863,828
    and June 30, 2001:  5,812,205 ......................       29,320       29,060

  Capital in excess of par value .......................    6,025,797    6,015,279

  Accumulated deficit ..................................   (1,814,677)  (1,692,592)

  Deferred compensation ................................      (14,152)     (17,208)
                                                           ----------   ----------

  Total stockholders' equity ...........................    4,226,288    4,334,539
                                                           ----------   ----------

Total liabilities and stockholders' equity .............   $4,804,160   $5,994,686
                                                           ==========   ==========


                 See Summary of Accounting Policies and Notes to
                         Consolidated Financial Statements

                                        33

Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year ended June 30,
                                                        2002           2001
                                                     -----------    -----------

Revenues:

  Oil and gas (Note 9) ...........................   $   693,421    $ 3,610,508

  Management fees (Note 9) .......................       134,729        256,974

  Interest and other income ......................        41,372         73,081
                                                     -----------    -----------
                                                         869,522      3,940,563
                                                     -----------    -----------

Costs and expenses:

  Oil and gas production .........................       117,014        122,114

  Aspen Power Systems expense (Note 14) ..........        25,500            -0-

  Depreciation, depletion and  amortization ......       358,912        412,688

  Interest expense ...............................           479          7,949

  Selling, general and administrative ............       604,606        559,884
                                                     -----------    -----------

                                                       1,106,511      1,102,635
                                                     -----------    -----------

Net income (loss) before taxes ...................   $  (236,989)   $ 2,837,928

(Provision for) recovery of income taxes .........       114,904       (339,424)
                                                     -----------    -----------

Net income (loss) ................................   $  (122,085)   $ 2,498,504
                                                     ===========    ===========

Basic earnings (loss) per common share ...........   $      (.02)   $       .46
                                                     ===========    ===========

Diluted earnings (loss) per common share .........   $      (.02)   $       .45
                                                     ===========    ===========

Basic weighted average number of common shares
outstanding ......................................     5,839,784      5,454,441
                                                     ===========    ===========

Diluted weighted average number of common shares
 outstanding .....................................     5,839,784      5,551,011
                                                     ===========    ===========


                 See Summary of Accounting Policies and Notes to
                       Consolidated Financial Statements



Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------


                                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                Common Stock (par $.005)
                                Shares          ------------------------         Retained          Deferred         Total
                                outstanding     Par Value       APIC             Earnings          Compensation     Equity
                                -----------     ---------       -----            --------          ------------     -------
Balance, June 30, 2000          5,345,538       $26,729         $6,017,610       $(4,191,096)      $(36,833)        $1,816,410

Amortization of deferred
 compensation                        --            --                 --                --           19,625             19,625

Options exercised by
 consultant, net                   78,125           390              (390)              --             --                 --

Options exercised by
 employee, net                     78,125           390              (390)              --             --                 --

Options exercised by
 directors, net                   310,017         1,551            (1,551)              --             --                 --

Net income                           --            --                --            2,498,504           --            2,498,504
                                ----------------------------------------------------------------------------------------------

Balance, June 30, 2001          5,812,205        29,060         6,015,279         (1,692,592)       (17,208)         4,334,539

Options exercised
 by director                       51,623           260              (260)              --             --                 --

Amortization of deferred
 compensation                        --            --                --                 --           13,834             13,834

Options granted to consultant        --            --              10,778               --          (10,778)              --

Net loss                             --            --                --             (122,085)          --             (122,085)
                                ----------------------------------------------------------------------------------------------
Balance, June 30, 2002          5,863,828       $29,320        $6,025,797        $(1,814,677)      $(14,152)        $4,226,288
                                ==============================================================================================


                                         See Summary of Accounting Policies and Notes to
                                                Consolidated Financial Statements

                                                               35


Item 7.  Financial Statements and Supplementary Data
----------------------------------------------------


                             ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended June 30,
                                                                              2002           2001
                                                                              ----           ----
Cash flows from operating activities:
-------------------------------------
  Net income (loss) ...................................................   $  (122,085)   $ 2,498,504

  Adjustments to reconcile net income to net cash provided (used) by operating activities:

       Amortization of deferred compensation ..........................        13,834         19,625
       Depreciation, depletion, and amortization ......................       358,912        412,688
       Loss - sale of assets ..........................................          --              800

  Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, and prepaid expenses       190,660       (239,622)
       Increase (decrease) in accounts payable and accrued expenses ...      (993,025)       924,279
       Increase (decrease) in deferred income taxes payable ...........       (89,250)       179,200
                                                                          -----------    -----------

Net cash provided (used) by operating activities ......................      (640,954)     3,795,474

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties .................................    (1,122,906)    (1,370,905)
  Producing oil and gas properties purchased ..........................       (72,629)          --
  Office equipment purchased ..........................................        (8,194)       (21,133)
  Sale of oil and gas equipment .......................................        26,998         21,511
  Sale of oil and gas properties ......................................        38,103           --
                                                                          -----------    -----------

Net cash (used) by investing activities ...............................    (1,138,628)    (1,370,527)

Cash flows from financing activities:
-------------------------------------

  Notes payable-repayments ............................................          --         (236,746)
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents ..................    (1,779,582)     2,188,201

Cash and cash equivalents, beginning of year ..........................     2,695,583        507,382
                                                                          -----------    -----------

Cash and cash equivalents, end of year ................................   $   916,001    $ 2,695,583
                                                                          ===========    ===========
Other information:
------------------

Interest paid .........................................................   $       479    $     7,949
                                                                          ===========    ===========

Income taxes paid (refunded) ..........................................   $   (24,954)   $   165,000
                                                                          ===========    ===========

Non-cash investing and financing activities:
--------------------------------------------

  Trade - in of vehicle ...............................................   $      --      $    13,322
                                                                          ===========    ===========
  Exercise of stock options ...........................................   $       260    $     2,331
                                                                          ===========    ===========


                            See Summary of Accounting Policies and Notes to
                                  Consolidated Financial Statements

                                                  36

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

         Mineral Exploration and Development. During fiscal 1997 and 1998, we also focused our attention on uranium deposits in sandstone in Wyoming. However, the market for uranium projects did not develop as we had anticipated, and we made the decision not to carry out the extensive mining claim and lease acquisition and maintenance necessary to assemble large blocks of land needed for uranium exploration programs. In March 1998, we transferred our interest in two uranium projects in Wyoming to a privately-held Canadian company which issued its capital stock and made cash payments to Aspen. The Canadian company returned the projects and all geologic data to us in August 31, 2000, and we released the unaffiliated company from any further obligations. The mineral exploration and development investment is fully impaired.

         We have curtailed, for the time being, exploration for precious metals in Alaska and for uranium in Wyoming. We believe that pursuing activities in the mineral segment would not be beneficial to Aspen at the present time.

         Power Generation. In 1999, we formed a subsidiary named Aspen Power Systems, LLC ("APS"), a Colorado limited liability company to provide an opportunity for Aspen to participate in the growing demand for electrical power generated by turbines. Our objectives for APS were to seek opportunities or situations where our analysis indicated that a gas turbine generation plant could be constructed and operate profitably. Any plant construction will require a significant amount of capital for property acquisition, permitting, engineering and design, and construction. Neither Aspen nor the other owners of APS will be able to provide this required capital. Consequently, any such activities will likely require the availability of funds from third parties, and we cannot offer any assurance that such funding will be available when needed on commercially-reasonable terms. We account for our investment in APS using the equity method of accounting.

         A summary of our Company's significant accounting policies follows:

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         Investment in Unconsolidated Companies
         --------------------------------------

         The equity method of accounting is used for all investments in which our interest is 20% or more. Under the equity method, we record our share of the investee's net income or (loss) as an increase or (decrease) of its investment less its share of dividends or distributions from the investee. Investments in business entities in which we own less than 20% of the company are recorded using the cost basis of the investment. Under the cost method, our share of net income or loss is not recorded. Our share of the investee's dividends or distributions is recorded as income on the accrual basis.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Precious Metals and Revenues
         ----------------------------

         Precious metals inventories are valued at the lower of cost (specific identification method) or market. There is no allowance for unrealized losses against inventories due to market decline at June 30, 2002. There were no sales of gold from inventory for the years ended June 30, 2002 and 2001.

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

         Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by us and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on our oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of our oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2002 and 2001. Depletion and amortization expense was $341,236 and $400,824 for the years ended June 30, 2002 and 2001, respectively.

         Property and Equipment
         ----------------------

         Depreciation and amortization of our property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $17,676 and $11,864 for the years ended June 30, 2002 and 2001, respectively.

         Deferred Compensation Costs
         ---------------------------

         We record the fair value of stock bonuses to employees as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 2002 and 2001, we expensed $13,834 and $19,625, respectively, in stock bonuses.

         Allowance for Bad Debts
         -----------------------

         We consider accounts receivable to be fully collectible as recorded as of June 30, 2002 and 2001; accordingly, no allowance for doubtful accounts is required.

         Revenue Recognition
         -------------------

         Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net loss of $122,085 for the year ended June 30, 2002. Because of the net loss, the basic and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on loss per share calculation.

                                                          2001
                                                                          Per
                                              Net                         Share
                                              Income           Shares     Amount
                                              ------           ------     ------
               Basic earnings per share:

                 Net income and
                 share amounts                $2,498,504     5,454,441    $ .46

                 Dilutive securities
                  stock options                                180,000

                 Repurchased shares                            (83,430)

                                              ---------------------------------

               Diluted earnings per share:

                 Net income and assumed
                 share conversion             $2,498,504     5,551,011    $ .45
                                              ==========     =========    =====


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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Business Combinations
         ---------------------

         In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. During the year ended June 30, 2002, we adopted SFAS 141 with no impact to our financial position or results of operations.

         Goodwill and Other Intangible Assets
         ------------------------------------

         SFAS 142 requires, among other things, the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. During the year ended June 30, 2002, we adopted SFAS 142 with no impact to our financial position or results of operations.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         or services are accounted for by the fair value method, which relies on the valuation of the service at the date of the transaction, or public stock sales price, whichever is more reliable as a measurement.

         Recent Accounting Pronouncements
         --------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 generally requires obligations associated with asset retirements to be recognized earlier and displayed as liabilities rather than as contra-assets. The pronouncement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have any impact on its financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS No. 144 will have any impact on its financial position or results of operations.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that the adoption of SFAS No. 146 will have any impact on its financial position or results of operations.

         Reclassification
         ----------------

         Certain 2001 amounts have been reclassified to conform to 2002 presentation.


Note 2   EMPLOYEE BENEFIT PLANS

         Defined Contribution Plan
         -------------------------

         We have a 401(k) defined contribution plan that covers all employees. Under the amended terms of the plan, an employee is eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year and having attained age 21. Participants may contribute up to a maximum of 11.75% of their pre-tax earnings (not to exceed $11,000) to the plan. Under the plan, we may make discretionary contributions to the plan. We made no plan contribution for fiscal 2002 or fiscal 2001.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Split Dollar Life Insurance Plan
         --------------------------------

         As part of the President's employment agreement, we purchased a split dollar life insurance policy for the President's benefit. We paid total premiums of $360,000 on behalf of the President, of which a portion ("split") constituted compensation for the President. At each anniversary we pay the President an amount as a bonus to reimburse the President for personal income tax on his split. No additional compensation has been recognized as reimbursement to the President for income taxes for the years ended June 30, 2002 and 2001. The President's taxable amount was $-0- for fiscal 2002 and 2001, equal to the "economic benefit" attributed to the President as defined by the Internal Revenue Code. We paid no premiums during fiscal 2002 and 2001.

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

         As of June 30, 2002 and 2001, our accumulated cash surrender value was $239,095, which has been included as an asset on our balance sheet. During 2000, we borrowed $125,000 against the cash surrender value of the policy and that amount plus capitalized and accrued interest of $30,430 and $3,084, respectively, was outstanding at June 30, 2000. That amount was paid in full on October 5, 2000. The death benefit payable to the named beneficiary as of June 30, 2002 and 2001 is approximately $760,000.

         Medical Benefit Plan
         --------------------

         For the fiscal years ended June 30, 2002 and 2001, we had a policy of reimbursing employees for medical expenses incurred but not covered by our paid medical insurance plan. Expenses reimbursed for fiscal 2002 and fiscal 2001 were $7,786 and $14,751, respectively.


Note 3   MAJOR CUSTOMERS

         We derived in excess of 10% of our revenue from various sources (oil and gas sales and mineral royalties) as follows:

                               The Company
                              -------------
                                A        B        C        D
                              -----    -----    -----    -----
         Year ended:

           June 30, 2002      30%         *       33%    13%
           June 30, 2001      39%        11%      45%      -

                              * Less than 10% for fiscal 2002.


Note 4   STOCKHOLDERS' EQUITY

         Stock Options
         -------------

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

         During fiscal 2002 one director exercised his option for 80,000 shares of our common stock at an average price of $0.26 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 28,377. The effect of the transaction is a net increase to the common stock par value of $260 and a corresponding decrease to additional paid in capital of $260.

         Total compensation expense in the statement of operations includes amortization of prior stock awards of $13,834 during 2002 and $19,625 during 2001.

         As of June 30, 2002, we had an aggregate of 776,000 common shares reserved for issuance under its stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

         The following information summarizes information with respect to options granted under our equity plans:

                                                                Weighted Average
                                                                 Exercise Price
                                                 Number of         of Shares
                                                 Shares           Under Plans
                                                 -------        ---------------

         Outstanding balance June 30, 2000       780,000            $ .31

         Granted                                     -0-              -0-

         Exercised                              (600,000)             .26

         Forfeited or expensed                       -0-              -0-
                                                 --------            ----

         Outstanding balance June 30, 2001       180,000              .46

         Granted                                 676,000              .57

         Exercised                               (80,000)             .26

         Forfeited or expensed                       -0-              -0-

                                                 -------             ----

         Outstanding balance June 30, 2002       776,000             $.58
                                                 =======             ====

         The following table summarizes information concerning outstanding and exercisable options as of June 30, 2002:



                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      Outstanding                               Exercisable
                     -----------------------------------------------      -------------------------

                                       Weighted
                                       Average          Weighted                           Weighted
                                       Remaining        Average                            Average
         Exercise     Number           Contractual      Exercisable       Number           Exercise
          Price      Outstanding       Life In Years    Price             Exercisable      Price
         --------    -----------       -------------    -----------       -----------      --------

         $.625       100,000           03/15/2004(1)    $.625              75,000          $.625

          .57        426,000           08/15/2005(1)      .57                 -0-            .57

          .57        250,000           08/15/2007(1)      .57                 -0-            .57
                     -------                                              -------
                     776,000                                               75,000
                     =======                                              =======


         (1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

         We account for the two stock option plans using APB Opinion No. 25 for directors and employees and SFAS 123 for consultants. There were 676,000 options granted in 2002. Directors and employees were granted
         601,000 and consultants were granted 75,000. The consultant options were valued using the fair value method of SFAS 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 14.9%, risk free interest rates of 8.5% and expected lives of 3.4 to
         4.4 years. The resulting compensation expense relating to the consultant option grant will be included as an operating expense as the options vest.

         Options were granted but not exercisable to directors and employees during the fiscal year 2002. An adjustment to net income for compensation expense would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

                                                         2002             2001
                                                       -------          -------

              Net Income (loss):      As Reported     (122,085)        2,498,504
                                      Pro Forma       (128,150)        2,498,504
              Basic EPS:              As Reported        (.02)             .46
                                      Pro Forma          (.02)             .46
              Diluted EPS:            As Reported        (.02)             .45
                                      Pro Forma          (.02)             .45


                                       45

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5   INCOME TAXES

         We deferred income taxes of $89,250 in fiscal 2002 and $179,200 in income taxes for the year ended June 30, 2001. We paid $160,224 in California state income taxes in fiscal 2001. During 2002, we added approximately $629,000 in net operating loss carryforwards for a total of approximately $1,212,000 in available federal net operating loss carryforwards. During 2001, we used $1,834,878 in net operating loss carryforwards to offset fiscal June 30, 2001 federal taxable income. At June 30, 2002 and 2001, no net operating loss carryforwards expired; but $1,200 in general business credits expired in fiscal 2002.

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

         The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

         Deferred tax assets:                  2002               2001
                                            ----------        -----------

           General business credit          $      -0-         $    1,200
           Federal tax loss
             carryforwards                     490,862            258,850
                                            ----------         ----------

                                               490,862            260,050
                                            ----------         ----------
         Deferred (liabilities):
           Property, plant and
             equipment                          (6,241)            (3,750)
          Oil and gas properties              (573,871)          (435,500)
                                            -----------        ----------

                                              (580,112)          (439,250)
                                            ----------         ----------
                                            $   89,250         $  179,200
                                            ==========         ==========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                              2002              2001
                                            ---------        ---------
           Statutory federal income
             tax rate                             34%            34%

           Statutory state income tax
             rate, net of federal benefit        9.0%           9.0%

           Utilization of net operating
             loss carryforwards                  (91%)          (31%)
                                            ---------      ---------

           Effective rate                        (48%)           12%
                                            =========      =========

         The provision for income taxes consists of the following components:

                                               2002             2001
                                            ---------        ---------

           Current tax expense, refund,
             state                          $ (25,654)       $ 160,224

           Deferred tax expense
             (recovery)                       (89,250)         179,200
                                            ---------        ---------

           Total income tax
             provision (recovery)           $(114,904)       $ 339,424
                                            =========        =========


         We have available federal net operating loss carryforwards of approximately $1,212,000 (net operating losses expire beginning June 30, 2011 through the year ending June 30, 2022). The valuation allowance was reduced to $-0- in the year ended June 30, 2001 due to usage of net operating loss carryforwards and increased profitability of operations.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 6   SEGMENT INFORMATION

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

         The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of June 30, 2002, we were in the planning stage of this segment and no revenues have been received. However, we did advance APS $5,500 for operating expenses.

         During the years ended June 30, 2002 and 2001, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

         Net sales to three customers were approximately $229,000, $205,000 and $91,000, or 33%, 30% and 13% for fiscal 2002. Net sales to one customer of the oil and gas segment totaled approximately $1,625,000 of revenues or 45% for the year ended June 30, 2001.

         There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,196,000 for the development and acquisition of oil and gas property.



                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Segment information consists of the following:

                                  Oil and Gas          Mining          Power Plant          Corporate          Consolidated
                                  -----------          ------          -----------          ---------          ------------
         Revenues:

           2002                    $  828,150         $    -0-          $    -0-            $   41,372         $   869,522
           2001                     3,867,482              -0-               -0-                73,081           3,940,563

         Income (loss) from
           operations:

           2002                    $  369,900         $    -0-          $(25,500)           $ (581,389)        $  (236,989)
           2001                     3,344,544              -0-               -0-              (506,616)          2,837,928

         Identifiable assets:

           2002                    $3,543,669         $18,823           $    -0-            $1,241,668         $ 4,804,160
           2001                     2,930,052          18,823             20,000             3,025,811           5,994,686

         Income tax expense
           (recovery):

           2002                    $ (114,904)        $    -0-          $    -0-            $      -0-         $  (114,904)
           2001                       400,520              -0-               -0-               (61,096)            339,424

         Depreciation, depletion
         and valuation charged
         to identifiable assets:

           2002                    $  341,236         $    -0-          $    -0-            $   17,676         $   358,912
           2001                       400,824              -0-               -0-                11,864             412,688

         Capital expenditures:

           2002                    $1,195,535         $    -0-          $    -0-            $    8,194         $ 1,203,729
           2001                     1,370,905              -0-               -0-                21,133           1,392,038



Note 7   RELATED PARTY TRANSACTIONS

         During the years ended June 30, 2002 and 2001, we provided one vehicle each to our president and to an officer/director. We also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on company business. The cost of these items to us totaled less than $5,000 in each of the years ended June 30, 2002 and 2001. We believe that the expenditures were to our benefit.

         In January 1983, we entered into a Stock Purchase Agreement with our president, R. V. Bailey, whereby Mr. Bailey granted us an option to purchase up to 75% of our common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated June 4, 1993 which requires us to apply 75% of any key man insurance proceeds it receives upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death. Mr. Bailey's estate is obligated to sell such shares to us. The purchase price of the shares acquired under the Agreement shall be the fair market value of the shares on the date of death. We and Mr. Bailey agree that the fair market value of the shares on the date of death may not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another NASDAQ quotation service or any exchange on which our common stock is quoted.
         The 1993 Agreement further requires that we maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purpose of this Agreement. Therefore, we may be required to expend up to $750,000 of the insurance proceeds to acquire up to 75% of the shares owned by Mr. Bailey at the time of his death. Premiums for this policy were $6,970 for each of the fiscal years ended June 30, 2002 and 2001.

                                       49

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

         During fiscal 2002 we entered into a rental agreement with R. V. Bailey to rent office space in Castle Rock, Colorado in an office building owned by Mr. Bailey. The rental amount is $6,000 per year and is on a month to month basis.

         During fiscal 2002, we assigned the following overrides at no cost to employees:

                                    R. V.            R. A.             J. L.
                                    Bailey           Cohan             Shelton
                                    ------           -----             -------

              Kuppenbender 20-3    0.756000%        0.756000%         0.288000%

         R. V. Bailey, President and director of the Company, Robert A. Cohan, President - West Coast Division and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan received working interests amounts totaling $31,180 and $27,896, respectively, for the year ended June 30, 2002, and $85,847 and $77,946, respectively, for the year ended June 30, 2001. Mr. Bailey and Mr. Cohan also received royalty interest amounts totaling $34,849 and $34,844, respectively, for the year ended June 30, 2002, and $143,601 and $146,402, respectively, for the year ended June 30, 2001. As of June 30, 2002, our working interests of us and related parties in certain producing California properties are as set forth below:

                                        GROSS WELLS                NET WELLS
                                        OIL      GAS               OIL     GAS
                                        ---      ---               ---     ---

              Aspen Exploration         2        33                .31     4.13

              R. V. Bailey              2        25                .04      .31

              R. A. Cohan               1        25                .01      .32

              R. K. Davis               2        33                .13      .52

              J. L. Shelton             -        11                  -      .02

         We have received advances from Messrs. Bailey, Cohan and Davis for working interests in uncompleted wells of $5,306, $4,676 and $6,107, respectively, as of June 30, 2002 and $563, $3,355 and $36,933 as of June 30, 2001, respectively. Additionally, we owed Mr. Bailey $5,171 and $2,601 for reimbursement of expenses made on our behalf as of June 30, 2002 and 2001, respectively. Messrs. Bailey, Cohan and Davis owed us $4,638, $3,060 and $5,174, respectively, as of June 30, 2002 and $988, $562 and $1,824, respectively, as of June 30, 2001 for their portion of well operating expenses.

         See Note 11 for additional related party disclosure.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8   CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the cash surrender value of life insurance. While we have approximately $189,000 in excess of the FDIC $100,000 limit at one bank, we place our cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are limited since relatively small amounts are due from each account, and the accounts are distributed across unrelated businesses and individuals, with the exception of two major gas purchasers, who normally settle within 25 days of the previous month's gas purchases. An international insurance company holds the cash surrender value of the split dollar life insurance contract. We believe our exposure to credit risk is minimal.

         Cash equivalents are invested through a quality national brokerage firm and a major regional bank. The cash equivalents consists of liquid short-term investments. The Securities Investor Protection Corporation insures the Fund's accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.


Note 9   OIL AND GAS ACTIVITIES

         Capitalized costs
         -----------------

         Capitalized costs associated with oil and gas producing activities are as follows:


                                                         June 30,
                                                 2002              2001
                                              ----------        ----------

              Proved properties               $5,427,741        $4,297,306
                                              ----------        ----------

              Accumulated depreciation,
                depletion and
                amortization                  (1,980,930)       (1,639,694)

              Valuation allowance               (281,719)         (281,719)
                                              ----------        ----------

                                              (2,262,649)       (1,921,413)
                                              ----------       -----------
              Net capitalized costs           $3,165,092        $2,375,893
                                              ==========       ===========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Results of operations
         ---------------------

         Results of operations for oil and gas producing activities are as follows:

                                                  Year ended June 30,
                                                ------------------------
                                                 2002              2001
                                                ------            ------

         Revenues*                            $  828,150        $3,867,482
         Production costs                       (117,014)         (122,114)
         Depreciation and depletion             (341,236)         (400,824)
                                              ----------        ----------
         Results of operations
           (excluding corporate overhead)     $  369,900        $3,344,544
                                              ==========        ==========

         *Includes oil and gas related fees and management fees.

         Fees charged by us to operate the properties totaled approximately $11,230 per month in 2002 and $21,400 per month in 2001.

         Unaudited oil and gas reserve quantities
         ----------------------------------------

         The following unaudited reserve estimates presented as of June 30, 2002 and 2001 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

         Changes in proved reserves                            (Bbls)   (MCF)
         --------------------------                            -----    -----
                                                                (in thousands)

         Estimated quantity, June 30, 2000                       15     2,373

           Revisions of previous estimates                        1      (362)
           Discoveries                                            2       589
           Purchased                                              -        20
           Production                                            (5)     (377)
                                                               -----    -----

         Estimated quantity, June 30, 2001                       13     2,243

           Revisions of previous estimates                        2      (115)
           Discoveries                                            -       258
           Purchased                                              -        51
           Production                                            (3)     (227)
           Sold                                                  (1)     -
                                                               -----    -----

         Estimated quantity, June 30, 2002                       11     2,210
                                                               =====    =====




         Proved reserves                               Developed
         at year end               Developed         Non-Producing        Total
         -----------               ---------         -------------        -----
                                                     (In Thousands)


         Oil (Bbls)

           June 30, 2001              9                      4               13
           June 30, 2002              7                      4               11

         Gas (MCF)

           June 30, 2001            584                  1,659            2,243
           June 30, 2002            482                  1,728            2,210

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

                                                               June 30,
                                                        2002             2001
                                                      --------         --------
                                                           (in thousands)

         Future cash inflows                          $  6,352         $ 22,774
         Future production and development costs          (772)          (1,334)
         Future income tax expense                      (1,779)          (8,335)
                                                      --------         --------

         Future net cash flows                           3,801           13,105

         10% annual discount for estimated timing
           of cash flows                                (1,198)          (4,647)
                                                      --------         --------

         Standardized measure of discounted future
           net cash flows                             $  2,603         $  8,458
                                                      ========         ========

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                                           Years ended June 30,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                             (in thousands)

         Standardized measure of discounted
           future net cash flows, beginning of year      $  8,458      $  5,208
                                                         --------      --------

         Sales and transfers of oil and gas produced,
           net of production costs                           (576)       (3,488)

         Net changes in prices and production costs
           and other                                       (9,368)        6,748

         Net change due to discoveries                        394         3,200

         Acquisition of reserves                               78           108

         Revisions of previous quantity estimates            (468)       (1,126)

         Development costs incurred                           459           207

         Accretion of discount                              1,406           736

         Sale of existing reserves                             (6)          -0-

         Net change in income taxes                         4,198        (3,725)

         Other                                             (1,972)          590
                                                         --------      --------

                                                           (5,855)        3,250
                                                         --------      --------
         Standardized measure of discounted future
           cash flows, end of year                       $  2,603      $  8,458
                                                         ========      ========

         Net changes in prices and production costs of $9,368 were the result of a decrease in the price received for oil and gas at year end which was offset slightly by a decrease in operating costs associated with more producing gas wells in 2002 than in 2001 and fewer oil wells. The revision of previous estimates of ($468) was the result of assigning 1,500 more recoverable barrels of oil and reducing recoverable reserves of gas by approximately 227,000 MCF. All adjustments were based on performance reviews of individual wells.

Note 10  COMMITMENTS AND CONTINGENCIES

         At June 30, 2002, we were committed to the following drilling and development projects in California:

                  Project                              Aspen Cost
                  -------                              ----------

                  Klingenberg 24-1                      $115,000
                  Kuppenbender 20-2                       65,000
                  McCullough 36-1                         65,000
                  HSRCC 1                                 10,000
                                                        --------
                  Total                                 $255,000
                                                        ========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In 1991, we entered into an employment agreement with our president, R.
         V. Bailey, which provides for the payment of $100,000 per year to him, as salary, and also the reimbursement of expenses, health insurance, and other benefits (including the split-dollar life insurance plan). The agreement provided for a two-year term which was automatically renewed for two additional two-year terms (through November 1999) at Mr. Bailey's option. We were not entitled to terminate this agreement except upon Mr. Bailey's death, disability, or for cause (as defined in the agreement). This agreement expired by its own terms on November 30, 1999 and has not been renewed. However, we continue to pay Mr. Bailey $125,000 salary per year plus other benefits.

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

          On April 16, 1998, we entered into an employment agreement with Robert
         A. Cohan, which provides for the payment of $90,000 for the first year of employment, plus reimbursement of expenses, including health insurance. We have renewed the agreement effective April 15, 1999 to April 15, 2002 at the rate of $95,000 per year for the year commencing April 15, 1999, $100,000 for the year commencing April 15, 2000 and $105,000 for the year commencing April 15, 2001. On August 1, 2001 Mr. Cohan's salary was increased to $125,000 per year. Mr. Cohan's employment agreement expired by its own terms on April 15, 2002 and has not been renewed. However, we continue to pay him his salary and other benefits. Prior to February 2000, we and Mr. Cohan agreed to utilize a portion of Mr. Cohan's home in Bakersfield, California from which to conduct Aspen's business. Mr. Cohan did not charge Aspen any rent for the use of his home as a business office. Aspen agreed to pay for all office supplies, communication and copy equipment used by Mr. Cohan in his office, as well as the monthly telephone expense incurred by Mr. Cohan on behalf of Aspen. On February 7, 2000, we entered into a three-year lease of office space in Bakersfield, California thereby alleviating the necessity of home office reimbursement to Mr. Cohan.


Note 11  SUBSEQUENT EVENTS

         On August 29, 2002 the HSRCC #1 well was spudded. We have a small non-operating interest in this well and at the date of this writing production casing is being run based on encouraging mud and electric logs.

         Effective September 1, 2002 we sold our working interest in the Brandt 16X and 26X wells located in Kern County, California for approximately $100,000. The proceeds will be applied to future oil and gas development.

         On July 17, 2002 the Van Sickle Island #9 well, which was spudded on July 9, 2002, was plugged and abandoned as a dry hole. We had a non-operating interest in this well.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12  INTERIM FINANCIAL DATA

         The year-end adjustment that is material to the results of the fourth quarter ending June 30, 2002 is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year-end adjustment to the results of the fourth quarter was to decrease depletion expense for the year from an estimated $447,000 based on prior years' reserve studies to an actual depletion expense of approximately $341,000, a decrease of $106,000 or 24%.

         There were no year-end adjustments that were material to the results of the fourth quarter ending June 30, 2001.


Note 13  OPERATING LEASE

         We maintain office space in Denver, Colorado, our principal office; Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2001 for a lease rate of $1201 per month. We also sublease from R. V. Bailey, its president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month to month basis for $500 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $732. The three year lease expires February 2, 2003. Rent expense for the years ended June 30, 2002 and 2001 were $26,663 and $25,320, respectively.

         Future minimum lease payments are as follows:

                   2003     $13,062


Note 14  ASPEN POWER SYSTEMS, LLC

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

         We have been providing a limited amount of office space and certain general and administrative costs to APS, which are a nominal expense. In addition, we have been paying all of Mr. Bailey's salary at a direct rate of approximately $48.00 per hour (excluding benefits). APS has reimbursed us $53,100 at the rate of $75.00 per hour for services from inception through June 30, 2002. Actual expenses incurred by Mr. Bailey in connection with work on behalf of APS are reimbursed to Mr. Bailey by APS from its own funds. At June 30, 2002, there were no outstanding balances due Mr. Bailey from APS.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On March 2, 2000 Larry Baccari, president of APS and consultant to us, was granted non-qualified stock options to purchase 100,000 shares of our common stock. The options are exercisable at a price of $0.625 per share for a period of four years through March 15, 2003.

         Operating costs relative to Aspen Power Systems, LLC were $5,500 and $20,000 for the years ended June 30, 2002 and 2001, respectively, with the total of $25,500 expensed in fiscal 2002.

         On December 1, 2000 APS entered into an agreement with a major independent power producer. Under the agreement APS will be paid certain success fees if the power producer goes forward with the development of electric power generation facilities within a defined area in Solano County, California. To date, APS has received $246,000 in fees and reimbursed expenses. At June 30, 2002 our agreement with the power producer has lapsed and no further payments are anticipated. We have been advised by the State of California that our proposed 25% owned project in Solano County, California, was not selected by the California Power Commission for further negotiations. We are now reviewing our possible options with regard to the future, if any, of this project.

         APS organized Solano Power, LLC on December 27, 1999 for the purpose of carrying out The Solano Project. Solano Power plans to find a joint venture partner to develop a 50 MW natural gas powered electric generation plant in Solano County, California. We own a 25% interest in Solano Power, the managers; Larry Baccari, R. V. Bailey and Ray K. Davis each contributed $5,000 to fund Solano operations and own a 25% interest each in the project. The managers are seeking an industry partner in order to financially assist Solano Power to build and operate the plant. At June 30, 2000, APS had expended approximately $28,400 on behalf of Solano Power as well as accruing expenses for consulting fees of R. V. Bailey and Ray K. Davis of $31,050 and $7,462, respectively. At June 30, 2001 Solano had no outstanding obligations and was inactive for most of the year. APS has assumed the responsibilities of finding partners to fund the power plant. At June 30, 2001 Solano transferred its operations to Aspen Power Systems and APS has assumed the responsibility for pursuing this project. Solano Power, LLC was inactive for the fiscal year ending June 30, 2002.