Form 10QSB
period 2002-09-30
ASPEN EXPLORATION CORP
filed 2002-11-12
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

            Class                               Outstanding at November 8, 2002
Common stock, $.005 par value                              5,863,828



Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS


                                                              September 30,    June 30,
                                                                  2002          2002
                                                                  ----          ----
                                                              (Unaudited)     (Audited)

Current Assets:
Cash and cash equivalents, including $1,450,853 and .......   $ 1,525,183    $   916,001
$822,060 of invested cash at September 30, 2002 and
June 30, 2002 respectively.................................
Precious metals ...........................................        18,823         18,823

Accounts receivable, trade ................................       148,490        365,705

Accounts receivable, related party ........................         9,267         12,872

Prepaid expenses ..........................................        16,394         19,820
                                                              -----------    -----------

     Total current assets .................................     1,718,157      1,333,221
                                                              -----------    -----------

Investment in oil and gas properties, at cost (full cost
method of accounting) .....................................     5,498,684      5,427,741


Less accumulated depletion and valuation allowance ........    (2,343,649)    (2,262,649)
                                                              -----------    -----------
                                                                3,155,035      3,165,092
                                                              -----------    -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles ..........................       112,562        112,562

Less accumulated depreciation .............................       (50,230)       (45,810)
                                                              -----------    -----------
                                                                   62,332         66,752
                                                              -----------    -----------
Cash surrender value, life insurance ......................       239,095        239,095
                                                              -----------    -----------
     TOTAL ASSETS .........................................   $ 5,174,619    $ 4,804,160
                                                              ===========    ===========


                                   (Statement Continues)
                      See notes to Consolidated Financial Statements

                                            2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    September 30,     June 30,
                                                        2002            2002
                                                        ----            ----
                                                    (Unaudited)       (Audited)
Current liabilities:

Accounts payable and accrued expenses ..........    $   517,721     $   236,587

Accounts payable - related party ...............         62,588          21,260

Advances from joint owners .....................        323,010         230,775
                                                    -----------     -----------
Total current liabilities ......................        903,319         488,622

Deferred income tax payable - long term ........         89,250          89,250
                                                    -----------     -----------
Total liabilities ..............................        992,569         577,872
                                                    -----------     -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 2002 5,863,828
    and June 30, 2002: 5,863,828 ...............         29,320          29,320

Capital in excess of par value .................      6,025,797       6,025,797

Accumulated deficit ............................     (1,858,915)     (1,814,677)

Deferred compensation ..........................        (14,152)        (14,152)
                                                    -----------     -----------
Total stockholders' equity .....................      4,182,050       4,226,288
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 5,174,619     $ 4,804,160
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                           (unaudited)
                                                       2002           2001
                                                       ----           ----
Revenues:

  Oil and gas ..................................   $   198,431    $   256,160

  Management fees ..............................        62,729         42,688

  Interest and other, net ......................         3,736         21,312
                                                   -----------    -----------
Total Revenues .................................       264,896        320,160
                                                   -----------    -----------

Costs and expenses:

  Oil and gas production .......................        37,914         25,872

  Depreciation, depletion and amortization .....        85,420        105,266

  Aspen Power Systems expense ..................           -0-         20,000

  Selling, general and administrative ..........       185,800        170,112
                                                   -----------    -----------
Total Costs and Expenses .......................       309,134        321,250
                                                   -----------    -----------
Net loss before taxes ..........................   $   (44,238)   $    (1,090)
                                                   -----------    -----------
Provision for income taxes .....................           -0-            -0-
                                                   -----------    -----------
Net loss .......................................   $   (44,238)   $    (1,090)
                                                   ===========    ===========
Basic loss per common share ....................   $      (.01)   $       -0-
                                                   ===========    ===========
Diluted loss per common share ..................   $      (.01)   $       -0-
                                                   ===========    ===========
Basic weighted average number of common shares
outstanding ....................................     5,863,828      5,812,205
                                                   ===========    ===========
Diluted weighted average number of common shares
outstanding ....................................     5,863,828      5,812,205
                                                   ===========    ===========


                     The accompanying notes are an integral
                            part of these statements.



                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                        Three months ended September 30,
                                                              2002          2001
                                                              ------------------

Cash flows from operating activities:

Net loss .............................................   $   (44,238)   $    (1,090)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:

  Depreciation, depletion & amortization .............        85,420        105,266
  Amortization of deferred compensation ..............           -0-          4,400

Changes in assets and liabilities:

  Decrease in accounts receivable ....................       220,820          2,130
  Decrease (increase) in prepaid expense .............         3,426        (36,226)
  Increase (decrease) in accounts payable and accrued
     expense .........................................       414,697       (145,435)
                                                         -----------    -----------
  Net cash provided (used) by operating activities ...       680,125        (70,955)
                                                         -----------    -----------

Cash flows from investing activities:

  Additions to oil & gas properties ..................      (141,520)      (351,573)
  Proceeds - sale of oil and gas properties ..........        69,422            -0-
  Proceeds - sale of idle equipment ..................         1,155            -0-
                                                         -----------    -----------

  Net cash (used) by investing activities ............       (70,943)      (351,573)
                                                         -----------    -----------

  Net increase (decrease) in cash and cash equivalents       609,182       (422,528)

  Cash and cash equivalents, beginning of year .......       916,001      2,695,583
                                                         -----------    -----------

  Cash and cash equivalents, end of year .............   $ 1,525,183    $ 2,273,055
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

                                            5

                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2002


Note 1        BASIS OF PRESENTATION

          The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2002.

          Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2002.


Note 2        EARNINGS PER SHARE

          We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. We had a net loss of $44,238 and $1,090 for the quarters ending September 30, 2002 and 2001. Because of the net loss, the basis and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation.


Note 3        SEGMENT INFORMATION

          We operate in three industry segments within the United States, oil and gas exploration and development.

          Identified assets by industry are those assets that are used in our operations in that industry. Corporate assets are principally cash, cash surrender value of life insurance, furniture, fixtures and vehicles.

          We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of the Company to assess performance.

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

          The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of September 30, 2002, we were in the planning stage of this segment and no revenues have been received.

          During the three months ended September 30, 2002 and 2001 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $141,520 for the development and acquisition of oil and gas properties, and sold $70,577 in producing properties for a net increase of $70,943.



Note 3        SEGMENT INFORMATION (CONTINUED)

          Segment information consists of the following for the three months ended September 30:

                                    Oil and Gas      Power Plant       Mining           Corporate         Consolidated
                                    -----------      -----------       ------           ---------         ------------
          Revenues:
                    2002            $   261,160      $      -0-        $     -0-        $     3,736       $   264,896
                    2001                298,848             -0-              -0-             21,312           320,160

          Income (loss) from operations:

                    2002            $   142,216      $      -0-        $     -0-        $  (186,484)      $   (44,238)
                    2001                170,676        (20,000)              -0-           (151,766)           (1,090)

          Identifiable assets:

                    2002            $ 3,312,792      $      -0-          $18,823        $ 1,843,004       $ 5,174,619
                    2001              3,197,196             -0-           18,823          2,636,542         5,852,561

          Depreciation, depletion and valuation
          charged to identifiable assets:

                    2002            $(2,343,649)     $      -0-        $     -0-        $   (50,230)      $(2,393,879)
                    2001             (2,023,713)            -0-              -0-            (31,100)       (2,054,813)

          Capital expenditures:

                    2002            $   141,520      $      -0-        $     -0-        $       -0-       $   141,520
                    2001                351,573             -0-              -0-                -0-           351,573


Note 4        MAJOR CUSTOMERS

          We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                   The Company
                                                   -----------

                                        A               B                 C
                                        -               -                 -
          Year ended:

           September 30, 2002          30%             50%               13%
           September 30, 2001          52%             26%               -0-


                                       8

Note 5        COMMITMENTS AND CONTINGENCIES

          At September 30, 2002 we were committed to the following projects in
          California:

              Project                                              Aspen Cost
              -------                                              ----------

              Klingenberg 23-1 drilling costs                      $   50,000
              Kuppenbender 20-2 completion costs                       45,000
              McCullough 36-1 completion costs                         62,000
              Quarre 30-2 drilling costs                               50,000
              Newhall Land & Farming 26-1 drilling costs               50,000
                                                                   ----------

                       Total                                       $  257,000
                                                                   ==========

          On August 29, 2002 the HSRCC #1 well was spudded. We have a small non-operating interest in this well and production casing was run based on encouraging mud and electric logs. The well was successfully completed in September 2002 at a flow rate in excess of 1,500 MCFPD.

          We are committed to drilling three Tehama County, California wells. The average total drilling costs for each well is estimated at $240,000 with our share of the average net costs per well estimated at approximately $50,000, net of overhead fees.

          We are committed to the completion of one Colusa County, California well that is estimated to cost $290,000, with our share of the completion costs estimated at approximately $50,000, net of overhead fees.


Note 6        INCOME TAXES

          We have made no provision for income taxes for the three month period ended September 30, 2002 due to the loss for the first quarter. We had approximately $1,200,000 of net operating loss carryforwards at June 30, 2002.


Note 7        SUBSEQUENT EVENTS

          The McCullough 36-1 well was completed in October 2002 at a flow rate of 780 MCFPD. The shut in pressure was 4,630 psig. Gas sales commenced on November 1, 2002.

          The Kuppenbender 20-2 was cased for completion in October 2002 based on encouraging mud and electric logs. The well will be perforated in early November 2002.

          Aspen drilled 5 successful gas wells (Leal 22-1, Porter 26-2, Kuppenbender 20-2 and 20-3, and McCullough 36-1) out of 5 attempts, a 100% success rate, during the Sacramento Valley drilling season between May and November 2002.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     This should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2002, which has been filed with the Securities and Exchange Commission. This management's discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Liquidity and Capital Resources
-------------------------------

September 30, 2002 as compared to September 30, 2001
----------------------------------------------------

At September 30, 2002 current assets were $1,718,157 and current liabilities were $992,569 and we had positive working capital of $725,588 compared to current assets of $1,333,221 at June 30, 2002 and current liabilities of $577,872 at June 30, 2002, resulting in working capital at June 30, 2002 of $755,349. Our working capital decreased $29,761 from June 30, 2002 to September 30, 2002 for several reasons.

     Our current assets increased approximately $385,000 because cash and cash equivalents increased $609,182 from $916,001 to $1,525,183. Much of the increase was due to an increase in advances paid to us from working interest owners for their share of wells to be drilled. We also received approximately $482,000 from the sale of the Brandt Lease in Kern County, California. Approximately $375,000 of the proceeds was due to other working interest owners in this lease and they were paid their proportionate share in October 2002. Accounts receivable trade decreased by 59% because of the completion of various drilling projects which were in process at year end. Prepaid expenses decreased $3,426, or 17%, reflecting a reduction in prepaid taxes at the end of the quarter.

     Our current liabilities increased to $992,569 at September 30, 2002 from approximately $577,872 at June 30, 2002. This increase was due to a number of factors including outstanding payables due working interest owners for the sale of the Brandt lease of approximately $375,000 and an increase in advances from joint owners for drilling wells in progress of $92,235.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

Recent drilling success has added to our cash flow from operations. These successes have been offset by the decline in production rates from older wells and a decline in the price received from the sale of gas our products. The average price received for oil and gas for the quarter ended September 30, 2002 was $25.44 per barrel and $2.78 per MMBTU of gas compared to $22.35 per barrel and $3.28 per MMBTU of gas at September 30, 2001, an increase of 14% and decline of 15% respectively.

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

Results of Operations
---------------------

September 30, 2002 Compared to September 30, 2001
-------------------------------------------------

For the three months ended September 30, 2002 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which include income from management fees, for the three months ended September 30, 2002 decreased approximately $37,688 from $298,848 to $261,160, a 13% decrease. This decrease reflects a decrease in the prices received for the sale of gas and a decrease in production in the Denverton Creek and Malton Black Butte fields as well as the Kern County oil properties. Our share of sales of oil and gas for the three month period ended September 30, 2002 were 520 barrels of oil and approximately 66,000 MMBTU of gas. The average price received for the quarter ended September 30, 2002 was $25.44 per barrel for oil and $2.78 per MMBTU for gas. This is a decrease in total oil production compared to the 1,300 barrels of oil produced in the first quarter of fiscal 2001, and a decrease in natural gas production when compared to the approximately 105,000 MMBTU of gas when compared to the production achieved during the first quarter of the 2001 fiscal year. Another factor resulting in decreased revenues during the first quarter of fiscal 2002 was a decrease in the prices received for our gas production when compared to prices of $22.35 and $3.28 received for oil and gas respectively during the first quarter of fiscal 2001.

Oil and gas production costs increased $12,042 from $25,872 to $37,914. Approximately $6,000 of this increase was due to non-recurring workover costs to prepare the Brandt wells for sale.

Depletion, depreciation and amortization decreased approximately $20,000 or 19% from the previous quarter, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately 9% from $170,112 to $185,800 for the quarter ended September 30, 2002. This increase is primarily due to salary, consulting and office rental increases.

As a result of our operations for the three months ended September 30, 2002, we ended the quarter with net loss of $44,238 compared to net loss of $1,090 for the corresponding quarter a year earlier. This increase of approximately $43,000 is due to a decrease in production volumes and the price received for our gas as discussed earlier. Effective September 1, 2002 we sold the remaining interest in producing oil wells located in Kern County, California for approximately $70,000 net to our interest. As of September 1, 2002 we are producing and selling only natural gas.

Interest and other income decreased approximately $17,500 to $3,736 and were primarily due to a decline in interest rates.


Item 3.       CONTROLS AND PROCEDURES

     (a) Pursuant to Item 307(a) of Regulation S-B, the Company's chief executive officer (who is the same person as its chief financial officer) has evaluated the effectiveness of the company's disclosure controls and procedures

(as those terms are defined in Exchange Act Rule 13a-14(c)) within the past 90 days. The Company's chief executive officer has concluded that the disclosure controls and procedures are effective for the Company.

     (b) There have been no significant changes in the Company's internal controls and, therefore, there is no disclosure required pursuant to Item 307(b) of Regulation S-B.



     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                            ASPEN EXPLORATION CORPORATION




                                            /s/  R. V. Bailey
                                            -------------------------------
                                            By:  R. V. Bailey,
November 8, 2002                                 Chief Executive Officer,
                                                 Principal Financial Officer

CERTIFICATIONS - principal executive and financial officers
-----------------------------------------------------------

I, R.V. Bailey, Chief Executive Officer and Chief Financial Officer of Aspen Exploration Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aspen Exploration Corporation;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                     /s/  R. V. Bailey
                                            ---------------------------------
                                                 R. V. Bailey, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer
                                                 (principal executive and
                                                 financial officer)