Form 10QSB
period 2002-12-31
ASPEN EXPLORATION CORP
filed 2003-02-18
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

           Class                                Outstanding at February 12, 2003
Common stock, $.005 par value                              5,863,828



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     December 31,     June 30,
                                                                        2002           2002
                                                                        ----           ----
                                                                     (Unaudited)     (Audited)
Current Assets:
Cash and cash equivalents, including $588,018 and
$822,060 of invested cash at December 31, 2002 and
June 30, 2002 respectively .......................................   $ 1,013,757    $   916,001


Precious metals ..................................................        18,823         18,823

Accounts receivable, trade .......................................       284,040        365,705


Accounts receivable - related party ..............................         5,164         12,872

Prepaid expenses .................................................        14,794         19,820
                                                                     -----------    -----------

     Total current assets ........................................     1,336,578      1,333,221
                                                                     -----------    -----------


Investment in oil and gas properties, at cost (full cost method of
accounting) ......................................................     5,753,668      5,427,741

Less accumulated depletion and valuation allowance ...............    (2,437,200)    (2,262,649)
                                                                     -----------    -----------

                                                                       3,316,468      3,165,092
                                                                     -----------    -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles .................................       112,562        112,562

Less accumulated depreciation ....................................       (54,649)       (45,810)
                                                                     -----------    -----------

                                                                          57,913         66,752
                                                                     -----------    -----------
Cash surrender value, life insurance .............................       239,095        239,095
                                                                     -----------    -----------

     TOTAL ASSETS ................................................   $ 4,950,054    $ 4,804,160
                                                                     ===========    ===========


                                      (Statement Continues)
                         See notes to Consolidated Financial Statements

                                               2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,       June 30,
                                                       2002             2002
                                                       ----             ----
                                                    (Unaudited)       (Audited)
Current liabilities:

Accounts payable and accrued expenses ..........    $   521,525     $   236,587

Accounts payable - related party ...............         13,185          21,260

Advances from joint owners .....................        159,704         230,775
                                                    -----------     -----------
Total current liabilities ......................        694,414         488,622
                                                    -----------     -----------
Deferred income tax payable ....................         89,250          89,250
                                                    -----------     -----------
Total liabilities ..............................        783,664         577,872
                                                    -----------     -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At December 31, 2002: 5,863,828
    and June 30, 2002: 5,863,828 ...............         29,320          29,320

Capital in excess of par value .................      6,025,797       6,025,797

Accumulated deficit ............................     (1,874,575)     (1,814,677)

Deferred compensation ..........................        (14,152)        (14,152)
                                                    -----------     -----------

Total stockholders' equity .....................      4,166,390       4,226,288
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 4,950,054     $ 4,804,160
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements



                                 ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                        Three Months Ended             Six Months Ended
                                                           December 31,                  December 31,

                                                       2002           2001           2002           2001
                                                       ----           ----           ----           ----
Revenues:
  Oil and gas ..................................   $   241,700    $   133,027    $   440,131    $   389,187

  Management fees ..............................        34,066         24,949         96,795         67,637

  Interest and other, net ......................         3,314         14,893          7,050         36,205
                                                   -----------    -----------    -----------    -----------
Total Revenues .................................       279,080        172,869        543,976        493,029
                                                   -----------    -----------    -----------    -----------

Costs and expenses:

  Oil and gas production .......................        38,611         42,401         76,525         68,273

  Depreciation, depletion and amortization .....        97,969        121,013        183,389        226,279

  Aspen Power Systems expense ..................          --            5,500           --           25,500

  Selling, general and administrative ..........       157,681        137,367        343,481        307,479

  Interest expense .............................           479            -0-            479            -0-
                                                   -----------    -----------    -----------    -----------
Total Costs and Expenses .......................       294,740        306,281        603,874        627,531
                                                   -----------    -----------    -----------    -----------
Net loss .......................................   $   (15,660)   $  (133,412)   $   (59,898)   $  (134,502)
                                                   -----------    -----------    -----------    -----------
Basic loss per common share ....................   $      ( - )   $      (.02)   $     (.01)    $      (.02)
                                                   ===========    ===========    ===========    ===========

Diluted loss per common share ..................   $      ( - )   $      (.02)   $     (.01)    $      (.02)
                                                   ===========    ===========    ===========    ===========
Basic weighted average number of common shares
outstanding ....................................     5,863,828      5,816,133      5,863,828      5,816,133
                                                   ===========    ===========    ===========    ===========
Diluted weighted average number of common shares
outstanding ....................................     5,863,828      5,816,133      5,863,828      5,816,133
                                                   ===========    ===========    ===========    ===========


                                    The accompanying notes are an integral
                                           part of these statements.

                                                      4



                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                       Six months ended December 31,
                                                             2002           2001
                                                         --------------------------

Cash flows from operating activities:
Net loss .............................................   $   (59,898)   $  (134,502)

Adjustments to reconcile net income
  to net cash provided by
  operating activities:

  Depreciation, depletion & amortization .............       183,390        226,279
  Amortization of deferred compensation ..............           -0-          8,800

Changes in assets and liabilities:

  Decrease in accounts receivable ....................        89,373        237,894
  (Increase) decrease in prepaid expense .............         5,026        (35,894)
  Increase (decrease) in accounts payable and accrued
    expense ..........................................       205,792       (899,631)
                                                         -----------    -----------
  Net cash provided (used) by operating activities ...       423,683       (597,054)
                                                         -----------    -----------

Cash flows from investing activities:

  Additions to oil & gas properties ..................      (396,504)      (520,139)
  Purchase of office equipment .......................           -0-         (3,205)
  Sale of idle equipment at cost .....................         1,155            -0-
  Sale of oil and gas properties .....................        69,422            -0-
                                                         -----------    -----------


  Net cash used by investing activities ..............      (325,927)      (523,344)
                                                         -----------    -----------

  Net increase (decrease) in cash and cash equivalents        97,756     (1,120,398)

  Cash and cash equivalents, beginning of year .......       916,001      2,695,583
                                                         -----------    -----------

  Cash and cash equivalents, end of period ...........   $ 1,013,757    $ 1,575,185
                                                         -----------    -----------

  Interest paid ......................................   $       479    $       -0-
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

                                December 31, 2002


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


          On July 1, 2002 we adopted Financial Accounting Standards Board No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact of this statement and, at this time, cannot reasonably estimate the effect of the adoption of SFAS No. 143 on our financial position, results of operations or cash flows.


Note 2        EARNINGS PER SHARE

          We have adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. We had a net loss of $59,898 and $134,502 for the six months ending December 31, 2002 and 2001, respectively. Because of the net loss, the basis and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation.


Note 3        SEGMENT INFORMATION

          We operate in three industrial segments within the United States, oil and gas exploration and development, mining and electrical generation construction.

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

          The mining segment receives its revenue primarily from the sale of minerals and precious metals and from time to time from the sale of a mineral venture that it has originated. Currently, this segment is inactive.

          The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of December 31, 2002, we were winding up the affairs of this segment and no further activities will be pursued.

          During the six months ended December 31, 2002 and 2001 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $396,504 for the development and acquisition of oil and gas properties, and sold $70,577 in producing properties for a net increase of $325,927.



Note 3        SEGMENT INFORMATION (CONTINUED)

          Segment information consists of the following for the six months ended
          December 31:

                                    Oil and Gas    Power Plant     Minerals       Corporate     Consolidated
         Revenues:

                    2002            $   536,926     $   -0-         $   -0-     $     7,050     $   543,976
                    2001                456,824         -0-             -0-          36,205         493,029

         Income (loss) from operations:

                    2002            $   285,850     $   -0-         $   -0-     $  (345,748)    $   (59,898)
                    2001                170,951     (25,500)            -0-        (279,953)       (134,502)

         Identifiable assets:

                    2002            $ 3,605,672     $   -0-         $18,823     $ 1,325,559     $ 4,950,054
                    2001              3,014,697         -0-          18,823       1,935,832       4,969,352

         Depreciation, depletion and valuation
         charged to identifiable assets:

                    2002            $  (174,551)    $   -0-         $   -0-     $   (8,838)     $  (183,389)
                    2001               (217,600)        -0-             -0-         (8,679)        (226,279)

         Capital expenditures:

                    2002            $   396,504     $   -0-         $   -0-     $      -0-      $    396,504
                    2001                520,139         -0-             -0-          3,205           523,344


Note 4        MAJOR CUSTOMERS

          We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                The Company
                                                -----------

                                            A                 B
                                            --                --
          Year ended:

           December 31, 2002                24%               53%
           December 31, 2001                27%               43%


                                       8

Note 5        COMMITMENTS AND CONTINGENCIES

          At December 31, 2002, we were committed to the following drilling and development projects in California:

          1. Three Tehama County, California wells. Total costs for each well is estimated at $500,000 with our share of the net costs per well approximately $120,000.

          2. One Solano County, California well that is estimated to cost $750,000 with our share of the net costs approximately $80,000.


Note 6        INCOME TAXES

          We made no provision for income taxes for the six month period ended December 31, 2002 since it utilizes net operating loss carryforwards. We had $583,321 of such carryforwards at June 30, 2002.


Note 7        SUBSEQUENT EVENTS

          On January 1, 2003 we entered into a new employment agreement with the president of our West Coast Division, Robert A. Cohan. Some of the pertinent provisions include an employment period ending December 31, 2005, salary increases from $125,000 per year to $135,000 per year effective April 15, 2003, and a further salary increase to $145,000 per year from April 15, 2004 through the end of the contract. Other benefits and duties will remain the same as the previous employment contract.

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

Liquidity and Capital Resources
-------------------------------

December 31, 2002 as compared to December 31, 2001
--------------------------------------------------

At December 31, 2002 current assets were $1,336,578 and current liabilities were $694,414 and we had positive working capital of $642,164 compared to current assets of $1,333,221 at June 30, 2002 and current liabilities of $488,622 at the same date, resulting in working capital at June 30, 2002 of $844,599, a $202,435 or 24% reduction. While current assets remained constant, our current liabilities increased by approximately $206,000 primarily due to increased revenue payable to other royalty and working interest owners.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our oil and gas production continues to provide us with sufficient cash flow. During the six months ended December 31, 2002, our operations provided $424,000 of positive operating cash flow as compared to a negative operating cash flow of nearly $600,000 for the same period of the previous year. As discussed below, our ability to maintain a positive cash flow from operations is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

During the six month period ending December 31, 2002, we experienced an increase in production and prices received for the natural gas we produced during that period. At June 30, 2002, we received an average of $2.51 per MMBTU. At December 31, 2002 our price per MMBTU had increased to approximately $4.15 per MMBTU, a 65% increase.

In conjunction with the increase in prices we have also experienced an increase in production volumes for the period. For the six months ended December 31, 2001 we produced approximately 108,000 MMBTU of gas compared to approximately 138,600 MMBTU for the six months ended December 31, 2002, a 28% increase. This increase in production is primarily due to the addition of five new gas wells between May and November 2002.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

Although our drilling and development plans have not been finalized for the coming year, at December 31, 2002 we are committed to drill 4 additional wells at an estimated cost to us of approximately $440,000, with the balance (approximately $1,810,000) to be paid by joint owners in the properties, including certain affiliated investors. For the six months ended December 31, 2002 we invested $396,000 in our oil and gas properties compared to approximately $520,000 for the six month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2003.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

Results of Operations
---------------------

December 31, 2002 Compared to December 31, 2001
-----------------------------------------------

For the six months ended December 31, 2002 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the six months ended December 31, 2002 increased approximately $80,000 from $457,000 to $537,000, a 17.5% increase. This increase reflects an improvement in prices and increased production volumes in California. Our share of sales of oil and gas for the six month period ended December 31, 2002 were 704 barrels of oil and approximately 138,600 MMBTU of gas with the price received for oil at $25.48 per barrel and $4.15 per MMBTU for gas. This is a decrease in total oil production compared to the 1795 barrels of oil produced in the first half of fiscal 2002, and an increase in natural gas production of 15,600 MMBTU when compared to the approximately 123,000 MMBTU of gas production achieved during the first half of 2002. As discussed in Liquidity and Capital Revenues, a significant factor resulting in the increase in revenues during the last six months of 2002 was an increase in the prices received for our production when compared to prices of $19.77 and $2.51 received for oil and gas respectively during the first half of 2002.

Oil and gas production costs increased $8,252 when compared to the last six month period, from $68,273 to $76,525. Production costs increased due to the addition of three producing wells and costs for installing compressors and dehydrator units on several of our producing gas wells.

Depletion, depreciation and amortization decreased $42,890 or 19% for the six month period, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately $36,000 or 12% from $307,479 to $343,481 for the six months ended December 31, 2002. This increase is primarily due to salary, office rental and consulting increases.

As a result of our operations for the six months ended December 31, 2002, we ended the period with a net loss of $59,900 compared to a net loss of $134,500 for the year earlier. This reduction in the loss from operations from $134,500 to $59,900 was due to an improvement in prices we received for our production and increased volumes produced, but was offset by an increase of approximately $36,000 in G&A costs. Effective September 1, 2002 we sold the remaining interest in producing oil wells located in Kern County, California for approximately $70,000 net to our interest. As of September 1, 2002, we were producing and selling only natural gas.

Interest and other income decreased approximately $29,000 to $7,050 and were primarily due to a decline in interest rates.

CONTRACTUAL OBLIGATIONS

     We had three contractual obligations as of December 31, 2002. The following table lists our significant liabilities at December 31, 2002:

                                          Payments Due by Period

                          Less than      2-3        4-5       After
Contractual Obligations    1 year       years      years     5 years     Total
-----------------------   -------      -------    -------    -------    -------
                          $30,300      $ 8,784    $  -0-     $  -0-     $39,084
                          -------      -------    -------    -------    -------
Total contractual
   cash obligations       $30,300      $ 8,784    $  -0-     $  -0-     $39,084
                          =======      =======    =======    =======    =======

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2003. Yearly payments under the lease are approximately $15,312. Our Bakersfield, California office lease was renewed for a three year period and expires February 28, 2006. The yearly payments are approximately $8,784 per year. We also lease storage space in Bakersfield, California. The lease expires December 31, 2003 and we pay approximately $390 per year for the space. We also sublease from R. V. Bailey, our president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month to month basis for $500 per month.

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

Item 3.       CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Aspen Exploration Corporation's management, the person serving as its Chairman/Chief Executive Officer/Principal Financial and Accounting Officer, who concluded that Aspen Exploration Corporation's disclosure controls and procedures are effective. There have been no significant changes in Aspen Exploration Corporation's internal controls or in other factors, which could significantly affect internal controls subsequent to the date Aspen Exploration Corporation carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Aspen Exploration Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Aspen Exploration Corporation's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer/Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              ------------------

     There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.

Item 2.       Changes in Securities and Use of Proceeds.
              ------------------------------------------

     None.

Item 3.       Defaults Upon Senior Securities.
              --------------------------------

     None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.
              ------------------

     None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

     (a) Exhibits:

         None.

     (b) Reports on Form 8-K:

         None.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                            ASPEN EXPLORATION CORPORATION




                                            /s/  R. V. Bailey
                                            -------------------------------
                                                 R. V. Bailey,
February 12, 2003                                President,
                                                 Principal Executive Officer,
                                                 Principal Financial Officer

CERTIFICATIONS - principal executive and financial officers
-----------------------------------------------------------

I, R.V. Bailey, Chief Executive Officer and Chief Financial Officer of Aspen Exploration Corporation, certify that:

1. I have reviewed this quartery report on Form 10-QSB of Aspen Exploration Corporation;

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


Date: February 12, 2003                      /s/  R. V. Bailey
     ------------------                      ---------------------------------
                                                  R. V. Bailey,
                                                  Chief Executive Officer and
                                                  Chief Financial Officer
                                                  (principal executive and
                                                  financial officer)