Form 10QSB
period 2003-03-31
ASPEN EXPLORATION CORP
filed 2003-05-14
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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

Indicate by check mark whether Aspen (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

              Class                               Outstanding at May 13, 2003
Common stock, $.005 par value                               5,863,828

Transitional small business disclosure format:           Yes        XX   No
                                                   -----           -----



Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                               ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                                                March 31,             June 30,
                                                                                  2003                  2002
                                                                                  ----                  ----
                                                                              (Unaudited)             (Audited)
Current Assets:

Cash and cash equivalents, including $1,200,736 and
$822,060 of invested cash at March 31, 2003 and June 30, 2002
respectively .........................................................        $ 1,200,786            $   916,001

Precious metals ......................................................             18,823                 18,823

Accounts receivable, trade ...........................................            294,703                365,705

Accounts receivable - related party ..................................              6,712                 12,872

Prepaid expenses .....................................................             14,892                 19,820
                                                                              -----------            -----------

     Total current assets ............................................          1,535,916              1,333,221
                                                                              -----------            -----------


Investment in oil and gas properties, at cost (full cost
method of accounting) ................................................          5,983,549              5,427,741

Less accumulated depletion and valuation allowance ...................         (2,541,436)            (2,262,649)
                                                                              -----------            -----------

                                                                                3,442,113              3,165,092
                                                                              -----------            -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles .....................................            112,562                112,562

Less accumulated depreciation ........................................            (59,068)               (45,810)
                                                                              -----------            -----------

                                                                                   53,494                 66,752
                                                                              -----------            -----------
Cash surrender value, life insurance .................................            239,095                239,095
                                                                              -----------            -----------

     TOTAL ASSETS ....................................................        $ 5,270,618            $ 4,804,160
                                                                              ===========            ===========


                                               (Statement Continues)
                                  See notes to Consolidated Financial Statements






                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               March 31,                   June 30,
                                                                                  2003                       2002
                                                                                  ----                       ----
                                                                              (Unaudited)                  (Audited)
Current liabilities:

Accounts payable and accrued expenses .................................       $   256,391                 $   236,587

Accounts payable - related party ......................................            42,192                      21,260

Advances from joint owners ............................................           684,272                     230,775
                                                                              -----------                 -----------
Total current liabilities .............................................           982,855                     488,622

Deferred income tax payable - long term ...............................            89,250                      89,250
                                                                              -----------                 -----------
Total liabilities .....................................................         1,072,105                     577,872
                                                                              -----------                 -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At March 31, 2003: 5,863,828
    and June 30, 2002: 5,863,828 ......................................            29,320                      29,320

Capital in excess of par value ........................................         6,025,797                   6,025,797


Accumulated deficit ...................................................        (1,845,827)                  (1,814,677)

Deferred compensation .................................................           (10,777)                    (14,152)
                                                                              -----------                 -----------

Total stockholders' equity ............................................         4,198,513                   4,226,288
                                                                              -----------                 -----------
Total liabilities and stockholders' equity ............................       $ 5,270,618                 $ 4,804,160
                                                                              ===========                 ===========


                               See Notes to Consolidated Financial Statements





                                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                         Three Months Ended                 Nine Months Ended
                                                                              March 31,                           March 31,
                                                                              ---------                           ---------

                                                                      2003              2002              2003               2002
                                                                      ----              ----              ----               ----
Revenues:

  Oil and gas ..............................................      $   314,222       $   124,257       $   754,353       $   513,444
  Management fees ..........................................           22,323            23,632           119,118            91,269
  Interest and other, net ..................................              931            10,395             7,981            46,600
                                                                  -----------       -----------       -----------       -----------

Total Revenues .............................................          337,476           158,284           881,452           651,313
                                                                  -----------       -----------       -----------       -----------

Costs and expenses:
  Oil and gas production ...................................           64,700            34,415           141,225           102,688
  Depreciation, depletion and amortization .................          108,656           121,741           292,045           348,020
  Aspen Power Systems expense ..............................              -0-               -0-               -0-            25,500
  Selling, general and administrative ......................          135,372           164,246           478,853           471,725
  Interest expense .........................................              -0-               479               479               479
                                                                  -----------       -----------       -----------       -----------

Total Costs and Expenses ...................................          308,728           320,881           912,602           948,412
                                                                  -----------       -----------       -----------       -----------
Net income (loss) before taxes .............................      $    28,748       $  (162,597)      $   (31,150)      $  (297,099)
                                                                  -----------       -----------       -----------       -----------
Provision for (recovery of) income taxes ...................            (--)            (70,530)            (--)            (70,530)
                                                                  -----------       -----------       -----------       -----------
Net income (loss) ..........................................      $    28,748       $   (92,067)      $   (31,150)      $  (226,569)
                                                                  ===========       ===========       ===========       ===========
Basic earnings (loss) per common share .....................      $      --         $      (.02)      $      --         $      (.04)
                                                                  ===========       ===========       ===========       ===========
Diluted earnings (loss) per common
share ......................................................      $      --         $      (.02)      $      --         $      (.04)
                                                                  ===========       ===========       ===========       ===========
Basic weighted average number of common shares
outstanding ................................................        5,863,828         5,831,800         5,863,828         5,831,800
                                                                  ===========       ===========       ===========       ===========
Diluted weighted average number of common shares
outstanding ................................................        5,863,828         6,022,414         5,863,828         6,022,414
                                                                  ===========       ===========       ===========       ===========



                                          The accompanying notes are an integral
                                                  part of these statements.




                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)



                                                                               Nine months ended March 31,
                                                                              2003                     2002
                                                                          ------------------------------------

Cash flows from operating activities:
-------------------------------------

Net (loss) ..................................................             $   (31,150)             $  (226,569)

Adjustments to reconcile net (loss)
  to net cash provided (used) by
  operating activities:

  Depreciation, depletion & amortization ....................                 292,045                  348,020
  Amortization of deferred compensation .....................                   3,375                   13,200

Changes in assets and liabilities:

  (Increase) decrease in accounts receivable ................                  77,162                  329,321
  (Increase) decrease in prepaid expense ....................                   4,928                  (36,103)
  Increase (decrease) in accounts payable and accrued
    expense .................................................                 494,233               (1,250,950)
                                                                          -----------              -----------
  Net cash provided (used) by operating activities ..........                 840,593                 (823,081)
                                                                          -----------              -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil & gas properties .........................                (626,385)                (628,244)
  Purchase of office equipment & vehicle ....................                     -0-                   (5,285)
  Sale of idle equipment at cost ............................                   1,155                      -0-
  Sale of oil and gas properties ............................                  69,422                   26,040
                                                                          -----------              -----------

  Net cash (used) by investing activities ...................                (555,808)                (607,489)
                                                                          -----------              -----------

  Net increase (decrease) in cash and cash equivalents ......                 284,785               (1,430,570)

  Cash and cash equivalents, beginning of year ..............                 916,001                2,695,583
                                                                          -----------              -----------

  Cash and cash equivalents, end of period ..................             $ 1,200,786              $ 1,265,013
                                                                          ===========              ===========

  Interest paid .............................................             $       479              $       479
                                                                          ===========              ===========

  Income taxes (refund) .....................................             $       -0-              $   (70,530)
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

                                 March 31, 2003


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


Note 2            EARNINGS PER SHARE

     We have adopted SFAS No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share. We had a net loss of $31,150 and $226,569 for the nine months ending March 31, 2003 and 2002, respectively. Because of the net loss, the basis and diluted average outstanding shares are considered the same, since including the shares would have an antidilutive effect on the loss per share calculation.


Note 3            SEGMENT INFORMATION

     We operate in two industrial segments within the United States, oil and gas exploration and development and electrical generation construction.

Note 3            SEGMENT INFORMATION (CONTINUED)

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

     The electrical generation construction segment will receive its revenues from the sale, design, construction and/or operation of gas turbine or other electrical generation projects. As of December 31, 2002, we ceased operation of this segment and no further activities will be pursued.

     During the nine months ended March 31, 2003 and 2002 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $626,385 for the development and acquisition of oil and gas properties, and sold $70,577 in equipment and producing properties for a net increase of $555,808.

Note 3            SEGMENT INFORMATION (CONTINUED)

     Segment information consists of the following for the nine months ended March 31:


                                            Oil and Gas       Power Plant       Corporate        Consolidated
                                            -----------       -----------       ---------        ------------
         Revenues:

                             2003           $    873,471      $   -0-           $        7,981   $     881,452
                             2002                604,713          -0-                   46,600         651,313

         Income (loss) from operations:

                             2003           $    453,459      $   -0-           $   (484,609)    $     (31,150)
                             2002                167,025       (25,500)             (368,094)         (226,569)

         Identifiable assets:

                             2003           $  3,743,528      $   -0-           $  1,527,090     $   5,270,618
                             2002              2,887,935          -0-              1,642,431         4,530,366

         Depreciation, depletion and valuation charged to identifiable assets:

                             2003           $(2,541,436)      $   -0-           $    (59,068)    $  (2,600,504)
                             2002            (2,256,413)          -0-                (41,154)       (2,297,567)

         Capital expenditures:

                             2003           $    626,385      $   -0-           $        -0-     $     626,385
                             2002                628,244          -0-                  5,285           633,529


Note 4            MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                   The Company
                                   -----------

                                      A             B             C           D
                                      -             -             --          -
         Year ended:

           March 31, 2003             -             22%           55%         -
           March 31, 2002             36%           -             32%         12%





Note 5            COMMITMENTS AND CONTINGENCIES

     At March 31, 2003 the Company was committed to the following drilling and development projects in California:

     On April 23, 2003 we commenced drilling operations on the Pope Bypass 1-5, a 7800 foot exploratory gas well in Yolo County, California. We have committed to drilling the following wells:

                                   Estimated                              Our Estimated
         Well                      Spud Date        Total Depth           Dry Hole Cost
         ------------------------------------------------------------------------------

         Pope Bypass 1-5            4-23-03          7800 feet               $103,500
         Quarre 30-2                5-2-03           5600 feet                 64,000
         Klingenberg 23-1           5-15-03          5900 feet                 64,000
         NL&F 26-1                  5-25-03          5500 feet                 64,000
                                                                             --------

                                                                             $295,500
                                                                             ========


     Results of these proposed drilling operations will be disclosed in future reports.

     During the quarter ended March 31, 2003, we acquired two contiguous gas properties located in Colusa County, California. Aspen and our partners acquired a 100% working interest in approximately 2000 acres which included ten shut in gas wells. In late March these wells were tested for their productive capabilities. Nine wells were put on production and are currently producing 1100 MCFPD and one well was plugged and abandoned.

     A 3-D seismic program will be acquired late in 2003 on these properties and drilling targets for the 2004 drilling season will be identified. We estimate our share of the 3-D seismic program will cost approximately $170,000.


Note 6            INCOME TAXES

     The Company has made no provision for income taxes for the nine month period ended March 31, 2003 since it utilizes net operating loss carryforwards. The Company had $1,713,865 of such carryforwards at June 30, 2002.

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

     Effective May 1, 2003 we entered into a new employment agreement with Chairman of the Board, R. V. Bailey. Some of the pertinent provisions include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey's salary will be $45,000 per year from May 1, 2003 to December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen's stock options and royalty interest programs. During the term of the agreement, we have agreed to pay Mr. Bailey a monthly $1,700 allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement.

     Mr. Bailey's keyman life insurance policy will terminate this year which will result in an annual savings of approximately $6,500. Mr. Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2006. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

     We may terminate this agreement upon Mr. Bailey's death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, we will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement.

     Effective May 1, 2003 our Board of Directors appointed Mr. Robert A. Cohan President of Aspen Exploration Corporation, replacing Mr. Bailey.

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

Liquidity and Capital Resources
-------------------------------


March 31, 2003 as compared to June 30, 2002
-------------------------------------------

At March 31, 2003 current assets were $1,535,916 and current liabilities were $982,855 and we had positive working capital of $553,061 compared to current assets of $1,333,221 at June 30, 2002 and current liabilities of $488,622 at the same date, resulting in working capital at June 30, 2002 of $844,599. Our current assets increased by 15%, while current liabilities increased by 101% from June 30, 2002 to March 31, 2003 for several reasons.

         Our current assets increased primarily because cash and cash equivalents increased from approximately $916,000 to approximately $1.2 million. Accounts receivable - trade decreased by about 20% because of the reduced drilling activity during the quarter ended March 31, 2003.

         Our current liabilities increased to approximately $983,000 at March 31, 2003, from approximately $489,000 at June 30, 2002. This increase was due primarily to an increase of $480,000 in advance payments received from joint owners prior to project start-ups at March 31, 2003.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our oil and gas production continues to provide us with sufficient cash flow. During the nine months ended March 31, 2003, our operations provided approximately $841,000 of positive cash flow as compared to a negative cash flow of approximately $823,000 for the same period of the previous year. As discussed below, our ability to maintain a positive cash flow from operations is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

We achieved the positive cash flow from operations during the nine month period ending March 31, 2003 described in the preceding paragraph because we experienced an increase in production and prices received for the natural gas we produced during that period. At June 30, 2002, we received an average of $2.51 per MMBTU. At March 31, 2003 our price per MMBTU had been increased to approximately $6.30 per MMBTU, a 151% increase.

In conjunction with the increase in prices we have also experienced an increase in production volumes for the period. For the nine months ended March 31, 2003 we produced approximately 187,000 MMBTU of gas compared to approximately 176,000 MMBTU for the nine months ended March 31, 2002, a 6% increase. This increase in production is primarily due to the addition of five new gas wells between May and November 2002.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

Although our drilling and development plans have not been finalized for the coming year, at March 31, 2003 we have spudded one well and are committed to drill 3 additional wells at an estimated cost to us of approximately $296,000, with the balance (approximately $1,258,000) to be paid by joint owners in the properties, including certain affiliated investors. For the nine months ended March 31, 2003 we invested approximately $626,000 in our oil and gas properties compared to approximately $628,000 for the nine month period in the preceding fiscal year. We anticipate additional drilling will occur in fiscal 2003.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

Results of Operations
---------------------


March 31, 2003 Compared to March 31, 2002
-----------------------------------------

For the nine months ended March 31, 2003 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which includes income from management fees, for the nine months ended March 31, 2003 increased approximately $268,500 from $605,000 to $873,500, a 44% increase. This increase reflects an improvement in prices and increased production volumes in California. Our share of sales of oil and gas for the nine month period ended March 31, 2003 was 650 barrels of oil and approximately 187,000 MMBTU of gas with the price received for oil at $25.89 per barrel and $3.93 per MMBTU for gas. This is a decrease in total oil production compared to the 2,410 barrels of oil produced in the first nine months of fiscal 2002 due to the sale of our producing oil properties in late 2002, and an increase in natural gas production of 11,000 MMBTU when compared to the approximately 176,000 MMBTU of gas production achieved during the first nine months of 2002. As discussed in Liquidity and Capital Revenues, a significant factor resulting in the increase in revenues during the last nine months of fiscal 2003 was an increase in the prices received for our production when compared to prices of $19.33 and $2.68 received for oil and gas respectively during the first nine months of 2002.

Oil and gas production costs increased $38,537 when compared to the comparable nine month period of the previous year, from $102,688 to $141,225. Production costs decreased due to the elimination of non-recurring workover costs for recompleting wells in upper producing zones and the sale of our Arco and Brandt oil wells in January 2002 and September 2002, respectively. These decreases were offset by increased compression costs on our mature gas wells.

Depletion, depreciation and amortization decreased $55,975 or 16% for the nine month period, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense increased approximately $7,128 or 2% from $471,725 to $478,853 for the nine months ended March 31, 2003. This increase is primarily due to salary and office rental and consulting increases.

As a result of our operations for the nine months ended March 31, 2003, we ended the period with a net loss of $31,150 compared to net loss of $226,569 for the nine months ended March 31,2002. This reduction in the loss from operations was due to an improvement in prices we received for our production and increased volumes produced, but was offset by an increase of approximately $38,600 in production costs and $7,100 in G&A costs. Effective September 1, 2002 we sold the remaining interest in producing oil wells located in Kern County, California for approximately $70,000 net to our interest. As of September 1, 2002, we were producing and selling only natural gas.

Interest and other income decreased approximately $38,600 to $8,000 and were due to a decline in interest rates.

CONTRACTUAL OBLIGATIONS

     We had five contractual obligations as of March 31, 2003. The following table lists our significant liabilities at March 31, 2003:

                                                                 Payments Due by Period
                           Less than
Contractual Obligations    1 year           2-3 years         4-5 years         After 5 years        Total
-----------------------    ---------        ---------         ---------         -------------      -------

Employment Obligations      $189,325          $409,130          $179,550          $142,100          $920,105

Lease Obligations             20,109            18,000             8,470               -0-            46,579
                            --------          --------          --------          --------          --------

Total contractual
   cash obligations         $209,434          $427,130          $188,020          $142,100          $966,684
                            ========          ========          ========          ========          ========

     We lease our corporate offices in Denver, Colorado under the terms of an operating lease, which expires on December 31, 2003. Yearly payments under the lease are approximately $15,312. Our Bakersfield, California office lease was renewed for a three year period and expires February 28, 2006. The yearly payments are approximately $8,760 per year. We also lease storage space in Bakersfield, California. The lease expires December 31, 2003 and we pay approximately $390 per year for the space. See Note 7 for a description of our employment obligations to Mr. R. V. Bailey and Mr. Robert A. Cohan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:
------------------

Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Many factors will affect actual future net cash flows, including:

-    The amount and timing of actual production;
-    Supply and demand for natural gas;
-    Curtailments or increases in consumption by natural gas purchasers; and
-    Changes in governmental regulations or taxation.

Property, Equipment and Depreciation:
-------------------------------------

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


                                    ASPEN EXPLORATION CORPORATION




                                         /s/ Robert A. Cohan
                                         ---------------------------------------
                                    By:  Robert A. Cohan,
May 13, 2003                             President, Principal Executive Officer,
                                         Principal Financial Officer

CERTIFICATIONS - principal executive and financial officers
-----------------------------------------------------------

I, Robert A. Cohan, Chief Executive Officer and Chief Financial Officer of Aspen Exploration Corporation, certify that:

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


Date: May 13, 2003              /s/ Robert A. Cohan
                                ------------------------------------------------
                                Robert A. Cohan,  Chief  Executive  Officer and
                                Chief Financial Officer (principal
                                executive and financial officer)