Form 10QSB
period 2003-09-30
ASPEN EXPLORATION CORP
filed 2003-11-13
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

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

                              Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at November 12, 2003
          -----                                 --------------------------------
Common stock, $.005 par value                             5,863,828

Transitional small business disclosure format:        Yes     XX     No
                                                ------      ------



Part One. FINANCIAL INFORMATION

         Item 1.  Financial Statements


                                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS

                                                                          September 30,                June 30,
                                                                               2003                     2003
                                                                               ----                     ----
                                                                           (Unaudited)                (Audited)
Current Assets:
Cash and cash equivalents, including $495,236 and ..............           $   966,399               $   776,566
$516,365 of invested cash at September 30, 2003 and
June 30, 2003 respectively

Precious metals ................................................                18,823                    18,823

Accounts receivables ...........................................               332,004                   269,259

Receivable, related party ......................................                13,003                     6,302

Prepaid expenses ...............................................                12,706                    22,181
                                                                           -----------               -----------

     Total current assets ......................................             1,342,935                 1,093,131
                                                                           -----------               -----------

Investment in oil and gas properties, at cost
(full cost method of accounting) ...............................             6,905,479                 6,723,579


Less accumulated depletion and valuation allowance .............            (2,797,469)               (2,674,469)
                                                                           -----------               -----------

                                                                             4,108,010                 4,049,110
                                                                           -----------               -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles ...............................               112,562                   112,562

Less accumulated depreciation ..................................               (68,778)                  (64,178)
                                                                           -----------               -----------
                                                                                43,784                    48,384
                                                                           -----------               -----------
     TOTAL ASSETS ..............................................           $ 5,494,729               $ 5,190,625
                                                                           ===========               ===========

                                                 (Statement Continues)
                                    See notes to Consolidated Financial Statements




                                ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS (Continued)

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,                 June 30,
                                                                             2003                       2003
                                                                             ----                       ----
                                                                          (Unaudited)                 (Audited)
Current liabilities:
Accounts payable and accrued expenses ..........................          $   189,734                $   581,895
Accounts payable - related party ...............................               47,793                     17,685
Advances from joint interest owners ............................              726,781                    150,821
                                                                          -----------                -----------
Total current liabilities ......................................              964,308                    750,401
                                                                          -----------                -----------

Asset retirement obligation ....................................               15,841                     17,841

Deferred income taxes ..........................................              131,350                    131,350
                                                                          -----------                -----------
Total long term liabilities ....................................              147,191                    149,191
                                                                          -----------                -----------

Total liabilities ..............................................            1,111,499                    899,592
                                                                          -----------                -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 2003 5,863,828
    and June 30, 2003: 5,863,828 ...............................               29,320                     29,320

Capital in excess of par value .................................            6,025,797                  6,025,797
Accumulated deficit ............................................           (1,706,703)                (1,756,900)
Deferred compensation ..........................................               (7,184)                    (7,184)
                                                                          -----------                -----------
Total stockholders' equity .....................................            4,383,230                  4,291,033
                                                                          -----------                -----------
Total liabilities and stockholders' equity .....................          $ 5,494,729                $ 5,190,625
                                                                          ===========                ===========

                                       See Notes to Consolidated Financial Statements




                                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                            (unaudited)
                                                                                  2003                      2002
                                                                                  ----                      ----
Revenues:
  Oil and gas ..................................................              $   341,926               $   198,431
  Management fees ..............................................                   45,915                    62,729
  Interest and other, net ......................................                      496                     3,736
                                                                              -----------               -----------
Total Revenues .................................................                  388,337                   264,896
                                                                              -----------               -----------
Costs and expenses:
  Oil and gas production .......................................                   39,102                    37,914
  Depreciation, depletion and amortization .....................                  127,600                    85,420
  Selling, general and administrative ..........................                  171,438                   185,800
                                                                              -----------               -----------
Total Costs and Expenses .......................................                  338,140                   309,134
                                                                              -----------               -----------
Income (loss) before taxes .....................................                   50,197                   (44,238)
                                                                              -----------               -----------
Provision for income taxes .....................................                      -0-                       -0-
                                                                              -----------               -----------
Net income (loss) ..............................................              $    50,197               $   (44,238)
                                                                              ===========               ===========
Basic income (loss) per common share ...........................              $       .01               $      (.01)
                                                                              ===========               ===========
Diluted income (loss) per common share .........................              $       .01               $      (.01)
                                                                              ===========               ===========
Basic weighted average number of common shares
outstanding ....................................................                5,863,828                 5,863,828
                                                                              ===========               ===========
Diluted weighted average number of common shares
outstanding ....................................................                5,917,538                 5,863,828
                                                                              ===========               ===========



                                          The accompanying notes are an integral
                                                 part of these statements.




                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)



                                                                                  Three months ended September 30,
                                                                                  2003                       2002
                                                                                  -------------------------------
Cash flows from operating activities:
-------------------------------------

Net income (loss) ...............................................              $    50,197               $   (44,238)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion & amortization ........................                  127,600                    85,420

Changes in assets and liabilities:

  Decrease (increase) in receivable .............................                  (71,446)                  220,820
  Decrease in prepaid expense ...................................                    9,475                     3,426
  Increase in accounts payable and accrued expense ..............                  213,907                   414,697
                                                                               -----------               -----------
  Net cash provided by operating activities .....................                  329,733                   680,125
                                                                               -----------               -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties ...........................                 (139,900)                 (141,520)
  Proceeds - sale of oil and gas properties .....................                      -0-                    69,422
  Proceeds - sale of idle equipment .............................                      -0-                     1,155
                                                                               -----------               -----------

  Net cash (used) by investing activities .......................                 (139,900)                  (70,943)
                                                                               -----------               -----------

  Net increase in cash and cash equivalents .....................                  189,833                   609,182

  Cash and cash equivalents, beginning of year ..................                  776,566                   916,001
                                                                               -----------               -----------

  Cash and cash equivalents, end of year ........................              $   966,399               $ 1,525,183
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

                                                              5


                          ASPEN EXPLORATION CORPORATION

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2003


Note 1       BASIS OF PRESENTATION

          The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2003.

          Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2003.


Note 2       ASSET RETIREMENT OBLIGATION

          Effective July 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. As of June 30, 2003, we recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a risk-free rate of 5%. Revisions to the liability could occur due to changes in plugging and abandonment costs, useful well lives or if federal or state regulators enact new regulations on the plugging and abandonment of wells.

          A reconciliation of our liability for the year ended September 30, 2003 is as follows:

         Asset retirement obligations as of
         June 30, 2003                                   $17,841

         Liabilities settled                              (2,000)
         Accretion expense                                   -0-
         Revision of estimate                                -0-
                                                         -------
         Asset retirement obligation as of
         September 30, 2003                              $15,841
                                                         =======


Note 3       EARNINGS PER SHARE

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

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $50,197 for the three months ended September 30, 2003 and a net loss of $44,238 for the three months ended September 30, 2002. Because of the net loss for the three months ended September 30, 2002, the basic and diluted average outstanding shares are considered the same, since including the dilutive shares would have an antidilutive effect on the loss per share calculation.

                                                        September 30, 2003
                                                        ------------------

                                                                         Per
                                       Net                              Share
                                      Income           Shares           Amount
                                      ------           ------           ------

           Basic earnings per share:

            Net income and
            share amounts            $50,197          5,863,828         $ .01

            Dilutive securities:
            stock options                               776,000

            Repurchased shares                         (722,290)
                                       _________________________________________

            Diluted earnings per share:

            Net income and assumed
            share conversion         $50,197          5,917,538         $ .01
                                     =======          =========         =====

Note 4       SEGMENT INFORMATION

          We operate in one industry segment within the United States, oil and gas exploration.

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

          During the three months ended September 30, 2003 and 2002 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $139,900 for the development and acquisition of oil and gas properties.

          Segment information consists of the following for the three months ended September 30:



                                            Oil and Gas       Corporate         Consolidated
                                            -----------       ---------         ------------
         Revenues:

                             2003           $    387,841      $        496      $    388,337
                             2002                261,160             3,736           264,896

         Income (loss) from operations:

                             2003           $    225,739      $   (175,542)     $     50,197
                             2002                142,216          (186,484)          (44,238)

         Identifiable assets:

                             2003           $  4,225,438      $  1,269,291      $  5,494,729
                             2002              3,312,792         1,861,827         5,174,619

         Depreciation, depletion and valuation
         charged to identifiable assets:

                             2003           $ (2,797,469)     $    (68,778)     $ (2,866,247)
                             2002             (2,343,649)          (50,230)       (2,393,879)

         Capital expenditures:

                             2003           $    139,900      $         -0-     $    139,900
                             2002                141,520                -0-          141,520


Note 5       MAJOR CUSTOMERS

          We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                     The Company
                                                     -----------

                                            A            B             C
                                            -            -             -
          Year ended:

           September 30, 2003               29%          53%           -
           September 30, 2002               30%          50%           13%

Note 6       COMMITMENTS AND CONTINGENCIES

          At September 30, 2003 the Company was committed to the following drilling and development projects in California:

                  Project                                  Aspen Cost
                  -------                                  ----------

                  Mengali-Durst #22-1                      $  40,000
                  Sac Outing Farms #31-3                      44,000
                  West Grimes 3-D                             80,000
                  Verona Pipeline                             70,000
                                                           ---------
                  Total                                    $ 234,000
                                                           =========


Note 7       INCOME TAXES

          The Company has made no provision for income taxes for the three month period ended September 30, 2003 since it utilizes net operating loss carryforwards. The Company had approximately $1,796,000 of such carryforwards at June 30, 2003.


Note 8       SUBSEQUENT EVENTS

          On October 1, 2003 we commenced drilling operations on the Mengali-Durst #22-1, an 8,400 foot exploratory gas well in Colusa County, California. Electric logs were run on the Mengali-Durst #22-1 well. Although there were some good mud log shows (170 units - 445 units) across the potential Forbes gas sand (8,090 feet to 8,140 feet), the electric logs indicated that this zone was tight and/or wet. The well was plugged and abandoned October 12, 2003 at a total estimated cost to us of $40,000.

          On October 17, 2003 we commenced drilling operations on the Sac Outing Farms #31-3, a 9,400 foot exploratory gas well in Colusa County, California. Electric logs were run on the Sac Outing #31-3 well. Although there were some good mud log shows (85 units - 210 units) across the potential Forbes gas sand (8,990 feet to 9,046 feet), the electric logs indicated that this zone was tight and/or wet. There was one 2 foot apparent gas sand at 9,140 feet to 9,142 feet which had 6.5 ohms of formation resistivity, good permeability, an 85 unit gas show, and a decent sonic response. After discussions with the majority of the working interest partners, it was determined that the completion costs could not be justified by a 2 foot gas sand. The well was plugged and abandoned October 27, 2003 at a total estimated cost to us of $44,000.


Note 9       NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     This should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission. This management's discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Liquidity and Capital Resources
-------------------------------

September 30, 2003 as compared to June 30, 2003
-----------------------------------------------

At September 30, 2003 current assets were $1,342,935 and current liabilities were $964,308 and we had positive working capital of $378,627 compared to current assets of $1,093,131 at June 30, 2003 and current liabilities of $750,401 at June 30, 2003, resulting in working capital at June 30, 2003 of $342,730. Our working capital increased $35,897 from June 30, 2003 to September 30, 2003 for several reasons.

     Our current assets increased approximately $250,000 because cash and cash equivalents increased $189,833 from $776,566 to $966,399. Much of the increase was due to an increase in advances paid to us from working interest owners for their share of wells to be drilled. We also received $56,000 in prospect fees from other working interest owners for the Mengali-Durst #22-1 and the Sac Outing #31-3 wells, which were drilled in October 2003. Accounts receivable trade increased by $62,745 because of the completion of various drilling projects which were in process at year end. Prepaid expenses decreased $9,475, or 43%, reflecting a reduction in prepaid taxes and the expensing of engineering fees at the end of the quarter.

     Our current liabilities increased $213,907 to $964,308 at September 30, 2003 from $750,401 at June 30, 2003. This increase was due to a number of factors including an outstanding payables reduction of approximately $392,000 and an increase in advances from joint owners for drilling wells in progress of approximately $606,000.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

Drilling success during the past year added to our cash flow from operations. These successes have been offset by the decline in production rates from older wells and a decline in the price received from the sale of our oil products. The average price received for oil and gas for the quarter ended September 30, 2003 was $23.93 per barrel and $4.82 per MMBTU of gas compared to $25.44 per barrel and $2.78 per MMBTU of gas at September 30, 2002, a decrease of 6% and increase of 73% respectively.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive. In October 2003 (after the period covered by this report), we drilled and abandoned two wells at a cost to us of $84,000.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months.

Results of Operations
---------------------

September 30, 2003 Compared to September 30, 2002
-------------------------------------------------

For the three months ended September 30, 2003 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which include income from management fees, for the three months ended September 30, 2003 increased approximately $126,700 from $261,160 to $387,841, a 49% increase. This increase reflects an increase in the prices received for the sale of gas which was partially offset by a decrease in production in the Denverton Creek and Malton Black Butte fields as well as the Kern County oil properties, which were sold on September 1, 2002. Our share of sales of oil and gas for the three month period ended September 30, 2003 were 48 barrels of oil and approximately 72,800 MMBTU of gas. The average price received for the quarter ended September 30, 2003 was $23.93 per barrel for oil and $4.82 per MMBTU for gas. This is a decrease in total oil production compared to the 520 barrels of oil produced in the first quarter of fiscal 2002 caused by the sale of our remaining oil properties on September 1, 2002, and an increase in natural gas production when compared to the approximately 66,000 MMBTU of gas when compared to the production achieved during the first quarter of the 2002 fiscal year. Another factor resulting in increased revenues during the first quarter of fiscal 2003 was an increase in the prices received for our gas production when compared to the price of $2.78 received for gas during the first quarter of fiscal 2002.

Oil and gas production costs increased approximately $1,200 from $37,914 to $39,102. The fairly constant cost reflects the abandonment of non-economic wells and the addition of new wells during normal operations during the past twelve months.

Depletion, depreciation and amortization increased approximately $42,000 or 49% from the previous quarter, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense decreased approximately 8% from $185,800 to $171,438 for the quarter ended September 30, 2003. This decrease is primarily due to a reduction of salary and benefits to officers.

As a result of our operations for the three months ended September 30, 2003, we ended the quarter with net income of $50,197 compared to net loss of $44,238 for the corresponding quarter a year earlier. This improvement is due primarily to an increase in the price received for our gas, which was partially offset by a decrease in production volumes, as discussed earlier. Effective September 1, 2002 we sold the remaining interest in producing oil wells located in Kern County, California for approximately $70,000 net to our interest. As of September 1, 2002 we are producing and selling natural gas with small amounts of associated condensate sales.

Interest and other income decreased approximately $3,736 to $496 and were primarily due to a decline in interest rates.

Item 3.      CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.



PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     31.      Rule 13a-14(a) Certification
     32.      Section 1350 Certification

(b)      Reports on Form 8-K

         During the period covered by this report and subsequently, we filed one report on Form 8-K as follows:

         Date: 9/30/2003   Item reported: Item 5, "Other Events and Regulation
         FD Disclosure.
         No financial statements were filed with this Form 8-K.

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          ASPEN EXPLORATION CORPORATION



                                          /s/  Robert A. Cohan
                                          --------------------------------------
                                          By:  Robert A. Cohan,
November 12, 2003                              Chief Executive Officer,
                                               Principal Financial Officer