Form 10QSB/A
period 2003-09-30
ASPEN EXPLORATION CORP
filed 2004-01-06
CIK 319458

FORM 10-Q-SB\A-1

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

           Class                                Outstanding at November 12, 2003
Common stock, $.005 par value                               5,863,828

Transitional small business disclosure format:          Yes            X  No
                                                   -----             -----



Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS



                                                             September 30,    June 30,
                                                                 2003           2003
                                                               ---------      ---------
                                                             (Unaudited)     (Audited)
Current Assets:

Cash and cash equivalents, including $495,236 and ........   $   966,399    $   776,566
$516,365 of invested cash at September 30, 2003 and
June 30, 2003 respectively

Precious metals ..........................................        18,823         18,823

Accounts receivables .....................................       332,004        269,259

Receivable, related party ................................        13,003          6,302

Prepaid expenses .........................................        12,706         22,181
                                                               ---------      ---------


     Total current assets ................................     1,342,935      1,093,131
                                                               ---------      ---------


Investment in oil and gas properties, at cost (full cost
method of accounting) ....................................      6,863,479      6,723,579


Less accumulated depletion and valuation allowance .......    (2,797,469)    (2,674,469)
                                                               ---------      ---------

                                                               4,066,010      4,049,110
                                                               ---------      ---------
Property and equipment, at cost:
Furniture, fixtures and vehicles .........................       112,562        112,562

Less accumulated depreciation ............................       (68,778)       (64,178)
                                                               ---------      ---------

                                                                  43,784         48,384
                                                               ---------      ---------

     TOTAL ASSETS ........................................   $ 5,452,729    $ 5,190,625
                                                               =========      =========


                                  (Statement Continues)
                     See notes to Consolidated Financial Statements

                                           2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  September 30,     June 30,
                                                      2003            2003
                                                      ----            ----
                                                   (Unaudited)     (Audited)
Current liabilities:

Accounts payable and accrued expenses ..........   $   189,734    $   581,895

Accounts payable - related party ...............        47,793         17,685

Advances from joint interest owners ............       726,781        150,821
                                                   -----------    -----------
Total current liabilities ......................       964,308        750,401
                                                   -----------    -----------

Asset retirement obligation ....................        15,841         17,841

Deferred income taxes ..........................       131,350        131,350
                                                   -----------    -----------
Total long term liabilities ....................       147,191        149,191
                                                   -----------    -----------

Total liabilities ..............................     1,111,499        899,592
                                                   -----------    -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At September 30, 2003 5,863,828
    and June 30, 2003: 5,863,828 ...............        29,320         29,320

Capital in excess of par value .................     6,025,797      6,025,797

Accumulated deficit ............................    (1,706,703)    (1,756,900)

Deferred compensation ..........................        (7,184)        (7,184)
                                                   -----------    -----------
Total stockholders' equity .....................     4,341,230      4,291,033
                                                   -----------    -----------
Total liabilities and stockholders' equity .....   $ 5,452,729    $ 5,190,625
                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                             -------------
                                                              (unaudited)
                                                         2003          2002
                                                      -----------   -----------
Revenues:

  Oil and gas .....................................   $   341,926   $   198,431

  Management fees .................................        45,915        62,729

  Interest and other, net .........................           496         3,736
                                                      -----------   -----------
Total Revenues ....................................       388,337       264,896
                                                      -----------   -----------

Costs and expenses:

  Oil and gas production ..........................        39,102        37,914

  Depreciation, depletion and amortization ........       127,600        85,420

  Selling, general and administrative .............       171,438       185,800
                                                      -----------   -----------
Total Costs and Expenses ..........................       338,140       309,134
                                                      -----------   -----------
Income (loss) before taxes ........................        50,197       (44,238)
                                                      -----------   -----------
Provision for income taxes ........................           -0-           -0-
                                                      -----------   -----------
Net income (loss) .................................   $    50,197   $   (44,238)
                                                      ===========   ===========
Basic income (loss) per common share ..............   $       .01   $      (.01)
                                                      ===========   ===========
Diluted income (loss) per common share ............   $       .01   $      (.01)
                                                      ===========   ===========
Basic weighted average number of common shares
outstanding .......................................     5,863,828     5,863,828
                                                      ===========   ===========
Diluted weighted average number of common shares
outstanding .......................................     5,917,538     5,863,828
                                                      ===========   ===========


                     The accompanying notes are an integral
                            part of these statements.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Three months ended
                                                             September 30,
                                                         2003           2002
                                                         -------------------
Cash flows from operating activities:
------------------------------------

Net income (loss) ................................   $    50,197    $   (44,238)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion & amortization .........       127,600         85,420

Changes in assets and liabilities:

  Decrease (increase) in receivable ..............       (71,446)       220,820
  Decrease in prepaid expense ....................         9,475          3,426
  Increase in accounts payable and accrued expense       213,907        414,697
                                                     -----------    -----------
  Net cash provided by operating activities ......       329,733        680,125
                                                     -----------    -----------

Cash flows from investing activities:
------------------------------------

  Additions to oil and gas properties ............      (139,900)      (141,520)
  Proceeds - sale of oil and gas properties ......           -0-         69,422
  Proceeds - sale of idle equipment ..............           -0-          1,155
                                                     -----------    -----------

  Net cash (used) by investing activities ........      (139,900)       (70,943)
                                                     -----------    -----------

  Net increase in cash and cash equivalents ......       189,833        609,182

  Cash and cash equivalents, beginning of year ...       776,566        916,001
                                                     -----------    -----------

  Cash and cash equivalents, end of year .........   $   966,399    $ 1,525,183
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

                                                       September 30, 2003
                                                       ------------------
                                                                    Per
                                           Net                     Share
                                           Income      Shares      Amount
                                           ------      ------      ------
          Basic earnings per share:

           Net income and
           share amounts                  $50,197     5,863,828     $ .01

           Dilutive securities:
           stock options                                776,000

           Repurchased shares                          (722,290)
                                          --------------------------------

           Diluted earnings per share:

           Net income and assumed
           share conversion               $50,197     5,917,538     $ .01
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

     Segment information consists of the following for the three months ended September 30:

                                 Oil and Gas       Corporate       Consolidated
                                 -----------       ---------       ------------

     Revenues:

                   2003         $    387,841      $        496     $    388,337
                   2002              261,160             3,736          264,896

     Income (loss) from operations:

                   2003         $    225,739      $   (175,542)    $     50,197
                   2002              142,216          (186,484)         (44,238)

     Identifiable assets:

                   2003         $  4,183,438      $  1,269,291     $  5,452,729
                   2002            3,312,792         1,861,827        5,174,619

     Depreciation, depletion and valuation
     charged to identifiable assets:

                   2003         $ (2,797,469)     $    (68,778)    $ (2,866,247)
                   2002           (2,343,649)          (50,230)      (2,393,879)

     Capital expenditures:

                   2003         $    139,900      $        -0-     $    139,900
                   2002              141,520               -0-          141,520


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

                                             ASPEN EXPLORATION CORPORATION



                                             /s/  Robert A. Cohan
                                             -------------------------------
                                             By:  Robert A. Cohan,
November 12, 2003                                 Chief Executive Officer,
                                                  Principal Financial Officer