Form 10QSB
period 2003-12-31
ASPEN EXPLORATION CORP
filed 2004-02-11
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

           Class                                Outstanding at February 11, 2004
           -----                                --------------------------------
Common stock, $.005 par value                              5,863,828

Transitional small business disclosure format:         [ ] Yes    [X] No

Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     December 31,     June 30,
                                                         2003           2003
                                                         ----           ----
                                                     (Unaudited)     (Audited)
Current Assets:
Cash and cash equivalents, including $247,570
and $516,365 of invested cash at December
31, 2003 and June 30, 2003 respectively ..........   $   916,031    $   776,566
Precious metals ..................................        18,823         18,823
Accounts receivable ..............................       318,450        269,259
Receivable, related party ........................        11,314          6,302
Prepaid expenses .................................        11,370         22,181
                                                     -----------    -----------

     Total current assets ........................     1,275,988      1,093,131
                                                     -----------    -----------

Investment in oil and gas properties, at cost
(full cost method of accounting) .................     7,642,168      6,723,579

Less accumulated depletion and valuation
allowance ........................................    (2,924,469)    (2,674,469)
                                                     -----------    -----------

                                                       4,717,699      4,049,110
                                                     -----------    -----------
Property and equipment, at cost:
Furniture, fixtures and vehicles .................       112,562        112,562
Less accumulated depreciation ....................       (73,378)       (64,178)
                                                     -----------    -----------

                                                          39,184         48,384
                                                     -----------    -----------

     TOTAL ASSETS ................................   $ 6,032,871    $ 5,190,625
                                                     ===========    ===========


                              (Statement Continues)
                 See notes to Consolidated Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,      June 30,
                                                        2003            2003
                                                        ----            ----
                                                    (Unaudited)      (Audited)
Current liabilities:
Accounts payable and accrued expenses ..........    $ 1,043,005     $   581,895
Accounts payable - related party ...............         12,188          17,685
Advances from joint interest owners ............        141,995         150,821
Notes payable - current ........................        150,000               0
                                                    -----------     -----------
Total current liabilities ......................      1,347,188         750,401
                                                    -----------     -----------

Asset retirement obligation ....................         45,081          17,841
Deferred income taxes ..........................        131,350         131,350
Notes payable - long term ......................         75,000               0
                                                    -----------     -----------
Total long term liabilities ....................        251,431         149,191
                                                    -----------     -----------
Total liabilities ..............................      1,598,619         899,592
                                                    -----------     -----------
Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: at December 31, 2003 5,863,828
    and June 30, 2003: 5,863,828 ...............         29,320          29,320

Capital in excess of par value .................      6,025,797       6,025,797
Accumulated deficit ............................     (1,613,681)     (1,756,900)
Deferred compensation ..........................         (7,184)         (7,184)
                                                    -----------     -----------
Total stockholders' equity .....................      4,434,252       4,291,033
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 6,032,871     $ 5,190,625
                                                    ===========     ===========


                 See Notes to Consolidated Financial Statements


                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                    December 31,                 December 31,
                                             -------------------------    -------------------------
                                                 2003          2002           2003          2002
                                             -----------   -----------    -----------   -----------
Revenues:
  Oil and gas ............................   $   362,942   $   241,700    $   704,868   $   440,131
  Management fees ........................        66,106        34,066        112,021        96,795
  Interest and other, net ................         4,269         3,314          4,765         7,050
                                             -----------   -----------    -----------   -----------
Total Revenues ...........................       433,317       279,080        821,654       543,976
                                             -----------   -----------    -----------   -----------

Costs and expenses:
  Oil and gas production .................        63,287        38,611        102,389        76,525
  Depreciation, depletion and amortization       130,349        97,969        257,949       183,389
  Selling, general and administrative ....       145,788       157,681        317,226       343,481
  Interest expense .......................           871           479            871           479
                                             -----------   -----------    -----------   -----------
Total Costs and Expenses .................       340,295       294,740        678,435       603,874
                                             -----------   -----------    -----------   -----------
Income (loss) before taxes ...............        93,022       (15,660)       143,219       (59,898)
                                             -----------   -----------    -----------   -----------
Provision for income taxes ...............             0             0              0             0
                                             -----------   -----------    -----------   -----------
Net income (loss) ........................   $    93,022   $   (15,660)   $   143,219   $   (59,898)
                                             ===========   ===========    ===========   ===========
Basic income (loss) per common share .....   $       .01   $     ( -- )   $       .02   $      (.01)
                                             ===========   ===========    ===========   ===========
Diluted income (loss) per common share ...   $       .01   $     ( -- )   $       .02   $      (.01)
                                             ===========   ===========    ===========   ===========
Basic weighted average number of
common shares outstanding ................     5,863,828     5,863,828      5,863,828     5,863,828
                                             ===========   ===========    ===========   ===========
Diluted weighted average number of
common shares outstanding ................     6,144,999     5,863,828      6,144,999     5,863,828
                                             ===========   ===========    ===========   ===========


                               The accompanying notes are an integral
                                      part of these statements.


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                    Six months ended December 31,
                                                    -----------------------------
                                                         2003           2002
                                                     -----------    -----------
Cash flows from operating activities:

Net income (loss) ................................   $   143,219    $   (59,898)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization .......       257,949        183,390

Changes in assets and liabilities:

  Decrease (increase) in receivable ..............       (54,413)        89,373
  Decrease in prepaid expense ....................        10,811          5,026
  Increase in accounts payable and accrued expense       446,787        205,792
                                                     -----------    -----------
  Net cash provided by operating activities ......       804,353        423,683
                                                     -----------    -----------

Cash flows from investing activities:

  Additions to oil and gas properties ............      (889,888)      (396,504)
  Proceeds - sale of oil and gas properties ......          --           69,422
  Proceeds - sale of idle equipment ..............          --            1,155
                                                     -----------    -----------

  Net cash (used) by investing activities ........      (889,888)      (325,927)


Cash flow from financing activities:

  Proceeds from notes payable ....................       225,000           --
                                                     -----------    -----------

  Net increase in cash and cash equivalents ......       139,465         97,756

  Cash and cash equivalents, beginning of year ...       776,566        916,001
                                                     -----------    -----------

  Cash and cash equivalents, end of year .........   $   916,031    $ 1,013,757
                                                     ===========    ===========

Other information:

  Interest paid ..................................   $       871    $       479
                                                     ===========    ===========


  Non-cash investing activities
  Asset retirement obligation ....................   $    29,007    $         0
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

                                December 31, 2003


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


Note 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The oil and gas industry is currently discussing the appropriate balance sheet classification of oil and gas mineral rights held by lease or contract. We classify these assets as a component of oil and gas properties in accordance with its interpretation of SFAS No. 19 and common industry practice. There is also a view that these mineral rights are intangible assets as defined in SFAS No. 141, "Business Combinations", and, therefore, should be classified separately on the balance sheet as intangible assets.

We did not change or reclassify contractual mineral rights included in oil and gas properties on the balance sheet upon adoption of SFAS No. 141. We believe its current accounting of such mineral rights as part of oil and gas properties is appropriate under the full cost method of accounting. However, if the accounting for mineral rights held by lease or contract is ultimately changed so that costs associated with mineral rights not held under fee title and pursuant to the guidelines of SFAS No. 141 are required to be classified as long term intangible assets, then the reclassified amount as of December 31, 2003 and June 30, 2003 (the end of our last completed fiscal year) would be approximately $1.6 million. Management does not believe that the ultimate outcome of this issue will have a significant impact on our cash flows, results of operations or financial position.

Note 3     RECEIVABLE - RELATED PARTIES

The receivable from related parties constitutes amounts due from officers for joint operating costs of wells operated by us. The transactions are in the normal course of business with the same terms as other joint owners and are repaid in a normal business cycle.


Note 4     ASSET RETIREMENT OBLIGATION

Effective July 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. We have recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a producing well is purchased or a drilled well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a risk-free rate of 6%. Revisions to the liability could occur due to changes in plugging and abandonment costs, useful well lives or if federal or state regulators enact new regulations on the plugging and abandonment of wells.

A reconciliation of our liability for the year ended December 31, 2003 is as follows:

     Asset retirement obligations as of
     June 30, 2003                        $ 17,841
     ARO additions                          29,007
     Liabilities settled                      (516)
     Accretion expense                         857
     Revision of estimate                   (2,108)
                                          --------
     Asset retirement obligation as of
     December 31, 2003                    $ 45,081
                                          ========


Note 5     EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $143,219 for the six months ended December 31, 2003 and a net loss of $59,898 for the six months ended December 31, 2002. Because of the net loss for the six months ended December 31, 2002, the basic and diluted average outstanding shares are considered the same, since including the dilutive shares would have an antidilutive effect on the loss per share calculation.

                                          December 31, 2003
                                   --------------------------------
                                                            Per
                                    Net                     Share
                                    Income       Shares     Amount
                                   ---------    ---------   -------

     Basic earnings per share:

       Net income and
       share amounts               $ 143,219    5,863,828   $   .02

       Dilutive securities:
        stock options                             776,000

       Repurchased shares                        (494,829)
                                   ---------    ---------   -------

     Diluted earnings per share:

       Net income and assumed
       share conversion            $ 143,219    6,144,999   $   .02
                                   =========    =========   =======


Note 6     NOTES PAYABLE

     The Company incurred the following debt:
                                                    December 31,      June 30,
                                                       2003             2003
                                                     --------         --------

     Note payable to a bank for the acquisition of
     producing gas properties located in several
     counties in the Sacramento Valley,
     California, principal payments are $12,500
     per month plus interest at the bank's prime
     rate plus 2%. (Rate was 6% at December 31,
     2003.) The loan is collateralized by accounts
     receivable, other rights to payments and all
     inventory                                       $225,000         $      0
                                                     --------         --------

     Less current portion                             150,000                0
                                                     --------         --------

     Long term portion                               $ 75,000         $      0
                                                     ========         ========

Note 7     SEGMENT INFORMATION

We operate in one industry segment within the United States, oil and gas exploration and production.

Identified assets by industry are those assets that are used in our operations in that industry. Corporate assets are principally cash, furniture, fixtures and vehicles.

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

During the six months ended December 31, 2003 and 2002 there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $889,888 for the development and acquisition of oil and gas properties.

Segment information consists of the following for the six months ended December 31:

                              Oil and Gas        Corporate       Consolidated
                              -----------        ---------       ------------
     Revenues:

                   2003       $   816,889      $      4,765      $   821,654
                   2002           536,926             7,050          543,976

     Income (loss) from
     operations:

                   2003       $   465,751      $   (322,532)     $   143,219
                   2002           285,850          (345,748)         (59,898)

     Identifiable assets:

                   2003       $ 4,849,966       $ 1,182,905      $ 6,032,871
                   2002         3,605,672         1,344,382        4,950,054

     Depreciation, depletion and
     valuation charged to
     identifiable assets:

                   2003       $  (248,749)      $    (9,200)     $  (257,949)
                   2002          (174,551)           (8,838)        (183,389)

     Capital expenditures:

                   2003       $   889,888       $      -0-       $   889,888
                   2002           396,504              -0-           396,504


Note 8     MAJOR CUSTOMERS

We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                       The Company
                                       -----------

                                 A          B           C
                                 -          -           -
     Year ended:

       December 31, 2003        26%        54%         11%
       December 31, 2002        24%        53%          -

Note 9     COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the Company was committed to the following drilling and development projects in California:

     Project                      Aspen Cost
     -------                      ----------

     6 well farmout                $      0
     Verona Pipeline                 70,000
                                   --------
     Total                         $ 70,000
                                   ========

We are committed to a 6 well farmout and drilling program to be completed during fiscal 2004 and 2005. Our 30% working interest share of the costs of this project are estimated to be $-0- because of prospect fees charged to the other working interest owners.

Effective January 1, 2004 through March 31, 2004, we entered into a purchase and sales agreement with a major gas purchaser to sell 500 MMBTU' S of gas per day at an average price of $6.07 per MMBTU. During the month of January, the latest date price information was available, we would have received approximately $5.66 per MMBTU with our normal pricing structure and no hedging agreements in force. There is no assurance such prices can be obtained in the future.


Note 10    INCOME TAXES

The Company has made no provision for income taxes for the three month period ended December 31, 2003 since it utilizes net operating loss carryforwards. The Company had approximately $1,796,000 of such carryforwards at June 30, 2003.


Note 11    SUBSEQUENT EVENTS

Aspen and partners have recently completed the shooting of a 10.5 square mile 3-D seismic program located over its acreage in the West Grimes Field, Colusa County, California, approximately 100 miles northeast of Sacramento. The data has been processed and is currently being evaluated by one of Aspen's consulting geophysicists.


Note 12    NEW ACCOUNTING PRONOUNCEMENTS

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

Liquidity and Capital Resources
-------------------------------

December 31, 2003 as compared to June 30, 2003
----------------------------------------------

At December 31, 2003 current assets were $1,275,988 and current liabilities were $1,347,188 and we had negative working capital of $71,200 compared to current assets of $1,093,131 at June 30, 2003 and current liabilities of $750,401 at June 30, 2003, resulting in working capital at June 30, 2003 of $342,730. Our working capital decreased $271,530 from June 30, 2003 to December 31, 2003 for several reasons.

     Our current assets increased $182,857 due, in part, to an increase in cash and cash equivalents of $139,465 from $776,566 to $916,031. Much of the increase in cash was due to an increase in revenue received by us in December and disbursed to other revenue interest owners in January 2004. We also received $56,000 in prospect fees from other working interest owners for the Mengali-Durst #22-1 and the Sac Outing #31-3 wells, which were drilled in October 2003. Accounts receivable trade increased by $54,203 because of the completion of various drilling projects, which were in process at year end. Prepaid expenses decreased $10,811, or 49%, reflecting a reduction in prepaid taxes and the expensing of engineering fees at the end of the six month period.

     Our current liabilities increased $596,787 to $1,347,188 at December 31, 2003 from $750,401 at June 30, 2003. This increase was due to a number of factors including the receipt of revenue due to other revenue owners of approximately $490,000 and the current portion of notes payable of $150,000 incurred in December, the proceeds of which were used to acquire producing gas wells located in northern California. Other than noted, current liabilities decreased $43,213.

We anticipate that our current assets will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

Drilling success during the past year added to our cash flow from operations. These successes have been offset by the decline in production rates from older wells and the sale of our producing oil wells in Kern County in 2002. The average price received for oil and gas for the quarter ended December 31, 2003 was $23.93 per barrel and $4.67 per MMBTU of gas compared to $25.39 per barrel and $3.36 per MMBTU of gas at December 31, 2002, a decrease of 6% and increase of 40%, respectively.

Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive. In October 2003, we drilled and abandoned two wells at a cost to us of $84,000.

We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. However, during December 2003, we borrowed $225,000 from a bank in California and used the proceeds to acquire various working interests in producing gas wells located in several counties in the Sacramento Valley, California.

Results of Operations
---------------------

December 31, 2003 Compared to December 31, 2002
-----------------------------------------------

For the six months ended December 31, 2003 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California.

Oil and gas revenues, which include income from management fees, for the six months ended December 31, 2003 increased approximately $279,963 from $536,926 to $816,889, a 52% increase. This increase reflects an increase in the prices received for the sale of gas which was partially offset by a decrease in production in the Denverton Creek and Malton Black Butte fields as well as the Kern County oil properties, which were sold on September 1, 2002. Our share of sales of gas for the six month period ended December 31, 2003 was approximately 151,000 MMBTU of gas. The average price received for the six months ended December 31, 2003 was $4.67 per MMBTU for gas. This is an increase in natural gas production of 9% when compared to the approximately 138,600 MMBTU of gas production achieved during the six months of the 2002 fiscal year. Another factor resulting in increased revenues during the six months of fiscal 2003 was an increase in the prices received for our gas production when compared to the price of $3.36 received for gas during the first six months of fiscal 2002.

Oil and gas production costs increased $25,864 from $76,525 to $102,389. The increase in costs reflects the addition of new wells during normal operations during the past twelve months, and the addition of compression costs associated with older gas wells with declining pressures.

Depletion, depreciation and amortization increased approximately $74,600 or 41% from the previous six months, which is our best estimate of what the full year cost will be.

Selling, general and administrative expense decreased approximately 8% from $343,481 to $317,226 for the six months ended December 31, 2003. This decrease is primarily due to a reduction of salary and benefits to officers.

As a result of our operations, we ended the six month period with net income of $143,219 compared to net loss of $59,898 for the corresponding six months a year earlier. This improvement is due primarily to an increase in the price received for our gas and an increase in gas production volumes, from 138,600 MMBTU to 151,000 MMBTU, a 9% increase. The net income was further enhanced by the reduction of general and administrative costs as previously discussed. Effective September 1, 2002, we sold our remaining interest in producing oil wells located in Kern County, California for approximately $70,000 net to our interest. As of September 1, 2002, we are only producing and selling natural gas with small amounts of associated condensate sales.

Interest and other income decreased approximately $2,285 to $4,765 and were primarily due to a decline in interest rates.

Contractual Obligations:
------------------------

We had six contractual obligations as of December 31, 2003. The following table lists our significant liabilities at December 31, 2003:

                                           Payments Due By Period
                           -----------------------------------------------------
                           Less than                          After
Contractual Obligations      1 year    2-3 years  4-5 years  5 years     Total
-----------------------      ------    ---------  ---------  -------     -----

Employment Obligations      $207,483   $300,800   $160,800   $ 20,100   $689,183

Bank Loans                   150,000     75,000          0          0    225,000

Operating Leases              24,092      5,960          0          0     30,052
                            --------   --------   --------   --------   --------

Total contractual
  cash obligations          $381,575   $381,760   $160,800   $ 20,100   $944,235
                            ========   ========   ========   ========   ========


We maintain office space in Denver, Colorado, our principal office, Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the six months ended December 31, 2003 and 2002 was $11,946 and $11,596, respectively.

Critical Accounting Policies and Estimates:
-------------------------------------------

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

Asset retirement obligations:
-----------------------------

We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No. 143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of 6%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

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


PART II

Item 1. Legal Proceedings.
--------------------------

     There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

     None.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     31.  Rule 13a-14(a) Certification
     32.  Section 1350 Certification

(b)  Reports on Form 8-K

     During the period covered by this report and subsequently, we filed one report on Form 8-K as follows:

     Date: 12/15/2003 Item reported: Item 12, "Results of Operations and Financial Condition.
     No financial statements were filed with this Form 8-K.

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                          ASPEN EXPLORATION CORPORATION



                                          /s/ Robert A. Cohan
                                          -------------------
                                          By:  Robert A. Cohan,
February 11, 2004                         Chief Executive Officer,
                                          Principal Financial Officer