Form 10QSB
period 2004-03-31
ASPEN EXPLORATION CORP
filed 2004-05-12
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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
                                             Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

            Class                                  Outstanding at May 12, 2004
            -----                                  ---------------------------
Common stock, $.005 par value                                5,863,828

Transitional small business disclosure format: ___ Yes   XX No


Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       March 31,       June 30,
                                                         2004            2003
                                                      -----------    -----------
                                                      (Unaudited)
Current Assets:

Cash and cash equivalents, including $475,500
and $516,365 of invested cash at March 31, 2004
and June 30, 2003, respectively ...................   $   533,998    $   776,566
Precious metals ...................................        18,823         18,823
Accounts receivable, trade ........................       292,782        269,259
Accounts receivable - related party ...............        21,224          6,302
Prepaid expenses ..................................         9,525         22,181
                                                      -----------    -----------
     Total current assets .........................       876,352      1,093,131
                                                      -----------    -----------
Investment in oil and gas properties, at cost (full
cost method of accounting) ........................     7,650,360      6,723,579
Less accumulated depletion and valuation
allowance .........................................    (3,047,469)    (2,674,469)
                                                      -----------    -----------
                                                        4,602,891      4,049,110
                                                      -----------    -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles ..................       112,562        112,562
Less accumulated depreciation .....................       (77,953)       (64,178)
                                                      -----------    -----------
                                                           34,609         48,384
                                                      -----------    -----------
     TOTAL ASSETS .................................   $ 5,513,852    $ 5,190,625
                                                      ===========    ===========


                              (Statement Continues)
            See notes to Condensed Consolidated Financial Statements


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,        June 30,
                                                       2004             2003
                                                    -----------     -----------
                                                    (Unaudited)
Current liabilities:

Accounts payable and accrued expenses ..........    $   136,944     $   581,895
Accounts payable - related party ...............         21,099          17,685
Advances from joint owners .....................        480,864         150,821
Notes payable - current ........................        150,000             -0-
                                                    -----------     -----------
Total current liabilities ......................        788,907         750,401
                                                    -----------     -----------
Asset retirement obligation ....................         45,081          17,841
Deferred income tax payable - long term ........        131,350         131,350
Notes payable - long term ......................         37,500             -0-
                                                    -----------     -----------
Total long term liabilities ....................        213,931         149,191
                                                    -----------     -----------
Total liabilities ..............................      1,002,838         899,592
                                                    -----------     -----------

Stockholders' equity:

Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued: At March 31, 2004: 5,863,828
    and June 30, 2003: 5,863,828 ...............         29,320          29,320
Capital in excess of par value .................      6,025,797       6,025,797
Accumulated deficit ............................     (1,536,919)     (1,756,900)
Deferred compensation ..........................         (7,184)         (7,184)
                                                    -----------     -----------
Total stockholders' equity .....................      4,511,014       4,291,033
                                                    -----------     -----------
Total liabilities and stockholders' equity .....    $ 5,513,852     $ 5,190,625
                                                    ===========     ===========


            See Notes to Condensed Consolidated Financial Statements


                                ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                      Three Months Ended             Nine Months Ended
                                                            March 31,                     March 31,
                                                   --------------------------    --------------------------
                                                       2004           2003           2004           2003
                                                   -----------    -----------    -----------    -----------
Revenues:
  Oil and gas ..................................   $   401,941    $   314,222    $ 1,106,809    $   754,353
  Management fees ..............................        38,613         22,323        150,634        119,118
  Interest and other, net ......................          (427)           931          4,338          7,981
                                                   -----------    -----------    -----------    -----------
Total Revenues .................................       440,127        337,476      1,261,781        881,452
                                                   -----------    -----------    -----------    -----------

Costs and expenses:
  Oil and gas production .......................        85,912         64,700        188,301        141,225
  Depreciation, depletion and amortization .....       127,575        108,656        385,524        292,045
  Selling, general and administrative ..........       146,800        135,372        464,026        478,853
  Interest expense .............................         3,078            -0-          3,949            479
                                                   -----------    -----------    -----------    -----------
Total Costs and Expenses .......................       363,365        308,728      1,041,800        912,602
                                                   -----------    -----------    -----------    -----------
Income (loss) before taxes .....................        76,762         28,748        219,981        (31,150)
                                                   -----------    -----------    -----------    -----------
Provision for income taxes .....................         (--)           (--)           (--)           (--)
                                                   -----------    -----------    -----------    -----------
Net income (loss) ..............................   $    76,762    $    28,748    $   219,981    $   (31,150)
                                                   ===========    ===========    ===========    ===========
Basic earnings (loss) per common share .........   $       .01    $      --      $       .04    $      --
                                                   ===========    ===========    ===========    ===========
Diluted earnings (loss) per common share .......   $       .01    $      --      $       .04    $      --
                                                   ===========    ===========    ===========    ===========
Basic weighted average number of common shares
outstanding ....................................     5,863,828      5,863,828      5,863,828      5,863,828
                                                   ===========    ===========    ===========    ===========
Diluted weighted average number of common shares
outstanding ....................................     5,951,553      5,863,828      5,951,553      5,863,828
                                                   ===========    ===========    ===========    ===========


                          See Notes to Condensed Consolidated Financial Statements


                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         Nine months ended March 31,
                                                             2004           2003
                                                         -----------    -----------
Cash flows from operating activities:
-------------------------------------

Net income (loss) ....................................   $   219,981    $   (31,150)

Adjustments to reconcile net income (loss) to net cash provided used by operating activities:

  Depreciation, depletion and amortization ...........       385,524        292,045
  Amortization of deferred compensation ..............           -0-          3,375

Changes in assets and liabilities:

  Decrease (increase) in receivable ..................       (38,445)        77,162
  Decrease in prepaid expense ........................        12,656          4,928
  Increase (decrease) in accounts payable
    and accrued expense ..............................      (111,494)       494,233
                                                         -----------    -----------
  Net cash provided by operating activities ..........       468,222        840,593
                                                         -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties ................    (1,033,040)      (626,385)
  Proceeds - sale of oil and gas properties ..........       134,750         69,422
  Proceeds - sale of idle equipment ..................           -0-          1,155
                                                         -----------    -----------

  Net cash (used) by investing activities ............      (898,290)      (555,808)
                                                         -----------    -----------

Cash flow from financing activities:
------------------------------------

  Proceeds from notes payable ........................       225,000            -0-
  Payment of notes payable ...........................       (37,500)           -0-
                                                         -----------    -----------
                                                             187,500            -0-
                                                         -----------    -----------

  Net increase (decrease) in cash and cash equivalents      (242,568)       284,785

  Cash and cash equivalents, beginning of period .....       776,566        916,001
                                                         -----------    -----------

  Cash and cash equivalents, end of period ...........   $   533,998    $ 1,200,786
                                                         ===========    ===========

Other information:

  Interest paid ......................................   $     3,949    $       479
                                                         ===========    ===========

  Non-cash investing activities
  Asset retirement obligation ........................   $    28,491    $         0
                                                         ===========    ===========


             See Notes to Condensed Consolidated Financial Statements

                                         5

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2004


Note 1     BASIS OF PRESENTATION

The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus that mineral rights, as defined in EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," are tangible assets and that they should be removed as examples of intangible assets in SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The FASB has recently ratified this consensus and directed the FASB staff to amend SFAS Nos. 141 and 142 through the issuance of FASB Staff Position FAS Nos. 141-1 and 142-1. Historically, Aspen has included the costs of such mineral rights as tangible assets, which is consistent with the EITF's consensus. As such, EITF 04-02 has not affected the Company's consolidated financial statements.

Note 3     RECEIVABLE - RELATED PARTIES

The receivable from related parties constitutes amounts due from officers and consultants for joint operating costs of wells operated by us. The transactions are in the normal course of business with the same terms as other joint owners and are repaid in a normal business cycle.


Note 4     ASSET RETIREMENT OBLIGATION

Effective July 1, 2002, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. We have recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a producing well is purchased or a drilled well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit adjusted risk-free rate of 6%. Revisions to the liability could occur due to changes in plugging and abandonment costs, useful well lives or if federal or state regulators enact new regulations on the plugging and abandonment of wells.

A reconciliation of our liability for the year ended March 31, 2004 is as follows:

                 Asset retirement obligations as of
                 June 30, 2003                        $ 17,841
                 ARO additions                          29,007
                 Liabilities settled                      (516)
                 Accretion expense                         857
                 Revision of estimate                   (2,108)
                                                      --------
                 Asset retirement obligation as of
                 March 31, 2004                       $ 45,081
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

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $219,981 for the nine months ended March 31, 2004 and a net loss of $31,150 for the nine months ended March 31, 2003. Because of the net loss for the nine months ended March 31, 2003, the basic and diluted average outstanding shares are considered the same, since including the dilutive shares would have an antidilutive effect on the loss per share calculation.

                                        Nine months ended March 31, 2004
                                        --------------------------------

                                          Net                    Per Share
                                         Income       Shares       Amount
                                       ----------   ----------    -------

         Basic earnings per share:

           Net income and
           share amounts               $  219,981    5,863,828    $   .04

           Dilutive securities:
            stock options                    --        676,000       --

           Repurchased shares                --       (588,275)      --
                                       ----------   ----------    -------

         Diluted earnings per share:

           Net income and assumed
           share conversion            $  219,981    5,951,553    $   .04
                                       ==========   ==========    =======


Note 6     STOCKHOLDERS' EQUITY

     Stock Options
     -------------

     On March 2, 2000, stock options were granted to the President of Aspen Power Systems, LLC for 100,000 shares of the Company's common stock at a grant price of $0.625 per share. These options vest 25,000 shares per annum from March 15, 2000 through March 15, 2003. The options are exercisable through March 15, 2004. As of this filing, no options were exercised, and the options have expired.

     As of March 31, 2004, we had an aggregate of 676,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:

                                          Number of   Weighted Average Exercise
                                           Shares    Price of Shares Under Plans
                                           ------    ---------------------------

     Outstanding balance June 30, 2003     776,000             $    .58
                                                               ========

     Granted                                   -0-                 --
                                                               ========

     Exercised                                 -0-                 --
                                                               ========

     Forfeited or expensed                (100,000)                .625
                                          --------             ========

     Outstanding balance March 31, 2004    676,000             $    .57
                                          ========             ========

     The following table summarizes information concerning outstanding and exercisable options as of March 31, 2004:

                                   Outstanding                 Exercisable
                         -------------------------------  ----------------------
                             Weighted
                             Average         Weighted                   Weighted
                             Remaining       Average                    Average
     Exercise  Number        Contractual     Exercisable  Number        Exercise
      Price    Outstanding   Life In Years   Price        Exercisable   Price
      -----    -----------   -------------   -----        -----------   -----

      $.57      426,000      08/15/2005(1)   $  .57           -0-       $  .57

       .57      250,000      08/15/2007(1)      .57           -0-          .57
                -------

                676,000
                =======

     (1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

     We account for the two stock option plans using APB No. 25 for directors and employees and SFAS No. 123 for consultants. There were 676,000 options granted in 2002. Directors and employees were granted 601,000 and consultants were granted 75,000. The consultant options were valued using the fair value method of SFAS No. 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 14.9%, credit adjusted risk free interest rates of 8.5% and expected lives of 3.4 to 4.4 years. The resulting compensation expense relating to the consultant option grant will be included as an operating expense as the options vest.

Note 7     NOTES PAYABLE

     The Company incurred the following debt:

                                                         March 31,  June 30,
                                                           2004       2003
                                                         --------   --------
     Note payable to a bank for the acquisition of
     producing gas properties located in several
     counties in the Sacramento Valley,
     California, maturing June, 2005, principal
     payments are $12,500 per month plus interest
     at the bank's prime rate plus 2%. (Rate was
     6% at March 31, 2004.) The loan is
     collateralized by accounts receivable, other
     rights to payments and all inventory.               $187,500   $      0
                                                         --------   --------

     Less current portion                                 150,000          0
                                                         --------   --------

     Long term portion                                   $ 37,500   $      0
                                                         ========   ========


Note 8     SEGMENT INFORMATION

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

     During the nine months ended March 31, 2004 and 2003, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,033,040 for the development and acquisition of oil and gas properties.

     Segment information consists of the following for the nine months ended March 31:

                            Oil and Gas         Corporate         Consolidated
                            -----------         ---------         ------------
     Revenues:

                 2004       $ 1,257,443         $    4,338        $ 1,261,781
                 2003           873,471              7,981            881,452

     Income (loss) from operations:

                 2004       $   693,444         $ (473,463)       $   219,981
                 2003           453,459           (484,609)           (31,150)

     Identifiable assets:

                 2004       $ 4,723,147         $  790,705        $ 5,513,852
                 2003         3,743,528          1,527,090          5,270,618

     Depreciation, depletion and valuation
     charged to identifiable assets:

                 2004       $   371,749         $   13,775        $   385,524
                 2003           278,787             13,258            292,045

     Capital expenditures:

                 2004       $ 1,033,040         $      -0-        $ 1,033,040
                 2003           626,385                -0-            626,385


Note 9     MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                     The Company
                                     -----------

                                A         B         C
                                -         -         -
     9 months ended:

       March 31, 2004          14%       23%       51%
       March 31, 2003           -        22%       55%

Note 10     COMMITMENTS AND CONTINGENCIES

     We have a proposed drilling budget for the period April through December 2004. The budget includes drilling eight wells in the Sacramento gas province of northern California and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program is set forth in the following table:

                                                       Complete &
              Area             Wells         Drill       Equip         Total
     ---------------------   ----------   ----------   ----------   ----------
     Momentum Farmout                 3   $   57,000   $  273,000   $  330,000
     Various Counties, CA

     Denverton Creek Field            1       26,000       19,000       45,000
     Solano County, CA

     West Grimes Field                4      375,000      250,000      625,000
     Colusa County, CA

     Verona Pipeline               --                      70,000       70,000
                             ----------   ----------   ----------   ----------

     Total Expenditure                8   $  458,000   $  612,000   $1,070,000
                             ==========   ==========   ==========   ==========


     Effective January 1, 2004 through March 31, 2004, we entered into a purchase and sales agreement with a major gas purchaser to sell 500 MMBTU'S of gas per day at an average price of $6.07 per MMBTU. During the month of January, the latest date price information was available; we would have received approximately $5.66 per MMBTU with our normal pricing structure and no hedging agreements in force. There is no assurance such prices can be obtained in the future.


Note 11     INCOME TAXES

     The Company has made no provision for income taxes for the nine month period ended March 31, 2004 since it utilizes net operating loss carryforwards. The Company had approximately $1,796,000 of such carryforwards at June 30, 2003.


Note 12     SUBSEQUENT EVENTS

     The Ettl #1-10, located in the Grimes Gas Field, Sutter County, California, was drilled to a depth of 7,700'. Production casing was run based on promising mud log and electric log responses. A Forbes sand interval was perforated and tested at approximately 1,000 MCFPD. The shut-in tubing and casing pressures were 2,600 psig. Gas sales should commence in approximately 30 days. Aspen has a 28.75% operated working interest in this well.

     The Emigh #35-6, located in the Denverton Creek Field, Solano County, California, was drilled to a depth of 11,200'. Production casing was run based on encouraging mud log and electric log responses. The well will be perforated in May 2004 to determine if commercial production can be established. Aspen has a 5.25% operated working interest in this well.


Note 13     NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This segment should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2003, which has been filed with the Securities and Exchange Commission. The management discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 38 gas wells and have a non-operated interest in 16 additional gas wells.

     We currently have offices in Bakersfield, California and Denver, Colorado and have 2 full time employees as well as the Chairman of the Board who allocates a portion of his time to the Company. We also make extensive use of consultants for the conduct of our business, ranging from financial, engineering, land, legal, and geological and geophysical specialists.

     We will typically review 20 to 25 prospects for every well we participate in, using 3-D seismic and well control geology to evaluate each prospect. Our goal is to identify low to moderate risk wells with good gas reserve potential.

     Where possible, we attempt to be the operator of each property we invest in. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 33% of our selling, general and administrative expenses.

Outlook and Trends
------------------

     We expect our natural gas production volumes to range between 290,000 to 320,000 MMBTU for the fiscal year ending June 30, 2004. We also anticipate that the average price for our product will be in the range of $4.70 to $5.20 per MMBTU for the fiscal year ended June 30, 2004.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $5.28 per MMBTU for the quarter ended March 31, 2004.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past three years has been 80%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk as well as anyone in the industry.

     Commodity prices are impacted by many factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas and NGL (natural gas liquids) prices, and therefore, we cannot determine what effect increases or decreases in production volumes will have on future revenues.

     On regulatory and operational matters, we actively manage our exploration and production activities. We value sound stewardship and strong relationships with all stakeholders in conducting our business. We attempt to stay abreast of emerging issues to effectively anticipate and manage potential impacts to our operations.

     To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible.

     In the past, Aspen has borrowed funds from an affiliate in 1997 and withdrew funds from a life insurance policy in 1997 and 2000 to drill, develop and produce our reserves. We are exposed to interest rate risk to the extent we have borrowed funds. During December 2003, we borrowed $225,000 from a bank for a modest acquisition. We currently pay 2% over the bank's prime rate for that facility. At March 31, 2004, the effective interest rate was 6%.

Liquidity and Capital Resources
-------------------------------

     We have historically financed our operations with internally generated funds and limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

     Cash of $468,200 and $840,600 was provided by our operations for the nine months ended March 31, 2004 and 2003. Even though the 2003 period generated a loss of $(31,150), we were able to generate a larger positive cash flow from operations during the first nine months of fiscal 2003 as compared to the 2004 period (when we generated net income of $219,981) because of:

     Lower depreciation, depletion and amortization expenses ($292,045 in 2003 as compared to $385,524 in 2004);

     A $77,162 decrease in accounts receivable during 2003 (which provided cash) compared to an increase in accounts receivable during 2004 of $38,445; and

     A $494,233 increase in accounts payable and accrued expenses in 2003 (which conserved cash) compared to an $111,494 reduction in accounts payable and accrued expenses in 2004 (which required cash payments).

     Investing activities used cash to increase capitalized oil and gas costs of $1,033,000 and $626,400 in the nine months ended March 31, 2004 and 2003. Cash in the current nine month period ended 2004 was used for lease acquisition and seismic work ($712,600), intangible drilling and well workovers ($284,000), and the purchase of oil and gas well equipment ($36,400). These expenditures were offset by the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling, completion and construction budget for the period April through December 2004. The budget includes drilling eight wells in the Sacramento gas province of northern California and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program over the next eight months is set forth in the following table:

                                                       Complete &
              Area             Wells         Drill       Equip        Total
     ---------------------   ----------   ----------   ----------   ----------
     Momentum Farmout                 3   $   57,000   $  273,000   $  330,000
     Various Counties, CA

     Denverton Creek Field            1       26,000       19,000       45,000
     Solano County, CA

     West Grimes Field                4      375,000      250,000      625,000
     Colusa County, CA

     Verona Pipeline               --                      70,000       70,000
                             ----------   ----------   ----------   ----------

     Total Expenditure                8   $  458,000   $  612,000   $1,070,000
                             ==========   ==========   ==========   ==========


     Our working capital (current assets less current liabilities) at March 31, 2004, was $87,445. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

     Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

     We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. However, during December 2003, we borrowed $225,000 from a bank in California and used the proceeds to acquire various working interests in producing gas wells located in several counties in the Sacramento Valley, California. If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of any future completion and pipeline costs.

Results of Operations
---------------------

March 31, 2004 Compared to March 31, 2003
-----------------------------------------

For the nine months ended March 31, 2004 our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2004 period our revenues increased by more than $352,000 as compared to the comparable period of our 2003 fiscal year because of:

     Increased production (224,400 MMBTU sold as compared to 187,400 MMBTU sold during the first nine months of our 2003 fiscal year);

     Increased price received for our production (an average of $4.88 per MMBTU during the first nine months of our 2004 fiscal year as compared to $3.23 per MMBTU received during that period in 2003); and

     Increased management fees received ($150,634 during 2004 as compared to $119,118 during 2003) because we were operators of more wells during 2004 (38 wells compared to 33 wells in 2003).

When comparing the three month periods ended March 31, 2004 and 2003, our revenues increased by more than $100,000 and net income increased by $48,000, or 167%, from $28,750 to $76,760 due to:

     Increased production (71,900 MMBTU sold compared to 57,900 MMBTU sold during the previous three months 2003 fiscal quarter) a 24% improvement;

     Decreased price received for our production (an average of $5.28 per MMBTU during the quarter ended March 31, 2004 as compared to $5.47 per MMBTU received during that period in 2003) a 3.5% decline; and

     Increased management fees received ($38,600 as compared to $22,300 during 2003) a 73% increase.

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by quarter for the nine months of fiscal 2004 and 2003:

                                                 For the Quarter Ended                       For the Quarter Ended
                                         ------------------------------------       --------------------------------------
                                         3/31/2004    12/31/2003    9/30/2003       3/31/2003      12/31/2002    9/30/2002
                                         ---------    ----------    ---------       ---------      ----------    ---------
Total revenues                               100.0%        100.0%       100.0%          100.0%          100.0%       100.0%

Oil & gas production costs                    19.5          14.6         10.1            19.2            13.8         14.3
                                         ---------    ----------    ---------       ---------      ----------    ---------
Income from operations                        80.5          85.4         89.9            80.8            86.2         85.7
                                         ---------    ----------    ---------       ---------      ----------    ---------

Costs and expenses
  Depreciation and depletion                  29.0          30.1         32.9            32.2            35.1         32.2
  Selling, general and administrative         33.4          33.6         44.1            40.1            56.5         70.1
  Interest expense                              .7            .0           .0              .0              .2           .0
                                         ---------    ----------    ---------       ---------      ----------    ---------
Total costs and expenses                      63.1          63.7         77.0            72.3            91.8        102.3
                                         ---------    ----------    ---------       ---------      ----------    ---------

Income before income taxes                    17.4          21.7         12.9             8.5            (5.6)       (16.6)

Provision for income taxes                      .0            .0           .0              .0              .0           .0
                                         ---------    ----------    ---------       ---------      ----------    ---------
Net income (loss)                             17.4          21.7         12.9             8.5            (5.6)       (16.6)
                                         =========    ==========    =========       =========      ==========    =========


To facilitate discussion of our operating results for the nine months ended
March 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                     Comparison of the Fiscal
                                    Nine Months Ended March 31,   Increase (Decrease)
                                    --------------------------   ----------------------
                                         2004         2003         Amount    Percentage
                                      ----------   ----------    ----------  ----------
Revenues:
Oil and gas sales                     $1,106,809   $  754,353    $  352,456       46.7%
Management fees                          150,634      119,118        31,516       26.5
Interest and other                         4,338        7,981        (3,643)     (45.6)
                                      ----------   ----------    ----------    -------
  Total revenues                       1,261,781      881,452       380,329       43.1
                                      ----------   ----------    ----------    -------

Cost and expenses:
Oil and gas production                   188,301      141,225        47,076       33.3
Depreciation and depletion               385,524      292,045        93,479       32.0
Selling, general and administrative      464,026      478,853       (14,827)      (3.1)
Interest expense                           3,949          479         3,470      724.4
                                      ----------   ----------    ----------    -------
  Total costs and expenses             1,041,800      912,602       129,198       14.2%
                                      ----------   ----------    ----------    -------

Net income (loss)                     $  219,981   $  (31,150)
                                      ==========   ==========

                                       18

Central to the issue of success of the nine months operations ended March 31, 2004 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                 Oil & Gas       MMBTU          (1)
                                   Sales          Sold      Price/MMBTU
                                 ----------    ----------   -----------

           2004
           ----
           lst Quarter           $  341,926        72,600    $    4.75
           2nd Quarter              362,942        79,900         4.64
           3rd Quarter              401,941        71,900         5.28
                                 ----------    ----------    ---------
             Year to date         1,106,809       224,400         4.88
                                 ----------    ----------    ---------

           2003
           ----
           lst Quarter              198,431        65,800         2.78
           2nd Quarter              241,700        63,700         3.76
           3rd Quarter              314,222        57,900         5.47
                                 ----------    ----------    ---------
             Year to date           754,353       187,400         3.23
                                 ----------    ----------    ---------

           Year to date change
           Amount                $  352,456        37,000    $    1.65
           Percentage                  46.7%         19.7%          51%


(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the past nine months of fiscal 2004 and the twelve months of fiscal 2003. As the table above notes, revenue has increased approximately 47% when comparing the two nine month periods ended March 31, 2004 and 2003. Volumes sold increased approximately 20%, while the price received for our product increased 51%.

Total revenue increased $380,300, or 43% when comparing the two periods, while operating and production costs increased $47,100, or 33%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 25% for the nine months ended March 31, 2003 to approximately 32% at March 31, 2004.

When comparing general and administrative expense for 2004 and 2003, costs declined slightly by $14,800, or 3.1%.

Results of operations and net income are presented in the following table:

                   Quarterly Financial Information (unaudited)

                                (1)                        Net Income (loss)
                  Total      Operating    Net Income          Per Share
  2004           Revenues      Income       (loss)        Basic       Diluted
  ----          ----------   ----------   ----------    ---------    ---------
  lst Quarter   $  388,337   $  348,739   $   50,197         .014         .014
  2nd Quarter      433,317      365,761       93,022         .016         .016
  3rd Quarter      440,127      354,642       76,762         .010         .010
                ----------   ----------   ----------    ---------    ---------
    Total        1,261,781    1,069,142      219,981         0.04         0.04
                ----------   ----------   ----------    ---------    ---------

  2003
  ----
  lst Quarter      264,896      232,246      (44,238)        (.01)        (.01)
  2nd Quarter      279,080      237,155      (15,660)        --           --
  3rd Quarter      337,476      271,845       28,748         --           --
                ----------   ----------   ----------    ---------    ---------
    Total       $  881,452   $  741,246   $  (31,150)        --           --
                ----------   ----------   ----------    ---------    ---------


(1) Operating income is oil and gas sales plus management fees less direct operating costs.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the nine month periods ended March 31, 2004 and 2003. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

Contractual Obligations:
------------------------

We had six contractual obligations as of March 31, 2004. The following table lists our significant liabilities at March 31, 2004:

                                         Payments Due By Period
                         -------------------------------------------------------
                         Less than                            After
Contractual Obligations    1 year   2-3 years   4-5 years    5 years     Total
-----------------------   --------  ---------   ---------   ---------   --------

Employment Obligations    $207,483   $300,800   $ 160,800         -0-   $669,083

Bank Loans                 150,000     37,500         -0-         -0-    187,500

Operating Leases            20,310      3,710         -0-         -0-     24,020
                          --------   --------   ---------   ---------   --------

Total contractual
  cash obligations        $377,793   $342,010   $ 160,800   $     -0-   $880,603
                          ========   ========   =========   =========   ========


We maintain office space in Denver, Colorado, our principal office, Castle Rock, Colorado and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the nine months ended March 31, 2004 and 2003 was $18,337 and $22,620, respectively.

Critical Accounting Policies and Estimates:
-------------------------------------------

We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

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

Property, Equipment, Depreciation and Depletion:
------------------------------------------------

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     None.

Item 3.     Defaults Upon Senior Securities.

     None.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.     Other Information.

     None.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

     31.  Rule 13a-14(a) Certification
     32.  Section 1350 Certification

(b)  Reports on Form 8-K

     None.

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        ASPEN EXPLORATION CORPORATION



                                        /s/ Robert A. Cohan
                                        -------------------------------
                                        By:  Robert A. Cohan,
May 12, 2004                            Chief Executive Officer,
                                        Principal Financial Officer