Form 10KSB
period 2004-06-30
ASPEN EXPLORATION CORP
filed 2004-09-28
CIK 319458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from         to
                                               -------    ------

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

                    Issuer's telephone number: (303) 639-9860

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.005 par value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                         ---  ---

     Aspen's revenues for the fiscal year ended June 30, 2004 were $1,823,936.

     At September 23, 2004, the aggregate market value of the shares held by non-affiliates was approximately $4,632,009. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($1.295) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,576,841).

     At September 23, 2004, there were 5,958,979 shares of common stock (Aspen's only class of voting stock) outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   -----  -----

================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

     Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-KSB contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, regulation of the Securities and Exchange Commission, and common law.

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

Summary of Our Business

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is 303-639-9863. Our websites are WWW.ASPENEXPLORATION.COM and WWW.ASPNX.COM and our email address is AECORP2@QWEST.NET. We are currently engaged primarily in the exploration and development of oil and gas properties in California. We have an interest in two inactive subsidiaries: a 25% interest in Aspen Power Systems, LLC (a company that has not been engaged in business since 2002), and Aspen Gold Mining Co., a company that has not been engaged in business since 1995.

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

     Aspen has information on hand which indicates coal deposits exist under the approximate 2,074 acres of leases which Aspen has obtained in Arapahoe and Elbert Counties, Colorado. We do not know if it is possible or economically feasible to produce any coalbed methane which may exist on these leases. The leases are paid-up oil and gas leases (which include coalbed methane) which expired on their own terms in April and May of 2004.

Company Strategy:

     At the present time, we cannot finance our oil and gas acquisitions and drilling activities solely through our own resources. Consequently, we identify prospects or production to acquire and drill prospects, and seek other industry investors who are willing to participate in these activities with us. We frequently retain a promotional interest in these prospects, but generally we finance a portion (and sometimes a significant portion) of the acquisition and drilling costs. We have in the past acquired interests in producing properties by issuing shares of our common stock, but because of the current low price of our stock, it has become more difficult and expensive to do so.

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

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2004 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2004, crude oil and natural gas sales and revenues from operating oil and gas properties accounted for $1,820,680, or 99.8% of our total revenues; while $3,256, or .2%, was from interest and other income.

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

     Dependence Upon One or a Few Major Customers: We generally sell our oil and gas production to a limited number of companies. In fiscal 2004 we obtained more than 10% of our revenues from sales to Calpine Corporation and Enserco Energy,

Inc. and ConocoPhillips; in 2003 more than 10% of our revenues derived from Calpine Corporation and Enserco Energy, Inc. We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts (Including Duration). We do not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. We received a trademark registration (serial no. 74-396,919 registered on March 1, 1994) for our corporate logo. The registration is for a term of ten years. To maintain the registration for its entire term we filed an affidavit of commercial use on February 21, 2000. We are currently in the process of renewing the trademark registration.

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

Employees.

     At June 30, 2004, we employed two full-time and one part-time person. We also employ independent contractors and other consultants, as needed.



ITEM 2.  PROPERTIES
-------------------

General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found in below in this Item 2 as well as in the notes to our financial statements.

Drilling and Acquisition Activity:

     During the fiscal year ended June 30, 2004, we participated in the drilling of 7 gross (1.38 net) wells, of which 5 gross (1.05 net) were completed as gas wells and 2 were dry holes. Of the 7 wells drilled, 1 operated gas well was drilled in the Grimes Field, 1 operated gas well was drilled in the Winters Field, 2 operated gas wells were drilled in the West Grimes Field, 1 operated gas well was drilled in the Denverton Creek Field and 2 dry holes were drilled in the Kirk Buckeye Field.

     In addition to the drilling activity, 3 operated gas wells and 1 non-operated gas well were acquired from an independent oil and gas company. These wells are located in Glenn, Sutter and Yolo Counties, California.

West Grimes Field, Colusa County, California
--------------------------------------------

     The WGU #15-8, located in the West Grimes Field, Colusa County, California, was directionally drilled to a depth of 7,750 feet and encountered approximately 60 feet of potential net gas pay in the Forbes Formation. Production casing was run based on very promising mud log and electric log responses. The well commenced production in August 2004 at the prolific rate of 3,700 MCFPD. Production in mid-September has declined to 1,750 MCFPD. The WGU #16-3 was drilled to a depth of 7,929 feet and encountered potential gas pay in various intervals in the Forbes formation. The well was completed and put on production in early August and is currently flowing 130 MCFPD.

     These wells were drilled based on a recently acquired 10.5 square mile 3-D seismic program located over Aspen's 5,000 plus leased acres in this field. Approximately 12 additional excellent drilling prospects have been identified. The wells in this field produce from multiple Forbes intervals ranging in depth from 6,000 feet to 8,500 feet and have produced over 80 BCF of gas to date. Numerous wells in this immediate area have produced at very prolific flow rates (4,000 MCFPD), have yielded excellent per well reserves (3 to 4 BCF per well), and have long productive well lives. Several of the 10 producing wells that Aspen acquired in this field last year have been producing for 40 years. Aspen believes that several of these wells may have additional gas potential in behind-pipe zones, which have not yet been perforated. Aspen has a 21% operated working interest in this field.

     The Morris #12-2, located in the West Grimes Field, Colusa County, California, was drilled to a depth of 8,400 feet and encountered approximately 73 feet of net gas pay (100 feet gross) in the Forbes Formation. This zone was perforated and tested at a prolific stabilized rate of 4,845 MCFPD of gas with a flowing tubing pressure of 3,350 psig and a flowing casing pressure of 3,400 psig. The shut in tubing pressure was 3,475 psig. Aspen has a 21% operated working interest in this field. We anticipate that drilling will commence on the fourth well in this project, the WGU #15-9, in October 2004.

Momentum Farmout, Colusa, Yolo, Sutter and Solano Counties, California
----------------------------------------------------------------------

     Aspen recently acquired a farmout package consisting of 6 quality drilling prospects, which are leased and defined by 3-D seismic data and well control. These prospects will be drilled during the 2004 - 2005 drilling seasons (4 wells in 2004 and 2 wells in 2005). Aspen has a 28.75% operated working interest in these wells. The first well drilled in this package, the Ettl #1-10, located in the Grimes Gas Field, Sutter County, California, was drilled to a depth of 7,600 feet to test three potential Forbes targets. The Grimes Gas Field has produced approximately 650 BCF (billion cubic feet) of gas and is currently producing 11,000 MCFPD. The well was successfully completed and commenced gas sales in July 2004 at the rate of 500 MCFPD.

     The second well drilled, the Chickohominy #1-12, located in the Winters Gas Field, Yolo County, California, was drilled to a depth of 5,050 feet, and encountered 25 feet of extremely permeable and porous potential gas pay in the Winters Formation. The well was perforated on June 28th, and tested at a stable gas rate of 2,540 MCFPD with a flowing tubing pressure of 1,725 psig. Gas sales commenced in August 2004 at a stable rate of 1,000 MCFPD with a flowing tubing pressure of 1,900 psig.

     The Griffin #1-1, located in the Winters Gas Field, Yolo County, California, was drilled to a depth of 5,000 feet, and encountered 15 net feet of extremely permeable and porous gas pay in the McCune Sand. This zone was perforated and tested at a stabilized rate of 1,385 MCFPD on a 12/64 inch choke. There was very little pressure drawdown during the flow test. The shut in pressure is approximately 2,000 psig. This was the third successful well drilled on a recently acquired farmout package consisting of 6 quality drilling prospects which are leased and defined by 3-D seismic data and well control.

     We anticipate that drilling will commence on the fourth well in this project, the Meckfessel #1-24, in October 2004. Aspen has a 28.75% operated working interest in these wells.

Millar Field, Yolo County, California
-------------------------------------

     Aspen successfully recompleted its Pope Bypass #1-5 well, located in the Millar Field, Yolo County, California, approximately 50 miles southwest of Sacramento. This well was drilled to a depth of 7,800 feet and we believe encountered approximately 70 feet of potential net gas pay in several intervals of the Winters formation. The Winters sands in this area are extremely porous and permeable, and exhibit excellent electric log characteristics. One 2 foot interval (top of 6 foot sand) was perforated and gas sales commenced on June 20, 2003 at a rate of 1,000 MCFPD. This thin zone produced 252,000 MCF though February 2004 when it watered out. The well was recompleted in March 2004 at the top (7,282 feet to 7,285 feet) of a 25 foot thick zone and after five months of production is still flowing 1,500 MCFPD with a flowing tubing pressure of 2,000 psig. Aspen currently has a 25.40% operated working interest in this well.

Feather River Prospect, Sutter County, California
-------------------------------------------------

     Aspen completed a 12 1/2 square mile 3-D seismic survey over leased acreage in Sutter County, California. This data is currently being processed and will be interpreted over the next few months. It is hopeful that analysis of the data will yield several exciting shallow gas targets (2,500 feet) although initial indications show only a few small gas anomalies. On a positive note, Aspen has acquired 2 gas wells located on this property. One of these wells tested at 3,000 MCFPD and will probably commence gas sales in November 2004 at a rate of 500 MCFPD after pipeline construction is completed. Aspen has a 20.0% operated working interest in this project.

Kirk-Buckeye Field, Colusa County, California
---------------------------------------------

     Aspen has drilled 4 gas wells out of 6 attempts in this field during the last 3 fiscal years. These wells produce from multiple horizons in the Forbes formation from depths ranging from 7,500 feet to 9,500 feet. Aspen has operated working interests in these wells ranging from approximately 15% to 36%.

Sour Grass Prospect, Tehama County, California
----------------------------------------------

     The Sour Grass prospect area is a 2,300 acre play located in southern Tehama County. In this project, for which a 7.5 square mile area 3-D seismic survey has been acquired, Aspen has a 23.33% operated working interest. There is also abundant well data for the area in addition to 2-D seismic survey information. Several prospective locations have been identified through an analysis of the data, with numerous pay zones from 2,000 to 6,000 feet in depth. Drilling of the first five wells in this project resulted in four producers and one dry hole. We will drill 1 additional well in this area this year.

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

     Aspen drilled the Emigh #35-6 in this field this year to a depth of 11,200 feet. Production casing was run based on encouraging mud log and electric log responses. The well was perforated in May 2004 and commenced gas sales in June 2004. Aspen has a 5.25% operated working interest in this well.

     Aspen has now drilled 13 gas wells out of 16 attempts in this field and has already produced approximately 10 BCF of gas. Aspen is the operator of all the wells in this field and has working interests ranging from 5% to 32% (with 25% working interest being the most common).

     The field is productive from 10 separate horizons ranging in depth from 9,000 feet to 12,000 feet. Aspen has extended the former field limits by 2 miles to the northeast and discovered new pay horizons. Current gross production is approximately 600 MCFPD of high quality natural gas (1085 BTU) with numerous behind-pipe zones in many of the wells.

Sac Valley Acquisition
----------------------

     Effective, October 1, 2003, Aspen acquired certain natural gas producing wells located in the Sacramento Valley of northern California. The acquisition consisted of 4 operated gas wells and 1 non-operated gas well located in various fields in the vicinity of Aspen's existing operations. Aspen's net working interests acquired in the operated wells range from 38% to 90%. These wells have flat decline rates with long productive lives. Aspen believes that excellent behind-pipe potential exists in one of the wells.

Drilling Activity:

     The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 2002, 2003 and 2004:

                                        Drilling Activity
                                        -----------------

                      Gross Wells                     Net Wells
Year                  Total    Producing    Dry       Total    Producing    Dry
----                  -----    ---------    ---       -----    ---------    ---


2002 Exploratory        6          4           2       1.32      .98        .34
2003 Exploratory        8          7           1       1.45     1.22        .23
2004 Exploratory        7          5           2       1.38     1.05        .33

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting).
--------------------------------------------------------------------------

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2004, 2003, and 2002, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                Years Ended June 30,
                                                --------------------

                                       2004              2003             2002
                                       ----              ----             ----
     Net Production
     Oil (Bbls)                         357               768             3,055
     Gas (MMcf)                         305               248               227

     Average Sales Prices
     Oil (per Bbl)                     $31.65            $26.13           $20.20
     Gas (per Mcf)                     $ 5.17            $ 4.23           $ 2.78

     Average Production Cost1
     Per equivalent
       Bbl of oil                      $15.73            $12.83           $11.21

     Average Lifting Costs2
     Per equivalent
       Bbl of oil                      $ 4.73            $ 3.61           $ 2.86

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

Productive Wells and Acreage:

Gross and Net Productive Gas Wells, Developed Acres, and Overriding Royalty
---------------------------------------------------------------------------
Interests.
----------

     Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth Aspen's leasehold interests in productive and shut-in gas wells, and in developed acres, at June 30, 2004:

                           Producing and Shut-In Wells

                                           Gross       Net1
                                           -----       ----
                 Prospect                  Gas         Gas
                 --------                  ---         ---

                 California:
                 Anderson Farms            1           0.20000
                 Anderson Unit 1-2         1           0.90000
                 Armstrong 17-4            1           0.36000
                 Balsdon 3-21              1           0.05983
                 Balsdon 6                 1           0.04134
                 Chickohominy 1-12         1           0.28750
                 Cygnus 2                  1           0.05125
                 Deane 1                   1           0.12938
                 Dragon 1                  1           0.28350
                 Eastby 36-2               1           0.07770
                 Elektra 1                 1           0.07560
                 Emigh 34-1                1           0.32550
                 Emigh 35-2                1           0.32800
                 Emigh 35-3                1           0.11900
                 Emigh 35-6                1           0.05514
                 Ettl 1-10                 1           0.28750
                 Firestone 1-10            1           0.03850
                 Gay Unit                  1           0.21000
                 Grey Wolf 1               1           0.18000
                 Houghton 25-1             1           0.07770
                 Johnson Unit              4           0.84000
                 Kuppenbender 20-2         1           0.19950
                 Kuppenbender 20-3         1           0.15200
                 Leal 22-1                 1           0.23334
                 McCullough 36-1           1           0.19750
                 Malton Arbuckle 1         1           0.51667
                 Mapco-Kylling 1           1           0.37800
                 NL&F 26-1                 1           0.23334
                 Noseco 1                  1           0.67900
                 Parsons 1                 1           0.45000
                 Pinheiro 1-10             1           0.01890
                 Pinheiro 2-10             1           0.01890
                 Pope Bypass 1-5           1           0.25400
                 Porter 26-2               1           0.23334
                 Quarre 30-2               1           0.23334
                 Sanborn 3-3               1           0.12762
                 Sanborn 4-10              1           0.02979
                 Sciortino 1-7             1           0.03000
                 South Sycamore 7          1           0.21000
                 South Sycamore 20         1           0.21000
                 Tiahrt 1-4                1           0.13617
                 Verona Farms 1            1           0.20000
                 West Grimes Unit 14       2           0.42000
                 West Grimes Unit 15       4           0.84000
                 West Grimes Unit 16       3           0.61000
                 Strain Ranches 16-3       1           0.21000
                 Strain Ranches 17-1       1           0.21000
                 Walter Trust 1            1           0.07291
                 Zimmerman 1-24            1           0.23334
                 TOTAL                     58          12.2651

1 A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

                             Developed Acreage Table

                                                     Aspen's Developed Acres1
         Prospect                                    Gross2             Net3
         --------                                    -----              ---
         California:

                  Denverton Creek                      1,431              216
                  Feather River                          320               64
                  Firestone 1-10                         160                6
                  Grey Wolf 1                            120               22
                  Kirk Buckeye                           800              241
                  Malton Black
                  Butte Field                          2,003              279
                  McCullough 36-1                        583              115
                  Momentum                               296               85
                  Phillips Acquisition                 1,120               79
                  Pope Bypass 1-5                        120               30
                  Sac Valley Acquisition               1,324              555
                  Sour Grass                           1,312              306
                  West Grimes                          2,197              461
                                                     -------           ------

                           TOTAL                      11,786            2,459
                                                      ======           ======

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

Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2004:

                          Overriding Royalty Interests

                                                 Productive
                                                   Wells            Gross
         Prospect                   Interest(%)     Gas            Acreage1
         --------                   -----------     ---            --------

         California:
          Denverton Creek           1.142816         1                 80
          Malton Black Butte        7.500000         1                645
          Grimes Gas                0.101590         1                615

                                                    ---              -----

                           TOTAL                     3               1,340
                                                    ===              =====

1    Consists of acres spaced or assignable to productive wells.



Undeveloped Acreage:

Leasehold Interests Undeveloped Acreage:
----------------------------------------
The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2004:

                                               Undeveloped Acreage
                                               -------------------
                                              Gross              Net
                                              -----              ---
         California:
           Denverton Creek                      514               69
           Echo                                 467              338
           Feather River                        320               64
           Orion                                750              150
           Sacreiter                            245              245
           Sour Grass                         1,028              224
           West Grimes                        2,869              586
                                            -------           ------
                           TOTAL              6,193            1,676
                                            =======            =====

Gas Delivery Commitments:

     Effective June 1, 2004, we entered a contract to sell 750 MMBTU of gas per day at a fixed price of $6.34 less transportation and other expenses. The contract is for the term June 1 - August 31, 2004 and contains monetary penalties for non-delivery of the gas. Subsequent to year-end, we completed the contract with no penalties realized.

Drilling Commitments:

         We have a proposed drilling budget for the period August through December 2004. The budget includes drilling five wells in the Sacramento gas province of northern California, the acquisition of one gas well, and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program is set forth in the following table:

                                                    Drilling          Completion &          Acquisition
      Area                            Wells          Costs           Equipping Costs           Costs            Total
      --------------------------     --------     -------------    --------------------    ---------------    -----------

      Momentum Farmout                  2           $  61,000                 $191,000                          $252,000
      Various Counties, CA

      West Grimes Field                 2              189,000                 147,000                           336,000
      Colusa County, CA

      Sour Grass Prospect               1               72,000                  60,000                           132,000
      Tehama County, CA

      Lambie 3-4                        1                                                         82,500          82,500

      Verona Pipeline                   -                                       70,000                            70,000
                                     --------     -------------    --------------------    ---------------    -----------

      Total Expenditure                 6             $322,000                $468,000            $82,500       $872,500
                                     ========     =============    ====================    ===============    ===========

Reserve Information - Oil and Gas Reserves:

         Cecil Engineering, Inc. evaluated our oil and gas reserves attributable to our properties at June 30, 2004. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based in numerous factors, many of which are variable and uncertain. Reserve

                                       10



         estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated.
         Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

         Estimated Proved Reserves/ Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2004 and 2003. See
Note 10 to the Consolidated Financial Statements and the above discussion.

Estimated Proved Reserves

                  Proved Reserves                             Oil (Bbls)                Gas (Mcf)
                  ---------------                             ----------                ---------
                  Estimated quantity, June 30, 2002               11,000                2,210,000
                                                              ----------                ---------

                    Revisions of previous estimates               (1,000)                (184,000)
                    Discoveries                                        0                  481,000
                    Production                                    (1,000)                (248,000)
                    Purchased reserves                                 0                  221,000
                    Sold reserves                                 (6,000)                       0
                                                              -----------               ---------

                  Estimated quantity, June 30, 2003                3,000                2,480,000

                    Revisions of previous estimates               (1,000)                (411,000)
                    Discoveries                                        0                  527,000
                    Production                                         0                 (305,000)
                    Purchased                                          0                  243,000
                                                              -----------               ---------

                  Estimated quantity, June 30, 2004                2,000                2,534,000
                                                              ===========               =========

                                           Developed and Undeveloped Reserves
                                           ----------------------------------

                                             Developed       Undeveloped          Total
                                             ---------       -----------          -----
           Oil (Bbls)
                 June 30, 2004                   -              2,000                2,000
                 June 30, 2003                   -              3,000                3,000

           Gas (Mcf)
                 June 30, 2004               1,236,000      1,298,000            2,534,000
                 June 30, 2003                 655,000      1,825,000            2,480,000

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 10 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended June 30, 2004.

     Title Examinations: Oil and Gas: As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with

                                       11



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

Office Facilities:

     Our principal office is located in Denver, Colorado. We also have an office located in Bakersfield, California. The Denver office consists of approximately
1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2004 for a lease rate of $1,261 per month.

     We also subleased from R.V. Bailey, our vice president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month-to-month basis for $500 per month. This sublease terminated on April 30, 2003 per the revised employment agreement with Mr. Bailey. See Item 10, R. V. Bailey
Employment Contract.

     We entered an lease agreement for our Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease requires lease payments of ranging from $730 to $770 over the term of the lease which expires February 8, 2006.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 2004, or any subsequent period.

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

     The OTCBB adopted new rules that result in companies not current in their reporting requirements under the Securities Exchange Act of 1934 being removed from the quotation service. At June 30, 2003 and 2004, we believe that we were in full compliance with these rules.

                                              Quarter Ended
                                              Sept., 2003      Dec., 2003        March, 2004      June 30, 2004
                                              -----------      ----------        -----------      -------------

Common Stock ("ASPN")
                                    High      $.85             $.97              $.95             $1.23
                                    Low       $.56             $.55              $.58             $0.65


                                              Quarter Ended
                                              Sept., 2002      Dec., 2002        March, 2003      June 30, 2003
                                              -----------      ----------        -----------      -------------

Common Stock ("ASPN")
                                    High      $.58             $.38              $.52             $.86
                                    Low       $.21             $.31              $.34             $.40

                                                  12



Holders:

     As of June 30, 2003 and 2004, there were approximately 1,182 and 1,158 holders of record of our Common Stock, respectively. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in `street name.'

Dividends:

     We have never declared or paid a cash dividend on our Common Stock. We presently intend to retain our earnings to fund development and growth of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements.

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2004, or subsequently, and we have paid no cash dividends on its common stock since inception. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities authorized for issuance under equity compensation plans.

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2004.

-----------------------------------------------------------------------------------------------
                           Equity Compensation Plan Information (1)

-----------------------------------------------------------------------------------------------
 Plan Category and        Number of        Weighted-average    Number of securities remaining
    Description       Securities to be    exercise price of     available for future issuance
                         issued upon         outstanding          under equity compensation
                         exercise of      options, warrants,     plans (excluding securities
                         outstanding          and rights          reflected in column (a))
                          options,
                        warrants, and
                           rights
                             (a)                 (b)                         (c)
--------------------- ------------------ --------------------- --------------------------------
Equity compensation
plans approved by
security holders      -0-                $-0-                  -0-
--------------------- ------------------ --------------------- --------------------------------
Equity compensation
plans not approved
by security holders   484,000            $0.57                 NA
--------------------- ------------------ --------------------- --------------------------------
Total                 484,000            $0.57                 NA
--------------------- ------------------ --------------------- --------------------------------

(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

                                       13

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

The following sets forth information regarding sales of unregistered securities during the June 30, 2004 fiscal year and subsequently as required by Item 701 of Regulation S-B.

Tri-Power Resources, Inc.

     On June 28, 2004, Tri-Power Resources, Inc., a privately-held California corporation, purchased a $300,000 convertible debenture from Aspen Exploration Corporation. Aspen also issued to Tri-Power warrants to purchase 300,000 shares of its common stock which, if exercised before March 31, 2005, will result in the purchaser acquiring warrants to purchase an additional 300,000 shares. Shares potentially issuable to Tri-Power total 900,000.

(a) The transaction was completed effective June 28, 2004. We issued the following securities to one accredited investor in exchange for the investor's payment to Aspen of $300,000:

     a convertible debenture with a principal amount of $300,000, bearing interest at 4% per annum and

     300,000 common stock warrants exercisable as described in paragraph (c) below.

(b) There was no placement agent or underwriter for the transaction and Aspen did not publicly offer any securities.

(c) The total offering price was $300,000. No underwriting discounts or commissions were paid.

     If the holder exercises the warrant before June 30, 2005, Aspen will receive an additional $330,000 ($1.10 per share); if the holder exercises the warrant before June 30, 2006 but after June 30, 2005, Aspen will receive an additional $360,000 ($1.20 per share).

     If the holder exercises the warrant before March 31, 2005, the holder will receive an additional warrant exercisable to purchase 300,000 shares at $1.25 per share.

     In any case, the warrant (and any additional warrant) will expire unless exercised by June 30, 2006.

(d) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D. We did not engage in any public advertising or general solicitation in connection with this transaction which was in negotiation for more than several weeks. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Aspen it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The convertible debenture convertible into common stock at the effective price of $1.00 per share (subject to dilution adjustment in the event of stock splits, stock dividends, and similar transactions, the "Conversion Price"). The convertible debenture will automatically convert into common stock at the Conversion Price if the market price for Aspen's common stock as reported by the OTC Bulletin Board remains above $1.00 per share for ten consecutive trading days.

     Each common stock warrant is exercisable to purchase one share of common stock through June 30, 2006. The warrants may only be exercised to the extent that there is an exemption available for the exercise at the time of exercise.

     If exercised before March 31, 2005, the exercise price is $1.10 per share, and the holder will receive one share of common stock and one additional warrant (exercisable through June 30, 2006 at $1.25 per share) for each warrant exercised.

     If exercised before June 30, 2005, the exercise price is $1.10 per share, and the holder will receive one share of common stock for each warrant exercised.

     If exercised after June 30, 2005 but before the expiration date (June 30, 2006), the exercise price is $1.20 per share, and the holder will receive one share of common stock for each warrant exercised.

     Aspen has the right to redeem the common stock purchase warrants issued at any time for the payment of $0.10 per warrant provided there is an effective registration statement for the resale of the shares underlying the warrant at the time of the redemption, and provided further that the market price of Aspen's common stock has exceeded $2.50 per share for twenty of the thirty trading days preceding the date Aspen gives notice of its intention to redeem the warrants. There are no other registration rights associated with the securities issued to the accredited investor.

(f) We will use the proceeds for expenses of drilling and (if warranted) completing oil and gas wells.

Conversion of Convertible Debenture

     On July 15, 2004, Aspen gave the holder notice that the conditions for the automatic conversion of the convertible debenture had been met, and issued 300,500 shares of common stock upon such conversion.

(a) The conversion was completed effective July 15, 2004. We issued the 300,500 shares of our restricted common stock to one accredited investor in conversion of and outstanding convertible debenture and accrued interest.

(b) There was no placement agent or underwriter for the transaction and Aspen did not publicly offer any securities.

(c) Aspen received no proceeds as a result of the conversion of the debenture.

(d) We relied on the exemption from registration provided by Sections 3(a)(9), 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D. We did not engage in any public advertising or general solicitation in connection with this conversion. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Aspen it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) We issued common stock to the holder upon conversion of the convertible debenture.

(f) We received no proceeds from the conversion of the debenture.

Stock Issuances pursuant to exercise of options

     On May 14, 2004, three directors and one executive officer of Aspen, and one staff member, exercised common stock purchase options they held and acquired shares of Aspen's common stock as described below. In each case, the persons exercising the options paid the exercise price by returning common stock to Aspen.

----------------------- ------------- ------------- ------------ -----------
Name   and   Principal  Date          Number of     Exercise     Option
Position                              Common        Price paid   Exercise
                                      Shares Sold   ($)          Price Per
                                      (#)                        Share ($)
----------------------- ------------- ------------- ------------ -----------
R. A. Cohan,            5/14/2004     50,000        28,500       .57
director and
president, options
exercised
----------------------- ------------- ------------- ------------ -----------
R. V. Bailey,           5/14/2004     50,000        28,500       .57
director and vice
president, options
exercised
----------------------- ------------- ------------- ------------ -----------
R. F. Sheldon,          5/14/2004     50,000        28,500       .57
director, options
exercised
----------------------- ------------- ------------- ------------ -----------
J. L. Shelton,          5/14/2004     17,000        9,690        .57
office manager,
options exercised
----------------------- ------------- ------------- ------------ -----------
R. K. Davis,            5/14/2004     25,000        14,250       .57
consultant, options
exercised
----------------------- ------------- ------------- ------------ -----------
Total                                 192,000       109,440      .57
----------------------- ------------- ------------- ------------ -----------

(a) The transactions were each effective May 14, 2004. In the aggregate, Aspen issued 192,000 shares of its common stock upon the exercise of options at a price of $0.57 per share. The option holders surrendered a total of 96,850 shares of Aspen's common stock in payment of the exercise price.

(b) There was no underwriter involved in this transaction, and Aspen did not publicly offer any securities. Each of the persons who acquired shares has had prior relationships with Aspen extending over a period of many years.

(c) No securities were sold for cash. Aspen accepted shares of its common stock at its market price as payment of the exercise price for the options.

(d) We relied on the exemption from registration provided by Sections 3(a)(9) and 4(2) under the Securities Act of 1933 for this transaction and Regulation D. Each of the persons receiving our common stock was and remains a shareholder of Aspen, and no person paid any consideration other than the exchange of securities with Aspen. Furthermore, we did not engage in any public advertising or general solicitation in connection with this transaction which was in negotiation for more than several weeks. We provided the investors with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the investors obtained all information regarding Aspen it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) Not applicable, since the securities issued are neither convertible nor exchangeable.

(f) Not applicable, inasmuch as Aspen did not receive any cash from the issuance of the securities.

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 46 gas wells and have a non-operated interest in 16 additional gas wells.

     We currently have offices in Bakersfield, California and Denver, Colorado and have 2 full time and one part time employees as well as the Chairman of the Board who allocates a portion of his time to the Company. We also make extensive use of consultants for the conduct of our business, ranging from financial, engineering, land, legal, and geological and geophysical specialists.

     We will typically review 20 to 25 prospects for every well we participate in, using 3-D seismic and well control geology to evaluate each prospect. Our goal is to identify low to moderate risk wells with good gas reserve potential.

     Where possible, we attempt to be the operator of each property we invest in. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 37% of our selling, general and administrative expenses.

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

Asset retirement obligations:
-----------------------------

     We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No.
143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of 6.25%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

Outlook and Trends
------------------

     We expect our natural gas production to increase substantially during fiscal 2005 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $4.75 to $6.25 per MMBTU for the fiscal year ended June 30, 2005.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $5.97 per MMBTU for the quarter ended June 30, 2004.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past 3 1/2 years has been 86%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk as well as anyone in the industry.

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

     We are exposed to interest rate risk to the extent we have borrowed funds. During December 2003, we borrowed $225,000 from a bank for a modest acquisition. We currently pay 2% over the bank's prime rate for that facility. At June 30, 2004, the effective interest rate was 6.5%. In June 2004, we issued a convertible debenture for $300,000 with interest at 4% per annum.

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

     Cash of $1,536,500 and $901,100 was provided by our operations for the twelve months ended June 30, 2004 and 2003. The cash flow from operations increase of $635,400, or 71%, was because of:

     Increased oil and gas sales ($1,588,250 in 2004 as compared to $1,068,800 in 2003);

     A $100,650 decrease in accounts receivable during 2003 (which provided cash) compared to a decrease in accounts receivable during 2004 of $288,300; and

     A $874,200 increase in accounts payable and accrued expenses in 2004 (which conserved cash) compared to a $261,780 increase in accounts payable and accrued expenses in 2003.

     Investing activities used cash to increase capitalized oil and gas costs of $1,448,100 and $1,378,400 in the twelve months ended June 30, 2004 and 2003. Cash in the current twelve month period ended June 30, 2004 was used for lease acquisition and seismic work ($886,800), intangible drilling and well workovers ($615,400), and the purchase of oil and gas well equipment ($130,000). These expenditures were offset by the sale of interests in wells to be drilled charged to third party investors.

     At June 30, 2004, our balance sheet also reflected short-term debt in the form of a convertible debenture in the amount of $300,000. This debt converted into common stock during July 2004 and is no longer a liability.



Contractual Obligations
-----------------------

     We had six contractual obligations as of June 30, 2004 (not including the convertible debenture that converted to common stock in July 2004 and, therefore, is no longer outstanding). The following table lists our significant liabilities at June 30, 2004:



                                                                        Payments Due By Period
                                       ------------------------------------------------------------------------------------------
                                          Less than                                                After
Contractual Obligations                    1 year           2-3 years         4-5 years          5 years              Total
----------------------------------     ---------------    --------------    --------------    ---------------     ---------------
Employment Obligations                       $210,400          $240,800          $147,400                -0-          $  598,600

Bank Loans                                    150,000           260,719               -0-                -0-             410,719

Operating Leases                               16,686             6,160               -0-                -0-              22,846
                                       ---------------    --------------    --------------    ---------------     ---------------

Total contractual
  cash obligations                           $377,086          $507,679          $147,400               $-0-          $1,032,165
                                       ===============    ==============    ==============    ===============     ===============

Future Commitments
------------------

     We have a proposed drilling, completion and construction budget for the period July through December 2004. The budget includes drilling six wells in the Sacramento gas province of northern California, the acquisition of one gas well, and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program over the next six months is set forth in the following table:

                                                       Drilling           Completion &          Acquisition
      Area                                 Wells         Costs          Equipping Costs            Costs           Total
      -------------------------------    ----------    -----------     -------------------     --------------    -----------
      Momentum Farmout                       2            $61,000                $191,000                          $252,000
      Various Counties, CA

      West Grimes Field                      2            189,000                 147,000                           336,000
      Colusa County, CA

      Sour Grass Prospect                    1             72,000                  60,000                           132,000
      Tehama County, CA

      Lambie 3-4                             1                                                        82,500         82,500

      Verona Pipeline                        -                                     70,000                            70,000
                                         ----------    -----------     -------------------     --------------    -----------

      Total Expenditure                      6           $322,000                $468,000            $82,500       $872,500
                                         ==========    ===========     ===================     ==============    ===========

     We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement through December 31, 2004 for a lease rate of $1,261 per month. We also subleased from R. V. Bailey, our vice president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month to month basis for $500 per month. This lease arrangement was terminated on April 30, 2003. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the years ended June 30, 2004 and 2003 were $24,370 and $28,536, respectively.

     In addition to office leases, we are responsible for various compressor rentals located on our California producing properties. These leases are on a month to month basis and total approximately $57,700 per year.

     Our working capital deficit (current assets less current liabilities) at June 30, 2004, was $101,086. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be

                                       20

sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

     Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

     We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. However, during December 2003, we borrowed $225,000 from a bank in California and used the proceeds to acquire various working interests in producing gas wells located in several counties in the Sacramento Valley, California. We also issued a convertible debenture for $300,000 in June 2004 (which converted to common stock in July 2004 and was reclassified from a current liability to equity) to finance our share of additional wells drilled in July and August of 2004 (which was converted to common stock in July 2004 and was reclassified from a current liability to equity). If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of any future completion and pipeline costs.



Results of Operations

June 30, 2004 Compared to June 30, 2003
---------------------------------------

For the twelve months ended June 30, 2004, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2004 period, our revenues increased by more than $500,000 as compared to the comparable period of our 2003 fiscal year because of:

         Increased production (305,000 MMBTU sold as compared to 248,000 MMBTU sold during our 2003 fiscal year, a 23% increase); and

         Increased price received for our production (an average of $5.17 per MMBTU during our 2004 fiscal year as compared to $4.23 per MMBTU received during that period in 2003).

         The foregoing increases were offset in part by decreased management fees received ($232,430 during 2004 as compared to $245,023 during 2003).
Although we were operators of more wells during 2004 (46 wells compared to 38 wells in 2003), our management fees were impacted by a lesser amount of promotional drilling costs charged to third parties in 2004.

The following table sets forth certain items from our Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by year for fiscal 2004, 2003 and 2002:

                                                                  For the Year Ended
                                                       -----------------------------------------
                                                         6/30/2004      6/30/2003     6/30/2002
                                                       ------------ -------------- -------------
        Total revenues                                      100.0%         100.0%        100.0%

        Oil & gas production costs                            13.3           12.1          13.5

                                                       ------------ -------------- -------------
        Income from operations                                86.7           87.9          86.5
                                                       ------------ -------------- -------------

        Costs and expenses
          Depreciation and depletion                          31.9           32.4          41.3
          Selling, general and administrative                 34.4           47.7          69.5
          Interest expense                                      .3             .0            .5
          Aspen Power System                                     -              -           2.9

                                                       ------------ -------------- -------------
        Total costs and expenses                              66.6           80.1         114.2
                                                       ------------ -------------- -------------

        Income before income taxes                            20.0            7.8        (27.7)

        Provision for income taxes                             9.0            3.2          13.2

        Cumulative effect of accounting charge                   -             .2             -

                                                       ------------ -------------- -------------
        Net income (loss)                                     11.0            4.4        (14.5)
                                                       ============ ============== =============

                                              22



To facilitate discussion of our operating results for the years ended June 30, 2004 and 2003, we have included the following selected data from our Consolidated Statements of Operations:

                                                    Comparison of the Fiscal
                                                  Twelve Months Ended June 30,              Increase (Decrease)
                                              -------------------------------------- ----------------------------------
                                                    2004               2003               Amount         Percentage
                                              ----------------- -------------------- ----------------- ----------------
       Revenues:
       Oil and gas sales                            $1,588,250           $1,068,798         $ 519,452         48.6%
       Management fees                                 232,430              245,023          (12,593)         (5.1)
       Interest and other                                3,256                9,852           (6,596)        (67.0)
                                              ----------------- -------------------- ----------------- ----------------
         Total revenues                              1,823,936            1,323,673           500,263         37.8
                                              ----------------- -------------------- ----------------- ----------------

       Cost and expenses:
       Oil and gas production                          242,472              159,948            82,524         51.6
       Depreciation and depletion                      581,402              428,964           152,438         35.5
       Selling, general and administrative             628,265              632,035           (3,770)          (.6)
       Interest expense                                  6,152                    -             6,152          NMF
                                              ----------------- -------------------- ----------------- ----------------
         Total costs and expenses                    1,458,291            1,220,947           237,344         19.4%
                                              ----------------- -------------------- ----------------- ----------------

       Net operating income                         $  365,645           $  102,726         $ 262,919        255.9%
                                              ================= ==================== ================= ================

Central to the issue of success of the twelve months operations ended June 30, 2004 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                                    Oil & Gas           MMBTU                 (1)
                                                      Sales              Sold             Price/MMBTU
                                                  --------------    ---------------    ------------------

                 2004
                 ---------------------------
                 lst Quarter                          $ 341,926             72,600                $ 4.75
                 2nd Quarter                            362,942             79,900                  4.64
                 3rd Quarter                            401,941             71,900                  5.28
                 4th Quarter                            481,441             80,600                  5.97
                                                  --------------    ---------------    ------------------
                   Year to date                       1,588,250            305,000                  5.17
                                                  --------------    ---------------    ------------------

                 2003
                 ---------------------------
                 lst Quarter                            198,431             65,800                  2.78
                 2nd Quarter                            241,700             63,700                  3.76
                 3rd Quarter                            314,222             57,900                  5.47
                 4th Quarter                            314,445             60,600                  5.19
                                                  --------------    ---------------    ------------------
                   Year to date                       1,068,798            248,000                  4.23
                                                  --------------    ---------------    ------------------

                 Year to date change
                 Amount                                $519,452             57,000                  $.94
                 Percentage                               48.6%                23%                 22.2%

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the past twelve months of fiscal 2004 and the twelve months of fiscal 2003. As the table above notes, revenue has increased approximately 49% when comparing the two twelve month periods ended June 30, 2004 and 2003. Volumes sold increased approximately 23%, while the price received for our product increased 22%.

Total revenue increased $519,452, or 49% when comparing the two periods, while operating and production costs increased $82,500, or 52%. As set out in the previous paragraph, revenue from gas sales increased because the volumes sold from new and existing wells increased and natural gas prices increased substantially. Production costs increased due to the addition of newly productive wells.

                                       23



A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs remained fairly constant at approximately 39% for the twelve months ended June 30, 2003 to approximately 37% at June 30, 2004.

When comparing general and administrative expense for 2004 and 2003, costs declined slightly by $3,770, or .6%. Results of operations and net income (loss) before income taxes are presented in the following table:

                                           Quarterly Financial Information (unaudited)

                                                          (1)               Net Income                Net Income (loss)
                                     Total             Operating          (Loss) Before                  Per Share
    2004                            Revenues            Income             Income Taxes            Basic           Diluted
    ------------------------     ---------------     --------------      -----------------       -----------     -------------
    lst Quarter                      $  388,337         $  348,739              $  50,197             $.014            $ .014
    2nd Quarter                         433,317            365,761                 93,022              .016              .016
    3rd Quarter                         440,127            354,642                 76,762              .010              .010
    4th Quarter                         558,899            509,066                145,664              .025              .024
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                           1,820,680          1,578,208                365,645             0.06              0.06
                                 ---------------     --------------      -----------------       -----------     -------------
    2003
    ------------------------
    lst Quarter                         264,896            232,246               (44,238)            (.008)            (.007)
    2nd Quarter                         279,080            237,155               (15,660)            (.003)            (.003)
    3rd Quarter                         337,476            271,845                 28,748              .005              .005
    4th Quarter                         432,369            272,421                133,876              .023              .022
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                         $ 1,313,821        $ 1,103,667              $102,726             $ .02             $ .02
                                 ---------------     --------------      -----------------       -----------     -------------

(1) Operating income is oil and gas sales plus management fees less direct operating costs.

As can be seen in the table, revenues and operating income have improved significantly when comparing the twelve month periods ended June 30, 2004 and 2003. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

Our future success in the oil and gas industry will depend on the cost of finding oil or gas reserves to replace our production, the volume of our production and the prices we receive for sale of our production. These factors are subject to all of the risks associated with operations in the oil and gas industry, many of which are beyond our control.

Factors that may Affect Future Operating Results
------------------------------------------------

     In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. As noted elsewhere herein, the future conduct of Aspen's business, non-oil and gas exploration activities, and discussions of possible future activities is dependent upon a number of factors, and there can be no assurance that Aspen will be able to conduct its operations as contemplated herein. These risks include, but are not limited to:

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

                                       24

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

     (8) Our ability to compete with other companies (many of whom may be better financed than are we) for the purchase of properties, hiring of drilling rigs for exploration and development work, and completing wells for production. Many of these considerations are price-sensitive, and the cost will depend on many factors associated with the oil and gas industry regionally, nationally, and internationally, and over which we have no control.

     (9) Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of the date of this Form 10-KSB, approximately 2,473,867 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

Off Balance Sheet Arrangements
------------------------------

     We do not have any off balance sheet accounting arrangements except in connection with joint ventures and operating agreements for the ownership and drilling of wells. Aspen's balance sheet only reflects its own interest in these arrangements, however, and has no interest in any ownership by third parties (some of whom are related parties).

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item begins on page 41 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

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


ITEM  8B.   OTHER INFORMATION

     Not applicable. All required information has been reported herein.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

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

                                                                      Director
Name                  Age    Position                      Class       Since
----                  ---    --------                      -----       -----
Robert A. Cohan       48     President, Chief Executive
                             Officer, Chief Financial        I         1998
                             Officer, Treasurer
                             and Director

Robert F. Sheldon     81     Director                        II        1981

R. V. Bailey          72     Vice President, Secretary,      III       1980
                             and III Director

     Each of the directors will be up for reelection at the next annual meeting of stockholders and will continue to serve until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We do not expect to hold an annual meeting during fiscal 2005.

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979 and he works for Aspen on a full-time basis. He has approximately 25 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President (now President), West Coast Division, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     Robert F. Sheldon. Mr. Sheldon obtained a Bachelor of Science degree in Geological Engineering from the University of British Columbia in 1948. He served a total of approximately 40 years at various mining companies, with his experience covering a wide range of mineral commodities including gold, silver, copper, uranium, lead, zinc, nickel, mercury, molybdenum and tungsten. He is a member of the Professional Engineers of British Columbia, the Society of Mining Engineers, the Canadian Institute of Mining and Metallurgy, and the Yukon Chamber of Mines (where he served as an officer for four years). Mr. Sheldon joined Aspen's Board of Directors in April 1981. Mr. Sheldon is currently retired and only devotes a small portion of his time to Aspen's business.

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 42 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception, but currently devotes only a small portion of his time to Aspen's business.

Meetings of the Board and Committees:

     The Board of directors held one formal meeting during the fiscal year ended June 30, 2004. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent four times during fiscal 2003 and six times subsequently through June 30, 2004.

No Audit Committee or Code of Ethics

     Aspen does not have an audit committee or other committee of the board that performs similar functions. Consequently Aspen has not designated an audit committee financial expert.

     Aspen's board of directors has not adopted a code of ethics because the board does not believe that, given the small size of Aspen and the limited transactions, a code of ethics is warranted.

     Procedures by which security holders may recommend nominees to the board of directors; communications with members of the Board of Directors

     The board of directors has not adopted procedures by which security holders may recommend nominees to the board of directors.

     Any shareholder desiring to communicate directly with any officer or director of Aspen may address correspondence to that person at our offices in Denver, Colorado. Our office staff will forward such communications to the addressee.

Identification of Significant Employees:

     There are no significant employees who are not also directors or executive officers as described above. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Family Relationships:

     As of June 30, 2004, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Legal Proceedings:

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of the reports it received from persons required to file, we believe that during the period from July 1, 1995 through September 23, 2004, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with except as set forth in the following paragraphs.

1. Robert F. Sheldon, a director, filed one Form 4 late. The Form 4 reported a single transaction.

2. Tri-Power Resources, Inc., beneficial owner of more than 10% of our common stock, filed its Form 3 reporting one transaction (its acquisition of more than 10% of our common stock) late. Tri-Power Resources has also filed Form 4 reporting the conversion of its debenture into common stock (a report required by SEC Rule 16a-3(g)(1) even though the transaction is exempt from the application of Section 16(b)) late.



ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the three years ended June 30, 2002, 2003 and 2004. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any subsidiary.

---------------------------- -------------------------------- --------------------------------------
                                   Annual compensation               Long-term Compensation
                                                                             Awards
------------------------------------------------------------- -------------------------- -----------
                                                                       Awards            Payout
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
       (a)            (b)       (c)        (d)        (e)         (f)          (g)          (h)            (i)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
                                                                            Securities
                                                                 ($)       Underlying                   All Other
     Name and       Fiscal      ($)        ($)        ($)     Restricted    Options &       LTIP       Compensation
Principal Position   Year      Salary     Bonus    Other (1)    Awards       SARs (#)      Payout          (1)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. A. Cohan          2002     123,300       0        34,850        0            0            0               200
President and CEO    2003     127,100       0        35,600        0            0            0             9,700
                     2004     137,100       0        54,800        0            0            0             7,300
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. V. Bailey,        2002     122,900       0        34,850        0            0            0            11,565
Vice President       2003     111,700       0        33,250        0            0            0            23,487
and Chairman         2004      45,000       0        59,100        0            0            0            25,250
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

     No additional compensation has been recognized as reimbursement to the vice president for income taxes for the years ended June 30, 2004, 2003 and 2002. Mr.
Bailey's taxable amount was $-0- for fiscal 2004, 2003 and 2002, equal to the "economic benefit" attributed to the vice president as defined by the Internal
Revenue Code. The Company paid no premiums during fiscal 2004, 2003 and 2002.

     We adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen's contribution
(if any) to this plan is determined by the Board of Directors each year. At June
30, 2002, we contributed $-0- to the plan; during fiscal 2003 we contributed
$7,388 to the plan. During fiscal 2004, we contributed $8,550 to the plan. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

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

     We have agreed to reimburse our officers and directors for out-of-pocket costs and expenses incurred on behalf of Aspen.

                                       29



     During fiscal 2004, we assigned to employees royalties, which accumulated during the fiscal year ended June 30, 2004, on certain wells drilled during the year. The value assigned to these overrides is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to our employees were as follows:

                                   R. V.          R. A.            J. L.
                                   Bailey         Cohan            Shelton
                                   ------         -----            -------

         Anderson Farms 1          1.360000%      2.000000%        0.640000%
         Chickohominy 1-12         0.850000%      1.250000%        0.400000%
         Emigh 35-6                0.144121%      0.211943%        0.067822%
         Ettl 1-10                 1.020000%      1.500000%        0.480000%

Stock Options and Stock Appreciation Rights Granted during the Last Fiscal Year:

     No stock options were granted to executive officers and directors during the fiscal year ended June 30, 2004. A director and two officers exercised options to acquire 50,000 shares each of our common stock during the fiscal year ended June 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values:

     The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on June 30, 2004.

                                                               Number of securities
                                                              underlying unexercised          Value of unexercised
                                    Shares                         options/SARs            in-the-money options/SARs
                                 acquired on   Value             at June 30, 2004               at June 30, 2004
Name and Principal Position      exercise (#)  realized      Exercisable/Unexercisable     Exercisable/Unexercisable
---------------------------      ------------  --------      -------------------------     -------------------------
R. V. Bailey
   Vice President & Chairman...     50,000     $28,500              0 /100,000                        $-0-
Robert A. Cohan
   President & CEO.............     50,000     $28,500              0 /200,000                        $-0-

Robert F. Sheldon
   Director....................     50,000     $28,500              0 /100,000                        $-0-


Long Term Incentive Plans/Awards in Last Fiscal Year:

     We do not have a long-term incentive plan nor have we made any awards during the fiscal year ended June 30, 2004.

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

     Mr. Bailey's keyman life insurance policy terminated in August of 2003 and will result in an annual savings of approximately $6,500. The stock purchase agreement with Mr. Bailey was cancelled and replaced by his current employment agreement. The agreement had provided that we apply 75% of the $1,000,000 keyman life insurance to purchase up to 75% of the common shares owned by him at the time of his death. Mr. Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2006. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

                                       30

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

     See also Item 12, Certain Relationships and Related Party Transactions.

Report on Repricing of Options/SARs

     We did not reprice any options or stock appreciation rights during the fiscal year ended June 30, 2004, or subsequently.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth as of September 23, 2004 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

                                          Beneficial Ownership        Percent
Beneficial Owner                          Number of Shares            of Total
----------------                          ----------------            --------

R. V. Bailey                                 1,319,182i                 22.14%

Robert A. Cohan                                742,377ii                12.46%

Robert F. Sheldon                              259,562iii                4.36%

All Officers and Directors as a Group        2,321,121                  38.95%
(3 persons)

The address for all of the above
directors and executive officers is:
2050 S. Oneida St., Suite 208,
Denver, CO 80224

Tri-Power Resources, Inc.                      900,500iv                13.7%
P.O. Box 849
Ardmore, OK 73402

     (i) This number includes 1,146,083 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004; and 200,000 shares of restricted common stock that were exercised on June 11, 2001. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

     (ii) This number includes 300,000 shares of common stock granted; stock options to purchase 250,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on August 16, 2004; and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account.

     (iii) This number includes 20,000 shares of common stock granted December 13, 1996, 20,000 shares of common stock granted November 1, 1997; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004; and stock options granted for 80,000 shares of common stock that were exercised on December 17, 2001.

     (iv) This includes warrants to purchase 300,000 shares of our common stock with an exercise price of $1.10 per share through June 30, 2006 ($1.20 per share if exercised after June 30, 2005). If the holder exercises the warrant before March 31, 2005, the holder will receive an additional warrant exercisable to purchase 300,000 shares at $1.25 per share (also through June 30, 2006), which is also included in the foregoing calculation.

     Except with respect to the employment agreement between Aspen and R. V. Bailey and between Aspen and Robert Cohan, we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Aspen.

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

     R. V. Bailey, vice president and director of Aspen, Robert A. Cohan, president and director of Aspen, and Ray K. Davis, consultant to Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2004, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                  GROSS WELLS            NET WELLS
                                      GAS                   GAS
                                      ---                   ---
   Aspen Exploration                  58                   11.11
   R. V. Bailey                       39                    1.04
   R. A. Cohan                        39                     .66
   R. K. Davis                        46                     .87
   J. L. Shelton                      28                     .07

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

Aspen Power Systems, LLC:

     When we operated Aspen Power Systems, LLC, certain affiliates also became members. This business has not been operating for more than the past two years, and there are no plans to recommence its operations.

Employment Agreements

     See Item 10, Executive Compensation -- Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Aspen and Messrs. Cohan and Bailey.

     As part of our employment agreement with our former president (Mr. Bailey, currently vice president), in 1991 we purchased a split dollar life insurance policy for his benefit. We paid total premiums of $360,000 on his behalf, of which a portion (the "split") constituted compensation to him. At each anniversary we paid Mr. Bailey an amount as a bonus to reimburse him for personal income tax on his split. No additional compensation has been recognized as reimbursement to him for income taxes for the years ended June 30, 2004 and 2003. We paid no premiums during fiscal 2004 and 2003.

     In June 2003, the plan was terminated and we received a payment of $239,095, the accumulated corporate premium payments due us. We have fulfilled our obligations under this plan and no further action is required of us.

Other Arrangements:

     During the fiscal years 2004 and 2003, Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Our president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of less than $5,000 for the fiscal years ended June 30, 2004 and 2003, respectively. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2004 and 2003, Aspen provided one vehicle each to Aspen's president and vice president.

     We also have entered into a Stock Purchase Agreement, which also expired, with our vice president, as discussed in "Item 10 - Employee Compensation" and "Item 11 - Security Ownership."

     We subleased a portion of our vice president's office in a building owned by him in Castle Rock, Colorado on a month to month basis for a monthly fee of $500. This sublease terminated on April 30, 2003 per the revised employment agreement with Mr. Bailey. See Item 10, R. V. Bailey Employment Contract.


Certain Business Relationships:

     None.

(1)-(5) Indebtedness of Management:

     None.

Transactions with Promoters:

     Not applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits Pursuant to Item 601 of Regulation S-B:

  Exhibit No.                Title
  -----------       -----------------------------------------------------------
     3.01           Certificate of Incorporation (1)
     3.02           Registrant's Bylaws. (1)
     3.03           Bylaws - Subsidiary (1)
     3.20           Registrant's Amended and Restated Bylaws(10)
     4.01           Specimen Common Stock Certificate. (1)
    10.01           Royalty and Working Interest Plan (1)
    10.02           Employment Agreement between Aspen Exploration Corporation and Robert A. Cohan dated January 1, 2003 (10)
    10.03*          Employment Agreement between Aspen Exploration Corporation and R.V. Bailey dated May 1, 2003, as amended
    10.08           Stock Purchase Agreement between Aspen Exploration
                    Corporation and R.V. Bailey dated January, 1983 (7)
    10.13           Split-Dollar Life Insurance Plan for R.V. Bailey (8)
    10.15           Stock Purchase Agreement between Aspen Exploration
                    Corporation and R.V. Bailey dated June, 1993 (9)
    22.1            Subsidiaries of Aspen Exploration Corporation
                        Aspen Gold Mining Company, a Colorado corporation
                        Aspen Power Systems, LLC, a Colorado limited liability company
    31*             Certification pursuant to Rule 13a-14
    32*             Certification pursuant to 18 U.S.C.ss.1350

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

8 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

9 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).

10 Incorporated by reference from Annual Report on form 10-KSB dated June 30, 2003 (filed on September 22, 2003).


ITEM 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES.
---------------------------------------------------

(a)  Audit Fees.

     Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $23,000 for the fiscal year ended June 30, 2004 and approximately $21,500 for the fiscal year ended June 30, 2003. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit-Related Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $18,300 and $16,900 for the fiscal years ended June 30, 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of approximately $4,750 for the fiscal year ended June 30, 2004 and approximately $4,600 for the fiscal year ended June 30, 2003, for tax compliance, tax advice, and tax planning.

(d)  All Other Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0-for the fiscal years ended June 30, 2004 and 2003 for other fees.

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

     The board of directors has adopted resolutions that provide that the board must:

     Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by ss.10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

     Preapprove all non-audit services (other than certain de minimis services described in ss.10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Gordon Hughes & Banks LLP performing our audit for the 2004 and 2003 fiscal years, as well as tax services for the 2003 and 2004 fiscal years.



     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

      ------------------- -------------------------------------
                             Percentage of total fees paid to
                               Gordon Hughes & Banks LLP
      ------------------- -------------------------------------
                          Fiscal Year 2004     Fiscal Year 2003
      ------------------- ----------------     ----------------
      Audit fees                 67%                  70%
      ------------------- ----------------     ----------------
      Audit-related fees         14%                   8%
      ------------------- ----------------     ----------------
      Tax fees                   19%                  22%
      ------------------- ----------------     ----------------
      All other fees              0%                   0%
      ------------------- ----------------     ----------------

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     September 23, 2004

                           ASPEN EXPLORATION CORPORATION,
                           a Delaware Corporation


                           By:  /s/  Robert A. Cohan
                              -------------------------------------
                                     Robert A. Cohan
                                     President, Chief Executive Officer, and
                                     Chief Financial Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date                 Name and Title                     Signature

September 23, 2004     Robert A. Cohan                   /s/  Robert A. Cohan
                       Principal Executive Officer,      ----------------------
                       Principal Financial Officer
                       Director



September 23, 2004     R. V. Bailey                      /s/  R. V. Bailey
                       Chairman of the Board             ----------------------
                       Director

September 23, 2004     Robert F. Sheldon                 /s/  Robert F. Sheldon
                        Director                         ----------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Auditors ............................................40

Financial Statements as of June 30, 2004 and June 30, 2003:

Consolidated Balance Sheets................................................41-42

Consolidated Statements of Operations......................................43

Consolidated Statement of Stockholders' Equity.............................44

Consolidated Statements of Cash Flows......................................45

Notes to Consolidated Financial Statements.................................46-67

                          INDEPENDENT AUDITORS' REPORT





         Board of Directors
         Aspen Exploration Corporation and Subsidiary
         Denver, Colorado

         We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2004 and 2003, and the results of their consolidated operations and cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.




         /s/  GORDON, HUGHES & BANKS, LLP
         ---------------------------------
              GORDON, HUGHES & BANKS, LLP


         Greenwood Village, Colorado
         August 13, 2004



Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS



                                           ASSETS


                                                                         June 30,
                                                                   2004           2003
                                                                -----------    -----------
Current Assets:

  Cash and cash equivalents, including $1,127,874 and
    $516,365 of invested cash in 2004 & 2003, respectively
    (Note 1) ................................................   $ 1,329,376    $   776,566

  Precious metals (Note 1) ..................................        18,823         18,823

  Accounts & trade receivables ..............................       556,558        269,259

  Accounts receivable - related party (Notes 1 and 7) .......        12,742          6,302

  Prepaid expenses ..........................................        16,737         22,181
                                                                -----------    -----------

  Total current assets ......................................     1,934,236      1,093,131
                                                                -----------    -----------

Investment in oil & gas properties, at cost (full cost method
    of accounting) (Note 9) .................................     8,216,136      6,723,579

    Less accumulated depletion and valuation allowance ......    (3,235,171)    (2,674,469)
                                                                -----------    -----------

                                                                  4,980,965      4,049,110
                                                                -----------    -----------
Property and equipment, at cost:

  Furniture, fixtures & vehicles ............................       112,562        112,562

    Less accumulated depreciation ...........................   (    81,958)   (    64,178)
                                                                -----------    -----------
                                                                     30,604         48,384
                                                                -----------    -----------
Total assets ................................................   $ 6,945,805    $ 5,190,625
                                                                ===========    ===========


                                    (Statement Continues)

                        See Summary of Accounting Policies and Notes
                            to Consolidated Financial Statements

                                             41

Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             June 30,
                                                        2004          2003
                                                    -----------    -----------


Current liabilities:

Accounts payable and accrued expenses ...........   $   932,814    $   581,895

Accounts payable - related party (Note 7) .......        70,774         17,685

Advances from joint interest owners .............       621,015        150,821

Notes payable - current (Note 6), net of discount       410,719            -0-
                                                    -----------    -----------
Total current liabilities .......................     2,035,322        750,401
                                                    -----------    -----------
Asset retirement obligation (Note 15) ...........        79,582         17,841

Deferred income taxes (Note 5) ..................       296,320        131,350
                                                    -----------    -----------
Total long term liabilities .....................       375,902        149,191
                                                    -----------    -----------
  Total liabilities .............................     2,411,224        899,592
                                                    -----------    -----------

Stockholders' equity:
  (Notes 1 and 4):
  Common stock, $.005 par value:
  Authorized:  50,000,000 shares
  Issued and  outstanding:  At June 30, 2004,
  5,958,979 shares and June 30, 2003, 5,863,828
  shares ........................................        29,796         29,320

Capital in excess of par value ..................     6,064,602      6,025,797

Accumulated  deficit ............................    (1,556,225)    (1,756,900)

Deferred compensation ...........................        (3,592)        (7,184)
                                                    -----------    -----------

Total stockholders' equity ......................     4,534,581      4,291,033
                                                    -----------    -----------
Total liabilities and stockholders' equity ......   $ 6,945,805    $ 5,190,625
                                                    ===========    ===========


                  See Summary of Accounting Policies and Notes
                      to Consolidated Financial Statements


Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------


                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended June 30,
                                                                    -------------------
                                                                   2004            2003
                                                                -----------    -----------
Revenues:

  Oil and gas (Note 9) ......................................   $ 1,588,250    $ 1,068,798

  Management fees (Note 9) ..................................       232,430        245,023

  Interest and other income .................................         3,256          9,852
                                                                -----------    -----------
Total revenues ..............................................     1,823,936      1,323,673
                                                                -----------    -----------

Costs and expenses:

  Oil and gas production ....................................       242,472        159,948

  Depreciation, depletion and amortization ..................       581,402        428,964

  Interest expense ..........................................         6,152            -0-

  Selling, general and administrative .......................       628,265        632,035
                                                                -----------    -----------

Total costs and expenses ....................................     1,458,291      1,220,947
                                                                -----------    -----------

Operating income ............................................       365,645        102,726

Provision for income taxes ..................................      (164,970)       (42,100)
                                                                -----------    -----------
Income before cumulative effect of change in accounting
 principle ..................................................       200,675         60,626
                                                                -----------    -----------

Cumulative effect of change in accounting principle, net of
 income taxes ...............................................           -0-         (2,849)
                                                                -----------    -----------
Net income ..................................................   $   200,675    $    57,777
                                                                ===========    ===========

Basic earnings per common share

  Income before cumulative effect of change in
  accounting principle ......................................   $       .03    $       .01

  Cumulative effect of change in accounting principle, net of
    income taxes ............................................          --             --
                                                                -----------    -----------
  Net income ................................................   $       .03    $       .01
                                                                ===========    ===========

Diluted earnings per common share

  Income before cumulative effect of change in
  accounting principle ......................................   $       .03    $       .01

  Cumulative effect of change in accounting principle, net of
   income taxes .............................................          --             --
                                                                -----------    -----------
  Net income ................................................   $       .03    $       .01
                                                                ===========    ===========
Basic weighted average number of common shares
   outstanding ..............................................     5,876,081      5,863,828
                                                                ===========    ===========
Diluted weighted average number of common shares
   outstanding ..............................................     6,686,932      6,083,528
                                                                ===========    ===========

                       See Summary of Accounting Policies and Notes
                           to Consolidated Financial Statements

                                            43



Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------



                                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                    Common Stock (par $.005)
                                                    -----------------------      Accumulated     Deferred        Total
                                        Shares       Par Value        APIC         Deficit     Compensation      Equity
                                      -----------   -----------   -----------    -----------    -----------    -----------
Balance, June 30, 2002                  5,863,828   $    29,320   $ 6,025,797    $(1,814,677)   $   (14,152)   $ 4,226,288

Amortization of deferred
  compensation                               --            --            --             --            6,968          6,968

Net income                                   --            --            --           57,777           --           57,777
                                        ----------------------------------------------------------------------------------

Balance, June 30, 2003                  5,863,828   $    29,320   $ 6,025,797    $(1,756,900)   $    (7,184)   $ 4,291,033

Options exercised by directors
 and officers                              74,337   $       372   $      (372)          --             --             --


Options exercised by consultant            12,389            62           (62)          --             --             --

Options exercised by employee               8,425            42           (42)          --             --             --

Amortization of deferred
 compensation                                --            --            --             --            3,592          3,592

Warrants issued and debt discounted          --            --          39,281           --             --           39,281

Net income                                   --            --            --          200,675           --          200,675
                                        ----------------------------------------------------------------------------------

Balance, June 30, 2004                  5,958,979   $    29,796   $ 6,064,602    $(1,556,225)    $   (3,592)    $4,534,581
                                        ==================================================================================


                                           See Summary of Accounting Policies and Notes
                                               to Consolidated Financial Statements

                                                                44



Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended June 30,
                                                                          2004          2003
                                                                          ----          ----
Cash flows from operating activities:
-------------------------------------
  Net income .....................................................   $   200,675    $    57,777

  Adjustments to reconcile net income to net cash provided by operating activities:

       Amortization of deferred compensation .....................         3,592          6,968
       Depreciation, depletion, and amortization .................       581,402        431,813
       Deferred income tax provision .............................       164,970         42,100
  Changes in assets and liabilities:
       Decrease (increase) in receivable and prepaid expenses ....      (288,295)       100,655
       Increase in accounts payable, accrued expenses and advances
         from joint owners .......................................       874,202        261,779
                                                                     -----------     -----------

Net cash provided by operating activities ........................     1,536,546        901,092

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties ............................    (1,026,531)    (1,378,356)
  Producing oil and gas properties purchased .....................      (421,583)           -0-
  Sale of oil and gas equipment ..................................        14,378         28,865
  Sale of oil and gas properties .................................           -0-         69,869
                                                                     -----------    -----------

Net cash (used) by investing activities ..........................    (1,433,736)    (1,279,622)

Cash flows from financing activities:
-------------------------------------

  Proceeds from split dollar life insurance ......................           -0-        239,095
  Proceeds from notes payable ....................................       525,000            -0-
  Payment of notes payable .......................................       (75,000)           -0-
                                                                     -----------    -----------

Net cash provided by financing activities ........................       450,000        239,095
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents .............       552,810       (139,435)

Cash and cash equivalents, beginning of year .....................       776,566        916,001
                                                                     -----------    -----------

Cash and cash equivalents, end of year ...........................   $ 1,329,376    $   776,566
                                                                     ===========    ===========

Other information:

Interest paid ....................................................   $     6,152    $       -0-
                                                                     ===========    ===========

Income taxes paid ................................................   $       800    $      -0-
                                                                     ===========    ===========
Non-cash investing and financing activities:

  Asset retirement obligation ....................................   $   (66,454)   $    (16,223)
                                                                     ===========    ============

                           See Summary of Accounting Policies and Notes
                               to Consolidated Financial Statements

                                                45

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


          A summary of our Company's significant accounting policies follows:

          Consolidated Financial Statements
          --------------------------------

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          Precious Metals and Revenues
          ----------------------------

          Precious metals inventories are valued at the lower of cost (specific identification method) or market. There is no allowance for unrealized losses against inventories due to market decline. There were no sales of gold from inventory for the years ended June 30, 2004 and 2003.

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

          Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by us and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on our oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of our oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2004 and 2003 (Note 9). Depletion and amortization expense was $560,701 and $410,596 for the years ended June 30, 2004 and 2003, respectively.



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Property and Equipment
          ----------------------

          Depreciation and amortization of our property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $17,780 and $18,368 for the years ended June 30, 2004 and 2003, respectively.

          Deferred Compensation Costs
          ---------------------------

          We record the fair value of stock bonuses to employees and consultants as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 2004 and 2003, we expensed $3,592 and $6,968, respectively, in stock bonuses.

          Allowance for Bad Debts
          -----------------------

          We consider accounts receivable to be fully collectible as recorded as of June 30, 2004 and 2003; accordingly, no allowance for doubtful accounts is required.

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

          The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

                                                     2004                                 2003
                                            -------------------------           ------------------------
                                                              Per                                Per
                                            Net               Share             Net              Share
                                            Income   Shares   Amount            Income  Shares   Amount
                                            ------   ------   ------            ------  ------   ------
         Basic earnings per share:

           Net income and
           share amounts                  $200,675  5,876,081  $ .03           $57,777  5,863,828  $ .01

           Dilutive securities
           stock options                              484,000                            776,000

           Convertible debt and
           warrants                                   600,000                              --

           Repurchased shares                        (273,149)                          (556,300)
                                          --------------------------------------------------------------

         Diluted earnings per share:

           Net income and assumed
           share conversion               $200,675  6,686,932  $.03            $57,777  6,083,528  $.01
                                         ========   =========  ====            =======  =========  =====

                                                    48

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          Options were granted but not vested to directors and employees during the fiscal year 2002. An adjustment to net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:



                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         2004             2003
                                                                       -------          --------

                  Net Income (loss):        As Reported                $200,675          $57,777
                                            Pro Forma                   176,414           33,516
                  Basic Earnings
                    Per Share:              As Reported                   .03              .01
                                            Pro Forma                     .03              .01
                  Diluted Earnings
                    Per Share:              As Reported                   .03              .01
                                            Pro Forma                     .03              .01

          Reclassification
          ----------------

          Certain 2003 amounts have been reclassified to conform to 2004 presentation.


Note 2    EMPLOYEE BENEFIT PLANS

          Defined Contribution Plan
          -------------------------

          We have a 401(k) defined contribution plan that covers all employees.
          Under the amended terms of the plan, an employee is eligible to participate in the plan immediately upon being hired to work at least
          1,000 hours per year and having attained age 21. Participants may contribute up to a maximum of 14.95% of their pre-tax earnings (not to exceed $13,000) to the plan. Under the plan, we may make discretionary contributions to the plan. We made contributions for fiscal 2004 and 2003 in the amount of $8,550 and $8,722, respectively.

          Split Dollar Life Insurance Plan
          --------------------------------

          As part of the former President's (current Vice President's) employment agreement, we purchased a split dollar life insurance policy for the former President's benefit. We paid total premiums of $360,000 on behalf of the former President, of which a portion
          ("split") constituted compensation for the former President. At each anniversary we paid the former President an amount as a bonus to reimburse the former President for personal income tax on his split.
          No additional compensation has been recognized as reimbursement to the former President for income taxes for the years ended June 30, 2004 and 2003. The former President's taxable amount was $-0- for fiscal
          2004 and 2003, equal to the "economic benefit" attributed to the former President as defined by the Internal Revenue Code. We paid no premiums during fiscal 2004 and 2003.

          In June 2003, the plan was terminated and we received a payment of $239,095, the accumulated corporate premium payments due us. We have fulfilled our obligations under this plan and no further action is required of us.

          Medical Benefit Plan
          --------------------

          For the fiscal years ended June 30, 2004 and 2003, we had a policy of reimbursing employees for medical expenses incurred but not covered by our paid medical insurance plan. Expenses reimbursed for fiscal 2004 and fiscal 2003 were $8,939 and $19,358, respectively. Under the terms of a revised employment agreement (see Note 11) with Mr. Bailey, effective May 1, 2003 he will be responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.


Note 3    MAJOR CUSTOMERS

          We derived in excess of 10% of revenue from our major customers as follows:

                                       50

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    Company
                                                    -------
                                              A        B        C
                                            -----    -----    -----
         Year ended:

           June 30, 2004                    21%      52%       15%
           June 30, 2003                    26%      51%        *

                                            * Less than 10% for fiscal 2003.

Note 4    STOCKHOLDERS' EQUITY

          Common Stock
          ------------

          During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment to us of $300,000. Subsequent to year end, the debt was converted to 300,500 share of common stock as consideration for payment of principal and interest. See Note 6.

          The convertible debenture included a potential 600,000 common stock warrants exercisable as follows:

          If the holder exercises the first warrant before June 30, 2005, we will receive an additional $330,000 ($1.10 per share) and issue 300,000 shares of stock; if the holder exercises the warrant before June 30, 2006 but after June 30, 2005, we receive an additional $360,000 ($1.20 per share) instead of $330,000.

          If the holder exercises the warrant before March 31, 2005, the holder will receive an additional warrant exercisable to purchase another 300,000 shares at $1.25 per share.

          In any case, the warrant (and any additional warrant) will expire unless exercised by June 30, 2006.

          The warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt. The discount will be amortized over the life of the note.

          Stock Options
          -------------

          On March 2, 2000, stock options were granted to the President of Aspen Power Systems, LLC for 100,000 shares of the Company's common stock at a grant price of $0.625 per share. These options vest 25,000 shares per annum from March 15, 2000 through March 15, 2003. The options are exercisable through March 15, 2004. As of this filing, no options have been exercised, and they have expired by their own terms.

          During fiscal 2004, two officers, one director, a consultant and an employee exercised their options for 192,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than 6 months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 96,849. The effect of the transaction is a net increase to the common stock par value of $476 and a corresponding decrease to additional paid in capital of $476.

          Total compensation expense in the statement of operations includes amortization of prior stock awards of $3,592 and $6,968 for the years ended June 30, 2004 and 2003, respectively.

          As of June 30, 2004, we had an aggregate of 484,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following information summarizes information with respect to options granted under our equity plans:

                                                              Number of         Weighted Average Exercise
                                                              Shares            Price of Shares Under Plans
                                                              ------            ---------------------------

         Outstanding balance June 30, 2002                    776,000                     $ .58
                                                                                          =======

         Granted                                                  -0-                         -
                                                                                          =======

         Exercised                                                -0-                         -
                                                                                          =======

         Forfeited or expensed                                    -0-                         -
                                                               -------                    =======

         Outstanding balance June 30, 2003                     776,000                      .58
                                                                                          =======

         Granted                                                   -0-                        -
                                                                                          =======

         Exercised                                            (192,000)                     .57
                                                                                          =======

         Forfeited or expensed                                (100,000)                     .625
                                                               -------                    =======

         Outstanding balance June 30, 2004                     484,000                    $ .57
                                                              ========                    =======

         The following table summarizes information concerning outstanding and exercisable options as of June 30, 2004:

                                            Outstanding                                Exercisable
                                    ----------------------------                -------------------------
                                    Weighted
                                    Average          Weighted                                    Weighted
                                    Remaining        Average                                     Average
         Exercise  Number           Contractual      Exercisable                Number           Exercise
          Price   Outstanding       Life In Years    Price                      Exercisable      Price
         -------- -----------       -------------    -----------                -----------      --------

         $.57     284,000           08/15/2005(1)       $.57                        -0-            $.57

          .57     200,000           08/15/2007(1)        .57                        -0-             .57
                  -------

                  484,000
                  =======

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

                                       52

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5    INCOME TAXES

          We recorded a deferred income tax liability of $296,320 and $131,350 as of June 30, 2004 and 2003, respectively. We paid $800 in California state income taxes in fiscal 2004. During 2004, we used approximately $189,000 in net operating loss carryforwards leaving approximately $1,684,000 in available federal net operating loss carryforwards as of June 30, 2004. During 2003, we added approximately $159,000 in net operating loss carryforwards for a total of approximately $1,873,000. At June 30, 2004 and 2003, no net operating loss carryforwards expired.

          The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including our ability to generate taxable income within the net operating loss carryforward period. We have considered these factors in reaching our conclusion as to the valuation allowance for financial reporting purposes. Primarily, our proved oil and gas reserves substantially exceed our expected future costs and hence, we believe it more likely than not that the benefit will be realized.

          The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                               2004               2003
                                            ----------        -----------
          Deferred tax assets:

           Federal tax loss
             carryforwards                  $ 669,929         $ 699,646

           Asset retirement
             obligations                        4,727              --
                                            ---------         ---------

                                              674,656           699,646
                                            ---------         ---------

          Deferred tax (liabilities):
           Property, plant and
             equipment                         (2,684)           (3,324)
          Oil and gas properties             (968,292)         (827,672)
                                            ---------         ---------

                                             (970,976)         (830,996)
                                            ----------        ---------
                                            $ (296,320)       $(131,350)
                                            ==========        =========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                              2004              2003
                                            ---------         ---------
           Statutory federal income
             tax rate                              34%               34%

           Statutory state income tax
             rate, net of federal benefit           9%                9%

           Other                                    2%               (2%)
                                            ---------         ---------

           Effective rate                          45%               41%
                                            =========         =========

          The provision for income taxes consists of the following components:

                                               2004              2003
                                            ---------         ---------

           Current tax expense (refund),
             state                          $    -0-         $     -0-

           Deferred tax expense               164,970            42,100
                                            ---------        ---------

           Total income tax
             provision                      $ 164,970        $  42,100
                                            =========        =========


          We have available federal net operating loss carryforwards of approximately $1,684,000 (net operating losses expire beginning June 30, 2011 through the year ending June 30, 2023).

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6    NOTES PAYABLE

          The Company incurred the following debt:
                                                       June 30,      June 30,
                                                        2004           2003
                                                     -------------------------

          Note payable to a bank                      $ 150,000     $     -0-

          Convertible debenture issued to a
          privately held corporation                    300,000           -0-
                                                     ----------     ----------

                                                        450,000           -0-
                                                     ----------     ----------
          Less discount                                 (39,281)          -0-
                                                     ----------     ----------

                                                     $  410,719     $     -0-
                                                     ==========     ==========

          Proceeds from the note payable to a bank was used for the acquisition of producing gas properties located in several counties in the Sacramento Valley, California. The note matures in June 2005, principal payments are $12,500 per month plus interest at the bank's prime rate plus 2%. The rate was 6.5% at June 30, 2004. The loan is collateralized by accounts receivable, other rights to payments and all inventory.

          On June 28, 2004, a privately-held Oklahoma corporation purchased a $300,000 convertible debenture from Aspen Exploration Corporation. We also issued warrants to purchase 300,000 shares of our common stock which, if exercised before March 31, 2005, will result in the purchaser acquiring warrants to purchase an additional 300,000 shares.

          The transaction was completed effective June 28, 2004. We issued the convertible debenture to the accredited investor in exchange for the investor's payment to us of $300,000. The convertible debenture with a principal amount of $300,000, bears interest at 4% per annum and 300,000 common stock warrants. See Note 4. Another 300,000 shares are potentially issuable under certain circumstances.

          On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor.

          As of June 30, 2004 and 2003, the weighted average interest rate on the above outstanding borrowings is 4.85% and $-0-, respectively.


Note 7    SEGMENT INFORMATION

          We operate in one industry segment within the United States: oil and gas exploration.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          During the years ended June 30, 2004 and 2003, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

          Net sales in the oil and gas segment to three customers were approximately $831,000 and $332,000 and $232,000, or 52%, 21% and 15%,
          respectively, for fiscal 2004. Net sales to two customers were approximately $544,000 and $277,000, or 51% and 26%, respectively, for fiscal 2003.

          There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,448,000 for the development and acquisition of oil and gas properties in fiscal 2004 and approximately $1,378,000 for the development of oil and gas properties in fiscal 2003.



                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Segment information consists of the following:

                                    Oil and Gas               Corporate                 Consolidated
                                    -----------               ---------                 ------------
          Revenues:

           2004                     $1,820,680                $    3,256                 $1,823,936
           2003                      1,313,821                     9,852                  1,323,673

          Income (loss) from
           operations:

           2004                     $1,008,434                $ (642,789)                $  365,645
           2003                        743,277                  (640,551)                   102,726

          Identifiable assets:

           2004                     $5,550,265                $1,395,540                 $6,945,805
           2003                      4,324,671                   865,954                  5,190,625

          Income tax expense:

           2004                     $   164,970               $      -0-                 $  164,970
           2003                          42,100                      -0-                     42,100

          Depreciation, depletion and valuation charged to identifiable assets:

           2004                     $   563,622               $   17,780                 $  581,402
           2003                         410,596                   18,368                    428,964

          Capital expenditures:

           2004                     $ 1,448,114               $      -0-                 $1,448,114
           2003                       1,378,356                      -0-                  1,378,356


Note 8    RELATED PARTY TRANSACTIONS

          During the years ended June 30, 2004 and 2003, we provided one vehicle each to our president and vice president. We also paid travel, lodging and meal expenses for spouses who, from time to time, accompanied directors or officers when they were traveling or entertaining on company business. The cost of these items to us totaled less than $5,000 in each of the years ended June 30, 2004 and 2003. We believe that the expenditures were to our benefit.

          In January 1983, we entered into a Stock Purchase Agreement with our former president, R. V. Bailey, whereby Mr. Bailey granted us an option to purchase up to 75% of our common stock owned by him at his death. The agreement was replaced by a Stock Purchase Agreement dated
          June 4, 1993 which required us to apply 75% of any key man insurance proceeds it received upon Mr. Bailey's death towards the purchase of up to 75% of the common shares owned by him at the time of his death.
          Mr. Bailey's estate was obligated to sell such shares to us. The purchase price of the shares acquired under the Agreement was the fair market value of the shares on the date of death. We and Mr. Bailey agreed that the fair market value of the shares on the date of death would not necessarily be the market price of the stock on the date of death as quoted on the OTC Bulletin Board, or as reported by another
          NASDAQ quotation service or any exchange on which our common stock was quoted. The 1993 Agreement further required that we maintain one or more life insurance policies on Mr. Bailey's life in the amount of $1,000,000 for the purpose of this Agreement. Premiums for this policy were $-0- and $6,970 for each of the fiscal years ended June 30, 2004 and 2003, respectively. In June 2003 the stock purchase agreement expired by its own terms and was not renewed or replaced. On August
          22, 2003, Mr. Bailey's life insurance policy expired and was not renewed.

                                       57

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

          During fiscal 2004, we assigned the following overrides at no cost to employees:

                                    R. V.           R. A.            J. L.
                                    Bailey          Cohan            Shelton
                                    ------          -----            -------

          Anderson Farms 1          1.360000%       2.000000%        0.640000%
          Chickohominy 1-12         0.850000%       1.250000%        0.400000%
          Emigh 35-6                0.144121%       0.211943%        0.067822%
          Ettl 1-10                 1.020000%       1.500000%        0.480000%

          R. V. Bailey, Vice President and former President and director of the Company, Robert A. Cohan, President and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan purchased working interests amounts totaling $166,005 and $77,325, respectively, for the year ended June 30, 2004, and $82,013 and $77,752, respectively, for the year ended June 30, 2003. Mr. Bailey and Mr. Cohan also received royalty interest payments totaling $55,840 and $51,022, respectively, for the year ended June 30, 2004, and $31,919 and $31,919, respectively, for the year ended June 30, 2003. As of June 30, 2004, working interests of us and related parties in certain producing California properties are as set forth below:

                                                GROSS WELLS            NET WELLS
                                                   GAS                    GAS
                                                   ---                    ---
               Aspen Exploration                    58                   11.11
               R. V. Bailey                         39                    1.04
               R. A. Cohan                          39                     .66
               R. K. Davis                          46                     .87
               J. L. Shelton                        28                     .07

          We have received advances from Messrs. Bailey, Cohan and Davis for working interests in uncompleted wells of $27,410, $18,269 and $16,573, respectively, as of June 30, 2004 and $5,895, $5,895 and
          $5,895 as of June 30, 2003, respectively. Additionally, we owed Mr. Bailey and Mr. Cohan $6,062 and $2,460 for reimbursement of expenses made on our behalf as of June 30, 2004 and we owe Mr. Bailey $928 for reimbursed expenses on our behalf in 2003. Messrs. Bailey, Cohan and Davis owed us $8,252, $1,694 and $2,796, respectively, as of June 30, 2004 and $3,474, $1,944 and $987, respectively, as of June 30, 2003 for their portion of well operating expenses.

          See Note 11 for additional related party disclosure.


Note 9    CONCENTRATION OF CREDIT RISK

          Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the cash surrender value of life insurance. While as of June 30, 2004 we have approximately $2,117,352 in excess of the Federal Deposit Insurance Corporation $100,000 limit at one

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          bank, we place our cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are distributed across unrelated businesses and individuals, with the exception of two major gas purchasers and one investor in our wells, who normally settle within 25 days of the previous month's gas purchases. During June 2003 we surrendered the insurance contract for its cash value. We believe our exposure to credit risk is minimal.

          Cash equivalents are invested through a quality national brokerage firm and a major regional bank. The cash equivalents consists of liquid short-term investments. The Securities Investor Protection Corporation insures the Fund's accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.


Note 10   OIL AND GAS ACTIVITIES

          Capitalized costs
          -----------------

          Capitalized costs associated with oil and gas producing activities are as follows:

                                                         June 30,
                                                  2004              2003
                                               ----------        ----------

              Proved properties                $8,216,136        $6,723,579
                                               ----------        ----------

              Accumulated depreciation,
                depletion and
                amortization                   (2,953,452)       (2,392,750)

              Valuation allowance                (281,719)         (281,719)
                                               ----------        ----------

                                               (3,235,171)       (2,674,469)
                                               ----------        ----------
              Net capitalized costs            $4,980,965        $4,049,110
                                               ==========        ==========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Results of operations
          ---------------------

          Results of operations for oil and gas producing activities are as follows:

                                                    Year ended June 30,
                                                    -------------------
                                                  2004              2003
                                                -------           --------

          Revenues*                              $1,820,680        $1,313,821
          Production costs                         (242,472)         (159,948)
          Depreciation, depletion
           and accretion                           (563,622)         (412,214)
          Interest expense                           (6,152)              -0-
                                                 ----------        ----------
          Results of operations
            (excluding corporate overhead)       $1,008,434        $  741,659
                                                 ==========        ==========

          *Includes oil and gas related fees and management fees.

          Fees charged by us to operate the properties totaled approximately $19,370 per month in 2004 and $20,420 per month in 2003.

          Unaudited oil and gas reserve quantities
          ----------------------------------------

          The following unaudited reserve estimates presented as of June 30, 2004 and 2003 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

          Changes in proved reserves                           (Bbls)   (MCF)
          --------------------------                           ------   -----
                                                               (in thousands)

          Estimated quantity, June 30, 2002                      11     2,210


           Revisions of previous estimates                      ( 1)     (184)
           Discoveries                                           -        481
           Purchased                                             -        221
           Production                                           ( 1)     (248)
           Sold                                                 ( 6)       -
                                                              -----     -----

          Estimated quantity, June 30, 2003                       3     2,480

           Revisions of previous estimates                      ( 1)     (411)
           Discoveries                                           -        527
           Purchased                                             -        243
           Production                                            -       (305)
                                                              -----     -----

          Estimated quantity, June 30, 2004                       2     2,534
                                                              =====     =====

                                                      Developed
         Proved reserves         Developed         Non-Producing         Total
                                 ---------         -------------         -----
          at year end                              (In Thousands)
         ---------------

         Oil (Bbls)

           June 30, 2004              -                     2                2
           June 30, 2003              -                     3                3

         Gas (MCF)

           June 30, 2004          1,236                 1,298            2,534
           June 30, 2003            655                 1,825            2,480

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

                                                                June 30,
                                                                --------
                                                           2004          2003
                                                           ----          ----
                                                            (in thousands)

          Future cash inflows                            $ 14,800     $ 12,967
          Future production and development costs          (1,568)      (1,281)
          Future income tax expense                        (4,679)      (4,027)
                                                         --------     --------

          Future net cash flows                             8,553        7,659

          10% annual discount for estimated timing
           of cash flows                                   (2,609)      (2,826)
                                                         --------     --------

          Standardized measure of discounted future
           net cash flows                                $  5,944     $  4,833
                                                         ========     ========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:


                                                            Years ended June 30,
                                                            --------------------
                                                              2004        2003
                                                              ----        ----
                                                              (in thousands)
          Standardized measure of discounted
           future net cash flows, beginning of year        $  4,833    $  2,603
                                                           --------    --------

          Sales and transfers of oil and gas produced,
           net of production costs                           (1,346)       (909)

          Net changes in prices and production costs
           and other                                            638       5,153

          Net change due to discoveries                       1,544         981

          Acquisition of reserves                               711         451

          Revisions of previous quantity estimates              (15)        481

          Development costs incurred                             60          18

          Accretion of discount                                 721         376

          Sale of existing reserves                             -           (74)

          Net change in income taxes                           (755)     (1,156)

          Other                                                (447)     (3,091)
                                                           --------    --------

                                                              1,111       2,230
                                                           --------    --------
          Standardized measure of discounted future
           cash flows, end of year                         $  5,944    $  4,833
                                                           ========    ========

          Net changes in prices and production costs of $651 were the result of an increase in the price received for oil and gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2004 than in 2003. The revision of previous estimates of $15 was the result of assigning approximately 1,062 fewer barrels of recoverable oil and reducing recoverable reserves of gas by approximately 411,000 MCF, while the volumes were reduced, the price applied to the remaining recoverable reserves increased substantially, resulting in a modest decrease. All adjustments were based on performance reviews of individual wells. A successful drilling program and the acquisition of proven reserves from third parties added $1,544 and $711, or $2.25 million to our future net cash flow. These additions represent approximately 770,000 MCF of recoverable reserves.



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11   COMMITMENTS AND CONTINGENCIES

                                                       Drilling           Completion &          Acquisition
      Area                                 Wells         Costs          Equipping Costs            Costs           Total
      -------------------------------    ----------    -----------     -------------------     --------------    -----------
      Momentum Farmout                       2            $61,000                $191,000                          $252,000
      Various Counties, CA

      West Grimes Field                      2            189,000                 147,000                           336,000
      Colusa County, CA

      Sour Grass Prospect                    1             72,000                  60,000                           132,000
      Tehama County, CA

      Lambie 3-4                             1                                                        82,500         82,500

      Verona Pipeline                        -                                     70,000                            70,000
                                         ----------    -----------     -------------------     --------------    -----------

      Total Expenditure                      6           $322,000                $468,000            $82,500       $872,500
                                         ==========    ===========     ===================     ==============    ===========


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

          Mr. Bailey's keyman life insurance policy terminated in August of 2003 and will result in an annual savings of approximately $6,500. The stock purchase agreement with Mr. Bailey was cancelled and replaced by his current employment agreement. The agreement had provided that we apply 75% of the $1,000,000 keyman life insurance to purchase up to 75% of the common shares owned by him at the time of his death. Mr.
          Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2006. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

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



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Gas sales contract

          Effective June 1, 2004, we entered a contract to sell 750 MMBTU of gas per day at a fixed price of $6.34 less transportation and other expenses. The contract is for the term June 1 - August 31, 2004 and contains monetary penalties for non-delivery of the gas. Subsequent to year-end, we completed the contract with no penalties realized.


Note 12   INTERIM FINANCIAL DATA

          The year-end adjustment that is material to the results of the fourth quarter ending June 30, 2004 and June 30, 2003 is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year-end adjustment to the results of the fourth quarter was to increase depletion expense for the fiscal year 2004 from an estimated $496,000 based on prior years' reserve studies to an actual depletion expense of approximately $564,000, an increase of $68,000 or 13.7% for fiscal 2004 and approximately $464,000 to approximately $411,000, a decrease of $53,000, or 11.4% for fiscal 2003.



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13   CONTRACTUAL OBLIGATIONS

          We had six contractual obligations as of June 30, 2004. The following table lists our significant liabilities at June 30, 2004:

                                                                        Payments Due By Period
                                       ------------------------------------------------------------------------------------------
                                         Less than                                                After
Contractual Obligations                    1 year           2-3 years         4-5 years          5 years              Total
----------------------------------     ---------------    --------------    --------------    ---------------     ---------------
Employment Obligations                       $210,400          $240,800          $147,400                -0-            $598,600

Bank Loans                                    150,000           260,719               -0-                -0-             410,719

Operating Leases                               16,686             6,160               -0-                -0-              22,846
                                       ---------------    --------------    --------------    ---------------     ---------------

Total contractual
  cash obligations                           $377,086          $507,679          $147,400               $-0-          $1,032,165
                                       ===============    ==============    ==============    ===============     ===============

          We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement to December 31, 2004 for a lease rate of $1,261 per month. We also subleased from R. V. Bailey, our vice president, a portion of an office building owned by Mr. Bailey in Castle Rock, Colorado on a month to month basis for $500 per month. This lease arrangement was terminated on April 30, 2003. The Bakersfield, California office has
          546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the years ended June 30, 2004 and 2003 were $24,370 and $28,536, respectively.


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

          Upon adoption of SFAS No. 143, we recorded a liability of $9,132, increased net oil and gas property by $6,283 and recognized a one-time cumulative effect of change in accounting principle of $2,849. We will amortize the amount added to oil and gas properties and recognize



                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          accretion expense in connection with the discounted liability over the remaining useful lives of the respective wells. A reconciliation of our liability for the year ended June 30, 2004 is as follows:

          Upon adoption at July 1, 2002              $   9,132
          Liabilities incurred                           7,091
          Liabilities settled                              -0-
          Accretion expense                              1,618
          Revision to estimate                             -0-
                                                     ----------
          Asset retirement obligation as of
          June 30, 2003                                  17,841
                                                     ----------

          Liabilities incurred                           66,454
          Liabilities settled                            (7,634)
          Accretion expense                               2,921
          Revision to estimate                              -0-
                                                     ----------
          Asset retirement obligation as of
          June 30, 2004                              $   79,582
                                                     ==========

Note 15   SUBSEQUENT EVENTS (Unaudited)

          On August 16, 2004, one officer/director, a consultant and an employee exercised their options for 92,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares. The fair value of the shares surrendered was based on a ten-day moving average bid price immediately prior to the exercise date. Total shares surrendered were 42,359. The effect of the transaction is a net increase to the common stock par value of $248 and a corresponding decrease to additional paid in capital of $248.