Form 10QSB
period 2004-09-30
ASPEN EXPLORATION CORP
filed 2004-11-12
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 0-9494

                          ASPEN EXPLORATION CORPORATION
                (Exact Name of Aspen as Specified in its Charter)

          Delaware                                                84-0811316
          --------                                                ----------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

 Suite 208, 2050 S. Oneida St.,
        Denver, Colorado                                           80224-2426
        ----------------                                           ----------
 (Address off Principal Executive Offices)                         (Zip Code)

                    Issuer's telephone number: (303) 639-9860
                                                -------------

Indicate by check mark whether Aspen (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

         Class                                Outstanding at November 10, 2004
Common stock, $.005 par value                            6,235,824

Transitional small business disclosure format:  [   ]    Yes          [ X ]  No

Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          ASSETS


                                                                             September 30,             June 30,
                                                                                 2004                    2004
                                                                                 ----                    ----
Current Assets:
Cash and cash equivalents, including $847,333
and $1,127,874 of invested
cash at September 30, 2004 and June 30, 2004 respectively .......            $ 1,108,204              $ 1,329,376
Precious metals .................................................                 18,823                   18,823
Accounts receivables ............................................                605,166                  556,558
Receivable, related party .......................................                 29,401                   12,742
Prepaid expenses ................................................                 10,032                   16,737
                                                                             -----------              -----------

     Total current assets                                                      1,771,626                1,934,236
                                                                             -----------              -----------

Investment in oil and gas properties, at cost (full cost
method of accounting) ...........................................              8,752,284                8,216,136

Less accumulated depletion and valuation allowance ..............             (3,386,671)              (3,235,171)
                                                                             -----------              -----------

                                                                               5,365,613                4,980,965
                                                                             -----------              -----------
Property and equipment, at cost:
Furniture, fixtures and vehicles ................................                112,562                  112,562
Less accumulated depreciation ...................................                (86,458)                 (81,958)
                                                                             -----------              -----------
                                                                                  26,104                   30,604
                                                                             -----------              -----------
     TOTAL ASSETS ...............................................            $ 7,163,343              $ 6,945,805
                                                                             ===========              ===========

                                                 (Statement Continues)
                                    See notes to Consolidated Financial Statements





                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 30,               June 30,
                                                                                 2004                       2004
                                                                                 ----                       ----
Current liabilities:
Accounts payable and accrued expenses ...........................             $   654,890               $   932,814
Accounts payable - related party (Note 6) .......................                  83,860                    70,774
Advances from joint interest owners .............................                 742,611                   621,015
Notes payable - current (Note 6), net of discount ...............                 112,500                   410,719
                                                                              -----------               -----------

Total current liabilities .......................................               1,593,861                 2,035,322
                                                                              -----------               -----------

Asset retirement obligation (Note 3) ............................                  87,582                    79,582
Deferred income taxes (Note 9) ..................................                 464,483                   296,320
                                                                              -----------               -----------
Total long term liabilities .....................................                 552,065                   375,902
                                                                              -----------               -----------
Total liabilities ...............................................               2,145,926                 2,411,224
                                                                              -----------               -----------
Stockholders' equity:
(Notes 1 and 5):
Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At September 30, 2004,
    6,235,824 shares and June 30, 2004, 5,958,979 ...............                  31,298                    29,796

Capital in excess of par value ..................................               6,324,318                 6,064,602
Accumulated deficit .............................................              (1,334,607)               (1,556,225)
Deferred compensation ...........................................                  (3,592)                   (3,592)
                                                                              -----------               -----------
Total stockholders' equity ......................................               5,017,417                 4,534,581
                                                                              -----------               -----------
Total liabilities and stockholders' equity ......................             $ 7,163,343               $ 6,945,805
                                                                              ===========               ===========

                                               See Notes to Consolidated Financial Statements




                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                                              Three Months Ended
                                                                                  September 30,

                                                                          2004                     2003
                                                                          ----                     ----
Revenues:
  Oil and gas ..............................................           $  697,553               $  341,926
  Management fees ..........................................               82,057                   45,915
  Interest and other, net ..................................                4,689                      496
                                                                       ----------               ----------
Total Revenues .............................................              784,299                  388,337
                                                                       ----------               ----------

Costs and expenses:
  Oil and gas production ...................................               64,361                   39,102
  Depreciation, depletion and amortization .................              156,000                  127,600
  Interest expense .........................................                3,053                      -0-
  Selling, general and administrative ......................              171,104                  171,438
                                                                       ----------               ----------
Total Costs and Expenses ...................................              394,518                  338,140
                                                                       ----------               ----------
Income before taxes ........................................              389,781                   50,197
                                                                       ----------               ----------
Provision for income taxes .................................              168,163                      -0-
                                                                       ----------               ----------
Net income .................................................           $  221,618               $   50,197
                                                                       ==========               ==========
Basic income per common share ..............................           $      .04               $      .01
                                                                       ==========               ==========
Diluted income per common share ............................           $      .04               $      .01
                                                                       ==========               ==========
Basic weighted average number of common shares
outstanding ................................................            6,235,824                5,863,828
                                                                       ==========               ==========
Diluted weighted average number of common shares
outstanding ................................................            6,421,889                5,917,538
                                                                       ==========               ==========


                                     The accompanying notes are an integral
                                              part of these statements.




                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                             Three months ended September 30,
                                                                               2004                   2003
                                                                            ----------------------------------
Cash flows from operating activities:
-------------------------------------

Net income ......................................................           $   221,618            $    50,197

Adjustments to reconcile net income to net cash provided used by operating activities:

  Depreciation, depletion and amortization ......................               156,000                127,600
  Stock issued for interest expense .............................                   500                    -0-
  Deferred income tax provision .................................               168,163                    -0-

Changes in assets and liabilities:

  Increase in receivable ........................................               (65,267)               (71,446)
  Decrease in prepaid expense ...................................                 6,705                  9,475

  Increase (decrease) in accounts payable and
    expense .....................................................              (143,242)               213,907
                                                                            -----------            -----------
  Net cash provided by operating ................................               344,477                329,733
                                                                            -----------            -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties ...........................              (467,629)              (139,900)
  Purchase of producing properties ..............................               (60,520)                   -0-
                                                                            -----------            -----------

  Net cash (used) by investing activities .......................              (528,149)              (139,900)
                                                                            -----------            -----------

Cash flow from financing activities:
------------------------------------

  Payment of notes payable ......................................               (37,500)                   -0-
                                                                            -----------            -----------
                                                                                (37,500)                   -0-
                                                                            -----------            -----------

  Net increase (decrease) in cash and cash equivalents ..........              (221,172)               189,833

  Cash and cash equivalents, beginning of year ..................             1,329,376                776,566
                                                                            -----------            -----------

  Cash and cash equivalents, end of year ........................           $ 1,108,204            $   966,399
                                                                            ===========            ===========

Other information:

  Interest paid.................................................            $     3,053            $       -0-
                                                                            ===========            ===========


                                           The accompanying notes are an integral
                                                   part of these statements.

                                                                5

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2004


Note 1 BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2004.

     Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2004.


Note 2 RECEIVABLE - RELATED PARTIES

     The receivable from related parties constitutes amounts due from officers and consultants for joint operating costs of wells operated by us. The transactions are in the normal course of business with the same terms as other joint owners and are repaid in a normal business cycle.


Note 3 ASSET RETIREMENT OBLIGATION

     We have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. We have recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a producing well is purchased or a drilled well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit adjusted risk-free rate of 6%. Revisions to the liability could occur due to changes in plugging and abandonment costs, useful well lives or if federal or state regulators enact new regulations on the plugging and abandonment of wells.

     A reconciliation of our liability for the year ended September 30, 2004 is as follows:

                  Asset retirement obligations as of
                  June 30, 2004                               $79,582
                  ARO additions                                 8,000
                  Liabilities settled                             -0-
                  Accretion expense                               -0-
                  Revision of estimate                            -0-
                                                              -------
                  Asset retirement obligation as of
                  September 30, 2004                          $87,582
                                                              =======


Note 4 EARNINGS PER SHARE

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $221,618 for the three months ended September 30, 2004 and $50,197 for the three months ended September 30, 2003.

                                                                     Three Months Ended
                                              September 30, 2004                            September 30, 2003
                                     --------------------------------------     --------------------------------------------
                                                                      Per                                        Per
                                     Net                              Share     Net                              Share
                                     Income           Shares          Amount    Income            Shares         Amount
                                     ----------       ---------      -------    ----------        ---------      -----------
Basic earnings per share:

Net income and share amounts         $  221,618       6,235,824       $   .04   $   50,197        5,863,828      $       .01

Dilutive securities:
stock options                              --           392,000          --           --           776,000              --

Repurchased shares                         --          (205,935)         --           --          (722,290)             --
                                     ----------      ----------       -------   ----------       ---------       -----------
Diluted earnings per share:

Net income and assumed  share
conversion                           $  221,618       6,421,889       $   .04   $   50,197       5,917,538       $       .01
                                     ==========      ==========       =======   ==========      ==========       ===========



                                                                           7
Note 5 STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment to us of $300,000. On July 15, 2004, the debt and accrued interest were converted. On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor. The debt and unamortized discount related to warrants were recorded to equity upon conversion. See Note 6.

     The convertible debenture included warrants for up to 600,000 shares of common stock exercisable as follows:

     There are potentially two warrants, each for 300,000 shares of common stock. If the holder exercises the initial warrant before June 30, 2005, we will receive an additional $330,000 ($1.10 per share) and issue 300,000 shares of stock; if the holder exercises the same warrant before June 30, 2006 but after June 30, 2005, we receive an additional $360,000 ($1.20 per share) instead of $330,000 and no new warrants will be issued.

     If the holder exercises the initial warrant before March 31, 2005, the holder will receive an additional warrant exercisable to purchase another 300,000 shares at $1.25 per share.

     In any case, the warrant (and any additional warrant) will expire unless exercised by June 30, 2006.

     The warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt.

     Stock Options
     -------------

     During fiscal 2004, two officers, one director, a consultant and an employee exercised their options for 192,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 96,849. The effect of the transaction is a net increase to the common stock par value of $476 and a corresponding decrease to additional paid in capital of $476.

     On August 15, 2004, one officer, a consultant and an employee exercised options for 92,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the options purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 42,359. The effect of the transaction is a net increase to the common stock par value of $248 and a corresponding decrease to additional paid in capital of $248.

         As of September 30, 2004, we had an aggregate of 392,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:


                                                     Number of         Weighted Average Exercise
                                                     Shares            Price of Shares Under Plans
                                                     ------            ---------------------------

Outstanding balance June 30, 2004                     484,000                  $ .57
                                                                               =====

Granted                                                   -0-                      -
                                                                               =====

Exercised                                             (92,000)                    .57
                                                                               ======

Forfeited or expensed                                     -0-                       -
                                                                               ======
                                                       ------

Outstanding balance September 30, 2004                392,000                  $  .57
                                                      =======                  ======

     The following table summarizes information concerning outstanding and exercisable options as of September 30, 2004:

                          Outstanding                            Exercisable
                        ------------------------------    -------------------------
                           Weighted
                           Average          Weighted                       Weighted
                           Remaining        Average                        Average
Exercise  Number           Contractual      Exercisable   Number           Exercise
 Price    Outstanding      Life In Years    Price         Exercisable      Price
 -----    -----------      -------------    -----         -----------      -----

$.57      242,000           08/15/2005(1)    $.57               -0-          $.57

 .57      150,000           08/15/2007(1)     .57               -0-           .57
          -------

          392,000
          =======

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

Note 6 NOTES PAYABLE

     The Company incurred the following debt:

                                                     September 30,    June 30,
                                                         2004           2004
                                                      --------------------------

Note payable to a bank                                $ 112,500       $ 150,000

Convertible debenture issued to a
privately held corporation                                  -0-         300,000
                                                      ---------       ---------

                                                        112,500         450,000
                                                      ---------       ---------

Less discount                                               -0-         (39,281)
                                                      ---------       ---------

                                                      $ 112,500       $ 410,719
                                                      =========       =========

     Proceeds from the note payable to a bank were used for the acquisition of producing gas properties located in several counties in the Sacramento Valley, California. The note matures in June 2005, principal payments are $12,500 per month plus interest at the bank's prime rate plus 2%. The rate was 6.75% at September 30, 2004. The loan is collateralized by accounts receivable, other rights to payments and all inventory.

     On June 28, 2004, we issued the convertible debenture to the accredited investor in exchange for the investor's payment to us of $300,000. The convertible debenture with a principal amount of $300,000, bears interest at 4% per annum and 300,000 common stock warrants. The debenture was converted to common stock on July 15, 2004. See Note 5. Another 300,000 shares are potentially issuable under certain circumstances.


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

     During the three months ended September 30, 2004 and 2003, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $528,149 for the development and acquisition of oil and gas properties.

     Segment information consists of the following for the three months ended September 30:

                                             Oil and Gas       Corporate        Consolidated
                                             -----------       ---------        ------------
         Revenues:

                             2004           $    779,610      $      4,689      $   784,299
                             2003                387,841               496          388,337

         Income (loss) from operations:

                             2004           $    560,696      $   (170,915)     $   389,781
                             2003                225,739          (175,542)          50,197

         Identifiable assets:

                             2004           $  5,589,338      $  1,574,005      $ 7,163,343
                             2003              4,225,438         1,269,291        5,494,729

     Depreciation, depletion and valuation charged to identifiable assets:

                             2004           $ (3,386,671)     $    (86,458)    $ (3,473,129)
                             2003             (2,797,469)          (68,778)      (2,866,247)

         Capital expenditures:

                             2004           $    528,149      $        -0-     $    528,149
                             2003                139,900               -0-          139,900

Note 8 MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                 The Company
                                                 -----------

                                     A                 B                 C
                                     -                 -                 -
         Quarter ended:

           September 30, 2004        26%               55%               11%
           September 30, 2003        29%               53%                 -


Note 9 INCOME TAXES

     We have recorded deferred income taxes of $464,483 and $131,350 as of September 30, 2004 and 2003, respectively. During the first quarter of 2004, we used approximately $345,000 in net operating loss carryforwards leaving approximately $1,339,000 in available federal net operating loss carryforwards as of September 30, 2004. During the first quarter of 2003, we used approximately $50,000 in net operating loss carryforwards leaving a total of approximately $1,746,000.

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

     At September 30, the income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                                 2004               2003
                                              ----------        ----------
         Deferred tax assets:
           Federal tax loss
             carryforwards                    $ 519,760         $ 699,646
           Asset retirement obligation            4,727                 -
                                              ---------         ---------

                                                524,487           699,646
                                              ---------         ---------

         Deferred tax (liabilities):
           Property, plant and
             equipment                           (2,569)           (3,324)
          Oil and gas properties               (986,401)         (827,672)
                                              ---------         ---------

                                               (988,970)         (830,996)
                                              ---------         ---------
                                              $(464,483)        $(131,350)
                                              =========         =========

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                                 2004              2003
                                                              ----------         --------
           Statutory federal income
             tax rate                                              34%                34%

           Statutory state income tax
             rate, net of federal benefit                           9%                 9%

                                                              --------           --------

           Effective rate                                          43%                43%
                                                              ========           ========

     The provision for income taxes consists of the following components:

                                                                 2004              2003
                                                              ----------         ---------

           Current tax expense,
             state                                            $      -0-        $     -0-

           Deferred tax expense                                  168,163              -0-
                                                              ----------        ---------

           Total income tax provision                         $  168,163        $     -0-
                                                              ==========        =========

     We have available federal net operating loss carryforwards of approximately $1,339,000 (net operating losses expire beginning June 30, 2011 through the year ending June 30, 2023).

Note 10 DRILLING COMMITMENTS AND CONTINGENCIES

     We have a proposed drilling budget for the period October through December 2004. The budget includes drilling one well in the Sacramento gas province of northern California and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program is set forth in the following table:

                                                                              Completion &
          Area                Wells             Drilling Costs              Equipping Costs              Total
--------------------------   -----------    -----------------------     -------------------------    -------------

West Grimes Field               1                         $105,000                       $71,000          $176,000
Colusa County, CA

Verona Pipeline                 -                                                        120,000           120,000
                             -----------    -----------------------     -------------------------    --------------

Total Expenditure               1                         $105,000                      $191,000          $296,000
                             ===========    =======================     =========================    ==============


                                                              13

Note 11 SUBSEQUENT EVENTS

     The Meckfessel #1-24, located in the Buckeye Gas Field, Colusa County, California, was drilled to a depth of 8,624 feet, and encountered 40 feet of gas pay in the Forbes formation. The upper portion of this zone was perforated and tested at a stabilized rate of 2,181 MCFPD on a 1/4 inch choke. This was the fourth consecutive successful well drilled on a recently acquired farmout package consisting of six quality drilling prospects which are leased and defined by 3-D seismic data and well control. Aspen has a 28.75% operated working interest in these wells.

     The Swanson #22-1, located in the Rice Creek Gas Field, Tehama County, California, was drilled to a depth of 5,485 feet and encountered gas pay in the Forbes Formation. This zone was perforated and tested at a stabilized rate of 370 MCFPD of gas with a flowing tubing pressure of 1,165 psig and a flowing casing pressure of 1,165 psig. The shut in tubing pressure was 1,860 psig. Gas sales commenced on October 22, 2004. Aspen has a 34.48% operated working interest in this well. Aspen has drilled 5 producing gas wells out of 6 attempts in this field.

     The Morris #12-2, located in the West Grimes Field, Colusa County, California, was drilled to a depth of 8,400 feet and encountered approximately 73 feet of net gas pay (100 feet gross) in the Forbes Formation. This zone was perforated and tested at a stabilized rate of 4,845 MCFPD of gas with a flowing tubing pressure of 3,350 psig and a flowing casing pressure of 3,400 psig. The shut in tubing pressure was 3,475 psig. This well was put on line in October 2004 at a flow rate of 3,000 MCFPD with a flowing tubing pressure of 3,400 psig. The first 3 wells drilled in this field were successful and are currently producing. The fourth well in this project, the WGU #15-9, commenced drilling on October 23, 2004. These wells were drilled based on a recently acquired 10.5 square mile 3-D seismic program located over Aspen's 5,000 plus leased acres in this field. Approximately 10 additional drilling prospects have been identified. The wells in this field produce from multiple Forbes intervals ranging in depth from 6,000 feet to 8,500 feet and have produced over 80 BCF of gas to date. Numerous wells in this immediate area have produced at very prolific flow rates (4,000 MCFPD), have yielded per well reserves (3 to 4 BCF per well), and have long productive well lives. Several of the 10 producing wells that Aspen acquired in this field last year have been producing for 40 years.

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

     During the last 4 years, Aspen participated in the drilling of 23 operated wells, 20 of which were completed as gas wells and 3 dry holes which were plugged and abandoned, a success rate of 87%. Aspen currently operates 48 gas wells and has non-operated interests in 15 additional wells in the Sacramento Valley of northern California. Aspen has entered into fixed contracts for a portion of its gas, at prices as high as $8.75 per MMBtu for the five month period from November 2004 through March 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This segment should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2004, which has been filed with the Securities and Exchange Commission. The management discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 48 gas wells and have a non-operated interest in 15 additional gas wells.

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

Outlook and Trends
------------------

     We expect our natural gas production to increase substantially during fiscal 2005 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $5.00 to $7.25 per MMBTU for the fiscal year ended June 30, 2005.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $5.31 per MMBTU for the quarter ended September 30, 2004.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past four years has been 87%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk as well as anyone in the industry.

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

     To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. During the period November 1, 2004 through March 31, 2005, we are contractually obligated to deliver 4,000 MMBTU per day to two of our natural gas purchasers as follows:

         2,000 MMBTU/Day @ $7.97 per MMBTU
         1,000 MMBTU/Day @ $6.90 per MMBTU
           500 MMBTU/Day @ $7.52 per MMBTU
           500 MMBTU/Day @ $8.75 per MMBTU

The average price received during the first quarter of fiscal 2005 for our natural gas was approximately $5.31 per MMBTU.

     During December 2003, we borrowed $225,000 from a bank for a modest acquisition. We currently pay 2% over the bank's prime rate for that facility. At September 30, 2004, the effective interest rate was 6.75% and the outstanding loan balance was $112,500. In June 2004, we borrowed $300,000 from an Oklahoma corporation to facilitate the drilling and completion of several wells in northern California. This debt was converted to our common stock on July 15, 2004.

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

     Cash of $344,477 and $329,733 was provided by our operations for the three months ended September 30, 2004 and 2003. Even though the 2003 period generated a modest net income of $50,197, we were able to generate a comparable positive cash flow from operations during the first three months of fiscal 2003 as compared to the 2004 period (when we generated net income of $221,618) because of:

     Lower depreciation, depletion and amortization expenses ($127,600 in 2003 as compared to $156,000 in 2004); and

     A $213,907 increase in accounts payable and accrued expenses in 2003 (which conserved cash during the 2003 period) compared to an $143,242 reduction in accounts payable and accrued expenses in 2004 (which required cash payments).

     Investing activities used cash to increase capitalized oil and gas costs of $528,149 and $139,900 in the three months ended September 30, 2004 and 2003. Cash in the current three month period ended September 30, 2004 was used for lease acquisition, seismic work, intangible drilling and well workovers ($353,279), and the purchase of oil and gas well equipment ($174,870). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling, completion and construction budget for the period October through December 2004. The budget includes drilling one well in the Sacramento gas province of northern California and the completion of the Verona Pipeline. Our share of the estimated costs to complete this program over the next three months is set forth in the following table:

                                                                                          Completion &
                Area                    Wells             Drilling Costs                Equipping Costs              Total
      --------------------------     -------------    -----------------------       -------------------------    --------------

      West Grimes Field                   1                         $105,000                         $71,000          $176,000
      Colusa County, CA

      Verona Pipeline                     -                                                          120,000           120,000
                                     -------------    -----------------------       ------------------------- -- --------------

      Total Expenditure                   1                         $105,000                        $191,000          $296,000
                                     =============    =======================       =========================    ==============


     Our working capital (current assets less current liabilities) at September 30, 2004, was $177,765, which reflects an approximate $279,000 increase from our working capital deficit at June 30, 2004. Our working capital situation improved during the first quarter of our 2005 fiscal year because of our positive cash flow from operations and our ability to pay down our current liabilities, both made possible by our increase in net revenues and in net income recognized during the quarter. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

     Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

     We believe that internally generated funds will be sufficient to finance our drilling and operating expenses for the next twelve months. In June 2004, we borrowed $300,000 from an Oklahoma corporation to facilitate the drilling and completion of several wells in northern California. This debt and accrued interest were converted into 300,500 shares of our common stock at $1.00 per share on July 15, 2004. If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of planned future completion and pipeline costs.

Results of Operations
---------------------

September 30, 2004 Compared to September 30, 2003
-------------------------------------------------

For the three months ended September 30, 2004, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2004 period our revenues increased by more than $395,000 as compared to the comparable period of our 2003 fiscal year because of:

     Increased production (130,000 MMBTU sold as compared to 72,600 MMBTU sold during the first three months of our 2003 fiscal year);

     Increased price received for our production (an average of $5.31 per MMBTU during the first three months of our 2005 fiscal year as compared to $4.75 per MMBTU received during that period in 2004); and

     Increased management fees received ($82,100 during fiscal 2005 as compared to $45,900 during fiscal 2004) because we were operators of more wells during 2005 (48 wells compared to 33 wells in 2004).

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by quarter for the three months of fiscal 2004, 2003 and 2002:

                                                For the Three Months Ended
                                        ---------------------------------------
                                         9/30/2004     9/30/2003      9/30/2002
                                         ---------     ----------    -----------

Total revenues                              100.0%        100.0%       100.0%

Oil & gas production costs                    8.2          10.1         14.3
                                         --------- ------------- ------------
Income from operations                       91.8          89.9         85.7
                                         --------- ------------- ------------

Costs and expenses
  Depreciation and depletion                 19.9          32.9         32.2
  Selling, general and administrative        21.8          44.1         70.1
  Interest expense                             .3            .0           .0
                                         --------- ------------- ------------
Total costs and expenses                     42.0          77.0        102.3
                                         --------- ------------- ------------

Income before income taxes                   49.8          12.9        (16.6)

Provision for income taxes                   21.4            .0           .0
                                         --------- ------------- ------------
Net income (loss)                            28.4          12.9        (16.6)
                                         ========= ============= ============

To facilitate discussion of our operating results for the three months ended September 30, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                           Comparison of the Fiscal
                                        Three Months Ended September 30,            Increase (Decrease)
                                        ---------------------------------------- ---------------------------
                                           2004               2003              Amount           Percentage
                                        --------------------------------------------------------------------
Revenues:
Oil and gas sales                       $ 697,553          $ 341,926          $ 355,627                 104%
Management fees                            82,057             45,915             36,142                  79
Interest and other                          4,689                496              4,193                 845
                                        ---------          ---------          ---------           ---------
  Total revenues                          784,299            388,337            395,962                 102%
                                        ---------          ---------          ---------           ---------

Cost and expenses:
Oil and gas production                     64,361             39,102             25,259                  65
Depreciation and depletion                156,000            127,600             28,400                  22
Selling, general and administrative       171,104            171,438               (334)               --
Interest expense                            3,053                -0-              3,053                --
                                        ---------          ---------          ---------           ---------
  Total costs and expenses                394,518            338,140             56,378                  17%
                                        ---------          ---------          ---------           ---------

Income before taxes                       389,781             50,197
Provision for income taxes                168,163                -0-
                                        ---------          ---------
Net income                              $ 221,618          $  50,197
                                        ============================

Central to the issue of success of the three months operations ended September 30, 2004 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                  Oil & Gas         MMBTU         (1)
                                    Sales            Sold        Price/MMBTU
                                  ----------       --------      -----------
2005
-----
lst Quarter                       $ 697,553         130,000        $   5.31
                                  ---------        --------        --------

2004
----
lst Quarter                         341,926          72,600            4.75
2nd Quarter                         362,942          79,900            4.64
3rd Quarter                         401,941          71,900            5.28
                                  ---------        --------        --------
   Year to date                   1,106,809         224,400            4.88
                                  ---------        --------        --------

2003
----
lst Quarter                         198,431          65,800            2.78
2nd Quarter                         241,700          63,700            3.76
3rd Quarter                         314,222          57,900            5.47
                                  ---------        --------        --------
  Year to date                      754,353         187,400            3.23
                                  ---------        --------        --------

First Quarter change
--------------------
2005
----
Amount                             $355,627          57,400        $    .56
Percentage                              104%             79%             12%
2004
----
Amount                             $143,495           6,800        $   1.97
Percentage                               72%             10%             71%


(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the first three months of fiscal 2005 and the twelve months of fiscal 2004. As the table above notes, revenue has increased approximately 104% when comparing the two three month periods ended September 30, 2004 and 2003. Volumes sold increased approximately 79%, while the price received for our product increased 12%.

Total revenue increased $396,000, or 104% when comparing the two periods, while operating and production costs increased $25,300, or 65%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 27% for the three months ended September 30, 2003 to approximately 48% at September 30, 2004.

When comparing general and administrative expense for 2005 and 2004, costs declined slightly by $334, or 0.2%.

Results of operations and net income are presented in the following table:

                              Quarterly Financial Information (unaudited)

                                          (1)           (2)              Net Income (loss)
                          Total        Operating     Net Income             Per Share
                        Revenues        Income         (loss)          Basic         Diluted
                       ----------     ----------     ----------      ---------      ---------
2005
-------------------    ----------     ----------     ----------      ---------      ---------
1st Quarter            $  784,299     $  715,249     $  389,781      $    .063      $    .061
                       ----------     ----------     ----------      ---------      ---------

2004
-------------------
lst Quarter               388,337        348,739         50,197           .010           .010
2nd Quarter               433,317        365,761         93,022           .010           .010
3rd Quarter               440,127        354,642         76,762           .010           .010
-------------------    ----------     ----------     ----------      ---------      ---------
  Total                 1,261,781      1,069,142        219,981           0.04           0.04
                       ----------     ----------     ----------      ---------      ---------

2003
-------------------
lst Quarter               264,896        223,246        (41,650)          (.01)          (.01)
2nd Quarter               279,080        237,155        (15,660)          --             --
3rd Quarter               337,476        271,845         28,748           --             --
-------------------    ----------     ----------     ----------      ---------      ---------
  Total                $  881,452     $  732,246     $  (28,562)          --             --
                       ----------     ----------     ----------      ---------      ---------


(1) Operating income is oil and gas sales plus management fees less direct operating costs. (2) Before provision for deferred income taxes.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the three month periods ended September 30, 2004 and 2003. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

Contractual Obligations:
------------------------

We had five contractual obligations as of September 30, 2004. The following table lists our significant liabilities at September 30, 2004:

                                                            Payments Due By Period
                               -----------------------------------------------------------------------------------
                               Less than                                               After
Contractual Obligations          1 year          2-3 years         4-5 years          5 years            Total
-----------------------        ---------         ---------         ---------          --------          ---------

Employment Obligations          $210,400          $208,300          $127,300          $    -0-          $ 546,000

Bank Loans                       112,500               -0-               -0-               -0-            112,500

Operating Leases                  12,960             3,850               -0-               -0-             16,810
                                --------          --------          --------          --------          ---------

Total contractual
  cash obligations              $335,860          $212,150          $127,300          $    -0-          $ 675,310
                                ========          ========          ========          ========          =========

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the three months ended September 30, 2004 and 2003 was $6,033 and $5,973, respectively.


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

Accounts Receivable
-------------------

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        ------------------------------------------------------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's loan to us of $300,000. On July 15, 204, the debt was converted to 300,500 share of common stock as consideration for payment of principal and interest.

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

     The following sets forth the information required by Item 701 in connection with that transaction:

(a) The conversion was completed effective July 15, 2004.

(b) There was no placement agent or underwriter for the transaction or the original transaction that took place in fiscal year 2004.

(c) The shares were not sold for cash. The shares of common stock were issued in exchange for (and in conversion of) outstanding convertible debt.

(d) We relied on the exemption from registration provided by Sections 3(a)(9) under the Securities Act of 1933 for the conversion transaction, and upon the exemptions from registration provided by Sections 4(2), 4(6), and Regulation D for the issuance of the initial debt. In addition, we did not engage in any public advertising or general solicitation in connection with this transaction; and we provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Aspen Exploration it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The common stock issued in this transaction are not convertible or exchangeable. Warrants were issued in this transaction as described above. There are no registration rights associated with the issuance of the common stock or the warrants.

(f) We received no cash proceeds from the issuance of the shares of common stock. The original loan made by the accredited investor was used for working capital and drilling operations.

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

Item 5. Other Information.
        ------------------

     None.

Item 6. Exhibits.
        ---------

31.      Rule 13a-14(a) Certification
32.      Section 1350 Certification

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                         ASPEN EXPLORATION CORPORATION



                                         /s/  Robert A. Cohan
                                         -------------------------------
                                         By:  Robert A. Cohan,
November 10, 2004                             Chief Executive Officer,
                                              Principal Financial Officer