Form 10QSB
period 2004-12-31
ASPEN EXPLORATION CORP
filed 2005-02-14
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

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
                                                 Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

              Class                            Outstanding at February 10, 2005
              -----                            --------------------------------

Common stock, $.005 par value                             6,337,120

Transitional small business disclosure format:   Yes          No  X
                                                     -----      -----



Part One.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS


                                                                     December 31,     June 30,
                                                                        2004            2004
                                                                        ----            ----
Current Assets:
Cash and cash equivalents, including $30,671 and
$1,127,874 of invested cash at December 31, 2004 and June
30, 2004 respectively.............................................   $ 2,190,545    $ 1,329,376
Precious metals ..................................................        18,823         18,823
Accounts receivables .............................................       635,100        556,558
Receivable, related party ........................................        15,903         12,742
Prepaid expenses .................................................         9,013         16,737
                                                                     -----------    -----------
     Total current assets ........................................     2,869,384      1,934,236
                                                                     -----------    -----------

Investment in oil and gas properties, at cost (full cost method of
accounting) ......................................................     9,413,349      8,216,136

Less accumulated depletion and valuation allowance ...............    (3,536,453)    (3,235,171)
                                                                     -----------    -----------
                                                                       5,876,896      4,980,965
                                                                     -----------    -----------

Property and equipment, at cost:
Furniture, fixtures and vehicles .................................       119,922        112,562
Less accumulated depreciation ....................................       (90,676)       (81,958)
                                                                     -----------    -----------
                                                                          29,246         30,604
                                                                     -----------    -----------

     TOTAL ASSETS ................................................   $ 8,775,526    $ 6,945,805
                                                                     ===========    ===========


                                      (Statement Continues)
                         See notes to Consolidated Financial Statements

                                               2

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    December 31,     June 30,
                                                       2004           2004
                                                       ----           ----
Current liabilities:
Accounts payable and accrued expenses ...........   $ 2,023,190    $   932,814
Accounts payable - related party (Note 2) .......        36,126         70,774
Advances from joint interest owners .............       327,396        621,015
Notes payable - current (Note 6), net of discount        75,000        410,719
                                                    -----------    -----------

Total current liabilities .......................     2,461,712      2,035,322
                                                    -----------    -----------

Asset retirement obligation (Note 3) ............        87,582         79,582
Deferred income taxes (Note 9) ..................       732,157        296,320
                                                    -----------    -----------
Total long term liabilities .....................       819,739        375,902
                                                    -----------    -----------
Total liabilities ...............................     3,281,451      2,411,224
                                                    -----------    -----------
Stockholders' equity:
(Notes 1 and 5):
Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At December 31, 2004,
    6,337,120 shares and June 30, 2004, 5,958,979        31,686         29,796

Capital in excess of par value ..................     6,358,930      6,064,602
Accumulated deficit .............................      (872,532)    (1,556,225)
Deferred compensation and consulting fees .......       (24,009)        (3,592)
                                                    -----------    -----------
Total stockholders' equity ......................     5,494,075      4,534,581
                                                    -----------    -----------
Total liabilities and stockholders' equity ......   $ 8,775,526    $ 6,945,805
                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements



                              ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                                       Three Months Ended            Six Months Ended
                                                          December 31,                 December 31,
                                                          ------------                 ------------

                                                      2004            2003          2004          2003
                                                      ----            ----          ----          ----
Revenues:
  Oil and gas ..................................   $ 1,132,359    $   362,942   $ 1,829,912   $   704,868
  Management fees ..............................        59,768         66,106       141,825       112,021
  Interest and other, net ......................        (1,794)         4,269         2,895         4,765
                                                   -----------    -----------   -----------   -----------
Total Revenues .................................     1,190,333        433,317     1,974,632       821,654
                                                   -----------    -----------   -----------   -----------

Costs and expenses:
  Oil and gas production .......................        99,495         63,287       163,856       102,389
  Depreciation, depletion and amortization .....       154,001        130,349       310,001       257,949
  General and administrative ...................       205,364        145,788       376,468       317,226
  Interest expense .............................         1,724            871         4,778           871
                                                   -----------    -----------   -----------   -----------
Total Costs and Expenses .......................       460,584        340,295       855,103       678,435
                                                   -----------    -----------   -----------   -----------
Income before taxes ............................       729,749         93,022     1,119,529       143,219
                                                   -----------    -----------   -----------   -----------
Provision for income taxes .....................       267,674            -0-       435,837           -0-
                                                   -----------    -----------   -----------   -----------
Net income .....................................   $   462,075    $    93,022   $   683,692   $   143,219
                                                   ===========    ===========   ===========   ===========
Basic income per common share ..................   $       .07    $       .01   $       .11   $       .02
                                                   ===========    ===========   ===========   ===========
Diluted income per common share ................   $       .07    $       .01   $       .10   $       .02
                                                   ===========    ===========   ===========   ===========
Basic weighted average number of common shares
outstanding ....................................     6,284,788      5,863,828     6,284,788     5,863,828
                                                   ===========    ===========   ===========   ===========
Diluted weighted average number of common shares
outstanding ....................................     6,576,591      6,144,999     6,576,591     6,144,999
                                                   ===========    ===========   ===========   ===========


                                  The accompanying notes are an integral
                                         part of these statements.

                                                    4



                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                         Six months ended December 31,
                                                              2004           2003
                                                          -----------    -----------

Cash flows from operating activities:
-------------------------------------

Net income ............................................   $   683,692    $   143,219

Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Depreciation, depletion and amortization ............       310,001        257,949
  Stock issued for interest expense and consulting fees        15,082            -0-
  Deferred income tax provision .......................       435,837            -0-


Changes in assets and liabilities:

  Increase in receivable ..............................       (81,703)       (54,413)
  Decrease in prepaid expense .........................         7,724         10,811
  Increase in accounts payable and accrued expense ....       762,109        446,787
                                                          -----------    -----------
  Net cash provided by operating activities ...........     2,132,742        804,353
                                                          -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties .................    (1,169,965)      (889,888)
  Purchase of producing properties ....................       (19,248)           -0-
  Purchase of furniture and fixtures ..................        (7,360)           -0-
                                                          -----------    -----------
  Net cash (used) by investing activities .............    (1,196,573)      (889,888)
                                                          -----------    -----------

Cash flow from financing activities:
------------------------------------

  Payment of notes payable ............................       (75,000)           -0-
  Proceeds of notes payable ...........................           -0-        225,000
                                                          -----------    -----------
                                                              (75,000)       225,000
                                                          -----------    -----------

  Net increase in cash and cash equivalents ...........       861,169        139,465

  Cash and cash equivalents, beginning of year ........     1,329,376        776,566
                                                          -----------    -----------
  Cash and cash equivalents, end of year ..............   $ 2,190,545    $   916,031
                                                          ===========    ===========
Other information:

  Interest paid .......................................   $     4,778    $       871
                                                          ===========    ===========
  Non-cash investing activities
  Asset retirement obligation additions ...............   $     8,000    $    29,007
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

                                December 31, 2004


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


Note 2        RECEIVABLE - RELATED PARTIES, PAYABLE - RELATED PARTIES

     The receivable from related parties constitutes amounts due from officers and consultants for joint operating costs of wells operated by us. The transactions are in the normal course of business with the same terms as other joint owners and are repaid in a normal business cycle. The payable from related parties represents unexpended prepayments made by officers and consultants on wells operated by us as well as unpaid business expenses due officers. These transactions are in the normal course of business.


Note 3        ASSET RETIREMENT OBLIGATION

     We have adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. We have recognized the future cost to plug and abandon the gas wells over the estimated useful lives of the wells in accordance with SFAS No. 143. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a producing well is purchased or a drilled well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the



Note 3        ASSET RETIREMENT OBLIGATION (CONTINUED)

     cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit adjusted risk-free rate of 6%. Revisions to the liability could occur due to changes in plugging and abandonment costs, useful well lives or if federal or state regulators enact new regulations on the plugging and abandonment of wells.

     A reconciliation of our liability for the six months ended December 31, 2004 is as follows:

                  Asset retirement obligations as of
                  June 30, 2004                               $79,582
                  ARO additions                                 8,000
                  Liabilities settled                             -0-
                  Accretion expense                               -0-
                  Revision of estimate                            -0-
                                                              -------
                  Asset retirement obligation as of
                  December 31, 2004                           $87,582
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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $683,692 for the six months ended December 31, 2004 and $143,219 for the six months ended December 31, 2003.

                                                                      Six Months Ended
                                              December 31, 2004                                December 31, 2003
                                  -------------------------------------------    ------------------------------------------
                                                                     Per                                           Per
                                  Net                                Share         Net                             Share
                                  Income             Shares          Amount        Income         Shares           Amount
                                  -----------      -----------    -----------    -----------    -----------     -----------
Basic earnings per share:

Net income and share amounts         $683,692        6,284,788           $.11       $143,219      5,863,828            $.02

Dilutive securities:
stock options                                          392,000                                      776,000

Repurchased shares                                    (100,197)                                    (494,829)
                                  -----------      -----------    -----------    -----------    -----------     -----------
Diluted earnings per share:

Net income and assumed  share
conversion                           $683,692        6,576,591           $.10       $143,219      6,144,999            $.02
                                  ===========     ============    ===========    ===========    ===========     ===========


                                                             7

Note 5        STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment to us of $300,000. On July 15, 2004, the debt and accrued interest were converted. On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor. The debt net of unamortized discount related to warrants was recorded to equity upon conversion. See Note 6.

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

     On October 12, 2004 we entered into a six month investor relations consulting agreement with CEOcast, Inc. which provides for a monthly consulting fee and issuance of 28,000 shares of our restricted common stock. We have valued the stock at $1.25 per share, or $35,000, and will amortize that amount over the six month consulting engagement.

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



Note 5        STOCKHOLDERS' EQUITY (CONTINUED)

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

     As of December 31, 2004, we had an aggregate of 392,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:

                                                              Number of         Weighted Average Exercise
                                                              Shares            Price of Shares Under Plans
                                                               -------          ---------------------------
         Outstanding balance June 30, 2004                     484,000                  $ .57
                                                                                        =====

         Granted                                                   -0-                    -
                                                                                        =====

         Exercised                                             (92,000)                   .57
                                                                                        =====

         Forfeited or expensed                                     -0-                    -
                                                               -------                  =====

         Outstanding balance December 31, 2004                 392,000                  $ .57
                                                              ========                  =====

         The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004:

                                          Outstanding                                   Exercisable
                              ----------------------------------               --------------------------
                                    Weighted
                                    Average          Weighted                                    Weighted
                                    Remaining        Average                                     Average
         Exercise  Number           Contractual      Exercisable                Number           Exercise
          Price   Outstanding       Life In Years    Price                      Exercisable      Price
         -------- -----------       -------------    -----------                -----------      --------

         $.57     242,000           08/15/2005(1)     $.57                          -0-           $.57

          .57     150,000           08/15/2007(1)      .57                          -0-            .57
                  -------
                  392,000
                  =======

         (1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

     We account for the two stock option plans using APB No. 25 for directors and employees and SFAS No. 123 for consultants. There were 676,000 options granted in 2002. Directors and employees were granted 601,000 options and consultants were granted 75,000 options. The consultant options were valued using the fair value method of SFAS No. 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 14.9%, credit adjusted risk free interest rates of 8.5% and expected lives of 3.4 to 4.4 years. The resulting compensation expense relating to the consultant option grant will be included as an operating expense as the options vest.


Note 6        NOTES PAYABLE

     The Company incurred the following debt:

                                                December 31,         June 30,
                                                    2004               2004
                                                 ----------------------------

     Note payable to a bank                      $  75,000          $ 150,000

     Convertible debenture issued to a
     privately held corporation                        -0-            300,000
                                                 ---------          ---------

                                                    75,000            450,000
                                                 ---------          ---------

     Less discount                                    --              (39,281)
                                                 ---------          ---------

                                                 $  75,000          $ 410,719
                                                 =========          =========

     Proceeds from the note payable to a bank were used for the acquisition of producing gas properties located in several counties in the Sacramento Valley, California. The note matures in June 2005, principal payments are $12,500 per month plus interest at the bank's prime rate plus 2%. The rate was 7.5% at December 31, 2004. The loan is collateralized by accounts receivable, other rights to payments and all inventory.

     On June 28, 2004, we issued the convertible debenture to the accredited investor in exchange for the investor's payment to us of $300,000. The convertible debenture with a principal amount of $300,000, bears interest at 4% per annum and 300,000 common stock warrants. On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor. See Note 5. Another 300,000 shares are potentially issuable under certain circumstances.


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

     During the six months ended December 31, 2004 and 2003, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,189,213 for the development and acquisition of oil and gas properties and $7,360 in the corporate segment for the purchase of office equipment and computers.

     Segment information consists of the following for the six months ended December 31:

                               Oil and Gas       Corporate         Consolidated
                               -----------       ---------         ------------
     Revenues:

                   2004        $ 1,971,737       $     2,895       $ 1,974,632
                   2003            816,889             4,765           821,654

     Income (loss) from operations:

                   2004       $ 1,506,599        $  (387,070)      $ 1,119,529
                   2003           465,751           (322,532)          143,219

     Identifiable assets:

                   2004       $ 6,293,374        $ 2,482,152       $ 8,775,526
                   2003         4,849,966          1,182,905         6,032,871

     Depreciation, depletion and valuation charged to identifiable assets:

                   2004       $  (301,001)       $    (9,000)      $  (310,001)
                   2003          (248,749)            (9,200)         (257,949)

     Capital expenditures:

                   2004       $ 1,189,213        $     7,360       $ 1,196,573
                   2003           889,888                -0-           889,888

Note 8        MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                              The Company
                                              -----------

                                        A          B          C
                                        -          -          -
     Quarter ended:

       December 31, 2004                35%        50%         *
       December 31, 2003                26%        54%        11%

     * Less than 10% in 2004.


Note 9        INCOME TAXES

     We have recorded deferred income taxes of $732,157 and $131,350 as of December 31, 2004 and 2003, respectively. During the six months ended December 31, 2004, we used approximately $1,044,500 in net operating loss carryforwards leaving approximately $639,500 in available federal net operating loss carryforwards as of December 31, 2004. During the first six months of 2003, we used approximately $50,000 in net operating loss carryforwards leaving a total of approximately $1,746,000.

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

     At December 31, the income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                                  2004               2003
                                               ---------         ---------
     Deferred tax assets:

       Federal tax loss
         carryforwards                         $ 285,462         $ 699,646
       Asset retirement obligation                 4,727              --
                                               ---------         ---------

                                                 290,189           699,646
                                               ----------        ---------

     Deferred tax (liabilities):
      Property, plant and
        equipment                                    (1,855)           (3,324)
     Oil and gas properties                      (1,020,491)         (827,672)
                                                 ----------        ----------

                                                 (1,022,346)         (830,996)
                                                 ----------        ----------
                                                 $ (732,157)       $ (131,350)
                                                 ==========        ==========

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended December 31 is as follows:

                                                     2004             2003
                                                    ------           ------
           Statutory federal income
             tax rate                                 34%              34%

           Statutory state income tax
             rate, net of federal benefit              9 %              9%

           Other                                      (4)%             -0-

           Net operating loss                         -0-             (43)%
                                                    ------           ------

           Effective rate                              39%             -0-%
                                                    ======           ======

     The provision for income taxes consists of the following components:

                                                     2004             2003
                                                    ------           ------

           Current tax expense,
             state                               $    -0-           $    -0-

           Deferred tax expense                   435,837                -0-
                                                 --------           --------

           Total income tax provision            $435,837           $    -0-
                                                 ========           ========

     At December 31, 2004, we have available federal net operating loss carryforwards of approximately $640,000 (net operating losses expire beginning June 30, 2011 through the year ending June 30, 2023).

Note 10      DRILLING COMMITMENTS AND CONTINGENCIES

     We have a proposed drilling budget for the period March through December 2005. The budget includes drilling ten wells in the Sacramento gas province of northern California, although the actual number of wells drilled will be based on permit, pipeline, and rig availability considerations. Our share of the estimated costs to complete this program is set forth in the following table:

                                        Drilling     Completion &
             Area              Wells    Costs        Equipping Costs     Total
      ---------------------    -----    --------     ---------------  ----------

      West Grimes Field          4      $378,000     $311,000         $  689,000
      Colusa County, CA
      Malton Black Butte         2       102,000      112,000            214,000
      Field,
      Tehama County, CA
      Colusa County, CA          3       236,000      304,000            540,000
      Yolo County, CA            1        17,500       45,000             62,500
      ---------------------    -----    --------     ---------------  ----------
      Total Expenditure         10      $733,500     $772,000         $1,505,500
                               =====    ========     ===============  ==========


NOTE 11       NEW ACCOUNTING PRONOUNCEMENTS

FASB 151 -  Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 47 gas wells and have a non-operated interest in 15 additional gas wells.

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

Outlook and Trends
------------------

         We expect our natural gas production to increase substantially during fiscal 2005 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $5.00 to $7.25 per MMBTU for the fiscal year ended June 30, 2005 as compared to an average price of $4.96 per MMBTU during the fiscal year ended June 30, 2004. Based upon the increasing production levels and continued strong gas prices, which currently exceed $6.00 per MCF, Aspen expects continued strong earnings for the balance of the year.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $5.92 per MMBTU for the six months ended December 31, 2004.

Non-Cash Transactions
---------------------

     On October 18, 2004, we entered into an agreement with UR-Energy Inc., a privately held Canadian corporation, which stipulated, among other things, that Aspen would exchange 2,000,000 shares it currently holds in ISL Resources Corporation for 2,000,000 shares of UR-Energy Inc. restricted common shares. We also received warrants for an additional 1,000,000 shares of UR-Energy Inc. exercisable at $.75 Cdn per share.

     The exchange of stock in ISL Resources Corporation stock in UR-Energy Inc. had no immediate financial impact on Aspen since Aspen had carried the ISL Resources Corporation shares at a zero basis on our books and no gain or loss was recognized on the exchange.

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

     2,000 MMBTU/Day @ $7.97 per MMBTU
     1,000 MMBTU/Day @ $6.90 per MMBTU
       500 MMBTU/Day @ $7.52 per MMBTU
       500 MMBTU/Day @ $8.75 per MMBTU

The average price received during the first six months of fiscal 2005 for our natural gas was approximately $5.92 per MMBTU as compared to $4.67 per MMBTU during the first six months of fiscal 2004.

     During December 2003, we borrowed $225,000 from a bank for an acquisition. We currently pay 2% over the bank's prime rate for that facility. At December 31, 2004, the effective interest rate was 7.5% and the outstanding loan balance was $75,000. In June 2004, we borrowed $300,000 from an Oklahoma corporation to facilitate the drilling and completion of several wells in northern California. This debt was converted to our common stock on July 15, 2004.

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

     For the six months ended December 31, 2004 the increase in cash flow from operations of $1,328,389, or 165%, was due primarily to:

     An increase in net income of approximately $555,000 ($698,275 in 2004 as compared to $143,219 in 2003);
         and

     A $762,109 increase in accounts payable and accrued expenses in 2004 (which conserved cash during the 2004 period) compared to an increase in accounts payable and accrued expenses in 2003 of $446,787; and

     These increases were offset somewhat by an increase in receivables of $81,703 in 2004 (which used cash) compared to an increase in receivables of $54,413 during 2003.

     Investing activities used cash to increase capitalized oil and gas costs of $1,189,213 and $889,888 in the six months ended December 31, 2004 and 2003. Cash in the current six month period ended December 31, 2004 was used for lease acquisition, seismic work, intangible drilling and well workovers ($810,883), and the purchase of oil and gas well equipment ($378,330). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling budget for the period March through December 2005. The budget includes drilling ten wells in the Sacramento gas province of northern California, although the actual number of wells drilled will be based on permit, pipeline, and rig availability considerations. Our share of the estimated costs to complete this program is set forth in the following table:

                                        Drilling     Completion &
             Area              Wells    Costs        Equipping Costs     Total
      ---------------------    -----    --------     ---------------  ----------

      West Grimes Field          4      $378,000         $311,000     $  689,000
      Colusa County, CA
      Malton Black Butte         2       102,000          112,000        214,000
      Field,
      Tehama County, CA
      Colusa County, CA          3       236,000          304,000        540,000
      Yolo County, CA            1        17,500           45,000         62,500

      ----------------------   -----    --------     ------------     ----------
      Total Expenditure         10      $733,500         $772,000     $1,505,500
                               =====    ========     ============     ==========


     Our working capital (current assets less current liabilities) at December 31, 2004, was $407,672, which reflects an approximate $508,800 increase from our working capital deficit at June 30, 2004. Our working capital situation improved during the first six months of our 2005 fiscal year because of our positive cash flow from operations and our ability to pay down our current liabilities, both made possible by our increase in net revenues and in net income recognized during the period. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

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

Results of Operations
---------------------

December 31, 2004 Compared to December 31, 2003
-----------------------------------------------

For the six months ended December 31, 2004, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2004 period our revenues increased by more than $1,153,000 as compared to the comparable period of our 2003 fiscal year because of:

     Increased production (307,350 MMBTU sold as compared to 152,550 MMBTU sold during the first six months of our 2003 fiscal year);

     Increased price received for our production (an average of $5.92 per MMBTU during the first six months of our 2005 fiscal year as compared to $4.70 per MMBTU received during that period in 2004); and

     Increased management fees received ($141,825 during fiscal 2005 as compared to $112,021 during fiscal 2004) because we were operators of more wells during 2005 (44 wells compared to 33 wells in 2004).

For the three months ended December 31, 2004, our revenues increased by more than $769,000 as compared to the comparable period of 2003 because of:

     Increased production (177,350 MMBTU sold as compared to 79,900 during the three months ended December 31, 2003);

     Increased price received for our production (an average of $6.37 per MMBTU during the three months ended December 31, 2004 compared to $4.64 per MMBTU received for the three months ended December 31, 2003); and

     Management fees of $59,800, which is a decrease of $6,300, or 9.5%, in management fees, received during the three month period ended December 31, 2004 compared to management fees of $66,100 received in the prior three month period. Management fees declined somewhat because our current year drilling program was completed prior to the end of the second quarter.



The following table sets forth certain items from our Condensed Consolidated
Statements of Operations as expressed as a percentage of total revenues, shown by quarter for the six months of fiscal 2004, 2003 and 2002:


                                                      For the Six Months Ended
                                              -----------------------------------------
                                               12/31/2004    12/31/2003    12/31/2002
                                              ------------- ------------- -------------
Total revenues                                      100.0%        100.0%        100.0%

Oil & gas production costs                             8.3          12.5          14.1

                                              ------------- ------------- -------------
Income from operations                                91.7          87.5          85.9
                                              ------------- ------------- -------------

Costs and expenses
  Depreciation and depletion                          15.7          31.4          33.7
  Selling, general and administrative                 19.0          38.6          63.1
  Interest expense                                       -             -             -

                                              ------------- ------------- -------------
Total costs and expenses                              34.7          70.0          96.8
                                              ------------- ------------- -------------

Income before income taxes                            57.0          17.5        (10.9)

Provision for income taxes                            22.1             -             -

                                              ------------- ------------- -------------
Net income (loss)                                     34.9          17.5        (10.9)
                                              ============= ============= =============


To facilitate discussion of our operating results for the six months ended
December 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Operations:


                                                     Comparison of the Fiscal
                                                   Six Months Ended December 31,             Increase (Decrease)
                                              ---------------------------------------- --------------------------------
                                                       2004                2003              Amount        Percentage
                                              ------------------- -------------------- --------------- ----------------
       Revenues:
       Oil and gas sales                              $1,829,912             $704,868      $1,125,044       160%
       Management fees                                   141,825              112,021          29,804        27
       Interest and other                                  2,895                4,765          (1,870)      (39)
                                              ------------------- -------------------- --------------- ----------------
         Total revenues                                1,974,632              821,654       1,152,978        140
                                              ------------------- -------------------- --------------- ----------------
       Cost and expenses:
       Oil and gas production                            163,856              102,389          61,467        60
       Depreciation and depletion                        310,001              257,949          52,052        20
       General and administrative                        376,468              317,226          59,242        19
       Interest expense                                    4,778                  871           3,907        449
                                              ------------------ -------------------- --------------- ----------------
         Total costs and expenses                        855,103              678,435         176,668        26
                                              ------------------- -------------------- --------------- ----------------

       Income before taxes                             1,119,529              143,219         976,310        682
       Provision for income taxes                        435,837                    -             N/A        N/A
                                              ------------------- -------------------- --------------- ----------------
       Net income                                       $683,692             $143,219        $540,473       377%
                                              =================== ==================== =============== ================

                                                           22



Central to the issue of success of the six months operations ended December 31, 2004 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                                    Oil & Gas            MMBTU                  (1)
                                                      Sales               Sold              Price/MMBTU
                                                  --------------     --------------        --------------
                 2005
                 ----------------------------
                 lst Quarter                           $697,553            130,000                 $5.31
                 2nd Quarter                          1,132,359            177,350                  6.37
                                                  --------------     --------------        --------------
                   Year to date                       1,829,912            307,350                  5.95
                                                  --------------     --------------        --------------

                 2004
                 ----------------------------
                 lst Quarter                            341,926             72,600                  4.75
                 2nd Quarter                            362,942             79,900                  4.64
                 3rd Quarter                            401,941             71,900                  5.28
                                                  --------------     --------------        --------------
                 Year to date                         1,106,809            224,400                  4.88
                                                  --------------     --------------        --------------
                 2003
                 ----------------------------
                 lst Quarter                            198,431             65,800                  2.78
                 2nd Quarter                            241,700             63,700                  3.76
                 3rd Quarter                            314,222             57,900                  5.47
                                                  --------------     --------------        --------------
                   Year to date                         754,353            187,400                  3.23
                                                  --------------     --------------        --------------

                 Second Quarter change
                 ----------------------------
                 2005
                 ----------------------------
                 Amount                                $769,417             97,450                 $1.73
                 Percentage                                212%               122%                   37%
                 2004
                 ----------------------------
                 Amount                                $121,242             16,200                  $.88
                 Percentage                                 50%                25%                   23%

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the first six months of fiscal 2005 and the twelve months of fiscal 2004. As the table above notes, revenue has increased approximately 212% when comparing the two three month periods ended December 31, 2004 and 2003. Volumes sold increased approximately 122%, while the price received for our product increased 37%.

Total revenue increased $1,153,000, or 140% when comparing the two periods, while operating and production costs increased $61,500, or 60%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 35% for the six months ended December 31, 2003 to approximately 38% at December 31, 2004.

When comparing general and administrative expense for 2005 and 2004, costs increased by $59,242, or 19% due to increased audit and accounting fees, officers salaries and the initiation of an investor relations service.

                                       23



Results of operations and net income are presented in the following table:

                                          Quarterly Financial Information (unaudited)

                                                          (1)                  (2)                    Net Income (loss)
                                     Total             Operating            Net Income                    Per Share
                                    Revenues            Income                (loss)               Basic           Diluted
                                 ---------------     --------------      -----------------       -----------     -------------
    2005
    ------------------------
    1st Quarter                        $784,299           $715,249               $389,781             $.063             $.061
    2nd Quarter                       1,190,333          1,092,632                729,749              .074              .070
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                           1,974,632          1,807,881              1,119,530              .137              .131
                                 ---------------     --------------      -----------------       -----------     -------------

    2004
    ------------------------
    lst Quarter                        388,337            348,739                 50,197              .010              .010
    2nd Quarter                        433,317            365,761                 93,022              .010              .010
    3rd Quarter                        440,127            354,642                 76,762              .010              .010
                                 --------------     --------------      -----------------       -----------     -------------
      Total                          1,261,781          1,069,142                219,981              0.03              0.03
                                 ---------------     --------------      -----------------       -----------     -------------

    2003
    ------------------------
    lst Quarter                         264,896            223,246               (41,650)             (.01)             (.01)
    2nd Quarter                         279,080            237,155               (15,660)                 -                 -
    3rd Quarter                         337,476            271,845                 28,748                 -                 -
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                         $   881,452        $   732,246              $(28,562)                 -                 -
                                 ---------------     --------------      -----------------       -----------     -------------

(1) Operating income is oil and gas sales plus management fees less direct operating costs.
(2)  Before provision for deferred income taxes.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the six month periods ended December 31, 2004 and 2003. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

Contractual Obligations:
------------------------

We had four contractual obligations as of December 31, 2004. The following table lists our significant liabilities at December 31, 2004:

                                                                        Payments Due By Period
                                       ------------------------------------------------------------------------------------------
                                         Less than                                                After
Contractual Obligations                    1 year           2-3 years         4-5 years          5 years              Total
----------------------------------     ---------------    --------------    --------------    ---------------     ---------------

Employment Obligations                       $210,964          $176,928          $107,952               $-0-             495,844

Bank Loans                                     75,000               -0-               -0-                -0-              75,000

Operating Leases                                9,240             1,540               -0-                -0-              10,780
                                       ---------------    --------------    --------------    ---------------     ---------------
Total contractual
  cash obligations                           $295,204          $178,468          $107,952               $-0-            $581,624
                                       ===============    ==============    ==============    ===============     ===============

                                                                24

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. We are currently leasing this space on a month to month basis. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the six months ended December 31, 2004 and 2003 was $12,066 and $11,946, respectively.


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

Accounts Receivable:
--------------------

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.
              ------------------------------------------------------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's loan to us of $300,000. On July 15, 2004, the debt was converted to 300,500 shares of restricted common stock as consideration for payment of principal and interest.

     The convertible debenture included a potential 600,000 common stock warrants exercisable as follows:


     If the holder exercises the first warrant before June 30, 2005, we will receive an additional $330,000 ($1.10 per share) and issue 300,000 shares of restricted stock; if the holder exercises the warrant before June 30, 2006 but after June 30, 2005, we receive an additional $360,000 ($1.20 per share) instead of $330,000.

     If the holder exercises the warrant before March 31, 2005, the holder will receive an additional warrant exercisable to purchase another 300,000 restricted shares at $1.25 per share.

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

     On December 3, 2004, the board of directors approved the issuance of 28,000 shares of restricted common stock to CEOcast, Inc. as partial consideration for consulting services to be provided over a six month term being performed pursuant to a consulting agreement dated October 12, 2004. The following sets forth the information required by Item 701 in connection with that transaction:

(a)  The issuance was completed on December 3, 2004.

(b)  There was no placement agent or underwriter for the transaction.

(c) The shares were not sold for cash. The shares of common stock were issued in exchange for services pursuant to a consulting agreement.

(d) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 and Regulation D for the issuance of the shares. In addition, we did not engage in any public advertising or general solicitation in connection with this transaction; and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the investor obtained all information regarding Aspen Exploration it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The common stock issued in this transaction is not convertible or exchangeable. Aspen Exploration granted piggyback registration rights to CEOcast, Inc.

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

                                            ASPEN EXPLORATION CORPORATION



                                            /s/  Robert A. Cohan
                                            -------------------------------
                                            By:  Robert A. Cohan,
February 10, 2005                                Chief Executive Officer,
                                                 Principal Financial Officer