Form 10QSB
period 2005-03-31
ASPEN EXPLORATION CORP
filed 2005-05-13
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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
                          Yes  [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

          Class                                     Outstanding at May 10, 2005
Common stock, $.005 par value                                  6,719,308

Transitional small business disclosure format:          Yes        XX    No
                                                -------          -------


Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      ASSETS



                                                                              March 31,                June 30,
                                                                                2005                     2004
                                                                                ----                     ----
Current Assets:

Cash and cash equivalents, including $905,620 and
$1,127,874 of invested cash at
March 31, 2005 and June 30, 2004 respectively ...................            $ 1,109,628              $ 1,329,376

Precious metals .................................................                 18,823                   18,823

Accounts receivables ............................................                635,711                  556,558

Receivable, related party .......................................                 20,705                   12,742

Prepaid expenses ................................................                 17,333                   16,737
                                                                             -----------              -----------

     Total current assets .......................................              1,802,200                1,934,236
                                                                             -----------              -----------

Investment in oil and gas properties, at cost (full cost
method of accounting) ...........................................              9,461,604                8,216,136

Less accumulated depletion and valuation allowance ..............             (3,691,622)              (3,235,171)
                                                                             -----------              -----------
                                                                               5,769,982                4,980,965
                                                                             -----------              -----------
Property and equipment, at cost:

Furniture, fixtures and vehicles ................................                145,593                  112,562

Less accumulated depreciation ...................................                (95,403)                 (81,958)
                                                                             -----------              -----------
                                                                                  50,190                   30,604
                                                                             -----------              -----------

     TOTAL ASSETS ...............................................            $ 7,622,372              $ 6,945,805
                                                                             ===========              ===========

                                               (Statement Continues)
                                  See notes to Consolidated Financial Statements



                               ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                   LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               March 31,                  June 30,
                                                                                2005                       2004
                                                                                ----                       ----
Current liabilities:

Accounts payable and accrued expenses ...........................            $   172,659               $   932,814

Accounts payable - related party (Note 2) .......................                  5,602                    70,774

Advances from joint interest owners .............................                 35,051                   621,015

Notes payable - current (Note 6), net of discount ...............                 37,500                   410,719
                                                                             -----------               -----------

Total current liabilities .......................................                250,812                  2,035,322
                                                                             -----------               -----------

Asset retirement obligation (Note 3) ............................                 87,582                    79,582

Deferred income taxes (Note 9) ..................................                733,430                   296,320
                                                                             -----------               -----------
Total long term liabilities .....................................                821,012                   375,902
                                                                             -----------               -----------
Total liabilities ...............................................              1,071,824                 2,411,224
                                                                             -----------               -----------
Stockholders' equity:
(Notes 1 and 5):
Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At March 31, 2005,
    6,719,308 shares and June 30, 2004, 5,958,979 ...............                 33,597                    29,796

Capital in excess of par value ..................................              6,687,019                 6,064,602

Accumulated deficit .............................................               (170,068)               (1,556,225)

Deferred compensation and consulting fees .......................                    -0-                    (3,592)
                                                                             -----------               -----------
Total stockholders' equity ......................................              6,550,548                 4,534,581
                                                                             -----------               -----------
Total liabilities and stockholders' equity ......................            $ 7,622,372               $ 6,945,805
                                                                             ===========               ===========

                                  See Notes to Consolidated Financial Statements



                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                       Three Months Ended                   Nine Months Ended
                                                                           March 31,                            March 31,
                                                                           ---------                            ---------

                                                                     2005              2004               2005              2004
                                                                     ----              ----               ----              ----
Revenues:
  Oil and gas .............................................       $ 1,103,687       $   401,941        $ 2,933,599       $ 1,106,809
  Management fees .........................................            59,616            38,613            201,441           150,634
  Interest and other, net .................................               443              (427)             3,338             4,338
                                                                  -----------       -----------        -----------       -----------
Total Revenues ............................................         1,163,746           440,127          3,138,378         1,261,781
                                                                  -----------       -----------        -----------       -----------

Costs and expenses:
  Oil and gas production ..................................           107,035            85,912            270,891           188,301
  Depreciation, depletion and amortization ................           159,895           127,575            469,896           385,524
  General and administrative ..............................           192,025           146,800            568,493           464,026
  Interest expense ........................................             1,053             3,078              5,831             3,949
                                                                  -----------       -----------        -----------       -----------
Total Costs and Expenses ..................................           460,008           363,365          1,315,111         1,041,800
                                                                  -----------       -----------        -----------       -----------
Income before taxes .......................................           703,738            76,762          1,823,267           219,981
                                                                  -----------       -----------        -----------       -----------
Provision for income taxes ................................             1,273               -0-            437,110               -0-
                                                                  -----------       -----------        -----------       -----------
Net income ................................................       $   702,465       $    76,762        $ 1,386,157       $   219,981
                                                                  ===========       ===========        ===========       ===========
Basic income per common share .............................       $       .11       $       .01        $       .22       $       .04
                                                                  ===========       ===========        ===========       ===========
Diluted income per common share ...........................       $       .11       $       .01        $       .21       $       .04
                                                                  ===========       ===========        ===========       ===========
Basic weighted average number of common shares
outstanding ...............................................         6,406,510         5,863,828          6,406,510         5,863,828
                                                                  ===========       ===========        ===========       ===========
Diluted weighted average number of common shares
outstanding ...............................................         6,640,818         5,951,553          6,640,818         5,951,553
                                                                  ===========       ===========        ===========       ===========

                                       The accompanying notes are an integral
                                             part of these statements.



                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                                 Nine months ended March 31,
                                                                                2005                     2004
                                                                            ------------------------------------
Cash flows from operating activities:
-------------------------------------

Net income ......................................................           $ 1,386,157              $   219,981

Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Depreciation, depletion and amortization ......................               469,896                  385,524
  Stock issued for interest expense and consulting fees .........                39,091                      -0-
  Deferred income tax provision .................................               437,110                      -0-

Changes in assets and liabilities:

  Increase in receivable ........................................               (87,116)                 (38,445)
  Decrease (increase) in prepaid expenses .......................                  (596)                  12,656
  Decrease in accounts payable and accrued expense ..............            (1,411,291)                (111,494)
                                                                            -----------              -----------
  Net cash provided by operating activities .....................               833,251                  468,222
                                                                            -----------              -----------

Cash flows from investing activities:
-------------------------------------

  Proceeds - sale of oil and gas properties .....................                   -0-                  134,750
  Additions to oil and gas properties ...........................            (1,229,772)              (1,033,040)
  Purchase of producing properties ..............................               (19,248)                     -0-
  Purchase of furniture, fixtures & equipment inventory .........               (21,479)                     -0-
                                                                            -----------              -----------

  Net cash (used) by investing activities .......................            (1,270,499)                (898,290)
                                                                            -----------              -----------

Cash flow from financing activities:
------------------------------------

  Proceeds from issuance of common stock ........................               330,000                      -0-
  Payment of notes payable ......................................              (112,500)                 (37,500)
  Proceeds of notes payable .....................................                   -0-                  225,000
                                                                            -----------              -----------
                                                                                217,500                  187,500
                                                                            -----------              -----------

  Net decrease in cash and cash equivalents .....................              (219,748)                (242,568)

  Cash and cash equivalents, beginning of year ..................             1,329,376                  776,566
                                                                            -----------              -----------

  Cash and cash equivalents, end of year ........................           $ 1,109,628              $   533,998
                                                                            ===========              ===========
Other information:

  Interest paid .................................................           $     5,831              $     3,949
                                                                            ===========              ===========

  Non-cash investing activities
  Asset retirement obligation additions .........................           $     8,000              $    28,491
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

                                 March 31, 2005


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

     A reconciliation of our liability for the nine months ended March 31, 2005 is as follows:

                  Asset retirement obligations as of
                  June 30, 2004                               $79,582
                  ARO additions                                 8,000
                  Liabilities settled                             -0-
                  Accretion expense                               -0- *
                  Revision of estimate                            -0-
                                                              -------
                  Asset retirement obligation as of
                  March 31, 2005                              $87,582
                                                              =======

                           * - Accretion not material

Note 4     EARNINGS PER SHARE

     We follow SFAS No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

                                                                               Nine Months Ended
                                                       March 31, 2005                                   March 31, 2004
                                      ----------------------------------------------     -----------------------------------------

                                                                         Per                                             Per
                                       Net                               Share           Net                             Share
                                       Income            Shares          Amount          Income          Shares          Amount
                                       ------------      -----------     -----------     -----------     -----------     ---------

Basic earnings per share:

Net income and share amounts            $ 1,386,157        6,406,510      $      .22     $   219,981       5,863,828     $   .04

Dilutive securities:
stock options                                                292,000                                         676,000

Repurchased shares                                           (57,692)                                       (588,275)
                                        -----------      -----------      ----------     -----------     -----------     -------
Diluted earnings per share:

Net income and assumed  share
conversion                              $ 1,386,157        6,640,818      $      .21     $   219,981       5,951,553     $   .04
                                        ===========      ===========      ==========     ===========     ===========     =======

Note 5     STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment to us of $300,000. On July 15, 2004, the debt and accrued interest were automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor. The debt net of unamortized discount related to warrants was recorded to equity upon conversion. See Note 6.

     The convertible debenture included warrants for up to 600,000 shares of common stock exercisable as follows:

     There are two warrants, each for 300,000 shares of common stock. The holder exercised the initial warrant on March 11, 2005 and we received $330,000 ($1.10 per share) and issued 300,000 shares of stock. Because the holder exercised the first warrant before March 31, 2005, we issued an additional warrant to purchase another 300,000 shares at $1.25 per share on March 11, 2005. The additional warrant will expire unless exercised by June 30, 2006.

     The initial warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt.

     On October 12, 2004 we entered into a six month investor relations consulting agreement with CEOcast, Inc. which provides for a monthly consulting fee and issuance of 28,000 shares of our restricted common stock. We valued the stock at $1.25 per share, or $35,000, and amortized that amount over the six month consulting engagement.

     Stock Options
     -------------

     On August 15, 2004, one officer, a consultant and an employee exercised options for 92,000 shares of our common stock granted March 14, 2002 at an average exercise price of $0.57 per share. As consideration for the options purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 42,359. The effect of the transaction is a net increase to the common stock par value of $248 and a corresponding decrease to additional paid in capital of $248.

     On March 19, 2005, one officer and one director exercised options for 100,000 shares of our common stock granted March 14, 2002 at an average exercise price of $0.57 per share. As consideration for the options purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 17,812. The effect of the transaction is a net increase to the common stock par value of $411 and a corresponding decrease to additional paid in capital of $411.

     As of March 31, 2005, we had an aggregate of 292,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:

                                       Number of      Weighted Average Exercise
                                       Shares        Price of Shares Under Plans
                                       ------        ---------------------------

Outstanding balance June 30, 2004       484,000               $   .57
                                                              =======

Granted                                     -0-                 --
                                                              =======

Exercised                              (192,000)                  .57
                                                              =======

Forfeited or expensed                       -0-                 --
                                                              =======
                                       --------

Outstanding balance March 31, 2005      292,000               $   .57
                                       ========               =======

     The following table summarizes information concerning outstanding and exercisable options as of March 31, 2005:

                            Outstanding                              Exercisable
                     -----------------------------------       --------------------------
                            Weighted
                            Average          Weighted                           Weighted
                            Remaining        Average                            Average
 Exercise  Number           Contractual      Exercisable       Number           Exercise
  Price   Outstanding       Life In Years    Price             Exercisable      Price
 -------- -----------       -------------    -----------       -----------      ---------

 $.57     142,000           08/15/2005(1)     $.57             142,000          $.57

  .57     150,000           08/15/2007(1)      .57             150,000           .57
          -------

          292,000
          =======

(1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

     We account for the two stock option plans using APB No. 25 for directors and employees and SFAS No. 123 for consultants. There were 676,000 options granted in 2002. Directors and employees were granted 601,000 options and consultants were granted 75,000 options. The consultant options were valued using the fair value method of SFAS No. 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 14.9%, credit adjusted risk free interest rates of 8.5% and expected lives of 3.4 to 4.4 years. The resulting compensation expense relating to the consultant option grant was included as an operating expense as the options vested.


Note 6     NOTES PAYABLE

     The Company incurred the following debt:

                                                       March 31,      June 30,
                                                         2005           2004
                                                      -------------------------

Note payable to a bank                                $  37,500       $ 150,000

Convertible debenture issued to a
privately held corporation                                  -0-         300,000
                                                      ---------       ---------

                                                         37,500         450,000
                                                      ---------       ---------

Less discount                                              --           (39,281)
                                                      ---------       ---------

                                                      $  37,500       $ 410,719
                                                      =========       =========

     Proceeds from the note payable to a bank were used for the acquisition of producing gas properties located in several counties in the Sacramento Valley, California. The note matures in June 2005, principal payments are $12,500 per month plus interest at the bank's prime rate plus 2%. The rate was 7.75% at March 31, 2005. The loan is collateralized by accounts receivable, other rights to payments and all inventory.

     On June 28, 2004, we issued the convertible debenture to the accredited investor in exchange for the investor's payment to us of $300,000. The convertible debenture with a principal amount of $300,000, paid interest at 4% per annum and included warrants convertible into 300,000 shares of common stock. On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor. See Note 5.

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

     During the nine months ended March 31, 2005 and 2004, there were no intersegment revenues. The accounting policies applied by each segment are the same as those used by us in general.

     There have been no differences from the last annual report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual report except for the oil and gas segment which capitalized approximately $1,263,139 for the development and acquisition of oil and gas properties and $7,360 in the corporate segment for the purchase of office equipment and computers.

     Segment information consists of the following for the nine months ended March 31:

                                    Oil and Gas         Corporate       Consolidated
                                    -----------         ---------       ------------
 Revenues:

                     2005           $ 3,135,040       $       3,338      $3,138,378
                     2004             1,257,443               4,338       1,261,781

 Income (loss) from operations:

                     2005           $ 2,407,699       $    (584,432)     $1,823,267
                     2004               693,444            (473,463)        219,981

 Identifiable assets:

                     2005           $ 6,188,211       $   1,434,161      $7,622,372
                     2004             4,723,147             790,705       5,513,852

 Depreciation, depletion and valuation charged to identifiable assets:

                     2005           $(456,450)        $     (13,446)     $ (469,896)
                     2004            (371,749)              (13,775)       (385,524)

 Capital expenditures:

                     2005           $ 1,263,139       $       7,360      $1,270,499
                     2004             1,033,040                 -0-       1,033,040




Note 7     SEGMENT INFORMATION (CONTINUED)

     Segment information consists of the following for the three months ended
     March 31:

                                     Oil and Gas        Corporate        Consolidated
                                     -----------        ---------        ------------
  Revenues:

                     2005           $ 1,163,303       $         443      $1,163,746
                     2004               440,554                (427)        440,127

  Income (loss) from operations:

                     2005           $   900,855       $    (197,117)     $  703,738
                     2004               231,659            (154,897)         76,762


Note 8     MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                      The Company
                                                      -----------

                                    A                 B                 C
                                    -                 -                 -
         Quarter ended:

           March 31, 2005           36%               51%                *
           March 31, 2004           23%               51%               14%

         * Less than 10% in 2005.


Note 9     INCOME TAXES

     We have recorded net deferred income tax liability of $733,430 as of March 31, 2005. During the nine months ended March 31, 2005, we used approximately $1,229,100 in net operating loss carryforwards leaving approximately $774,700 in available federal net operating loss carryforwards as of March 31, 2005 (net operating losses expire beginning June 30, 2011 through the year ending June 30, 2023). For the three months ended March 31, 2005, we have recorded no income tax provision for federal or state income taxes due to the application of net operating loss carryforwards. We have recorded a deferred tax provision of $1,273. The deferred tax provision is nominal due to minimal additions to the oil and gas assets during the quarter resulting in minimal increase in net deferred tax liability.

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

     At March 31, the income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                                                  2005
                                                                  ----
         Deferred tax assets:
           Federal tax loss carryforwards                     $   294,700
           Asset retirement obligation                             35,191
                                                              -----------

                                                                  329,891
                                                              -----------
         Deferred tax (liabilities):
           Property, plant and equipment                           (1,362)
           Oil and gas properties                              (1,061,959)
                                                              -----------

                                                               (1,063,321)
                                                              -----------
                                                              $  (733,430)
                                                              ===========

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the nine months ended March 31 is as follows:

                                                       2005             2004
                                                    ----------      -----------

           Statutory federal income tax rate              34%              34%

           Statutory state income tax
             rate, net of federal benefit                  9%               9%

           Other                                         (4)%              -0-

           Net operating loss                           (39)%            (43)%

           Change in deferred tax liability               23%              -0-
                                                        -----             -----
           Effective rate                                 23%              -0-%
                                                        =====             =====

     The provision for income taxes consists of the following components:

                                                       2005              2004
                                                    ----------        ----------

           Current tax expense, state               $      -0-        $      -0-

           Deferred tax expense                        437,110               -0-
                                                    ----------        ----------

           Total income tax provision               $  437,110        $      -0-
                                                    ==========        ==========

Note 10    DRILLING COMMITMENTS AND CONTINGENCIES

     We have a proposed drilling budget for the period March through December 2005. The budget includes drilling ten wells in the Sacramento gas province of northern California, although the actual number of wells drilled will be based on permit, pipeline, and rig availability considerations. Our share of the estimated costs to complete this program is set forth in the following table:

                                                  Drilling         Completion &
      Area                       Wells            Costs           Equipping Costs       Total
  -----------------------     ------------     ------------     ------------------    ----------

  West Grimes Field                4              $415,000                $312,000      $727,000
  Colusa County, CA
  Malton Black Butte               2               115,000                 122,000       237,000
  Field,
  Tehama County, CA
  Colusa County, CA                3               256,000                 292,000       548,000
  Yolo County, CA                  1                17,500                  43,000        60,500
 -----------------------      ------------    ------------      ------------------    ----------

  Total Expenditure               10              $803,500                $769,000     $1,572,500
                              ============    ============      ==================    ===========


NOTE 11    NEW ACCOUNTING PRONOUNCEMENTS

     FASB 151 - Inventory Costs

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. We believe this Statement will have no impact on our financial statements once adopted.

     FASB 152 - Accounting for Real Estate Time-Sharing Transactions

     In December 2004, the FASB issued SFAS No. 152, which amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We believe this Statement will have no impact on our financial statements once adopted.

     FASB 153 - Exchanges of Nonmonetary Assets

     In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. We believe this Statement will have no impact on our financial statements once adopted.

     FASB 123R (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

     The effective date of this Statement for us is the first annual reporting period beginning July 1, 2006. We intend to comply with this Statement at the scheduled effective date for our relevant financial statements and believe the adoption of the Statement may have a material impact on our financial statements.


NOTE 12    SUBSEQUENT EVENTS

     On April 12, 2005, the board of directors approved the issuance of 14,000 shares of restricted common stock to CEOcast, Inc. as partial consideration for consulting services to be provided over a six month term being performed pursuant to a consulting agreement dated April 12, 2005.

     On April 22, 2005, the Board of Directors approved the following stock options:

                  Officers and Directors
                  as a group                                   210,000

                  Employee                                      25,000

                  Consultant                                    25,000
                                                              --------

                  Total options granted                        260,000
                                                              ========

     The exercise price of these options is $2.67 per share and the options vest and may be exercised 1/3 each on January 1, 2006, 2007 and 2008. All of the options expire on January 1, 2010.

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

     On April 25, 2005, we entered into a transaction with UR-Energy Inc. exchanging the 2,000,000 shares of their common stock and the warrants referenced above for $560,000 (U.S.) and 500,000 shares of newly issued UR-Energy Inc. common stock. The funds received increased our working capital and will be used to cover a substantial portion of our fiscal 2005 drilling program. Financial and tax consequences of this transaction will be recognized during our fourth quarter.

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

     Where possible, we attempt to be the operator of each property we invest in. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 35% of our selling, general and administrative expenses.

Outlook and Trends
------------------

     We expect our natural gas production (in volume of gas produced) to increase substantially during fiscal 2005 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $6.00 to $6.50 per MMBTU for the fiscal year ended June 30, 2005 as compared to an average price of $4.96 per MMBTU during the fiscal year ended June 30, 2004. Based upon the increasing production levels and continued strong gas prices, which currently exceed $6.00 per MCF, Aspen expects continued strong earnings for the balance of the year.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $6.12 per MMBTU for the nine months ended March 31, 2005.

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

     On April 25, 2005, we entered into a transaction with UR-Energy Inc. exchanging the 2,000,000 shares of their common stock and the warrants referenced above for $560,000 (U.S.) and 500,000 shares of newly issued UR-Energy Inc. common stock. The funds received increased our working capital and will be used to cover a substantial portion of our fiscal 2005 drilling program. Financial and tax consequences of this transaction will be recognized during our fourth quarter.


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

     To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. During the period April 1, 2005 through September 30, 2005, we are contractually obligated to deliver 3,500 MMBTU per day to two of our natural gas purchasers as follows:

         2,000 MMBTU/Day @ $6.49 per MMBTU
         1,500 MMBTU/Day @ $6.90 per MMBTU

     The average price received during the first nine months of fiscal 2005 for our natural gas was approximately $6.12 per MMBTU as compared to $4.88 per MMBTU during the first nine months of fiscal 2004.

     During December 2003, we borrowed $225,000 from a bank for an acquisition. We currently pay 2% over the bank's prime rate for that facility. At March 31, 2005, the effective interest rate was 7.75% and the outstanding loan balance was $37,500. In June 2004, we borrowed $300,000 from an Oklahoma corporation to facilitate the drilling and completion of several wells in northern California. This debt was converted to our common stock on July 15, 2004.

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

     For the nine months ended March 31, 2005, the increase in cash flow from operations of $833,251, or 78%, was due primarily to:

     An increase in net income of approximately $1,166,176 ($1,386,157 in 2005 as compared to $219,981 in 2004); and

     A $1,411,291 decrease in accounts payable and accrued expenses in 2005 (which used cash during the 2005 period) compared to a decrease in accounts payable and accrued expenses in 2004 of $111,494; and

     The increase in net income and decrease in payable were further reduced by an increase in receivables of $87,116 in 2005 (which used cash) compared to an increase in receivables of $38,445 during 2004.

     Investing activities used cash to increase capitalized oil and gas costs and furniture and equipment of $1,270,499 and $1,033,040 in the nine months ended March 31, 2005 and 2004. Cash in the current nine month period ended March 31, 2005 was used for lease acquisition, seismic work, intangible drilling and well recompletions ($862,769), and the purchase of oil and gas well equipment ($400,370) and office equipment of ($7,360). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling budget for the period March through December 2005. The budget includes drilling ten wells in the Sacramento gas province of northern California, although the actual number of wells drilled will be based on permit, pipeline, and rig availability considerations. Our share of the estimated costs to complete this program is set forth in the following table:


                                                               Completion &
      Area                   Wells         Drilling Costs     Equipping Costs        Total
----------------------   -------------     --------------    ---------------    --------------

West Grimes Field             4              $415,000           $312,000            $727,000
Colusa County, CA
Malton Black Butte            2               115,000            122,000             237,000
Field,
Tehama County, CA
Colusa County, CA             3               256,000            292,000             548,000
Yolo County, CA               1                17,500             43,000              60,500
 ---------------------    -------------     --------------    ---------------    -------------
Total Expenditure             10             $803,500           $769,000          $1,572,500
                         =============      ==============    ===============    =============


     Our working capital (current assets less current liabilities) at March 31, 2005, was $1,551,388, which reflects an approximate $1,652,474 increase from our working capital deficit at June 30, 2004. Our working capital situation improved during the first nine months of our 2005 fiscal year because of our positive cash flow from operations and our ability to pay down our current liabilities, both made possible by our increase in net revenues and in net income recognized during the period. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

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

Results of Operations
---------------------

March 31, 2005 Compared to March 31, 2004
-----------------------------------------

For the nine months ended March 31, 2005, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the nine months ended March 31, 2005, our revenues increased by approximately $1,877,000 as compared to the comparable period of our 2004 fiscal year because of:

     Increased production (476,500 MMBTU sold as compared to 226,700 MMBTU sold during the first nine months of our 2004 fiscal year);

     Increased price received for our production (an average of $6.12 per MMBTU during the first nine months of our 2005 fiscal year as compared to $4.88 per MMBTU received during that period in 2004); and

     Increased management fees received ($201,441 during fiscal 2005 as compared to $150,634 during fiscal 2004) because we were operators of more wells during 2005 (47 wells compared to 33 wells in 2004).

For the three months ended March 31, 2005, our revenues increased by approximately $702,000 as compared to the comparable period of 2004 because of:

     Increased production (169,150 MMBTU sold as compared to 71,900 during the three months ended March 31, 2004);

     Increased price received for our production (an average of $6.52 per MMBTU during the three months ended March 31, 2005 compared to $5.28 per MMBTU received for the three months ended March 31, 2004); and

     Oil and gas production costs increased $82,590, or 44%, for the nine months ended March 31, 2005 and increased $21,123, or 25%, for the three months ended March 31, 2005. The increase in operating costs can be attributed to the addition of 8 net wells, from 54 wells to 62 wells and our percentage working interests in these wells were somewhat higher than the average of wells owned at March 31, 2004. An operator of two of the wells we participated in provided us with a summary billing from inception to the current year which accounted for approximately 12% of the year to date increase. Equipment rental and water disposal fees increased due to the addition of compressors and increased water production in our more mature wells.

     Depletion and depreciation expense increased $84,372 and $32,320 for the nine and three months ended March 31, 2005. These increases of 22% and 25%, respectively, were the result of using the approximate same depletion rate as fiscal 2004, but applying it to a larger full cost pool which resulted in the higher total depletion taken.

     Management fees of $59,600, which is an increase of $21,000, or 54%, in management fees, received during the three month period ended March 31, 2005 compared to management fees of $38,600 received in the prior three month period. Management fees increased because our current year drilling program was completed prior to the end of the second quarter. When the second and third quarters of fiscal 2005 and 2004 are compared, management fees increased $14,700, or 14%, from $104,700 to $119,400 and reflects timing differences in the second and third quarters of 2004.

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown for the nine months of fiscal 2005, 2004 and 2003:


                                                     For the Nine Months Ended
                                              -----------------------------------------
                                               3/31/2005     3/31/2004     3/31/2003
                                              ------------- ------------- -------------

Total revenues                                      100.0%         100.0%        100.0%

Oil & gas production costs                             8.6          15.0          16.0
                                               ------------- ------------- -------------
Income from operations                                91.4          85.0          84.0
                                               ------------- ------------- -------------

Costs and expenses
  Depreciation and depletion                          15.0          30.7          33.1
  Selling, general and administrative                 18.1          36.9          54.3
  Interest expense                                       -             -             -
                                               ------------- ------------- -------------
Total costs and expenses                              33.1          67.6          87.4
                                               ------------- ------------- -------------

Income before income taxes                            58.3          17.4         (3.4)

Provision for income taxes                            13.9             -             -
                                               ------------- ------------- -------------
Net income (loss)                                     44.4          17.4         (3.4)
                                               ============= ============= =============

To facilitate discussion of our operating results for the nine months ended
March 31, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                        Comparison of the Fiscal
                                       Nine Months Ended March 31,                   Increase (Decrease)
                                   ----------------------------------------------------------------------------
                                       2005                 2004                Amount             Percentage
                                   ----------------------------------------------------------------------------
Revenues:
Oil and gas sales                  $ 2,933,599          $ 1,106,809          $ 1,826,790                   165%
Management fees                        201,441              150,634               50,807                    34
Interest and other                       3,338                4,338               (1,000)                  (23)
                                   -----------          -----------          -----------           -----------
  Total revenues                     3,138,378            1,261,781            1,876,597                   149
                                   -----------          -----------          -----------           -----------

Cost and expenses:
Oil and gas production                 270,891              188,301               82,590                    44
Depreciation and depletion             469,896              385,524               84,372                    22
General and administrative             568,493              464,026              104,467                    23
Interest expense                         5,831                3,949                1,882                    48
                                   -----------          -----------          -----------           -----------
   Total costs and expenses          1,315,111            1,041,800              273,311                    26
                                   -----------          -----------          -----------           -----------

Income before taxes                  1,823,267              219,981            1,603,286                   729
Provision for income taxes             437,110                 --                437,110                   N/A
                                   -----------          -----------          -----------           -----------
 Net income                        $ 1,386,157          $   219,981          $ 1,166,176                   530%
                                   ===========          ===========          ===========           ===========




Central to the issue of success of the nine months operations ended March 31, 2005 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                   Oil & Gas           MMBTU                 (1)
                                     Sales              Sold             Price/MMBTU
                                 --------------    ---------------    ------------------
 2005
----------------------------
lst Quarter                           $697,553            130,000                 $5.31
2nd Quarter                          1,132,359            177,350                  6.37
3rd Quarter                          1,103,687            169,150                  6.52
                                 --------------    ---------------    ------------------
  Year to date                       2,933,599            476,500                  6.16
                                 --------------    ---------------    ------------------

2004
----------------------------
lst Quarter                            341,926             72,600                  4.75
2nd Quarter                            362,942             79,900                  4.64
3rd Quarter                            401,941             71,900                  5.28
                                 --------------    ---------------    ------------------
  Year to date                       1,106,809            224,400                  4.88
                                 --------------    ---------------    ------------------

2003
----------------------------
lst Quarter                            198,431             65,800                  2.78
2nd Quarter                            241,700             63,700                  3.76
3rd Quarter                            314,222             57,900                  5.47
                                 --------------    ---------------    ------------------
  Year to date                         754,353            187,400                  3.23
                                 --------------    ---------------    ------------------

Third Quarter change
----------------------------
2005
----------------------------
Amount                                $701,746             97,250                 $1.24
Percentage                                175%               135%                   23%
2004
----------------------------
Amount                                 $87,719             14,000                $(.19)
Percentage                                 28%                24%                  (3%)

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the first nine months of fiscal 2005 and the twelve months of fiscal 2004. As the table above notes, revenue has increased approximately 175% when comparing the two three month periods ended March 31, 2005 and 2004. Volumes sold increased approximately 135%, while the price received for our product increased 23%.

Total revenue increased $1,876,600, or 149% when comparing the two periods, while operating and production costs increased $82,600, or 44%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 32% for the nine months ended March 31, 2004 to approximately 35% at March 31, 2005.

When comparing general and administrative expense for 2005 and 2004, costs increased by $104,500, or 23% due to increased audit and accounting fees, officers salaries and the initiation of an investor relations service.

Results of operations and net income are presented in the following table:

                                           Quarterly Financial Information (unaudited)

                                                          (1)                  (2)                    Net Income (loss)
                                     Total             Operating            Net Income                    Per Share
                                    Revenues            Income                (loss)               Basic           Diluted
                                 ---------------     --------------      -----------------       -----------    -------------
    2005
    ------------------------
    1st Quarter                        $784,299           $715,249               $389,781             $.063             $.061
    2nd Quarter                       1,190,333          1,092,632                729,748              .074              .070
    3rd Quarter                       1,163,746          1,056,268                703,738              .109              .109
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                           3,138,378          2,864,149              1,823,267               .25               .24
                                 ---------------     --------------      -----------------       -----------     -------------

    2004
    ------------------------
    lst Quarter                         388,337            348,739                 50,197              .010              .010
    2nd Quarter                         433,317            365,761                 93,022              .010              .010
    3rd Quarter                         440,127            354,642                 76,762              .010              .010
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                           1,261,781          1,069,142                219,981              0.03              0.03
                                 ---------------     --------------      -----------------       -----------     -------------

    2003
    ------------------------
    lst Quarter                         264,896            223,246               (41,650)             (.01)             (.01)
    2nd Quarter                         279,080            237,155               (15,660)                 -                 -
    3rd Quarter                         337,476            271,845                28,748                  -                 -
                                 ---------------     --------------      -----------------       -----------     -------------
      Total                         $   881,452        $   732,246            $  (28,562)                 -                 -
                                 ---------------     --------------      -----------------       -----------     -------------

(1) Operating income is oil and gas sales plus management fees less direct operating costs.

(2)  Before provision for deferred income taxes.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the nine month periods ended March 31, 2005 and 2004. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

Contractual Obligations:
------------------------

We had four contractual obligations as of March 31, 2005. The following table lists our significant liabilities at March 31, 2005:

                                                               Payments Due By Period
                              ------------------------------------------------------------------------------------------
                                Less than                                                After
Contractual Obligations           1 year           2-3 years         4-5 years          5 years              Total
-------------------------     ---------------    --------------    --------------    ---------------     ---------------

Employment Obligations              $214,714          $500,678          $261,020               $-0-             976,412

Bank Loans                            37,500               -0-               -0-                -0-              37,500

Operating Leases                       8,470               -0-               -0-                -0-               8,470
                              ---------------    --------------    --------------    ---------------     ---------------

Total contractual
  cash obligations                  $260,684          $500,678          $261,020               $-0-          $1,022,382
                              ===============    ==============    ==============    ===============     ===============

In addition to the contractual obligations disclosed in the preceding table, we also have made certain commitments for drilling pursuant to a budget described in Note 10 to the financial statements for the nine months ended March 31, 2005. Based on that budget, we also expect to expend $733,500 in drilling ten wells through December 2005, and up to an additional $772,000 if all ten wells are completed and equipped for production.

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. We are currently leasing this space on a month to month basis. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the nine months ended March 31, 2005 and 2004 was $18,921 and $18,337, respectively.

We have sufficient working capital to meet all of these commitments and obligations.


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

     The convertible debenture included warrants for up to 600,000 shares of common stock exercisable as follows:

     There were two warrants, each for 300,000 shares of common stock. The holder exercised the initial warrant on March 11, 2005 and we received $330,000 ($1.10 per share) and issued 300,000 shares of stock. Because the holder exercised the first warrant before March 31, 2005, we issued an additional warrant exercisable to purchase another 300,000 shares at $1.25 per share. The warrant will expire unless exercised by June 30, 2006.

     The initial warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt.

     On July 15, 2004, the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor.

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

     On April 12, 2005, the board of directors approved the issuance of 14,000 shares of restricted common stock to CEOcast, Inc. as partial consideration for consulting services to be provided over a six month term being performed pursuant to a consulting agreement dated April 12, 2005. The following sets forth the information required by Item 701 in connection with that transaction:

(a) The issuance was completed on April 22, 2005.

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

Item 5.    Other Information.
           ------------------

     None.

Item 6.           Exhibits.
-------           ---------

31.      Rule 13a-14(a) Certification
32.      Section 1350 Certification


     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             ASPEN EXPLORATION CORPORATION



                                             /s/  Robert A. Cohan
                                             -----------------------------------
                                             By:  Robert A. Cohan,
May 10, 2005                                      Chief Executive Officer,
                                                  Principal Financial Officer