Form 10KSB
period 2005-06-30
ASPEN EXPLORATION CORP
filed 2005-09-28
CIK 319458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the fiscal year ended June 30, 2005

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

     2050 S. Oneida St., Suite 208
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

     Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) (check one): Yes __ No XX


     Aspen's revenues for the fiscal year ended June 30, 2005 were $4,127,444.

     At September 23, 2005, the aggregate market value of the shares held by non-affiliates was approximately $33,786,719. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($8.835) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (3,824,190).

     At September 23, 2005, there were 6,733,308 shares of common stock (Aspen's only class of voting stock) outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __ No X

================================================================================

                                     PART I

ITEM 1. BUSINESS
----------------

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

     Oil and Gas Exploration and Development. Our major emphasis has been participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. We engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of our management, independent contractors retained from time to time by us, and, to a lesser extent, unsolicited submissions, we have identified and will continue to identify prospects that we believe are suitable for drilling and acquisition.

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

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2005 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2005, crude oil and natural gas sales and revenues from operating oil and gas properties accounted for $4,119,304, or 99.8% of our total revenues; while $8,140, or .2%, was from interest and other income.

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

     Competitive Business Conditions: The exploration for, and development, production and acquisition of, oil, gas, precious metals and other minerals are subject to intense competition. The principal methods of compensation for the acquisition of oil and gas and other mineral properties are the payment of:

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

     Sources and Availability of Raw Materials: To conduct business, we depend on such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies and equipment necessary for our operations. Such items have been commonly available from a number of sources. Although we foresee no short supply or difficulty in acquiring any equipment relevant to the conduct of business, we cannot offer any assurances that these items will be available or that we will be able to acquire the items on economically feasible terms.

     Dependence Upon One or a Few Major Customers: We generally sell our oil and gas production to a limited number of companies. In fiscal 2005 we obtained more than 10% of our revenues from sales to Calpine Corporation and Enserco Energy, Inc. In fiscal 2004 we obtained more than 10% of our revenues from sales to Calpine Corporation and Enserco Energy, Inc. and ConocoPhillips. We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas.

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

Employees.

     At June 30, 2005, we employed two full-time and one part-time person. We also employ independent contractors and other consultants, as needed.


ITEM 2. PROPERTIES
------------------

General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found in below in this Item 2 as well as in the notes to our financial statements.

Drilling and Acquisition Activity:

     During the fiscal year ended June 30, 2005, we participated in the drilling of 7 gross (1.56 net) operated wells, 7 of which were completed as gas wells, for a 100% success ratio. Of the 7 wells drilled, 4 gas wells were drilled in the West Grimes Field, 1 gas well was drilled in the Rice Creek Field, 1 gas well was drilled in the Winters Field, and 1 gas well was drilled in the Kirk Buckeye Field.

West Grimes Field, Colusa County, California
--------------------------------------------

     The first 4 wells drilled in the West Grimes Gas Field were successful and are currently producing. One of these wells tested at a prolific stabilized rate of 4,845 MCFPD of gas with a flowing tubing pressure of 3,350 psig. This well was put on line at 3,000 MCFPD with a flowing tubing pressure of 3,400 psig. These wells were drilled based on a recently acquired 10.5 square mile 3-D seismic program located over Aspen's 5,000 plus leased acres in this field. Ten additional excellent drilling prospects have been identified. The wells in this field produce from multiple Forbes intervals ranging in depth from 6,000 feet to 8,500 feet and have produced over 80 BCF of gas to date. Numerous wells in this immediate area have produced at very prolific flow rates (4,000 MCFPD), have yielded excellent per well reserves (3 to 4 BCF per well), and have long productive well lives. Several of the 10 producing wells that Aspen acquired in this field last year have been producing for 40 years. Aspen believes that several of these wells may have additional gas potential in behind-pipe zones, which have not yet been perforated. Aspen has a 21% operated working interest in this field.

     Subsequent to the fiscal year ended June 30, 2005, Aspen has drilled 3 additional wells and will drill a fourth well in this field.

     The Morris #12-3 well was drilled to a depth of 8,000 feet and encountered approximately 60 feet of potential net gas pay in various intervals in the Forbes formation. A Forbes interval was perforated and tested gas at a rate of 2,181 MCFPD. Gas sales commenced on September 8, 2005 and the well is currently producing at the rate of 825 MCFPD.

     The Strain #10-2 well was drilled to a depth of 8,012 feet and encountered approximately 75 feet of potential gross gas pay in two intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16" choke at a stabilized rate of 3,163 MCFPD with a flowing tubing pressure of 3,900 psig and a flowing casing pressure of 4,000 psig. The shut in tubing pressure was 4,200 psig. The well only experienced a 7% pressure drawdown while flowing at the prolific rate of 3,163 MCFPD, which is indicative that this zone is capable of flowing at a higher gas rate. Gas sales commenced on September 7, 2005 and the well is currently producing at the rate of 500 MCFPD.

     The Farnsworth #3-35 well located in the Grimes Gas Field, Colusa County, California, was drilled to a depth of 7,500 feet and encountered approximately 80 feet of potential gross gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. Aspen has a 21.00% operated working interest in this well.

Malton Black Butte
------------------

     Aspen has drilled 7 gas wells out of 9 attempts in this field during the last 4 fiscal years. These wells produce from multiple horizons in the Kione and Forbes formation from depths ranging from 1,700 feet to 5,000 feet. Aspen has operated working interests in these wells ranging from approximately 21% to 31%.

     Subsequent to the fiscal year ended June 30, 2005, Aspen has drilled the following 2 wells in this field:

     The Johnson Unit #11 well was drilled to a depth of 4,800 feet and encountered approximately 80 feet of potential gas pay in various intervals in the Forbes formation. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. The well is currently producing 400 MCFPD. Aspen has a 31% operated working interest in this well.

     The Merrill #31-1 well was drilled to a depth of 4,875 feet and encountered approximately 200 feet of potential net gas pay in various intervals in the Forbes and Kione formations. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. The well is currently producing 825 MCFPD. We believe numerous potential gas zones remain behind-pipe in this well. Aspen has a 31% operated working interest in this well.

Momentum Farmout, Colusa, Yolo, Sutter and Solano Counties, California
----------------------------------------------------------------------

     Aspen acquired a farmout package consisting of 6 quality drilling prospects, which are leased and defined by 3-D seismic data and well control. These prospects were drilled (and will be drilled) during the 2004 - 2005 drilling seasons (4 wells in 2004 and 2 wells in 2005). The first well drilled in this package, the Ettl #1-10, located in the Grimes Gas Field, Sutter County, California, was drilled to a depth of 7,600 feet to test three potential Forbes targets. The Grimes Gas Field has produced approximately 650 BCF (billion cubic feet) of gas and is currently producing 11,000 MCFPD. The well was successfully completed and commenced gas sales in July 2004 at the rate of 500 MCFPD. The well is currently flowing 300 MCFPD after over a year of production.

     The second well drilled, the Chickohominy #1-12, located in the Winters Gas Field, Yolo County, California, was drilled to a depth of 5,050 feet, and encountered 25 feet of extremely permeable and porous potential gas pay in the Winters Formation. The well was perforated in June 2004, and tested at a stable gas rate of 2,540 MCFPD with a flowing tubing pressure of 1,725 psig. Gas sales commenced in August 2004 at a rate of 1,000 MCFPD with a flowing tubing pressure of 1,900 psig. More than one year later, the well is still flowing 950 MCFPD.

     The Griffin #1-1, located in the Winters Gas Field, Yolo County, California, was drilled to a depth of 5,000 feet, and encountered 15 net feet of extremely permeable and porous gas pay in the McCune Sand. This zone was perforated and tested at a gas rate of 1,385 MCFPD on a 12/64 inch choke. Gas sales commenced in September 2004 at 800 MCFPD and the well is currently flowing 400 MCFPD.

     The Meckfessel #1-24, located in the Buckeye Gas Field, Colusa County, California, was drilled to a depth of 8,624 feet, and encountered 40 feet of gas pay in the Forbes formation. The upper portion of this zone was perforated and tested at a stabilized rate of 2,181 MCFPD on a 1/4 inch choke. This prolific formation has produced nearly 7 billion cubic feet (7 BCF) of gas from a well located approximately two miles away. Gas sales commenced in November 2004 at 800 MCFPD and the well is currently flowing 375 MCFPD.

     This was the fourth consecutive successful well drilled in this farmout package. The remaining two wells will be drilled in the summer-fall of 2005.

     Aspen has a 28.75% operated working interest before payout and a 24.4375% working interest after payout in these wells.

Kirk-Buckeye Field, Colusa County, California
---------------------------------------------

     Aspen has drilled 4 gas wells out of 6 attempts in this field during the last 3 fiscal years. These wells produce from multiple horizons in the Forbes formation from depths ranging from 7,500 feet to 9,500 feet. Aspen has operated working interests in these wells ranging from approximately 15% to 38.67%.

     Subsequent to the fiscal year ended June 30, 2005, the Heidrick #11-1 well was drilled to a depth of 8,532 feet and encountered approximately 80 feet of potential gross gas pay in several intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 2,283 MCFPD with a flowing tubing pressure of 2,810 psig and a flowing casing pressure of 2,900 psig. The shut in tubing pressure was 3,360 psig. Aspen has a 38.67% operated working interest in this well.

Sour Grass Prospect, Tehama County, California
----------------------------------------------

     The Sour Grass prospect area is a 2,000 acre play located in southern Tehama County. In this project, for which a 7.5 square mile area 3-D seismic survey has been acquired, Aspen has a 23.33% operated working interest. There is also abundant well data for the area in addition to 2-D seismic survey information. Several prospective locations have been identified through an analysis of the data, with numerous pay zones from 2,000 to 6,000 feet in depth.

     The Swanson #22-1, located in the Rice Creek Gas Field, Tehama County, California, was drilled to a depth of 5,485 feet and encountered gas pay in the Forbes Formation. This zone was perforated and tested at a stabilized rate of 370 MCFPD of gas with a flowing tubing pressure of 1,165 psig and a flowing casing pressure of 1,165 psig. The shut in tubing pressure was 1,860 psig. Gas sales commenced on October 22, 2004 at a rate of 200 MCFPD and the well is currently flowing 225 MCFPD. Aspen has a 23.33% operated working interest in this well. Aspen has drilled 5 producing gas wells out of 6 attempts in this field.

Drilling Activity:
------------------

     The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 2003, 2004 and 2005:

                                Drilling Activity
                                -----------------

                     Gross Wells                      Net Wells
                     -----------                      ---------
Year                 Total    Producing    Dry        Total    Producing    Dry
----                 -----    ---------    ---        -----    ---------    ---

2003 Exploratory       8          7         1         1.45       1.22       .23
2004 Exploratory       7          5         2         1.38       1.05       .33
2005 Exploratory       7          7         0         1.56       1.56        0

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting).
--------------------------------------------------------------------------

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2005, 2004, and 2003, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                               Years Ended June 30,
                                    ---------------------------------------
                                    2005              2004             2003
                                    ----              ----             ----
     Net Production
     --------------
     Oil (Bbls)                        219               357              768
     Gas (MMcf)                        617               305              248

     Average Sales Prices
     --------------------
     Oil (per Bbl)                 $ 43.79           $ 31.65          $ 26.13
     Gas (per Mcf)                 $  6.23           $  5.17          $  4.23

     Average Production Cost(1)
     --------------------------
     Per equivalent
       Bbl of oil                  $ 16.50           $ 15.73          $ 12.83

     Average Lifting Costs(2)
     ------------------------
     Per equivalent
       Bbl of oil                  $  3.36           $  4.73          $  3.61

(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Productive Wells and Acreage:

Gross and Net Productive Gas Wells, Developed Acres, and Overriding Royalty Interests.
---------------------------------------------------------------------------

     Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth Aspen's leasehold interests in productive and shut-in gas wells, and in developed acres, at June 30, 2005:

                                  Producing and Shut-In Wells

                                         Gross       Net(1)
                                         -----       ------
               Prospect                  Gas         Gas
               --------                  ---         ---
               California:
               Anderson Farms            1           0.30000
               Anderson Unit 1-2         1           0.90000
               Armstrong 17-4            1           0.36000
               Balsdon 3-21              1           0.05983
               Balsdon 6                 1           0.04134
               Chickohominy 1-12         1           0.24438
               Cygnus 2                  1           0.05125
               Deane 1                   1           0.12938
               Dragon 1                  1           0.05565
               Eastby 36-2               1           0.07770
               Elektra 1                 1           0.07560
               Emigh 34-1                1           0.32550
               Emigh 35-2                1           0.32800
               Emigh 35-3                1           0.11900
               Emigh 35-6                1           0.05514
               Ettl 1-10                 1           0.28750
               Firestone 1-10            1           0.03850
               Gay Unit                  1           0.21000
               Grey Wolf 1               1           0.18000
               Griffin 1-1               1           0.24438
               Houghton 25-1             1           0.07770
               Johnson Unit              4           0.84000
               Kuppenbender 20-2         1           0.27075
               Kuppenbender 20-3         1           0.15200
               Leal 22-1                 1           0.23334
               McCullough 36-1           1           0.17725
               Malton Arbuckle 1         1           0.51667
               Mapco-Kylling 1           1           0.37800
               Meckfessel 1-24           1           0.24437
               Morris 12-2               1           0.21000
               NL&F 26-1                 1           0.23334
               Noseco 1                  1           0.67900
               Pinheiro 1-10             1           0.01890
               Pinheiro 2-10             1           0.01890
               Pope Bypass 1-5           1           0.25400
               Porter 26-2               1           0.23334
               Sanborn 3-3               1           0.12762
               Sanborn 4-10              1           0.02979
               Sciortino 1-7             1           0.03000
               South Sycamore 7          1           0.21000
               South Sycamore 20         1           0.21000
               Swanson 22-1              1           0.23334
               Tiahrt 1-4                1           0.13617
               Verona Farms 1            1           0.30000
               West Grimes Unit 14       2           0.42000
               West Grimes Unit 15       5           1.05000
               West Grimes Unit 16       3           0.63000
               Strain Ranches 16-3       1           0.21000
               Strain Ranches 17-1       1           0.21000
               Walter Trust 1            1           0.07291
               Zimmerman 1-24            1           0.23334
               TOTAL                    61          12.72388

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

                             Developed Acreage Table
                             -----------------------

                                                     Aspen's Developed Acres(1)
         Prospect                                    Gross(2)           Net(3)
         --------                                    -----              ---
         California:

                  Denverton Creek                       1,431              216
                  Feather River                           160               48
                  Firestone 1-10                          160                6
                  Grey Wolf 1                             120               22
                  Kirk Buckeye/Orion                      972              307
                  Malton Black
                   Butte Field                          1,355              296
                  McCullough 36-1                         583              103
                  Momentum                                616              150
                  Phillips Acquisition                  1,120               79
                  Pope Bypass 1-5                         120               30
                  Sac Valley Acquisition                1,324              555
                  Sour Grass                              704              164
                  West Grimes                           3,073              645
                                                      -------           ------

                           TOTAL                       11,738            2,621
                                                      =======           ======

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

Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2005:

                                        Overriding Royalty Interests
                                        ----------------------------

                                                 Productive
                                                    Wells            Gross
         Prospect                 Interest(%)        Gas            Acreage(1)
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

Undeveloped Acreage:

Leasehold Interests Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2005:

                                                Undeveloped Acreage
                                                -------------------
                                                Gross           Net
                                                -----           ---
         California:
           Andromeda                             342             342
           Denverton Creek                       514              69
           Dunkirk 3-D                           741             741
           Momentum                              428              71
           Orion                                 590             288
           Sour Grass                            293              68
           West Grimes                         2,511             510
                                             -------          ------

                           TOTAL               5,419           2,029
                                             =======          ======

Gas Delivery Commitments:

     Effective April 1, 2005, we entered a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $6.49 less transportation and other expenses; and a contract to sell Calpine 1,500 MMBTU of gas per day at a fixed price of $6.90 less transportation and other expenses. The contracts are for the term April 1, 2005 - September 30, 2005, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 1,000 MMBTU of gas per day at a fixed price of $8.40 less transportation and other expenses; and a contract to sell Calpine 1,000 MMBTU of gas per day at a fixed price of $8.43 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 500 MMBTU of gas per day at a fixed price of $9.49 less transportation and other expenses; and a contract to sell Calpine 500 MMBTU of gas per day at a fixed price of $9.48 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 500 MMBTU of gas per day at a fixed price of $11.02 less transportation and other expenses; and a contract to sell Calpine 250 MMBTU of gas per day at a fixed price of $11.02 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

Drilling Commitments:

     We have a proposed drilling budget for the period August through December 2005. The budget includes drilling nine wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program is set forth in the following table:

                                       Drilling       Completion &
     Area                   Wells        Costs      Equipping Costs     Total
     ------------------     ------   ----------     ---------------  ----------
     Kirk-Buckeye Field       2        $323,000        $248,000        $571,000
     Colusa County, CA

     West Grimes Field        4         470,000         330,000         800,000
     Colusa County, CA

     Malton Black Butte       2         181,000         180,000         361,000
     Tehama County, CA

     Winters Gas Field        1          38,000          53,000          91,000
     Yolo County, CA
                            ------   -----------    ------------    -----------

     Total Expenditure        9      $1,012,000        $811,000      $1,823,000
                            ======   ===========    ============    ===========


Reserve Information - Oil and Gas Reserves:

     Cecil Engineering, Inc. evaluated our oil and gas reserves attributable to our properties at June 30, 2005. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based in numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Estimated Proved Reserves/ Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2005 and 2004. See
Note 10 to the Consolidated Financial Statements and the above discussion.

Estimated Proved Reserves
-------------------------

         Proved Reserves                     Oil (Bbls)     Gas (Mcf)
         ---------------                     ----------     ---------

         Estimated quantity, June 30, 2003        3,000     2,480,000
                                             ----------    ----------

           Revisions of previous estimates       (1,000)     (411,000)
           Discoveries                                0       527,000
           Production                                 0      (305,000)
           Purchased reserves                         0       243,000
                                             ----------    ----------

         Estimated quantity, June 30, 2004        2,000     2,534,000

           Revisions of previous estimates            0      (306,000)
           Discoveries                                0       667,000
           Production                                 0      (617,000)
                                             ----------    ----------

         Estimated quantity, June 30, 2005        2,000     2,278,000
                                             ==========    ==========


                       Developed and Undeveloped Reserves
                       ----------------------------------

                                 Developed    Undeveloped      Total
                                 ---------    -----------      -----
         Oil (Bbls)
               June 30, 2005          --           2,000         2,000
               June 30, 2004          --           2,000         2,000

         Gas (Mcf)
               June 30, 2005     1,327,000       951,000     2,278,000
               June 30, 2004     1,236,000     1,298,000     2,534,000


     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 10 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended June 30, 2005.

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

Office Facilities:

     Our principal office is located in Denver, Colorado. We also have an office located in Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month to month lease agreement on January 1, 2005 for a lease rate of $1,261 per month.

     We entered a lease agreement for our Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease requires lease payments of $793 over the term of the lease which expires February 8, 2006.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matters were presented to security holders for a vote during the year ended June 30, 2005, or any subsequent period.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Market Information:

     Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "ASPN". The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

     The OTCBB rules provide that companies not current in their reporting requirements under the Securities Exchange Act of 1934 will be removed from the quotation service. At June 30, 2004 and 2005, we believe that we were in full compliance with these rules.

                          Quarter Ended
                          Sept., 2004   Dec., 2004   March, 2005   June 30, 2005
                          -----------   ----------   -----------   -------------
Common Stock ("ASPN")
                     High    $1.37         $2.42        $3.34          $3.40
                     Low     $0.95         $1.09        $1.95          $2.39


                          Quarter Ended
                          Sept., 2003   Dec., 2003   March, 2004   June 30, 2004
                          -----------   ----------   -----------   -------------
Common Stock ("ASPN")
                     High    $.85          $.97         $.95           $1.23
                     Low     $.56          $.55         $.58           $0.65


Holders:

     As of June 30, 2004 and 2005, there were approximately 1,158 and 1,127 holders of record of our Common Stock, respectively. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in 'street name.'

Dividends:

     We have never declared or paid a cash dividend on our Common Stock. We presently intend to retain our earnings to fund development and growth of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements.

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2005, or subsequently, and we have paid no cash dividends on its common stock since inception. There are no contractual restrictions on our ability to pay dividends to our shareholders.


Securities authorized for issuance under equity compensation plans.

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2005.

-----------------------------------------------------------------------------------------
                         Equity Compensation Plan Information (1)
-----------------------------------------------------------------------------------------
 Plan Category and        Number of      Weighted-average  Number of securities remaining
    Description       Securities to be  exercise price of   available for future issuance
                         issued upon       outstanding        under equity compensation
                         exercise of    options, warrants,   plans (excluding securities
                         outstanding        and rights        reflected in column (a))
                          options,
                        warrants, and
                           rights
                             (a)               (b)                      (c)
--------------------- ---------------- ------------------- ------------------------------
Equity compensation
plans approved by
security holders      -0-              $-0-                -0-
--------------------- ---------------- ------------------- ------------------------------
Equity compensation
plans not approved
by security holders   552,000          $1.56               NA
--------------------- ---------------- ------------------- ------------------------------
--------------------- ---------------- ------------------- ------------------------------
Total                 552,000          $1.56               NA
--------------------- ---------------- ------------------- ------------------------------
--------------------- ---------------- ------------------- ------------------------------

(1) This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

Recent Sales of Unregistered Securities -- Item 701 Disclosure.

The following sets forth information regarding sales of unregistered securities during the June 30, 2005 fiscal year and subsequently as required by Item 701 of Regulation S-B.

Tri-Power Resources, Inc.

     On June 28, 2004, Tri-Power Resources, Inc., a privately-held Oklahoma corporation, purchased a $300,000 convertible debenture from Aspen Exploration Corporation. Aspen also issued to Tri-Power warrants to purchase 300,000 shares of its common stock which, if exercised before March 31, 2005, will result in the purchaser acquiring warrants to purchase an additional 300,000 shares. Shares potentially issuable to Tri-Power total 900,000.

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

(c)  We received no proceeds as a result of the conversion of the debenture.

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

Stock Warrants Exercised

     On March 11, 2005, the warrant holder exercised warrants to purchase 300,000 shares of our common stock at $1.10 per share.

(a) The warrants were exercised on March 11, 2005. We issued 300,000 shares of our common stock of our restricted common stock on March 17, 2005 to one accredited investor.

(b) There was no placement agent or underwriter for the transaction and Aspen did not publicly offer any securities.

(c)  We received $330,000 in cash as a result of the warrants being exercised.

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

Stock Issuances pursuant to exercise of options

     On August 16, 2004, one director and one executive officer of Aspen, one staff member and a consultant, exercised common stock purchase options they held and acquired shares of our common stock as described below. On March 9, 2005, two directors exercised common stock purchase options they held and acquired shares of our common stock as described below. In each case, the persons exercising the options paid the exercise price by returning common stock to Aspen.


----------------------- ------------- ------------- ------------ -----------
Name and Principal      Date          Number of     Exercise     Option
Position                              Common        Price paid   Exercise
                                      Shares Sold   ($)          Price Per
                                      (#)                        Share ($)
----------------------- ------------- ------------- ------------ -----------
R. A. Cohan,            8/16/2004     50,000        28,500       .57
director and
president, options
exercised
----------------------- ------------- ------------- ------------ -----------
R. V. Bailey,           3/19/2005     50,000        28,500       .57
director and vice
president, options
exercised
----------------------- ------------- ------------- ------------ -----------
R. F. Sheldon,          3/19/2005     50,000        28,500       .57
director, options
exercised
----------------------- ------------- ------------- ------------ -----------
J. L. Shelton,          8/16/2004     17,000        9,690        .57
office manager,
options exercised
----------------------- ------------- ------------- ------------ -----------
R. K. Davis,            8/16/2004     25,000        14,250       .57
consultant, options
exercised
----------------------- ------------- ------------- ------------ -----------
----------------------- ------------- ------------- ------------ -----------
Total                                 192,000       109,440      .57
----------------------- ------------- ------------- ------------ -----------
----------------------- ------------- ------------- ------------ -----------

(a) In the aggregate, Aspen issued 192,000 shares of its common stock upon the exercise of options at a price of $0.57 per share. The option holders surrendered a total of 60,171 shares of Aspen's common stock in payment of the exercise price.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
------------------------------------------------------------------------------

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 49 gas wells and have a non-operated interest in 15 additional gas wells.

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

     Where possible, we attempt to be the operator of each property we invest in. We believe that our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 35% of our selling, general and administrative expenses.

Critical Accounting Policies and Estimates:

     We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on an interpretation of geologic and engineering data. There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Outlook and Trends
------------------

     We expect our natural gas production to increase substantially during fiscal 2006 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $5.00 to $10.00 per MMBTU for the fiscal year ended June 30, 2006.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. During fiscal 2005, we managed to replace 90% of our proved reserves in spite of a delayed drilling program, which commenced in June instead of April due to adverse weather conditions. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $6.30 per MMBTU for the quarter ended June 30, 2005.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past 5 years has been 87%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk adequately.

     Commodity prices are impacted by many factors that are outside of our control. Historically, commodity prices have been volatile and we expect them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result and although we have recently benefited from increasing prices for our natural gas production, we cannot accurately predict future natural gas and NGL (natural gas liquids) prices, and therefore, we cannot determine what effect increases or decreases in production volumes will have on future revenues.

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

     We are exposed to interest rate risk to the extent we have borrowed funds. During December 2003, we borrowed $225,000 from a bank for a modest acquisition. We currently pay 2% over the bank's prime rate for that facility. At June 30, 2005, the effective interest rate was 8%. In June 2004, we issued a convertible debenture for $300,000 with interest at 4% per annum. At June 30, 2005, we repaid the bank loan in full and during July 2004 the $300,000 convertible debenture was converted to 300,000 shares of our common stock.

Liquidity and Capital Resources
-------------------------------

     We have historically financed our operations with internally generated funds, limited borrowings from banks and third parties, and farmout arrangements which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

     Cash of $2,861,500 and $1,536,500 was provided by our operations for the twelve months ended June 30, 2005 and 2004. The cash flow from operations increase of $1,325,000, or 86%, was because of:

     Increased oil and gas sales ($3,853,000 in 2005 as compared to $1,588,000 in 2004) due to increasing prices and production volume;

     A decrease in accounts receivable during 2004 which provided cash $288,300 compared to a further decrease in accounts receivable during 2005 which provided cash of $44,100; and

     An increase in accounts payable and accrued expenses in 2004 which conserved cash of $874,200 compared to a decrease in accounts payable and accrued expenses in 2005 which used cash of $57,100.

     Investing activities used cash to increase capitalized oil and gas costs of $1,465,500 and $1,448,100 in the twelve months ended June 30, 2005 and 2004. Cash in the current twelve month period ended June 30, 2005 was used for lease acquisition and seismic work ($96,700), intangible drilling and well workovers ($1,029,500), and the purchase of oil and gas well equipment ($339,300). These expenditures were offset by the sale of interests in wells to be drilled charged to third party investors.


Contractual Obligations
-----------------------

     We had four contractual obligations as of June 30, 2005. The following table lists our significant liabilities at June 30, 2005:

                                                Payments Due By Period
                               --------------------------------------------------------
                               Less than                             After
Contractual Obligations          1 year    2-3 years   4-5 years    5 years     Total
-----------------------          ------    ---------   ---------    -------     -----
Employment Obligations          $218,500   $504,400    $ 67,400          -0-   $790,300

Contract Service Obligations      20,000        -0-          -0-         -0-     20,000

Operating Leases                   9,500      4,000          -0-         -0-     13,500
                                --------   --------     --------    --------   --------

Total contractual
  cash obligations              $248,000   $508,400     $ 67,400    $    -0-   $823,800
                                ========   ========     ========    ========   ========

Future Commitments
------------------

     We have a proposed drilling, completion and construction budget for the period July through December 2005. The budget includes drilling nine wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program over the next six months is set forth in the following table:

                                             Drilling             Completion &
     Area                      Wells           Costs            Equipping Costs           Total
     --------------------   -----------    --------------     -------------------     -------------
     Kirk-Buckeye Field          2              $323,000                $248,000          $571,000
     Colusa County, CA

     West Grimes Field           4               470,000                 330,000           800,000
     Colusa County, CA

     Malton Black Butte          2               181,000                 180,000           361,000
     Tehama County, CA

     Winters Gas Field           1                38,000                  53,000            91,000
     Yolo County, CA
                            -----------    --------------     -------------------     -------------

     Total Expenditure           9            $1,012,000                $811,000        $1,823,000
                            ===========    ==============     ===================     =============


     We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month to month lease agreement beginning January 1, 2005 for a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $793 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for both of the years ended June 30, 2005 and 2004 were $24,370.

     In addition to office leases, we are responsible for various compressor rentals located on our California producing properties. These leases are on a month to month basis and total approximately $72,400 per year.

     Our working capital surplus (current assets less current liabilities) at June 30, 2005, was $2,609,400. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

                                       21

     Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

     To the extent that we continue recognizing net income, tax expense in future years will result in a negative impact on our cash flow. To date we have avoided paying federal income taxes because of significant tax loss carryforwards. We have used substantially all of our tax loss carryforwards as of June 30, 2005, and in future years we anticipate that we will actually have to pay significant amounts in federal and state taxes. See Note 5 to our financial statements, "Income Taxes."

     We believe that internally generated funds and third-party farmouts will be sufficient to finance our drilling and operating expenses for the next twelve months. However, during December 2003, we borrowed $225,000 from a bank in California and used the proceeds to acquire various working interests in producing gas wells located in several counties in the Sacramento Valley, California. We also issued a convertible debenture for $300,000 in June 2004 (which converted to common stock in July 2004 and was reclassified from a current liability to equity) to finance our share of additional wells drilled in July and August of 2004. If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of any future completion and pipeline costs.

Results of Operations
---------------------

June 30, 2005 Compared to June 30, 2004
---------------------------------------

For the twelve months ended June 30, 2005, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2005 period, our revenues increased by more than $2.3 million as compared to the comparable period of our 2004 fiscal year because of:

     Increased production (622,000 MMBTU sold as compared to 305,000 MMBTU sold during our 2004 fiscal year, a 104% increase); and

     Increased price received for our production (an average of $6.20 per MMBTU during our 2005 fiscal year as compared to $5.17 per MMBTU received during that period in 2004).

     The foregoing increases were reinforced in part by an increase in management fees received ($266,127 during 2005 as compared to $232,430 during 2004). We were operators of more wells during 2005 (49 wells compared to 46 wells in 2004), and our management fees were positively impacted by the increased number of wells we operate.

The following table sets forth certain items from our Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by year for fiscal 2005, 2004 and 2003:

                                                      For the Year Ended
                                               ---------------------------------
                                               6/30/2005   6/30/2004   6/30/2003
                                               ---------   ---------   ---------

     Total revenues                               100.0%      100.0%      100.0%

     Oil & gas production costs                     8.4        13.3        12.1

                                               ---------   ---------   ---------
     Income from operations                        91.6        86.7        87.9
                                               ---------   ---------   ---------

     Costs and expenses
       Depreciation and depletion                  33.2        31.9        32.4
       Selling, general and administrative         18.5        34.4        47.4
       Interest expense                              .1          .3          .0

                                               ---------   ---------   ---------
     Total costs and expenses                      51.8        66.6        80.1
                                               ---------   ---------   ---------

     Gain on sale of investment                    13.7           -           -

     Income before income taxes                    53.5        20.0         7.8

     Provision for income taxes                   (18.9)       (9.0)       (3.2)

     Cumulative effect of accounting charge           -           -         (.2)

                                               ---------   ---------   ---------
     Net income                                    34.6        11.0         4.4
                                               =========   =========   =========


To facilitate discussion of our operating results for the years ended June 30, 2005 and 2004, we have included the following selected data from our Consolidated Statements of Operations:

                                     Comparison of the Fiscal
                                   Twelve Months Ended June 30,   Increase (Decrease)
                                      -----------------------   ----------------------
                                         2005         2004        Amount    Percentage
                                      ----------   ----------   ----------  ----------
Revenues:
---------
Oil and gas sales                     $3,853,177   $1,588,250   $2,264,927     142.6%
Management fees                          266,127      232,430       33,697      14.5
Interest and other                         8,140        3,256        4,884     150.0
                                      ----------   ----------   ----------   ---------
  Total revenues                       4,127,444    1,823,936    2,303,508     126.3
                                      ----------   ----------   ----------   ---------

Cost and expenses:
------------------
Oil and gas production                   346,451      242,472      103,979      42.9
Depreciation and depletion             1,372,265      581,402      790,863     113.3
Selling, general and administrative      763,236      628,265      134,971      21.5
Interest expense                           6,180        6,152           28        .4
                                      ----------   ----------   ----------   ---------
  Total costs and expenses             2,488,132    1,458,291    1,029,841      70.7
                                      ----------   ----------   ----------   ---------

Net operating income                  $1,639,312   $  365,645   $1,273,667     348.4%
--------------------                  ==========   ==========   ==========   =========

Central to the issue of success of the twelve months operations ended June 30, 2005 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                         Oil & Gas       MMBTU          (1)
                                           Sales         Sold       Price/MMBTU
                                        -----------    ----------   -----------
       2005
       ----
       lst Quarter                        $ 697,553       130,000        $ 5.31
       2nd Quarter                        1,132,359       177,350          6.37
       3rd Quarter                        1,103,687       169,150          6.52
       4th Quarter                          919,578       145,500          6.30
                                        -----------    ----------   ------------
         Year to date                     3,853,177       622,000          6.20
                                        -----------    ----------   ------------

       2004
       ----
       lst Quarter                        $ 341,926        72,600        $ 4.75
       2nd Quarter                          362,942        79,900          4.64
       3rd Quarter                          401,941        71,900          5.28
       4th Quarter                          481,441        80,600          5.97
                                        -----------    ----------   ------------
         Year to date                     1,588,250       305,000          5.17
                                        -----------    ----------   ------------

       2003
       ----
       lst Quarter                          198,431        65,800          2.78
       2nd Quarter                          241,700        63,700          3.76
       3rd Quarter                          314,222        57,900          5.47
       4th Quarter                          314,445        60,600          5.19
                                        -----------    ----------   ------------
         Year to date                     1,068,798       248,000          4.23
                                        -----------    ----------   ------------

       12 month change
       ---------------
       2005
       ----
       Amount                            $2,264,927       317,000         $1.03
       Percentage                            142.6%        103.9%         19.9%

       2004
       ----
       Amount                              $519,452        57,000          $.94
       Percentage                             48.6%           23%         22.2%

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the past twelve months of fiscal 2005 and the twelve months of fiscal 2004. As the table above notes, revenue has increased approximately 143% when comparing the two twelve month periods ended June 30, 2005 and 2004. Volumes sold increased approximately 104%, while the price received for our product increased approximately 20%.

Total revenue increased $2,265,000, or 143% when comparing the two periods, while operating and production costs increased $104,000, or 43%. As set out in the previous paragraph, revenue from gas sales increased because the volumes sold from new and existing wells increased and natural gas prices increased substantially. Production costs increased due to the addition of newly productive wells.

Depletion and depreciation increased $728,900, or 113% due largely to adverse weather conditions which delayed the start of our fiscal 2005 drilling season from April until late June. Because of the delay, reserves discovered in July and August of 2005 were not included in our 2005 reserve report causing the percentage depletion to increase substantially resulting in the increased depletion expense.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs remained fairly constant at approximately 35% for the twelve months ended June 30, 2004 to approximately 36% at June 30, 2005.

When comparing general and administrative expense for 2005 and 2004, costs increased by $135,000, or 21%, due primarily to increases in accounting and audit fees, promotional expense and corporate reporting expense and the issuance of common stock as compensation for services.

Results of operations and income (loss) before income taxes are presented in the following table:

                   Quarterly Financial Information (unaudited)

                                                              Income (loss)
                                (1)         Income         Before Income Taxes
                 Total       Operating   (Loss) Before          Per Share
               Revenues       Income     Income Taxes      Basic       Diluted
              -----------   -----------   -----------    ---------    ---------
2005
----
lst Quarter   $   784,299   $   715,249   $   389,781    $    .063    $    .061
2nd Quarter     1,190,333     1,092,632       729,748         .074         .070
3rd Quarter     1,163,746     1,056,268       703,738         .109         .109
4th Quarter       980,926       908,704       382,957         .094         .090
              -----------   -----------   -----------    ---------    ---------
  Total         4,119,304     3,772,853     2,206,224          .34          .33
              -----------   -----------   -----------    ---------    ---------

2004
----
lst Quarter       388,337       348,739        50,197          .01          .01
2nd Quarter       433,317       365,761        93,022          .01          .01
3rd Quarter       440,127       354,642        76,762          .01          .01
4th Quarter       558,899       509,066       145,664          .02          .01
              -----------   -----------   -----------    ---------    ---------
  Total         1,820,680     1,578,208       365,645          .05          .05
              -----------   -----------   -----------    ---------    ---------

2003
----
lst Quarter       264,896       232,246       (44,238)       (.008)       (.007)
2nd Quarter       279,080       237,155       (15,660)       (.003)       (.003)
3rd Quarter       337,476       271,845        28,748         .005         .005
4th Quarter       432,369       272,421       133,876         .023         .022
              -----------   -----------   -----------    ---------    ---------
  Total       $ 1,313,821   $ 1,013,667   $   102,726    $     .02    $     .02
              -----------   -----------   -----------    ---------    ---------

(1) Operating income is oil and gas sales plus management fees less direct operating costs.

As can be seen in the table, revenues and operating income have improved significantly when comparing the twelve month periods ended June 30, 2005 and 2004. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

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

     (3) Imports of petroleum products from other countries and the resulting volatility of prices received for the sale of our natural gas production.

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

     (9) Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of the date of this Form 10-KSB, approximately 2,955,972 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The information required by this item begins on page 41 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 8B. OTHER INFORMATION
--------------------------

Not applicable. All required information has been reported herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

                                                                        Director
Name                Age   Position                              Class   Since
----                ---   --------                              -----   -----
Robert A. Cohan     49    President, Chief Executive Officer,   I       1998
                          Chief Financial Officer, Treasurer
                          and Director

Robert F. Sheldon   82    Director                              II      1981

R. V. Bailey        73    Vice President, Secretary, and        III     1980
                          Director

     Each of the directors will be up for reelection at the next annual meeting of stockholders and will continue to serve until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We do not expect to hold an annual meeting during fiscal 2006.

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

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979 and he works for Aspen on a full-time basis. He has approximately 26 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President (now President), West Coast Division, opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

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

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 43 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception, but currently devotes only a small portion of his time to Aspen's business.

Meetings of the Board and Committees:

     The Board of directors held one formal meeting during the fiscal year ended June 30, 2005. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent six times during fiscal 2004 and six times subsequently through June 30, 2005.

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

Family Relationships:

     As of June 30, 2005, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Involvement in Legal Proceedings:

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of the reports it received from persons required to file, we believe that during the period from July 1, 1995 through September 23, 2005, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with except as set forth in the following paragraphs.

     1. Tri-Power Resources, Inc., beneficial owner of more than 10% of our common stock, filed its Form 4 reporting the exercise of warrants into common stock (a report required by SEC Rule 16a-3(g)(1) even though the transaction is exempt from the application of Section 16(b)) late.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the three years ended June 30, 2003, 2004 and 2005. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any subsidiary.

                                   Annual compensation                Long-term Compensation
                                                                              Awards
                             -------------------------------- --------------------------------------
                                                                        Awards             Payout
                                                              -------------------------- -----------
       (a)            (b)       (c)        (d)        (e)         (f)          (g)          (h)            (i)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
                                                                            Securities
                                                                 ($)        Underlying
     Name and       Fiscal      ($)        ($)        ($)     Restricted    Options &       LTIP        All Other
Principal Position   Year      Salary     Bonus    Other (1)    Awards       SARs (#)      Payout    Compensation (1)
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. A. Cohan          2003     127,100       0        35,600        0            0            0            9,700
President and CEO    2004     137,100       0        54,800        0            0            0            7,300
                     2005     145,000       0       128,100        0            0            0            5,900
------------------- -------- ----------- --------- ---------- ------------ ------------- ----------- -----------------
R. V. Bailey,        2003     111,700       0        33,250        0            0            0            23,487
Vice President       2004      45,000       0        59,100        0            0            0            25,250
and Chairman         2005      45,000       0        96,200        0            0            0            25,940
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

     We have a medical insurance plan for our employees and those of its subsidiaries, and had a life insurance plan for our chairman and vice president,
R. V. Bailey. This life insurance plan included a split-dollar insurance plan for the benefit of Mr. Bailey, which is described in Note 2 to the financial statements. In June 2003 the plan was terminated.

     No additional compensation has been recognized as reimbursement to the vice president for income taxes for the years ended June 30, 2005, 2004 and 2003. Mr. Bailey's taxable amount was $-0- for fiscal 2005, 2004 and 2003, equal to the "economic benefit" attributed to the vice president as defined by the Internal Revenue Code. The Company paid no premiums during fiscal 2005, 2004 and 2003.

     We adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 2003, we contributed $7,388 to the plan; during fiscal 2004 we contributed $8,550 to the plan. During fiscal 2005, we contributed $-0- to the plan. When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

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

     During fiscal 2005, we assigned to employees royalties, which accumulated during the fiscal year ended June 30, 2005, on certain wells drilled during the year. The value assigned to these overrides is considered nominal, as the assignments were made before the leases were proved. The overriding royalty interests in these California properties granted to our employees were as follows:

                               R. V.     R. A.     J. L.
                               Bailey    Cohan     Shelton
                               ------    -----     -------

         Griffin 1-1           0.8500%   1.2500%   0.4000%
         Meckfessel 1-24       1.1900%   1.7500%   0.5600%

Stock Options and Stock Appreciation Rights Granted during the Last Fiscal Year:

     During fiscal 2005, two directors, one officer, a consultant and an employee exercised their options for 192,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 60,171. The effect of the transaction is a net increase to the common stock par value of $658 and a corresponding decrease to additional paid in capital of $658.

     On April 27, 2005 stock options to acquire 260,000 shares of our common stock were granted to officers, directors, consultants and employees. The grant price was $2.67 per share and are exercisable over a three year period ending January, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values:

     The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on June 30, 2005.

                                                            Number of securities
                                                           underlying unexercised        Value of unexercised
                                    Shares                      options/SARs          in-the-money options/SARs
                                 acquired on   Value          at June 30, 2005             at June 30, 2005
Name and Principal Position      exercise (#)  realized   Exercisable/Unexercisable   Exercisable/Unexercisable
---------------------------      ------------  --------   -------------------------   -------------------------
R. V. Bailey
   Vice President & Chairman...    115,000     $202,050          0 /115,000                      $-0-
Robert A. Cohan
   President & CEO.............    230,000     $299,100          0 /230,000                      $-0-
Robert F. Sheldon
   Director....................    115,000     $202,050          0 /115,000                      $-0-


Long Term Incentive Plans/Awards in Last Fiscal Year:

     We do not have a long-term incentive plan nor have we made any awards during the fiscal year ended June 30, 2005.

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

     Mr. Cohan: In April 2005 Mr. Cohan's employment agreement was renewed to December 31, 2008 with a salary increase to $160,000 per year. Other benefits and duties will remain the same as the previous employment contract.

     See also Item 12, Certain Relationships and Related Party Transactions.

Report on Repricing of Options/SARs

     We did not reprice any options or stock appreciation rights during the fiscal year ended June 30, 2004, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     The following table sets forth as of September 15, 2005 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

                                        Beneficial Ownership
Beneficial Owner                          Number of Shares     Percent of Total
----------------                          ----------------     ----------------

R. V. Bailey                                 1,475,276(i)           21.91%

Robert A. Cohan                                822,377(ii)          12.21%

Robert F. Sheldon                              315,656(iii)          4.69%

All Officers and Directors as a Group        2,613,309              38.81%
(3 persons)


The address for all of the above
directors and executive officers is:
2050 S. Oneida St., Suite 208,
Denver, CO 80224

Tri-Power Resources, Inc.                      900,500(iv)           13.4%
P.O. Box 849
Ardmore, OK 73402

     (i) This number includes 1,146,083 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange; stock options to purchase 65,000 shares of restricted common stock; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on March 9, 2005; and 200,000 shares of restricted common stock that were exercised on June 11, 2001. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

     (ii) This number includes 300,000 shares of common stock granted; stock options to purchase 80,000 shares of restricted common stock; stock options to purchase 250,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on August 16, 2004; and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account.

     (iii) This number includes 20,000 shares of common stock granted December 13, 1996; 20,000 shares of common stock granted November 1, 1997; stock options to purchase 65,000 shares of restricted common stock; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on March 9, 2005; and stock options granted for 80,000 shares of common stock that were exercised on December 17, 2001.

     (iv) This includes warrants to purchase 300,000 shares of our common stock with an exercise price of $1.10 per share through June 30, 2006 ($1.20 per share if exercised after June 30, 2005). The holder exercised the warrant before March 31, 2005, and received an additional warrant exercisable to purchase 300,000 shares at $1.25 per share (also through June 30, 2006), which is also included in the foregoing calculation.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

     R. V. Bailey, vice president and director of Aspen, Robert A. Cohan, president and director of Aspen, and Ray K. Davis, consultant to Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2005, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                     GROSS WELLS         NET WELLS
                                         GAS                GAS
                                         ---                ---
      Aspen Exploration                  59                11.52
      R. V. Bailey                       39                 1.15
      R. A. Cohan                        39                  .71
      R. K. Davis                        47                  .94
      J. L. Shelton                      31                  .08

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

Other Arrangements:

     During the fiscal years 2005 and 2004, Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Our president has also supplied Aspen with certain promotional items. The net effect of these items has been a cost to Aspen of less than $5,000 for the fiscal years ended June 30, 2005 and 2004, respectively. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2005 and 2004, Aspen provided one vehicle each to Aspen's president and vice president.

Certain Business Relationships:

     None.

(1)-(5) Indebtedness of Management:

     None.

Transactions with Promoters:

     Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibits Pursuant to Item 601 of Regulation S-B:

  Exhibit No.                               Title
  -----------    --------------------------------------------------------------

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

7 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1991 (filed on September 27, 1991).

8 Incorporated by reference from Annual Report on Form 10-K dated June 30, 1992 (filed on October 3, 1992).

9 Incorporated by reference from Annual Report on Form 10-KSB dated June 30, 1993 (filed on September 27, 1993).

10 Incorporated by reference from Annual Report on form 10-KSB dated June 30, 2003 (filed on September 22, 2003).

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES.
--------------------------------------------------

(a)  Audit Fees.

     Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $26,700 for the fiscal year ended June 30, 2005 and approximately $23,000 for the fiscal year ended June 30, 2004. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)  Audit-Related Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $21,300 and $18,300 for the fiscal years ended June 30, 2005 and 2004 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)  Tax Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of approximately $5,400 for the fiscal year ended June 30, 2005 and approximately $4,750 for the fiscal year ended June 30, 2004, for tax compliance, tax advice, and tax planning.

(d)  All Other Fees

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $-0-for the fiscal years ended June 30, 2005 and 2004 for other fees.

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

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                      Percentage of total fees paid to Gordon Hughes & Banks LLP
                      ----------------------------------------------------------
                             Fiscal Year 2005            Fiscal Year 2004
                             ----------------            ----------------
     Audit fees                    66%                          67%
     Audit-related fees            14%                          14%
     Tax fees                      20%                          19%
     All other fees                 0%                           0%

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     September 23, 2005

                           ASPEN EXPLORATION CORPORATION,
                           a Delaware Corporation


                           By: /s/ Robert A. Cohan
                           ---------------------------------
                           Robert A. Cohan
                           President, Chief Executive Officer, and
                           Chief Financial Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       Date                   Name and Title                   Signature
       ----                   --------------                   ---------

September 23, 2005       Robert A. Cohan                  /s/ Robert A. Cohan
                         Principal Executive Officer,     ----------------------
                         Principal Financial Officer
                         Director


September 23, 2005       R. V. Bailey                     /s/ R. V. Bailey
                         Chairman of the Board            ----------------------
                         Director


September 23, 2005       Robert F. Sheldon                /s/ Robert F. Sheldon
                         Director                         ----------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors................................................40

Financial Statements as of June 30, 2005 and June 30, 2004:

Consolidated Balance Sheets................................................41-42

Consolidated Statements of Operations.........................................43

Consolidated Statement of Stockholders' Equity................................44

Consolidated Statements of Cash Flows.........................................45

Notes to Consolidated Financial Statements.................................46-65

                          INDEPENDENT AUDITORS' REPORT





Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the consolidated balance sheets of Aspen Exploration Corporation and Subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2005 and 2004, and the results of their consolidated operations and cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ GORDON, HUGHES & BANKS, LLP

Greenwood Village, Colorado
August 19, 2005


Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                          June 30,
                                                                    2005           2004
                                                                -----------    -----------
Current Assets:
  Cash and cash equivalents, including $2,812,971 and
    $1,127,874 of invested cash in 2005 & 2004, respectively
    (Note 1) ................................................   $ 3,430,146    $ 1,329,376

  Accounts & trade receivables ..............................       614,720        556,558

  Accounts receivable - related party (Notes 1 and 7) .......        13,000         12,742

  Prepaid expenses ..........................................        15,422         15,422

  Precious metals (Note 1) ..................................        18,823         18,823
                                                                -----------    -----------

  Total current assets ......................................     4,092,111      1,934,236
                                                                -----------    -----------

Investment in oil & gas properties, at cost (full cost method
    of accounting) (Note 9) .................................     9,670,383      8,216,136

    Less accumulated depletion and valuation allowance ......    (4,587,090)    (3,235,171)
                                                                -----------    -----------

                                                                  5,083,293      4,980,965
                                                                -----------    -----------

Property and equipment, at cost:

  Furniture, fixtures & vehicles ............................       154,819        112,562

    Less accumulated depreciation ...........................       (74,044)       (81,958)
                                                                -----------    -----------

                                                                     80,775         30,604
                                                                -----------    -----------

Total assets ................................................   $ 9,256,179    $ 6,945,805
                                                                ===========    ===========


                                  (Statement Continues)
    See Summary of Accounting Policies and Notes to Consolidated Financial Statements


                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS (Continued)


                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           June 30,
                                                                      2005           2004
                                                                  -----------    -----------

Current liabilities:

  Accounts payable and accrued expenses .......................   $   655,190    $   932,814

  Accounts payable - related party (Note 7) ...................       103,233         70,774

  Advances from joint interest owners .........................       710,477        621,015

  Notes payable - current (Note 6), net of discount ...........           -0-        410,719

  Asset retirement obligation (Note 14) .......................        13,826         32,749
                                                                  -----------    -----------

  Total current liabilities ...................................     1,482,726      2,068,071
                                                                  -----------    -----------

  Asset retirement obligation, net of current portion (Note 14)        82,384         46,833

Deferred income taxes (Note 5) ................................     1,015,488        296,320
                                                                  -----------    -----------

Total long term liabilities ...................................     1,097,872        343,153
                                                                  -----------    -----------

  Total liabilities ...........................................     2,580,598      2,411,224
                                                                  -----------    -----------

Stockholders' equity:
  (Notes 1 and 4):
  Common stock, $.005 par value:
  Authorized:  50,000,000 shares
  Issued and outstanding: At June 30, 2005, 6,733,308 shares
    and June 30, 2004, 5,958,979 shares .......................        33,666         29,796

Capital in excess of par value ................................     6,728,321      6,064,602

Accumulated retained (deficit) ................................       (69,169)    (1,556,225)

Deferred compensation .........................................       (17,237)        (3,592)
                                                                  -----------    -----------

Total stockholders' equity ....................................     6,675,581      4,534,581
                                                                  -----------    -----------


Total liabilities and stockholders' equity ....................   $ 9,256,179    $ 6,945,805
                                                                  ===========    ===========


    See Summary of Accounting Policies and Notes to Consolidated Financial Statements


                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year ended June 30,
                                                                  2005           2004
                                                               -----------    -----------
Revenues:

  Oil and gas (Note 9)  ....................................   $ 3,853,177    $ 1,588,250
  Management fees (Note 9)  ................................       266,127        232,430
  Interest and other income ................................         8,140          3,256
                                                               -----------    -----------

Total revenues .............................................     4,127,444      1,823,936
                                                               -----------    -----------

Costs and expenses:

  Oil and gas production ...................................       346,451        242,472
  Depreciation, depletion and amortization .................     1,372,265        581,402
  Interest expense .........................................         6,180          6,152
  Selling, general and administrative ......................       763,236        628,265
                                                               -----------    -----------

Total costs and expenses ...................................     2,488,132      1,458,291
                                                               -----------    -----------

Operating income ...........................................     1,639,312        365,645
Gain on sale of investment and vehicle (Note 11) ...........       566,912            -0-
                                                               -----------    -----------

Income before income tax provision .........................     2,206,224        365,645

Provision for income taxes .................................      (719,168)      (164,970)
                                                               -----------    -----------

Net income .................................................   $ 1,487,056    $   200,675
                                                               ===========    ===========

Basic earnings per common share ............................   $       .23    $       .03
                                                               ===========    ===========

Diluted earnings per common share ..........................   $       .22    $       .03
                                                               ===========    ===========


Basic weighted average number of common shares outstanding .     6,488,001      5,876,081
                                                               ===========    ===========


Diluted weighted average number of common shares outstanding     6,786,499      6,686,932
                                                               ===========    ===========


   See Summary of Accounting Policies and Notes to Consolidated Financial Statements


                                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                         Accumulated
                                                            Common Stock (par $.005)      (Deficit)
                                                            ------------------------      Retained      Deferred         Total
                                                Shares       Par Value       APIC         Earnings      Compensation     Equity
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2003                          5,863,828   $    29,320   $ 6,025,797    $(1,756,900)   $    (7,184)   $ 4,291,033
Options exercised by directors and officers        74,337           372          (372)          --             --             --
Options exercised by consultant                    12,389            62           (62)          --             --             --
Options exercised by employee                       8,425            42           (42)          --             --             --
Amortization of deferred compensation                --            --            --             --            3,592          3,592
Warrants issued and debt discounted                  --            --          39,281           --             --           39,281
Net income                                           --            --            --          200,675           --          200,675
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2004                          5,958,979        29,796     6,064,602     (1,556,225)        (3,592)     4,534,581
                                              ===========   ===========   ===========    ===========    ===========    ===========

Stock issued for debt and interest                300,500         1,503       259,717           --             --          261,219
Options exercised by directors and officers       109,167           545          (545)          --             --             --
Options exercised by employee                       9,173            46           (46)          --             --             --
Options exercised by consultant                    13,489            67           (67)          --             --             --
Stock issued for consulting services               28,000           140        34,860           --          (35,000)          --
Stock warrants exercised                          300,000         1,500       328,500           --             --          330,000
Stock issued for consulting services               14,000            70        41,300           --          (41,370)          --
Amortization of deferred compensation                --            --            --             --           62,725         62,725
Net Income                                           --            --            --        1,487,056           --        1,487,056
                                              -----------   -----------   -----------    -----------    -----------    -----------

Balance, June 30, 2005                          6,733,308   $    33,666   $ 6,728,321    $   (69,169)   $   (17,237)   $ 6,675,581
                                              ===========   ===========   ===========    ===========    ===========    ===========



                       See Summary of Accounting Policies and Notes to Consolidated Financial Statements


                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended June 30,
                                                                           2005           2004
                                                                       -----------    -----------

Cash flows from operating activities:
-------------------------------------

  Net income .......................................................   $ 1,487,056    $   200,675

  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization of deferred compensation .......................        62,725          3,592
       Depreciation, depletion, and amortization ...................     1,372,265        581,402
       Deferred income tax provision ...............................       719,168        164,970
       Gain on sale of investment and vehicle ......................      (566,912)          -0-
  Changes in assets and liabilities:
       Decrease (increase) in receivable and prepaid expenses ......       (57,105)      (288,295)
       Increase (decrease) in accounts payable, accrued expenses and
         advances from joint owners ................................      (155,703)       874,202
                                                                       -----------    -----------

Net cash provided by operating activities ..........................     2,861,494      1,536,546

Cash flows from investing activities:
-------------------------------------

  Additions to oil and gas properties ..............................    (1,446,179)    (1,026,531)
  Producing oil and gas properties purchased .......................       (19,248)      (421,583)
  Additions to property and equipment ..............................       (45,613)          -0-
  Sale of oil and gas equipment ....................................          -0-          14,378
  Sale of mining stock .............................................       560,090           -0-
  Sale of vehicle ..................................................        10,226           -0-
                                                                       -----------    -----------

Net cash (used) by investing activities ............................      (940,724)    (1,433,736)
                                                                       -----------    -----------

Cash flows from financing activities:
-------------------------------------

  Common stock issued ..............................................       330,000           -0-
  Proceeds from notes payable ......................................          -0-         525,000
  Payment of notes payable .........................................      (150,000)       (75,000)
                                                                       -----------    -----------

Net cash provided by financing activities ..........................       180,000        450,000
                                                                       -----------    -----------


Net increase (decrease) in cash and cash equivalents ...............     2,100,770        552,810

Cash and cash equivalents, beginning of year .......................     1,329,376        776,566
                                                                       -----------    -----------

Cash and cash equivalents, end of year .............................   $ 3,430,146    $ 1,329,376
                                                                       ===========    ===========

Other information:
------------------

Interest paid ......................................................   $     6,180    $     6,152
                                                                       ===========    ===========

Income taxes paid ..................................................   $       800    $       800
                                                                       ===========    ===========

Non-cash investing and financing activities:

  Asset retirement obligation ......................................   $    28,977    $   (66,454)
  Conversion of debt for equity ....................................       261,219           --
  Stock issued for deferred consulting services ....................        76,370           --


       See Summary of Accounting Policies and Notes to Consolidated Financial Statements

                                             45

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     ------------------

     We were incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224. Our telephone number is
     (303) 639-9860, and our facsimile number is 303-639-9863. We are currently engaged primarily in the exploration and development of oil and gas properties in California.

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

     Precious Metals and Revenues
     ----------------------------

     Precious metals inventories are valued at the lower of cost (specific identification method) or market. There were no sales of gold from inventory for the years ended June 30, 2005 and 2004.

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

     Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by us and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on our oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of our oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of
     (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2005 and 2004 (Note 9). Depletion and amortization expense was $1,354,055 and $563,622 for the years ended June 30, 2005 and 2004, respectively.

     Property and Equipment
     ----------------------

     Depreciation and amortization of our property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $18,210 and $17,780 for the years ended June 30, 2005 and 2004, respectively.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred Compensation Costs
     ---------------------------

     We record the fair value of stock bonuses to employees and consultants as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal year ended June 30, 2005 and 2004, we expensed $62,725 and $3,592, respectively, in stock bonuses.

     Allowance for Bad Debts
     -----------------------

     The Company extends credit to participants of our drilling prospects and operated wells. We bear the risks inherent in granting credit to these customers. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of June 30, 2005 and 2004, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is required.

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

                                                  2005
                                   ------------------------------------
                                                                Per
                                     Net                        Share
                                     Income         Shares      Amount
                                   -----------    -----------   -------

     Basic earnings per share:

       Net income and
       share amounts               $ 1,487,056      6,488,001   $   .23

       Dilutive securities                            552,000

       Purchased shares                              (253,502)
                                   -----------    -----------   -------

     Diluted earnings per share:

       Net income and assumed
       share conversion            $ 1,487,056      6,786,499   $   .22
                                   ===========    ===========   =======

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     2004
                                       --------------------------------
                                                                Per
                                         Net                    Share
                                        Income       Shares     Amount
                                       ---------    ---------   -------

     Basic earnings per share:

       Net income and
       share amounts                   $ 200,675    5,876,081   $   .03

       Dilutive securities
       stock options                                  484,000

       Convertible debt and warrants                  600,000

       Repurchased shares                            (273,149)
                                       ---------    ---------   -------

     Diluted earnings per share:

       Net income and assumed
       share conversion                $ 200,675    6,686,932   $   .03
                                       =========    =========   =======


     Segment Reporting
     -----------------

     We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which amended the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by us in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. We operate in one industry segment, exploration and development of oil and gas properties.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Options were granted but not vested to directors and employees during the fiscal year 2002. An adjustment to net income for compensation expense to recognize annual vesting would be recorded under SFAS No. 123, on a pro forma basis, as reflected in the following table:

                                                   2005         2004
                                                ----------   ----------

     Net Income (loss):      As Reported        $1,487,056   $  200,675
                             Pro Forma           1,451,272      176,414
     Basic Earnings
       Per Share:            As Reported            .23          .03
                             Pro Forma              .23          .02
     Diluted Earnings
       Per Share:            As Reported            .22          .03
                             Pro Forma              .21          .02

     Reclassification
     ----------------

     Certain 2004 amounts have been reclassified to conform to 2005 presentation.

     Recently issued pronouncements
     ------------------------------

     Reporting Accounting Changes in Interim Financial Statements
     ------------------------------------------------------------

     In May 2005, the FASB issued FASB Statement 154. This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Management does not believe the adoption of this pronouncement will have a material impact on the financial statements.


Note 2 EMPLOYEE BENEFIT PLANS

     Defined Contribution Plan
     -------------------------

     We have a 401(k) defined contribution plan that covers all employees. Under the amended terms of the plan, an employee is eligible to participate in the plan immediately upon being hired to work at least 1,000 hours per year and having attained age 21. Participants may contribute up to a maximum of 14.95% of their pre-tax earnings (not to exceed $13,000) to the plan. Under the plan, we may make discretionary contributions to the plan. We made contributions for fiscal 2005 and 2004 in the amount of $-0- and $8,550, respectively.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Medical Benefit Plan
     --------------------

     For the fiscal years ended June 30, 2005 and 2004, we had a policy of reimbursing employees for medical expenses incurred but not covered by our paid medical insurance plan. Expenses reimbursed for fiscal 2005 and fiscal 2004 were $8,437 and $8,939, respectively. Under the terms of a revised employment agreement (see Note 11) with Mr. Bailey, effective May 1, 2003 he will be responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.


Note 3 MAJOR CUSTOMERS

     We derived in excess of 10% of revenue from our major customers as follows:

                                     Company
                                    ---------
                               A        B        C
                             -----    -----    -----
     Year ended:

       June 30, 2005          36%      51%      *
       June 30, 2004          21%      52%      15%

                              * Less than 10% for fiscal 2005


Note 4 STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     During 2004, we issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment to us of $300,000. In July 2004, the debt was converted to 300,500 share of common stock as consideration for payment of principal and interest. See Note 6.

     The convertible debenture included a potential 600,000 common stock warrants exercisable as follows:

     If the holder exercises the first warrant before June 30, 2005, we would receive $330,000 ($1.10 per share) and issue 300,000 shares of stock; if the holder exercises the warrant before June 30, 2006 but after June 30, 2005, we receive an additional $360,000 ($1.20 per share) instead of $330,000.

     The holder exercised the warrant before March 31, 2005 and received an additional warrant exercisable to purchase another 300,000 shares at $1.25 per share.

     The outstanding warrant will expire unless exercised by June 30, 2006.

     The warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt. The discount was amortized until the debt was converted to common stock in July 2004 at which time the unamortized balance was expensed.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     During fiscal 2005, two directors, one officer, a consultant and an employee exercised their options for 192,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. As consideration for the option shares purchased, the individuals surrendered common stock with a fair value equal to the exercise price of the option shares and held longer than six months. The fair value of the shares surrendered was based on a ten-day average bid price immediately prior to the exercise date. Total shares surrendered were 60,171. The effect of the transaction is a net increase to the common stock par value of $658 and a corresponding decrease to additional paid in capital of $658.

     On April 27, 2005 stock options to acquire 260,000 shares of our common stock were granted to officers, directors, consultants and employees. The grant price was $2.67 per share and are exercisable over a three year period ending January, 2008.

     As of June 30, 2005, we had an aggregate of 552,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     Total compensation expense in the statement of operations includes amortization of prior stock awards of $62,725 and $3,592 for the years ended June 30, 2005 and 2004, respectively.

     The following information summarizes information with respect to options granted under our equity plans:

                                         Number of    Weighted Average Exercise
                                          Shares     Price of Shares Under Plans
                                          ------     ---------------------------

     Outstanding balance June 30, 2003    776,000            $    .58
                                                             ========

     Granted                                  -0-             --
                                                             ========

     Exercised                           (192,000)            --
                                                             ========

     Forfeited or expensed               (100,000)            --
                                                             ========
                                         --------

     Outstanding balance June 30, 2004    484,000                 .58
                                                             ========

     Granted                              260,000                2.67
                                                             ========

     Exercised                           (192,000)                .57
                                                             ========
                                         --------

     Outstanding balance June 30, 2005    552,000            $   1.56
                                         ========            ========


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information concerning outstanding and exercisable options as of June 30, 2005:

                                      Outstanding                  Exercisable
                            -------------------------------  ----------------------
                              Weighted
                              Average          Weighted                    Weighted
                              Remaining        Average                     Average
     Exercise   Number        Contractual      Exercisable   Number        Exercise
      Price     Outstanding   Life In Years    Price         Exercisable   Price
      -----     -----------   -------------    -----         -----------   -----
     $  .57     142,000       08/15/2005(1)    $  .57            -0-       $  .57

        .57     150,000       08/15/2007(1)       .57            -0-          .57

       2.67     260,000       01/01/2007(1)      2.67            -0-         2.67
                -------

                552,000
                =======


     (1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

     We account for stock options using APB No. 25 for directors and employees and SFAS No. 123 for consultants.

     There were 260,000 options granted in 2005. Directors and employees were granted 235,000 and consultants were granted 25,000. The consultant options were valued using the fair value method of SFAS No. 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercisable price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 159.54%, risk free interest rates of 3.92% and expected lives of 4.5 years. The resulting compensation expense relating to the option grant to directors and employees of $549,821 and consultant of $58,492 will be included as an operating expense ratably over the vesting period. The options vest one-third January 2006, 2007 and 2008.


Note 5 INCOME TAXES

     We recorded a deferred income tax liability of $1,015,488 and $296,320 as of June 30, 2005 and 2004, respectively. We paid $800 in California state income taxes in fiscal 2005. During 2005, we used approximately $2,000,000 in net operating loss carryforwards leaving $7,000 available federal net operating loss carryforwards as of June 30, 2005.

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

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                         2005           2004
                                     -----------    -----------
     Deferred tax assets:

       Federal tax loss
         carryforwards               $     2,189    $   669,929
       Asset retirement obligation         5,715          4,727
                                     -----------    -----------
                                           7,904        674,656
                                     -----------    -----------

     Deferred tax (liabilities):
       Property, plant and
         equipment                        (2,365)        (2,684)
      Oil and gas properties          (1,021,027)      (968,292)
                                     -----------    -----------

                                      (1,023,392)      (970,976)
                                     -----------    -----------
                                     $(1,015,488)   $  (296,320)
                                     ===========    ===========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                         2005                2004
                                      ---------           ---------
     Statutory federal income
       tax rate                             34%                 34%

     Statutory state income tax
       rate, net of federal benefit          9%                  9%

     Other                                 (10%)                (2%)
                                      ---------           ---------

     Effective rate                         33%                 45%
                                      =========           =========

     The provision for income taxes consists of the following components:

                                         2005                2004
                                      ---------           ---------

     Current tax expense (refund),
       state                          $     -0-           $     -0-

     Deferred tax expense               719,168             164,970
                                      ---------           ---------

     Total income tax provision       $ 719,168           $ 164,970
                                      =========           =========


     At June 30, 2005, we have $7,000 available federal net operating loss carryforwards having offset approximately $2,000,000 of net operating losses available at the beginning of fiscal 2005 with current taxable income.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 NOTES PAYABLE

     The Company incurred the following debt:

                                          June 30,    June 30,
                                            2005        2004
                                         ---------   ---------

     Note payable to a bank              $    -0-    $ 150,000

     Convertible debenture issued to a
     privately held corporation               -0-      300,000
                                         ---------   ---------

                                              -0-      450,000

     Less discount                            -0-      (39,281)
                                         ---------   ---------

                                         $    -0-    $ 410,719
                                         =========   =========

     Proceeds from the note payable to a bank was used for the acquisition of producing gas properties located in several counties in the Sacramento Valley, California. The note matured in June 2005, principal payments were $12,500 per month plus interest at the bank's prime rate plus 2%. The loan was collateralized by accounts receivable, other rights to payments and all inventory.

     On June 28, 2004, a privately-held Oklahoma corporation purchased a $300,000 convertible debenture from Aspen Exploration Corporation. We also issued warrants to purchase 300,000 shares of our common stock (see Note
     4).

     On July 15, 2004 the debenture was automatically converted into shares of our restricted common stock after our shares traded at prices greater than $1.00 per share for ten trading days. We issued 300,500 shares of our restricted common stock in satisfaction of the principal and interest due the investor.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 RELATED PARTY TRANSACTIONS

     During fiscal 2005, we assigned the following overrides at no cost to employees:

                             R. V.       R. A.       J. L.
                              Bailey     Cohan       Shelton
                              ------     -----       -------

     Griffin 1-1              0.8500%    1.2500%     0.4000%
     Meckfessel 1-24          1.1900%    1.7500%     0.5600%


     R. V. Bailey, Vice President and former President and director of the Company, Robert A. Cohan, President and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan purchased working interests amounts totaling $195,800 and $82,800, respectively, for the year ended June 30, 2005, and $166,005 and $77,325, respectively, for the year ended June 30, 2004. Mr. Bailey and Mr. Cohan also received royalty interest payments totaling $96,224 and $128,055, respectively, for the year ended June 30, 2005, and $55,840 and $51,022, respectively, for the year ended June 30, 2004. As of June 30, 2005, working interests of us and related parties in certain producing California properties are as set forth below:

                                     GROSS WELLS         NET WELLS
                                         GAS                GAS
                                         ---                ---
          Aspen Exploration              59                11.52
          R. V. Bailey                   39                 1.15
          R. A. Cohan                    39                  .71
          R. K. Davis                    47                  .94
          J. L. Shelton                  31                  .08

     We have received advances from Messrs. Bailey, Cohan and Davis for working interests in uncompleted wells of $37,640, $21,400 and $38,100, respectively, as of June 30, 2005 and $27,410, $18,269 and $16,573 as of June 30, 2004, respectively. Additionally, we owed Mr. Bailey $5,887 for reimbursement of expenses made on our behalf as of June 30, 2005 and we owe Mr. Bailey and Mr. Cohan $6,062 and $2,460 for reimbursed expenses on our behalf in 2004. Messrs. Bailey, Cohan and Davis owed us $8,255, $2,120 and $2,986, respectively, as of June 30, 2005 and $8,252, $1,694 and $2,796,
     respectively, as of June 30, 2004 for their portion of well operating expenses.

     See Note 10 for additional related party disclosure.


Note 8 CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the cash surrender value of life insurance. While as of June 30, 2005 we have approximately $3,330,000 in excess of the Federal Deposit Insurance Corporation $100,000 limit at one bank, we place our cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are distributed across unrelated businesses and individuals, with the exception of two major gas purchasers and one investor in our wells, who normally settle within 25 days of the previous month's gas purchases. We believe our exposure to credit risk is minimal.

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


Note 9 OIL AND GAS ACTIVITIES

     Capitalized costs
     -----------------

     Capitalized costs associated with oil and gas producing activities are as follows:

                                                  June 30,
                                            2005           2004
                                        -----------    -----------

            Proved properties           $ 9,670,383    $ 8,216,136
                                        -----------    -----------

            Accumulated depreciation,
              depletion and
              amortization               (4,367,371)    (2,953,452)

            Valuation allowance            (281,719)      (281,719)
                                        -----------    -----------

                                         (4,649,090)    (3,235,171)
                                        -----------    -----------

            Net capitalized costs       $ 5,083,293    $ 4,980,965
                                        ===========    ===========

     Results of operations
     ---------------------

     Results of operations for oil and gas producing activities are as follows:

                                                 Year ended June 30,
                                             --------------------------
                                                 2005           2004
                                             -----------    -----------

     Revenues*                               $ 4,119,304    $ 1,820,680
     Production costs                           (346,452)      (242,472)
     Depreciation, depletion and accretion    (1,354,055)      (563,622)
     Interest expense                             (6,180)        (6,152)
                                             -----------    -----------
     Results of operations
       (excluding corporate overhead)        $ 2,412,617    $ 1,008,434
                                             ===========    ===========

     *Includes oil and gas related fees and management fees.

     Fees charged by us to operate the properties totaled approximately $22,177 per month in 2005 and $19,370 per month in 2004.

     Unaudited oil and gas reserve quantities
     ----------------------------------------

     The following unaudited reserve estimates presented as of June 30, 2005 and 2004 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Unaudited net quantities of proved and proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

     Changes in proved reserves                       (Bbls)    (MCF)
     --------------------------                       ------    -----
                                                       (in thousands)

     Estimated quantity, June 30, 2003                    3     2,480

       Revisions of previous estimates                  ( 1)     (411)
       Discoveries                                        -       527
       Purchased                                          -       243
       Production                                         -      (305)
                                                       ----     -----

     Estimated quantity, June 30, 2004                    2     2,534

       Revisions of previous estimates                    -      (306)
       Discoveries                                        -       667
       Production                                         -      (617)
                                                       ----     -----

     Estimated quantity, June 30, 2005                    2     2,278
                                                       ====     =====


     Proved reserves                               Developed
      at year end                    Developed   Non-Producing      Total
      -----------                    ---------   -------------      -----
                                                 (In Thousands)
     Oil (Bbls)

       June 30, 2005                       -              2              2
       June 30, 2004                       -              2              2

     Gas (MCF)

       June 30, 2005                    1,327           951          2,278
       June 30, 2004                    1,236         1,298          2,534

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

                                                        June 30,
                                                 --------------------
                                                   2005        2004
                                                 --------    --------
                                                    (in thousands)

     Future cash inflows                         $ 13,837    $ 14,800
     Future production and development costs       (1,483)     (1,568)
     Future income tax expense                     (4,119)     (4,679)
                                                 --------    --------

     Future net cash flows                          8,235       8,553

     10% annual discount for estimated timing
       of cash flows                               (2,510)     (2,609)
                                                 --------    --------

     Standardized measure of discounted future
       net cash flows                            $  5,725    $  5,944
                                                 ========    ========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                                   Years ended June 30,
                                                   --------------------
                                                     2005        2004
                                                    -------    -------
                                                      (in thousands)
     Standardized measure of discounted
       future net cash flows, beginning of year     $ 5,944    $ 4,833
                                                    -------    -------

     Sales and transfers of oil and gas produced,
       net of production costs                       (3,507)    (1,346)

     Net changes in prices and production costs
       and other                                        178        638

     Net change due to discoveries                    2,510      1,544

     Acquisition of reserves                           --          711

     Revisions of previous quantity estimates           (21)       (15)

     Development costs incurred                          49         60

     Accretion of discount                              913        721

     Net change in income taxes                         456       (755)

     Other                                             (796)      (447)
                                                    -------    -------

                                                       (219)     1,111
                                                    -------    -------
     Standardized measure of discounted future
       cash flows, end of year                      $ 5,725    $ 5,944
                                                    =======    =======


     Net changes in prices and production costs of $178 were the result of an increase in the price received for oil and gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2005 than in 2004. The revision of previous estimates of $(21) was the result of assigning approximately 260 fewer barrels of recoverable oil and reducing recoverable reserves of gas by approximately 306,000 MCF, while the volumes were reduced, the price applied to the remaining recoverable reserves increased substantially, resulting in a modest decrease. All adjustments were based on performance reviews of individual wells. A successful drilling program added $2.5 million to our future net cash flow. These additions represent approximately 667,000 MCF of recoverable reserves.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 COMMITMENTS AND CONTINGENCIES

                                      Drilling       Completion &
     Area                   Wells      Costs       Equipping Costs      Total
     -------------------    -----    ----------    ---------------   -----------
     Kirk-Buckeye Field       2        $323,000        $248,000        $571,000
     Colusa County, CA

     West Grimes Field        4         470,000        330,000          800,000
     Colusa County, CA

     Malton Black Butte       2         181,000        180,000          361,000
     Tehama County, CA

     Winters Gas Field        1          38,000         53,000           91,000
     Yolo County, CA

                            -----    ----------   ----------------   -----------

     Total Expenditure        9      $1,012,000        $811,000      $1,823,000
                            =====    ==========   ================   ===========


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

     Mr. Cohan: In April 2005 Mr. Cohan's employment agreement was renewed to December 31, 2008 with a salary increase to $160,000 per year. Other benefits and duties will remain the same as the previous employment contract.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Gas sales contract

     Effective April 1, 2005, we entered a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $6.49 less transportation and other expenses; and a contract to sell Calpine 1,500 MMBTU of gas per day at a fixed price of $6.90 less transportation and other expenses. The contracts are for the term April 1, 2005 - September 30, 2005, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 1,000 MMBTU of gas per day at a fixed price of $8.40 less transportation and other expenses; and a contract to sell Calpine 1,000 MMBTU of gas per day at a fixed price of $8.43 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 500 MMBTU of gas per day at a fixed price of $9.49 less transportation and other expenses; and a contract to sell Calpine 500 MMBTU of gas per day at a fixed price of $9.48 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.

     Effective November 1, 2005, we entered a contract to sell Enserco 500 MMBTU of gas per day at a fixed price of $11.02 less transportation and other expenses; and a contract to sell Calpine 250 MMBTU of gas per day at a fixed price of $11.02 less transportation and other expenses. The contracts are for the term November 1, 2005 - March 31, 2006, required Enserco and Calpine to purchase the stated quantities at the stated prices, and contained monetary penalties for non-delivery of the gas.


Note 11 GAIN ON SALE OF INVESTMENT

     In 1998, we sold certain geological data to ISL Resources Corporation (ISL) for $250,000 in cash and 2 million shares of ISL common stock. Because ISL was not a publicly trade company and no market value could be determined for the common stock, we recorded the 2 million shares of common stock with a zero cost basis. During 2004, with the reorganization of ISL, we received 500,000 shares of the new company, known as UR Energy (UR), a non-public Canadian Company, common stock and 250,000 options to purchase common stock of UR in exchange for our 2 million shares of ISL common stock. We continued to report the stock with a zero basis through fiscal 2004. During fiscal 2005, UR agreed to purchase our 500,000 shares of UR common stock for $560,090.


Note 12 INTERIM FINANCIAL DATA

     The year-end adjustment that is material to the results of the fourth quarter ending June 30, 2005 and June 30, 2004 is the adjustment to depreciation, depletion and amortization as a result of receiving the reserve study from an independent reservoir engineer. The aggregate effect of this year-end adjustment to the results of the fourth quarter was to increase depletion expense for the fiscal year 2005 from an estimated $610,000 based on prior years' reserve studies to an actual depletion expense of approximately $1,354,000, an increase of $744,000 or 122% for fiscal 2005 and approximately $496,000 to approximately $564,000, an increase of $68,000, or 26% for fiscal 2004.


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 CONTRACTUAL OBLIGATIONS

     We had four contractual obligations as of June 30, 2005. The following table lists our significant liabilities at June 30, 2005:

                                                            Payments Due By Period
                                       ------------------------------------------------------------
                                       Less than                                 After
Contractual Obligations                  1 year      2-3 years     4-5 years    5 years    Total
------------------------------         ----------    ----------    ---------    ------   ----------

Employment Obligations                  $218,500      $504,400      $67,400       -0-     $790,300

Contract Service Obligations              20,000           -0-          -0-       -0-       20,000

Operating Leases                           9,500         4,000          -0-       -0-       13,500
                                       ----------    ----------    ---------    ------   ----------

Total contractual
  cash obligations                      $248,000      $508,400      $67,400      $-0-     $823,800
                                       ==========    ==========    =========    ======   ==========

     We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We rent on a month to month basis for $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $793 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the years ended June 30, 2005 and 2004 were $24,370 and $24,370, respectively.

Note 14 ASSET RETIREMENT OBLIGATION

     We have adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires us to recognize an estimated liability for the plugging and abandonment of our gas wells. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. We will amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

     A reconciliation of our liability is as follows:

     Asset retirement obligation as of
       July 1, 2003                      $ 17,841
     Liabilities incurred                  66,454
     Liabilities settled                   (7,634)
     Accretion expense                      2,921
     Revision to estimate                     -0-
                                         --------
     Asset retirement obligation as of
       June 30, 2004                     $ 79,582
                                         --------

     Liabilities incurred                  28,977
     Liabilities settled                   (7,881)
     Accretion expense                      2,136
     Revision to estimate                  (6,604)
                                         --------
     Asset retirement obligation as of
       June 30, 2005                     $ 96,210
                                         ========

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 SUBSEQUENT EVENTS (Unaudited)

     On August 30, 2005, a consultant exercised his option for 25,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the individual paid a cash consideration of $14,250. The effect of the transaction is a net increase to the common stock par value of $125 and a corresponding decrease to additional paid in capital of $125.

     MALTON BLACK BUTTE, TEHAMA COUNTY, CA
     -------------------------------------

     The Johnson Unit #11 well was drilled to a depth of 4,800 feet and encountered approximately 80 feet of potential gas pay in various intervals in the Forbes formation. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. The well is currently producing 400 MCFPD. Aspen has a 21% operated working interest in this well.

     The Merrill #31-1 well was drilled to a depth of 4,875 feet and encountered approximately 200 feet of potential net gas pay in various intervals in the Forbes and Kione formations. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. The well is currently producing 825 MCFPD. We believe numerous potential gas zones remain behind-pipe in this well. Aspen has a 31% operated working interest in the Merrill #31-1 well.

     WEST GRIMES FIELD, COLUSA COUNTY, CA
     ------------------------------------

     The Morris #12-3 well was drilled to a depth of 8,000 feet and encountered approximately 60 feet of potential net gas pay in various intervals in the Forbes formation. A Forbes interval was perforated and tested gas at a stabilized rate of 2,181 MCFPD. Gas sales commenced on September 8, 2005 and the well is currently producing at the rate of 825 MCFPD.

     The Strain #10-2 well was drilled to a depth of 8,012 feet and encountered approximately 75 feet of potential gross gas pay in two intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16" choke at a stabilized rate of 3,163 MCFPD with a flowing tubing pressure of 3,900 psig and a flowing casing pressure of 4,000 psig. The shut in tubing pressure was 4,200 psig. The well only experienced a 7% pressure drawdown while flowing at the prolific rate of 3,163 MCFPD, which is indicative that this zone is capable of flowing at a higher gas rate. Gas sales commenced on September 7, 2005 and the well is currently producing at the rate of 500 MCFPD. Aspen has a 21% operated working interest in this field.

     The Farnsworth #3-35 well located in the Grimes Gas Field, Colusa County, California, was drilled to a depth of 7,500 feet and encountered approximately 80 feet of potential gross gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. Aspen has a 21.00% operated working interest in this well.

     KIRK FIELD, COLUSA COUNTY, CA
     -----------------------------

     The Heidrick #11-1 well was drilled to a depth of 8,532 feet and encountered approximately 80 feet of potential gross gas pay in several intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 2,283 MCFPD with a flowing tubing pressure of 2,810 psig and a flowing casing pressure of 2,900 psig. The shut in tubing pressure was 3,360 psig. Aspen has a 38.67% operated working interest in this well.