Form 10QSB
period 2005-09-30
ASPEN EXPLORATION CORP
filed 2005-11-10
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                            Yes  [   ]   No  [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

              Class                            Outstanding at November 10, 2005
              -----                            --------------------------------
Common stock, $.005 par value                           6,758,308

Transitional small business disclosure format:       ___ Yes          XX No
                                                                      -----

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         ASSETS


                                                                             September 30,            June 30,
                                                                                 2005                   2005
                                                                                 ----                   ----
Current Assets:

Cash and cash equivalents, including $3,410,281 and
$2,812,971 of invested cashat September 30, 2005 and
June 30, 2005 respectively ..........................................        $  3,658,625           $  3,430,146
Accounts & trade receivables ........................................             791,211                614,720
Accounts receivable, related party ..................................              36,845                 13,000
Prepaid expenses.....................................................              13,088                 15,422
Precious metals .....................................................              18,823                 18,823
                                                                             ------------           ------------

     Total current assets ...........................................           4,518,592              4,092,111
                                                                             ------------           ------------

Investment in oil and gas properties, at cost (full cost method of
accounting) .........................................................          10,799,378              9,670,383

Less accumulated depletion and valuation allowance ..................          (4,837,090)            (4,587,090)
                                                                             ------------           ------------
                                                                                5,962,288              5,083,293
                                                                             ------------           ------------
Property and equipment, at cost:
Furniture, fixtures and vehicles ....................................             114,076                154,819
Less accumulated depreciation .......................................             (39,637)               (74,044)
                                                                             ------------           ------------
                                                                                   74,439                 80,775
                                                                             ------------           ------------
     TOTAL ASSETS ...................................................        $ 10,555,319           $  9,256,179
                                                                             ============           ============

                              (Statement Continues)
                 See notes to Consolidated Financial Statements



                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               September 30,           June 30,
                                                                                   2005                   2005
                                                                                   ----                   ----
Current liabilities:

Accounts payable and accrued expenses .................................        $    977,105            $    655,190
Accounts payable - related party (Note 6) .............................              73,767                 103,233
Advances from joint interest owners ...................................           1,035,221                 710,477
Asset retirement obligation (Note 3) ..................................              13,826                  13,826
                                                                               ------------            ------------

Total current liabilities                                                         2,099,919               1,482,726
                                                                               ------------            ------------
Asset retirement obligation, net of current portion (Note 3) ..........             108,384                  82,384
Deferred income taxes (Note 9) ........................................           1,195,883               1,015,488
                                                                               ------------            ------------
Total long term liabilities ...........................................           1,304,267               1,097,872
                                                                               ------------            ------------
Total liabilities .....................................................           3,404,186               2,580,598
                                                                               ------------            ------------
Stockholders' equity:
(Notes 1 and 5):
Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At September 30, 2005,
    6,758,308 shares and June 30, 2005, 6,733,308 .....................              33,791                  33,666

Capital in excess of par value ........................................           6,742,446               6,728,321
Accumulated retained earnings (deficit) ...............................             392,133                 (69,169)
Deferred compensation .................................................             (17,237)                (17,237)
                                                                               ------------            ------------
Total stockholders' equity ............................................           7,151,133               6,675,581
                                                                               ------------            ------------
Total liabilities and stockholders' equity ............................        $ 10,555,319            $  9,256,179
                                                                               ============            ============

                                   See Notes to Consolidated Financial Statements



                                    ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                          September 30,

                                                                                  2005                    2004
                                                                                  ----                    ----
Revenues:
  Oil and gas ....................................................             $1,062,543               $  697,553
  Management fees ................................................                120,924                   82,057
                                                                               ----------               ----------
Total Revenues ...................................................              1,183,467                  779,610
                                                                               ----------               ----------

Costs and expenses:
  Oil and gas production .........................................                 71,019                   64,361
  Depreciation, depletion and amortization .......................                254,336                  156,000
  Selling, general and administrative ............................                227,116                  171,104
                                                                               ----------               ----------
Total Costs and Expenses .........................................                552,471                  391,735
                                                                               ----------               ----------
Operating income .................................................                630,996                  387,875
Other income (expense)
  Interest and other, net ........................................                 10,701                    4,689
  Interest (expense) .............................................                      0                   (3,053)
                                                                               ----------               ----------
Income before taxes ..............................................                641,697                  389,781
Provision for income taxes .......................................                180,395                  168,163
                                                                               ----------               ----------
Net income .......................................................             $  461,302               $  221,618
                                                                               ==========               ==========
Basic income per common share ....................................             $      .07               $      .04
                                                                               ==========               ==========
Diluted income per common share ..................................             $      .06               $      .04
                                                                               ==========               ==========
Basic weighted average number of common shares
outstanding
                                                                                6,745,808                6,235,824
                                                                               ==========               ==========
Diluted weighted average number of common shares
outstanding
                                                                                7,163,243                6,421,889
                                                                               ==========               ==========

                              The accompanying notes are an integral part of these statements.



                                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                                   Three months ended September 30,
                                                                                    2005                  2004
                                                                                -----------            -----------
Cash flows from operating activities:

Net income ............................................................         $   461,302            $   221,618

Adjustments to reconcile net income to net cash provided used by operating activities:

  Depreciation, depletion and amortization ............................             254,336                156,000
  Stock issued for interest expense ...................................                --                      500
  Deferred income tax provision .......................................             180,395                168,163

Changes in assets and liabilities:

  (Increase) in receivable ............................................            (200,336)               (65,267)
  Decrease in prepaid expense .........................................               2,334                  6,705
  Increase (decrease) in accounts payable and accrued expense .........             617,193               (143,242)
                                                                                -----------            -----------
  Net cash provided by operating activities ...........................           1,315,224                344,477
                                                                                -----------            -----------

Cash flows from investing activities:

  Additions to oil and gas properties .................................          (1,102,995)              (467,629)
  Purchase of producing properties ....................................                --                  (60,520)
  Equipment inventory sales ...........................................               2,000                   --
                                                                                -----------            -----------

  Net cash (used) by investing activities .............................          (1,100,995)              (528,149)
                                                                                -----------            -----------

Cash flow from financing activities:

  Common stock options exercised ......................................              14,250                   --
  Payment of notes payable ............................................                --                  (37,500)
                                                                                -----------            -----------
                                                                                     14,250                (37,500)
                                                                                -----------            -----------

  Net increase (decrease) in cash and cash equivalents ................             228,479               (221,172)

  Cash and cash equivalents, beginning of year ........................           3,430,146              1,329,376
                                                                                -----------            -----------

  Cash and cash equivalents, end of year ..............................         $ 3,658,625            $ 1,108,204
                                                                                ===========            ===========

Other information
  Interest paid .......................................................         $      -0-              $     3,053
                                                                                ===========            ===========

 Non-cash transactions additions to asset retirement obligation .......         $    26,000            $      --
                                                                                ===========            ===========

                            The accompanying notes are an integral part of these statements.

                                                           6

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2005


Note 1   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited. However, in our opinion, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. Interim results of operations are not necessarily indicative of results for subsequent interim periods or the remainder of the year. These financial statements should be read in conjunction with our Annual Report on Form 10-KSB for the year ended June 30, 2005.

     Except for the historical information contained in this Form 10-QSB, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2005.


Note 2   RECEIVABLE - RELATED PARTIES

     The receivable from related parties constitutes amounts due from officers and consultants for joint operating costs of wells operated by us. The transactions are in the normal course of business and provide for the same terms as other unaffiliated joint owners and are repaid in a normal business cycle.


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

     A reconciliation of our liability for the year ended September 30, 2005 is as follows:

                  Asset retirement obligations as of
                  June 30, 2005                               $  96,210
                  ARO additions                                  26,000
                  Liabilities settled                               -0-
                  Accretion expense                                 -0-*
                  Revision of estimate                              -0-
                                                              ---------
                  Asset retirement obligation as of
                  September 30, 2005                          $ 122,210
                                                              =========

                  * Accretion not material


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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $461,302 for the three months ended September 30, 2005 and $221,618 for the three months ended September 30, 2004.


                                                                     Three Months Ended
                                             September 30, 2005                              September 30, 2004
                                     ----------------------------------     -----------------------------------------

                                                                 Per                                      Per
                                      Net                        Share      Net                           Share
                                     Income         Shares       Amount     Income        Shares          Amount
                                     -----------    ---------   --------    ----------    -----------     -----------

Basic earnings per share:

Net income and share amounts          $  461,302    6,745,808    $   .07    $  221,618     6,235,824         $   .04

Dilutive securities:
stock options                               --        527,000        --                      392,000

Repurchased shares                          --       (109,565)       --                     (205,935)
                                      -------------------------------------------------------------------------------
Diluted earnings per share:

Net income and assumed  share
conversion                            $  461,302     7,163,243    $   .06    $ 221,618     6,421,889          $   .04
                                      ==========    ==========    =======    =========     =========          ========

Note 5   STOCKHOLDERS' EQUITY

     Stock Options
     -------------

     On August 15, 2005, a consultant exercised options for 25,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share. The consultant paid us $14,250 to exercise his options on the 25,000 shares.

     As of September 30, 2005, we had an aggregate of 527,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:

                                                              Number of         Weighted Average Exercise
                                                              Shares            Price of Shares Under Plans
                                                              ------            ---------------------------

         Outstanding balance June 30, 2005                     552,000                  $1.559
                                                                                        ======

         Granted                                                   -0-                      --
                                                                                        ======

         Exercised                                             (25,000)                    .57
                                                                                        ======

         Forfeited or expensed                                     -0-                      --
                                                                                        ======
                                                              -------

         Outstanding balance September 30, 2005                527,000                  $1.606
                                                              ========                  ======

         The following table summarizes information concerning outstanding and exercisable options as of September 30, 2005:

                                             Outstanding                    Exercisable
                                    ---------------------------       -------------------------
                                    Weighted
                                    Average          Weighted                           Weighted
                                    Remaining        Average                            Average
         Exercise  Number           Contractual      Exercisable       Number           Exercise
          Price   Outstanding       Life In Years    Price            Exercisable       Price
         -------- -----------       -------------    -----------      -----------       --------

         $ .57    117,000           08/15/2006(1)    $ .57                 -0-            $ .57

           .57    150,000           08/15/2007(1)      .57                 -0-              .57

         2.67     260,000           01/01/2007(1)     2.67                 -0-             2.67
                  -------

                  527,000

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


Note 6            MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from various sources (oil and gas sales) as follows:

                                                  The Company
                                                  -----------

                                      A           B                 C       D
                                      -           -                 -       -
         Quarter ended:

         September 30, 2005           46%         40%               *       11%
         September 30, 2004           26%         55%               11%     *

         * Less than 10%.


Note 7   INCOME TAXES

     We have recorded a deferred income tax liability of $1,195,883 as of September 30, 2005. During the first quarter of 2005, we used no net operating loss carryforwards leaving approximately $164,000 in available federal net operating loss carryforwards as of September 30, 2005.

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

     At September 30, the income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                                                        2005
                                                                    ------------
Deferred tax assets:

  Federal tax loss
    carryforwards                                                   $   149,133
  Asset retirement obligation                                            10,999
                                                                    -----------

                                                                        160,132

Deferred tax (liabilities):

  Property, plant and equipment                                             277
  Oil and gas properties                                             (1,356,292)
                                                                    -----------

                                                                     (1,356,015)
                                                                    -----------
                                                                    $(1,195,883)

     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two years ended September 30 is as follows:

                                                    2005
                                                    ----
Statutory federal income
  tax rate                                           34%

Less:  Net operating losses and
          Future deductions                         (15)%
                                                   ----

Net federal income tax rate                          19%

Statutory state income tax
  rate, net of federal benefit                        9%


Effective rate                                       28%
                                                    ====

Note 7            INCOME TAXES (CONTINUED)

         The provision for income taxes consists of the following components:

                                                         2005             2004
                                                       --------         --------

Current tax expense, state                             $   --           $   --

Deferred tax expense                                    180,395          168,163
                                                       --------         --------

Total income tax provision                             $180,395         $168,163
                                                       ========         ========

     We have available federal net operating loss carryforwards of approximately $164,000 (net operating losses expire beginning June 30, 2023 through the year ending June 30, 2026).


Note 8   DRILLING COMMITMENTS AND CONTINGENCIES

     We have a proposed drilling budget for the period October through December 2005. The budget includes drilling four wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program is set forth in the following table:


                                                                                           Completion &
                    Area                       Wells            Drilling Costs           Equipping Costs             Total
      ----------------------------------    ------------     ---------------------    -----------------------    --------------

      Denverton Creek Field,                     1                       $170,000                    $76,000          $246,000
      Solano County, CA

      West Grimes Field                          1                        139,000                     86,000           225,000
      Colusa County,
      CA

      Buckeye, Colusa                            1                        165,000                    132,000           297,000
      County, CA

      Winters, Yolo                              1                         85,000                     81,000           166,000
      County, CA
                                            ------------     ---------------------    -----------------------    --------------

      Total Expenditure                          4                       $559,000                   $375,000          $934,000
                                            ============     =====================    =======================    ==============

Note 9   SUBSEQUENT EVENTS

     The Kalfsbeek #1-13 well located in the Buckeye Gas Field, Colusa County, California, was drilled to a depth of 8,800 feet and encountered approximately 90 feet of potential gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. Several of these Forbes intervals were perforated and tested gas at a stabilized rate of 2,909 MCFPD with a flowing tubing pressure of 2,005 psig and a flowing casing pressure of 2,080 psig. The shut in tubing and casing pressures were 3,250 psig. Aspen has a 30.625% operated working interest in this well.

     The WGU #15-10 well located in the West Grimes Gas Field, Colusa County, California, was directionally drilled to a depth of 8,520 feet (7,975 feet
     TVD) and encountered approximately 100 feet of potential gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. Aspen has a 21% operated working interest in this well.

     The Street #1-3 well located in the Dry Slough Gas Field, Yolo County, California, was directionally drilled to a depth of 6,450 feet (5,563 feet
     TVD) and encountered approximately 45 feet of potential gas pay in several intervals in the Starkey and Winters formations. Production casing was run based on favorable mud log and electric log responses. The well will be completed in the near future. Aspen has a 21.875% operated working interest in this well.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This segment should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2005, which has been filed with the Securities and Exchange Commission. The management discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 51 gas wells and have a non-operated interest in 15 additional gas wells.

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

     Where possible, we attempt to be the operator of each property we invest in. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 53% of our selling, general and administrative expenses.

Outlook and Trends
------------------

     We expect our natural gas production to increase substantially during fiscal 2006 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the gas price for our product will be in the range of $7.00 to $13.00 per MMBTU for the fiscal year ended June 30, 2006 as compared to the gas price of $6.20 during our 2005 fiscal year.

     Over the past five years we have been able to replace the majority of our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past two years, from a low of $2.78 per MMBTU average during the first quarter of fiscal 2003 to $7.26 per MMBTU for the quarter ended September 30, 2005.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past five years has been 88%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk as well as anyone in the industry.

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

     To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. During the period November 1, 2005 through March 31, 2006, we are contractually obligated to deliver 3,750 MMBTU per day to two of our natural gas purchasers as follows:

         1,000 MMBTU/Day @ $8.43 per MMBTU
         1,000 MMBTU/Day @ $8.40 per MMBTU
            500 MMBTU/Day @ $9.49 per MMBTU
            500 MMBTU/Day @ $9.48 per MMBTU
            750 MMBTU/Day @ $11.02 per MMBTU

The average price received during the first quarter of fiscal 2006 for our natural gas was approximately $7.21 per MMBTU.

Liquidity and Capital Resources
-------------------------------

     We have historically financed our operations with internally generated funds and limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling, completion and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

     Cash of $1,315,224 and $344,477 was provided by our operations for the three months ended September 30, 2005 and 2004. The 2005 period generated net income of $461,302, and we were able to generate increased positive cash flow from operations during the first three months of fiscal 2005 as compared to the 2004 period (when we generated net income of $221,618) because of:

         An increase in oil and gas sales (52%) due to increased volumes sold (13%) and the price received for our gas (37%); and

         An increase in accounts payable and accrued expenses of $617,193 in 2005 (which conserved cash) compared to a decrease in accounts payable and accrued expenses of $143,242 (which used cash during the 2004 period); and

         These changes were offset by increased depletion, depreciation and amortization expense of $254,336 in 2005 compared to $156,000 in 2004.

     Investing activities used cash to increase net capitalized oil and gas costs of $1,100,995 and $528,149 in the three months ended September 30, 2005 and 2004. Cash in the current three month period ended September 30, 2005 was used for lease acquisition, seismic work, intangible drilling and well workovers ($878,875), and the purchase of oil and gas well equipment ($222,120). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling, completion and construction budget for the period October through December 2005. The budget includes drilling four wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program over the next three months is set forth in the following table:

                                                                                           Completion &
                    Area                       Wells            Drilling Costs           Equipping Costs             Total
      ----------------------------------    ------------     ---------------------    -----------------------    --------------

      Denverton Creek Field,                     1                       $170,000                    $76,000          $246,000
      Solano County, CA

      West Grimes Field                          1                        139,000                     86,000           225,000
      Colusa County,
      CA

      Buckeye, Colusa                            1                        165,000                    132,000           297,000
      County, CA

      Winters, Yolo                              1                         85,000                     81,000           166,000
      County, CA
                                            ------------     ---------------------    -----------------------    --------------

      Total Expenditure                          4                       $559,000                   $375,000          $934,000
                                            ============     =====================    =======================    ==============

     Our working capital (current assets less current liabilities) at September 30, 2005, was $2,418,673, which reflects an approximate $190,700 decrease from our working capital at June 30, 2005. Our working capital declined by 7.3% during the first quarter of our 2005 fiscal year because of an increase in advances from joint owners of $325,000 that were not expended for drilling projects at September 30, 2005, and an increase in accounts payable of $293,000. These increases were offset somewhat by the increase in cash and accounts receivable of $429,000. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities. Based on national and international concerns, we anticipate that our gas production will continue to provide us with sufficient cash flow through our current fiscal year and beyond. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

     Our capital requirements can fluctuate over a twelve month period because the majority of our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

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

Results of Operations
---------------------

September 30, 2005 Compared to September 30, 2004
-------------------------------------------------

For the three months ended September 30, 2005, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2005, period our revenues increased by approximately $410,000 as compared to the comparable period of our 2004 fiscal year because of:

         Increased production (146,400 MMBTU sold as compared to 130,000 MMBTU sold during the first three months of our 2004 fiscal year);

         Increased price received for our production (an average of $7.26 per MMBTU during the first three months of our 2006 fiscal year as compared to $5.31 per MMBTU received during that period in 2005); and

         Increased management fees received ($120,900 during fiscal 2006 as compared to $82,100 during fiscal 2005) because we were operators of more wells during 2006 (51 wells compared to 48 wells in 2005).

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by quarter for the three months of fiscal 2005, 2004, 2003 and 2002:

                                                          For the Three Months Ended
                                              ------------ ------------ ------------- ------------
                                                9/30/05     9/30/2004    9/30/2003     9/30/2002
                                              ------------ ------------ ------------- ------------

Total revenues                                     100.0%       100.0%        100.0%       100.0%

Oil & gas production costs                            5.9          8.2          10.1         14.3
                                              ------------ ------------ ------------- ------------
Income from operations                               94.1         91.8          89.9         85.7
                                              ------------ ------------ ------------- ------------

Costs and expenses
  Depreciation and depletion                         21.3         19.9          32.9         32.2
  Selling, general and administrative                19.0         21.8          44.1         70.1
  Interest expense                                     .0           .3            .0           .0
                                              ------------ ------------ ------------- ------------
Total costs and expenses                             40.3         42.0          77.0        102.3
                                              ------------ ------------ ------------- ------------

Income before income taxes                           53.8         49.8          12.9       (16.6)

Provision for income taxes                           15.1         21.4            .0           .0

                                               ------------ ------------ ------------- ------------
Net income (loss)                                    38.7         28.4          12.9       (16.6)
                                              ============ ============ ============= ============


To facilitate discussion of our operating results for the three months ended
September 30, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:


                                                      Comparison of the Fiscal
                                                  Three Months Ended September 30,            Increase (Decrease)
                                              ---------------------------------------- --------------------------------
                                                      2005                2004              Amount        Percentage
                                              ------------------- -------------------- --------------- ----------------
       Revenues:
       Oil and gas sales                              $1,062,543             $697,553       $ 364,990         52%
       Management fees                                   120,924               82,057          38,867          47
       Interest and other                                 10,701                4,689           6,012         128
                                               ------------------- -------------------- --------------- ---------------
         Total revenues                                1,194,168              784,299         409,869          52
                                               ------------------- -------------------- --------------- ---------------

       Cost and expenses:
       Oil and gas production                             71,019               64,361           6,658          10
       Depreciation and depletion                        254,336              156,000          98,336          63
       Selling, general and administrative               227,116              171,104          56,012          33
       Interest expense                                        0                3,053          (3,053)       (100)
                                               ------------------- -------------------- --------------- ---------------
          Total costs and expenses                       552,471              394,518         157,953          40
                                               ------------------- -------------------- --------------- ---------------

       Income before taxes                               641,697              389,781
       Provision for income taxes                        180,395              168,163
                                              ------------------- -------------------
       Net income                                       $461,302             $221,618
                                              =================== ===================

Central to the issue of success of the three months operations ended September 30, 2005 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                            Oil & Gas           MMBTU                 (1)
                                              Sales              Sold             Price/MMBTU
                                          --------------    ---------------    ------------------
         2006
         ----------------------------
         lst Quarter                         $1,062,543            146,445                 $7.26
                                          --------------    ---------------    ------------------

         2005
         ----------------------------
         lst Quarter                            697,553            130,000                  5.31
         2nd Quarter                          1,132,359            177,350                  6.37
         3rd Quarter                          1,103,687            169,150                  6.52
         4th Quarter                            919,578            145,500                  6.30
                                          --------------    ---------------    ------------------
           Year to date                       3,853,177            622,000                  6.20
                                          --------------    ---------------    ------------------

         2004
          ----------------------------
         lst Quarter                            341,926             72,600                  4.75
         2nd Quarter                            362,942             79,900                  4.64
         3rd Quarter                            401,941             71,900                  5.28
         4th Quarter                            481,441             80,600                  5.97
                                           --------------    ---------------    -----------------
           Year to date                       1,588,250            305,000                  5.17
                                           --------------    ---------------    -----------------

         2003
         ----------------------------
         lst Quarter                            198,431             65,800                  2.78
         2nd Quarter                            241,700             63,700                  3.76
         3rd Quarter                            314,222             57,900                  5.47
         4th Quarter                            314,445             60,600                  5.19
                                          --------------    ---------------    ------------------
            Year to date                      1,068,798            248,000                  4.23
                                           --------------    ---------------    -----------------

         First Quarter change
          ----------------------------
         2006
         ----------------------------
         Amount                                $364,990             16,445                 $1.95
         Percentage                                 52%                13%                   37%
         2005
         ----------------------------
         Amount                                $355,627             57,400                  $.56
         Percentage                                104%                79%                   12%


(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the first three months of fiscal 2006 and during the twelve months of fiscal 2005. As the table above notes, revenue has increased approximately 52% when comparing the three month periods ended September 30, 2005 and 2004. Volumes sold increased approximately 13%, while the price received for our product increased 37%.

Total revenue increased $365,000, or 52% when comparing the two periods, while operating and production costs increased $6,660, or 10%. Our results during the current period were favorable in part because we were able to keep increases in our production costs significantly less than the increases in prices received for natural gas. The 10% increase in production costs is even less than the 13% increase in volumes produced.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 48% for the three months ended September 30, 2004 to approximately 53% at September 30, 2005.

When comparing general and administrative expense for 2006 and 2005, costs increased approximately $56,000, or 33%, primarily because of increases in promotion and advertising ($24,000), accounting and audit fees ($13,000), legal fees, medical insurance, corporate reporting and consulting fees and other ($19,000).

Results of operations and net income are presented in the following table:

                                           Quarterly Financial Information (unaudited)
                                                                                                         Income (loss)
                                                        (1)                      (2)                  Before Income Taxes
                                     Total           Operating              Income (loss)                  Per Share
                                    Revenues           Income            Before Income Taxes        Basic          Diluted
                                 ---------------    -------------      ------------------------    ---------     -------------
    2006
    ------------------------     ---------------    -------------      ------------------------    ---------     -------------
    lst Quarter                      $1,194,168       $1,112,448                      $641,697        $.095             $.090
                                 ---------------    -------------      ------------------------    ---------     -------------

    2005
    ------------------------
    1st Quarter                         784,299          715,249                       389,781         .063              .061
    2nd Quarter                       1,190,333        1,092,632                       729,748         .074              .070
    3rd Quarter                       1,163,746        1,056,268                       703,738         .109              .109
    4th Quarter                         980,926          908,704                       382,957         .094              .090
                                  ---------------    -------------      ------------------------    ---------     -------------
      Total                           4,119,304        3,772,853                     2,206,224          .34               .33
                                  ---------------    -------------      ------------------------    ---------     -------------

    2004
    ------------------------
    lst Quarter                         388,337          348,739                        50,197          .01               .01
    2nd Quarter                         433,317          365,761                        93,022          .01               .01
    3rd Quarter                         440,127          354,642                        76,762          .01               .01
    4th Quarter                         558,899          509,066                       145,664          .02               .01
                                 ---------------    -------------      ------------------------    ---------     -------------
      Total                           1,820,680        1,578,208                       365,645          .05               .05
                                 ---------------    -------------      ------------------------    ---------     -------------

    2003
    ------------------------
    lst Quarter                         264,896          232,246                      (44,238)       (.008)            (.007)
    2nd Quarter                         279,080          237,155                      (15,660)       (.003)            (.003)
    3rd Quarter                         337,476          271,845                        28,748         .005              .005
    4th Quarter                         432,369          272,421                       133,876         .023              .022
                                  ---------------    -------------      ------------------------    ---------     -------------
      Total                          $1,313,821       $1,013,667                      $102,726         $.02              $.02
                                  ---------------    -------------      ------------------------    ---------     -------------

(1) Operating income is oil and gas sales plus management fees less direct operating costs.
(2) Before provision for deferred income taxes.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the three month periods ended September 30, 2005 and 2004. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.




Contractual Obligations:
------------------------

We had five contractual obligations as of September 30, 2005. The following table lists our significant liabilities at September 30, 2005:

                                                                        Payments Due By Period
                                       ------------------------------------------------------------------------------------------
                                         Less than                                                After
Contractual Obligations                    1 year           2-3 years         4-5 years          5 years              Total
----------------------------------     ---------------    --------------    --------------    ---------------     ---------------

Employment Obligations                       $222,200          $468,200           $87,200               $-0-            $777,600

Contract Services                              30,000               -0-               -0-                -0-              30,000
Obligations

Operating Leases                                9,500             1,600               -0-                -0-              11,100
                                       ---------------    --------------    --------------    ---------------     ---------------

Total contractual
  cash obligations                           $261,700          $469,800           $87,200               $-0-            $818,700
                                       ===============    ==============    ==============    ===============     ===============

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month to month lease agreement beginning January 1, 2005 on the Denver office at a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the three months ended September 30, 2005 and 2004 was $6,163 and $6,033, respectively.

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


PART II

Item 1.  Legal Proceedings.
         -----------------

     There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ----------------------------------------------------------
     None during the period

Item 3.           Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.
         -----------------
     None.

Item 6.  Exhibits.
         --------

31.      Rule 13a-14(a) Certification
32.      Section 1350 Certification

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                    ASPEN EXPLORATION CORPORATION



                                    /s/ Robert A. Cohan
                                    --------------------------------------------
                                    By:  Robert A. Cohan,
November 10, 2005                  Chief Executive Officer,
                                    Principal Financial Officer