Form 10QSB
period 2005-12-31
ASPEN EXPLORATION CORP
filed 2006-02-10
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Indicate by check mark whether Aspen Exploration Corporation is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

           Class                                 Outstanding at February 9, 2006
           -----                                 -------------------------------
Common stock, $.005 par value                               6,776,641

Transitional small business disclosure format: ___ Yes    XX No


Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                              December 31,      June 30,
                                                                  2005            2005
                                                              ------------    ------------
Current Assets:
Cash and cash equivalents, including $2,455,406 and
$2,812,971 of invested cash at December 31, 2005 and
June 30, 2005 respectively ................................   $  3,370,131    $  3,430,146
Accounts receivables ......................................      1,511,881         614,720
Receivable, related party .................................         38,153          13,000
Prepaid expenses ..........................................         10,283          15,422
Precious metals ...........................................         18,823          18,823
                                                              ------------    ------------

     Total current assets                                        4,949,271       4,092,111
                                                              ------------    ------------

Investment in oil and gas properties, at cost (full cost
method of accounting) .....................................     11,890,506       9,670,383

Less accumulated depletion and valuation allowance ........     (5,087,090)     (4,587,090)
                                                              ------------    ------------

                                                                 6,803,416       5,083,293
                                                              ------------    ------------
Property and equipment, at cost:
Furniture, fixtures and vehicles ..........................        122,576         154,819
Less accumulated depreciation .............................        (44,341)        (74,044)
                                                              ------------    ------------
                                                                    78,235          80,775
                                                              ------------    ------------
     TOTAL ASSETS .........................................   $ 11,830,922    $  9,256,179
                                                              ============    ============

                                  (Statement Continues)
                     See notes to Consolidated Financial Statements


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                    December 31,      June 30,
                                                        2005            2005
                                                    ------------    ------------
Current liabilities:
Accounts payable and accrued expenses ...........   $  1,258,829    $    655,190
Accounts payable - related party (Note 2) .......          8,267         103,233
Income taxes payable (Note 7) ...................        209,256               0
Advances from joint interest owners .............        553,774         710,477
Asset retirement obligation (Note 3) ............         40,494          13,826
                                                    ------------    ------------

Total current liabilities .......................      2,070,620       1,482,726
                                                    ------------    ------------

Asset retirement obligation, net of current
portion (Note 3) ................................         81,716          82,384

Deferred income taxes (Note 7) ..................      1,378,286       1,015,488
                                                    ------------    ------------
Total long term liabilities .....................      1,460,002       1,097,872
                                                    ------------    ------------
Total liabilities ...............................      3,530,622       2,580,598
                                                    ------------    ------------
Stockholders' equity:
(Notes 1 and 5):
Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At December 31, 2005,
    6,768,308 shares and June 30, 2005, 6,733,308         33,841          33,666
Capital in excess of par value ..................      6,806,396       6,728,321
Retained earnings (deficit) .....................      1,497,396         (69,169)
Deferred compensation and consulting fees .......        (37,333)        (17,237)
                                                    ------------    ------------
Total stockholders' equity ......................      8,300,300       6,675,581
                                                    ------------    ------------
Total liabilities and stockholders' equity ......   $ 11,830,922    $  9,256,179
                                                    ============    ============


                 See Notes to Consolidated Financial Statements


                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                    December 31,                 December 31,
                                                 2005          2004           2005          2004
                                             -----------   -----------    -----------   -----------
Revenues:
  Oil and gas ............................   $ 2,017,233   $ 1,132,359    $ 3,079,776   $ 1,829,912
  Management fees ........................        82,162        59,768        203,086       141,825
                                             -----------   -----------    -----------   -----------
Total Revenues ...........................     2,099,395     1,192,127      3,282,862     1,971,737
                                             -----------   -----------    -----------   -----------

Costs and expenses:
  Oil and gas production .................       121,151        99,495        192,170       163,856
  Depreciation, depletion and amortization       254,704       154,001        509,040       310,001
  Selling, general and administrative ....       235,946       205,364        463,062       376,468
                                             -----------   -----------    -----------   -----------
Total Costs and Expenses .................       611,801       458,860      1,164,272       850,325
                                             -----------   -----------    -----------   -----------
Operating Income .........................     1,487,594       733,267      2,118,590     1,121,412
Other income (expense)
  Interest and other, net ................         9,328        (1,794)        20,029         2,895
  Interest (expense) .....................             0        (1,724)             0        (4,778)
                                             -----------   -----------    -----------   -----------
Income before taxes ......................     1,496,922       729,749      2,138,619     1,119,529
Provision for income taxes ...............       391,659       267,674        572,054       435,837
                                             -----------   -----------    -----------   -----------
Net income ...............................   $ 1,105,263   $   462,075    $ 1,566,565   $   683,692
                                             ===========   ===========    ===========   ===========
Basic income per common share ............   $       .16   $       .07    $       .23   $       .11
                                             ===========   ===========    ===========   ===========
Diluted income per common share ..........   $       .16   $       .07    $       .22   $       .10
                                             ===========   ===========    ===========   ===========
Basic weighted average number of
common shares outstanding ................     6,756,351     6,284,788      6,756,351     6,284,788
                                             ===========   ===========    ===========   ===========
Diluted weighted average number of
common shares outstanding ................     7,125,295     6,576,591      7,125,295     6,576,591
                                             ===========   ===========    ===========   ===========


                             The accompanying notes are an integral
                                    part of these statements.


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six months ended December 31,
                                                           2005           2004
                                                       -----------    -----------
Cash flows from operating activities:
-------------------------------------

Net income .........................................   $ 1,566,565    $   683,692

Adjustments to reconcile net income to net cash provided (used) by operating activities:

  Depreciation, depletion and amortization .........       509,040        310,001
  Amortization of deferred compensation ............        43,904         15,082
  Deferred income tax provision ....................       572,054        435,837

Changes in assets and liabilities:

  Increase in receivable ...........................      (922,314)       (81,703)
  Decrease in prepaid expense ......................         5,139          7,724
  Increase in accounts payable and accrued expense .       351,970        762,109
                                                       -----------    -----------
  Net cash provided by operating activities ........     2,126,358      2,132,742
                                                       -----------    -----------

Cash flows from investing activities:
-------------------------------------

  Equipment inventory sale .........................         2,000              0
  Additions to oil and gas properties ..............    (2,194,123)    (1,169,965)
  Purchase of producing properties .................             0        (19,248)
  Purchase of furniture and fixtures ...............        (8,500)        (7,360)
                                                       -----------    -----------

  Net cash (used) by investing activities               (2,200,623)    (1,196,573)
                                                       -----------    -----------

Cash flow from financing activities:
------------------------------------

  Common stock options exercised ...................        14,250              0
  Payment of notes payable .........................             0        (75,000)
                                                       -----------    -----------
  Net cash provided (used) by financing activities .        14,250        (75,000)
                                                       -----------    -----------

  Net increase/decrease in cash and cash equivalents       (60,015)       861,169

  Cash and cash equivalents, beginning of year .....     3,430,146      1,329,376
                                                       -----------    -----------

  Cash and cash equivalents, end of year ...........   $ 3,370,131    $ 2,190,545
                                                       ===========    ===========

Other information:

  Interest paid ....................................   $         0    $     4,778
                                                       ===========    ===========

  Non-cash investing and financing activities
  Asset retirement obligation additions ............   $    26,000    $     8,000
                                                       ===========    ===========
  Stock issued for deferred consulting services ....   $    64,000              0
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

                                December 31, 2005


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

     A reconciliation of our liability for the six months ended December 31, 2005 is as follows:

          Asset retirement obligations as of
          June 30, 2005                        $ 96,210
          ARO additions                          26,000
          Liabilities settled                       -0-
          Accretion expense                         -0-*
          Revision of estimate                      -0-
                                               --------
          Asset retirement obligation as of
          December 31, 2005                    $122,210
                                               ========
          *Accretion not material

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

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share. We had a net income of $1,566,565 for the six months ended December 31, 2005 and $683,692 for the six months ended December 31, 2004.

                                                          Six Months Ended
                                        December 31, 2005                  December 31, 2004
                               -----------------------------------  ---------------------------------
                                                            Per                                Per
                                 Net                        Share     Net                      Share
                                 Income         Shares      Amount    Income        Shares     Amount
                               -----------    -----------   ------  -----------   -----------  ------
Basic earnings per share:

Net income and share amounts   $ 1,566,565      6,756,351    $ .23  $   683,692     6,284,788   $ .11

Dilutive securities:
stock options                                     527,000                             392,000

Repurchased shares                               (158,056)                           (100,197)
                               -----------    -----------   ------  -----------   -----------  ------
Diluted earnings per share:

Net income and assumed share
conversion                     $ 1,566,565      7,125,295    $ .22  $   683,692     6,576,591   $ .10
                               ===========    ===========    =====  ===========   ===========   =====



Note 5     STOCKHOLDERS' EQUITY

     Stock Options
     -------------

     On August 15, 2005, a consultant exercised options for 25,000 shares of our common stock granted March 14, 2002 at an average price of $0.57 per share.
     The consultant paid us $14,250 to exercise his options on the 25,000 shares.

     As of December 31, 2005, we had an aggregate of 527,000 common shares reserved for issuance under our stock option plans. These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards.

     The following information summarizes information with respect to options granted under our equity plans:

                                             Number of   Weighted Average Exercise
                                              Shares    Price of Shares Under Plans
                                              ------    ---------------------------

     Outstanding balance June 30, 2005        552,000            $ 1.559
                                                                 =======

     Granted                                      -0-              --
                                                                 =======

     Exercised                                (25,000)              .57
                                                                 =======

     Forfeited or expensed                        -0-              --
                                                                 =======
                                             --------

     Outstanding balance December 31, 2005    527,000            $ 1.606
                                             ========            =======


     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

                                     Outstanding                Exercisable
                            ----------------------------   ----------------------
                            Weighted
                            Average          Weighted                    Weighted
                            Remaining        Average                     Average
     Exercise  Number       Contractual      Exercisable   Number        Exercise
      Price   Outstanding   Life In Years    Price         Exercisable   Price
      -----   -----------   -------------    -----         -----------   -----

     $ .57    117,000       08/15/2006(1)    $ .57            -0-        $ .57

       .57    150,000       08/15/2007(1)      .57            -0-          .57

      2.67    260,000       01/01/2007(1)     2.67            -0-         2.67
              -------

              527,000
              =======

     (1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

     We account for stock options using APB No. 25 for directors and employees and SFAS No. 123 for consultants.

     We have adopted SFAS Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" - an amendment of FASB Statement No. 123. SFAS No. 148 amends No. SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting standard.

     There were 260,000 options granted in 2005. Directors and employees were granted 235,000 and consultants were granted 25,000. The consultant options were valued using the fair value method of SFAS No. 123 as calculated by the Black-Scholes option-pricing model. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 159.54%, risk free interest rates of 3.92% and expected lives of 4.5 years. The resulting compensation expense relating to the option grant to directors and employees of $549,821 and consultant of $58,492 will be included as an operating expense ratably over the vesting period. The options vest one-third in each of January 2006, 2007 and 2008.


Note 6     MAJOR CUSTOMERS

     We derived in excess of 10% of our revenue from oil and gas sales made to two customers, as follows. One of these (Calpine Corporation, Customer B) has filed a petition for protection under the federal bankruptcy laws as described in Note 8, below.

                                       The Company
                                       -----------

                                       A          B
                                       -          -
         Quarter ended:

           December 31, 2005          66%         26%
           December 31, 2004          35%         50%

     We do not believe that the concentration of our revenues from these two customers constitutes a significant risk to us because there are other customers available to purchase our oil and gas production, and because the market for oil and gas is driven by many factors beyond local economics and the relationship between a single customer and producer.


Note 7     INCOME TAXES

     We have recorded a deferred income tax liability of $1,378,286 and an estimated current income tax liability of 209,256. During the first six months of fiscal 2006, we used all of our net operating loss carryforwards.

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

     At December 31, the income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                               2005           2004
                                           -----------    -----------
         Deferred tax assets:

           Federal tax loss
             carryforwards                 $         0    $   285,462
           Asset retirement obligation         133,354          4,727
                                           -----------    -----------

                                               133,354        290,189
                                           -----------    -----------

         Deferred tax (liabilities):

           Property, plant and equipment           521         (1,855)
          Oil and gas properties            (1,720,375)    (1,020,491)
                                           -----------    -----------

                                            (1,720,896)    (1,022,346)
                                           -----------    -----------
                                           $ 1,587,542    $   732,157
                                           ===========    ===========


     A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for the two six month periods ended December 31 is as follows:

                                                 2005    2004
                                                 ----    ----
                 Statutory federal income
                   tax rate                        34%     34%

                 Other                             (3)%    (4)%
                                                  ---     ---


                 Net federal income tax rate       31%     30%

                 Statutory state income tax
                   rate, net of federal benefit     9%      9%

                                                  ---     ---

                 Effective rate                    40%     39%
                                                  ===     ===

     The provision for income taxes consists of the following components:

                                               2005       2004
                                             --------   --------

                Current tax expense,
                  state                      $209,256   $      0

                Deferred tax expense          362,798    435,837
                                             --------   --------

                Total income tax provision   $572,054   $435,837
                                             ========   ========


Note 8     CONTINGENCIES AND DRILLING COMMITMENTS

     On December 20, 2005 Calpine Corporation, one of our major purchasers of natural gas (currently purchases about 25% of our gas), filed for Chapter 11 bankruptcy protection in New York. At the time of the filing, Calpine Corporation owed us, exclusive of etal participation, approximately $193,000. We believe that the amount due to us at the filing will be collectible, but because of issues associated with all bankruptcies, we cannot offer any assurance that it will be collected. We will continue to monitor the situation with respect to collectibility and take further actions as we determine to be appropriate.

     We have a proposed drilling budget for the period January through March 2006. The budget includes drilling seven wells in the Sacramento gas province of northern California and one well in Kern County, California. Our share of the estimated costs to complete this program is set forth in the following table:

                                                        Completion &
                                                         Equipping
          Area                   Wells    Drilling Costs   Costs        Total
------------------------       ---------- -------------- ----------   ----------

Denverton Creek Field,                  2   $  380,000   $  130,000   $  510,000
Solano County, CA

West Grimes Field                       3      264,000       80,000      344,000
Colusa County, CA

Malton Black Butte                      2      168,000       87,000      255,000
Field, Colusa County, CA

San Emidio Field,                       1      203,000       56,000      259,000
Kern County, CA
                               ----------   ----------   ----------   ----------

Total Expenditure                       8   $1,015,000   $  353,000   $1,368,000
                               ==========   ==========   ==========   ==========

Note 9     NEW ACCOUNTING PRONOUNCEMENTS

FASB 151 - Inventory Costs

     In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement became effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement has not any and will not have any material impact on our financial statements.

FASB 153 - Exchanges of Non-monetary Assets

     In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on our financial statements.

FASB 123 (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to FASB Statement No. 123, "Accounting for Stock Based Compensation". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has complied with this Statement as of the effective date.


Note 10    SUBSEQUENT EVENTS

     The Kalfsbeek #1-13 well located in the Buckeye Gas Field, Colusa County, California, was drilled to a depth of 8,800 feet and encountered gas pay in several intervals in the Forbes formation. Several of these Forbes intervals were perforated and tested gas on a 1/4 inch choke at a flow rate of 2,909 MCFPD with a flowing tubing pressure of 2,005 psig. Gas sales commenced on January 13, 2006 at a flow rate of 1,750 MCFPD with a flowing tubing pressure of 2,500 psig. Aspen has a 30.625% operated working interest in this well.

     The Merrill #31-2 well located in the Malton Black Butte Field, Tehama County, California, was drilled to a depth of 2,450 feet and encountered approximately 40 feet of potential gas pay in the Lower Kione formation. Production casing was run based on favorable mud log and electric log responses. This well also encountered approximately 100 gross feet of partially depleted gas sand in the Upper Kione formation, which yielded valuable data regarding the possibility of drilling a future under balanced horizontal well in this zone. The Upper Kione is a prolific gas producing zone in this area. Aspen has a 31% operated working interest in this well.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This segment should be read in conjunction with the management's discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2005, which has been filed with the Securities and Exchange Commission. The management's discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth discussed herein and in our Form 10-KSB under "Item 6. Management's Discussion and Analysis of Financial Conditions or Plan of Operation - Factors that may affect future operating results." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB.

Overview
--------

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 54 gas wells and have a non-operated interest in 15 additional gas wells.

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

     Where possible, we attempt to be the operator of each property we invest in. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 44% of our selling, general and administrative expenses.

Outlook and Trends
------------------

     We expect our natural gas production to increase substantially during fiscal 2006 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they commence gas sales, their initial rate of production, and their production decline rates. We also anticipate that the gas price for our product will be in the range of $4.00 to $10.00 per MMBTU for the fiscal year ended June 30, 2006 as compared to the average gas price of $6.20 received during our 2005 fiscal year.

     Over the past five years we have been able to replace the majority of our produced reserves and increase our yearly natural gas production. We have also benefited from a general increase in natural gas prices over the past three years, from a low of $3.76 per MMBTU average during the second quarter of fiscal 2003 to $10.14 per MMBTU for the quarter ended December 31, 2005.

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

     The prices that we receive for the oil and natural gas (including natural gas liquids) produced are impacted by many factors that are outside of our control. Historically, these commodity prices have been volatile and we expect them to remain volatile. Prices for oil and natural gas are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, the world political situation, basis differentials and other factors. As a result, we cannot accurately predict future natural gas and NGL (natural gas liquids) prices, and therefore, we cannot determine what effect increases or decreases in production volumes will have on future revenues.

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

The average price received during the first six months of fiscal 2006 for our natural gas was approximately $8.85 per MMBTU.

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

     Cash of $2,126,358 and $2,132,742 was provided by our operations for the six months ended December 31, 2005 and 2004. The 2005 period generated net income of $1,566,565, and we were able to generate increased positive cash flow from operations during the first six months of fiscal 2006 as compared to the 2005 period (when we generated net income of $683,692) because of:

     An increase in oil and gas sales (68%) due to increased volumes sold (13%) and price received for our gas (49%); and

     An increase in accounts payable and accrued expenses of $351,970 in 2005 (which conserved cash) compared to an increase in accounts payable and accrued expenses of $762,109; and

     These changes were offset by increased estimated depletion, depreciation and amortization expense of $509,040 in 2006 compared to $310,001 in 2005.

     Investing activities used cash to increase net capitalized oil and gas costs and office equipment of $2,200,623 and $1,196,573 in the six months ended December 31, 2005 and 2004. Cash in the current six month period ended December 31, 2005 was used for lease acquisition, seismic work, intangible drilling and well workovers ($1,732,653), the purchase of oil and gas well equipment ($459,470), and office equipment of ($8,500). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

     We have a proposed drilling budget for the period January through March 2006. The budget includes drilling seven wells in the Sacramento gas province of northern California and one well in Kern County, California. Our share of the estimated costs to complete this program is set forth in the following table:

                                                        Completion &
                                                         Equipping
          Area                   Wells    Drilling Costs   Costs        Total
-------------------------      ---------- -------------- ----------   ----------

Denverton Creek Field,                  2   $  380,000   $  130,000   $  510,000
Solano County, CA

West Grimes Field                       3      264,000       80,000      344,000
Colusa County, CA

Malton Black Butte                      2      168,000       87,000      255,000
Field, Colusa County, CA

San Emidio Field,                       1      203,000       56,000      259,000
Kern County, CA
                               ----------   ----------   ----------   ----------

Total Expenditure                       8   $1,015,000   $  353,000   $1,368,000
                               ==========   ==========   ==========   ==========

     Our working capital (current assets less current liabilities) at December 31, 2005, was $2,878,651, which reflects an approximate $269,000 increase from our working capital at June 30, 2005. Our working capital increased by 10.3% during the first six months of our 2006 fiscal year because of an increase in accounts receivable ($1,511,881 at December 31, 2005 as compared to $614,720 at June 30, 2005) due to larger production volumes and greater prices received during the period and the Calpine Corporation bankruptcy (leaving a receivable of approximately $193,000 net of etal participation that (at this time) we believe is collectible);

     a decrease in advances from joint owners of $156,700 and accounts payable-related parties of approximately $90,000 that were not expended for drilling projects at December 31, 2005,

which were partially offset by an increase in accounts payable of $508,700 and an increase in taxes payable of $209,000 and a decrease during the period in cash of approximately $60,000.

     We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our obligations. Based on national and international concerns, we anticipate that our gas production will continue to provide us with sufficient cash flow through our current fiscal year and beyond. As discussed herein, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

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

Results of Operations
---------------------

December 31, 2005 Compared to December 31, 2004
-----------------------------------------------

For the six months ended December 31, 2005, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2005, period our revenues increased by approximately $1,311,125 as compared to the comparable period of our 2004 fiscal year because of:

     Increased production (347,800 MMBTU sold as compared to 307,400 MMBTU sold during the first six months of our 2004 fiscal year);

     Increased price received for our production (an average of $8.82 per MMBTU during the first six months of our 2006 fiscal year as compared to $5.92 per MMBTU received during that period in 2005); and

     Increased management fees received ($203,100 during fiscal 2006 as compared to $141,800 during fiscal 2005) because we were operators of more wells during 2006 (54 wells compared to 48 wells in 2005).

Our revenues during the second quarter include revenues accrued from (but not paid by) Calpine Corporation because of its bankruptcy proceeding. We believe that such revenues are collectible and will be collected. If those revenues are ultimately not collected, then our revenues for the three and six months ended December 31, 2005, will decrease by approximately $193,000 of pre-petition receivables and any unpaid post-petition receivables. (See further discussion in Note 8 to the financial statements and "Accounts Receivable," below.)


The following table sets forth certain items from our Condensed Consolidated
Statements of Operations as expressed as a percentage of total revenues for the six months of fiscal 2005, 2004, 2003 and 2002:

                                                            For the Six Months Ended
                                             ------------- ------------- ------------- --------------
                                              12/31/2005    12/31/2004    12/31/2003     12/31/2002
                                             ------------- ------------- ------------- --------------
Total revenues                                      100.0%        100.0%        100.0%         100.0%

Oil & gas production costs                            5.9           8.3          12.5           14.1

                                             ------------- ------------- ------------- --------------
Income from operations                               94.1          91.7          87.5           85.9
                                             ------------- ------------- ------------- --------------

Costs and expenses
  Depreciation and depletion                         15.5          15.7          31.4           33.7
  Selling, general and administrative                14.1          19.0          38.6           63.1
  Interest expense                                      -             -             -              -

                                             ------------- ------------- ------------- --------------
Total costs and expenses                             29.6          34.7          70.0           96.8
                                             ------------- ------------- ------------- --------------

Income before income taxes                           64.5          57.0          17.5          (10.9)

Other income                                          (.6)            -             -              -

Provision for income taxes                           17.4          22.1             -              -

                                             ------------- ------------- ------------- --------------
Net income (loss)                                    47.7          34.9          17.5          (10.9)
                                             ============= ============= ============= ==============


To facilitate discussion of our operating results for the six months ended
December 31, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                              Comparison of the Fiscal
                            Six Months Ended December 31,    Increase (Decrease)
                            -------------------------------------------------------
                                 2005          2004        Amount       Percentage
                             -----------   -----------   -----------    -----------
Revenues:
Oil and gas sales            $ 3,079,776   $ 1,829,912   $ 1,249,864             68%
Management fees                  203,086       141,825        61,261             43
Interest and other                20,029         2,895        17,134            591
                             -----------   -----------   -----------    -----------
  Total revenues               3,302,891     1,974,632     1,328,259             67
                             -----------   -----------   -----------    -----------

Cost and expenses:
Oil and gas production           192,170       163,856        28,314             17
Depreciation and depletion       509,040       310,001       199,039             64
General and administrative       463,062       376,468        86,594             23
Interest expense                    --           4,778        (4,778)           100
                             -----------   -----------   -----------    -----------
  Total costs and expenses     1,164,272       855,103       309,169             36
                             -----------   -----------   -----------    -----------

Income before taxes            2,138,619     1,119,529     1,019,090             91
Provision for income taxes       572,054       435,837       136,217             31
                             -----------   -----------   -----------    -----------
Net income                     1,566,565   $   683,692   $   882,873            129%
                             ===========   ===========   ===========    ===========



Central to the issue of success of the six months operations ended December 31, 2005 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                      Oil & Gas         MMBTU           (1)
                                        Sales           Sold        Price/MMBTU
                                    -------------    -----------    ------------
  2006
  ----------------------------
  lst Quarter                         $1,062,543        146,445           $7.26
  2nd Quarter                          2,017,233        201,371           10.14
                                   --------------    -----------    ------------
    Year to date                       3,079,776        347,816            8.85
                                   --------------    -----------    ------------

  2005
  ----------------------------
  lst Quarter                            697,553        130,000            5.31
  2nd Quarter                          1,132,359        177,350            6.37
  3rd Quarter                          1,103,687        169,150            6.52
  4th Quarter                            919,578        145,500            6.30
                                   --------------    -----------    ------------
    Year to date                       3,853,177        622,000            6.20
                                   --------------    -----------    ------------

  2004
  ----------------------------
  lst Quarter                            341,926         72,600            4.75
  2nd Quarter                            362,942         79,900            4.64
  3rd Quarter                            401,941         71,900            5.28
  4th Quarter                            481,441         80,600            5.97
                                   --------------    -----------    ------------
    Year to date                       1,588,250        305,000            5.17
                                   --------------    -----------    ------------

  2003
  ----------------------------
  lst Quarter                            198,431         65,800            2.78
  2nd Quarter                            241,700         63,700            3.76
  3rd Quarter                            314,222         57,900            5.47
  4th Quarter                            314,445         60,600            5.19
                                   --------------    -----------    ------------
    Year to date                       1,068,798        248,000            4.23
                                   --------------    -----------    ------------

  Second Quarter change
  ----------------------------
  2006
  ----------------------------
  Amount                                $884,874         24,021           $3.77
  Percentage                                 78%            14%             59%
  2005
  ----------------------------
  Amount                                $769,417         97,450           $1.73
  Percentage                                212%           122%             37%


(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the first six months of fiscal 2006 and during the twelve months of fiscal 2005. As the table above notes, revenue has increased approximately 78% when comparing the two three month periods ended December 31, 2005 and 2004. Volumes sold increased approximately 14%, while the price received for our product increased 59%.

Total revenue increased $884,874, or 78% when comparing the two periods, while operating and production costs increased $21,656, or 22%. Our results during the current period were favorable in part because we were able to keep increases in our production costs significantly less than the increases in prices received for natural gas. The 22% increase in production costs is even less than the 78% increase in oil and gas sales.


A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs improved from approximately 38% for the six months ended December 31, 2004 to approximately 44% at December 31, 2005.

When comparing general and administrative expense for 2006 and 2005, costs increased approximately $86,600, or 23%, primarily because of increases in promotion and advertising ($58,900), accounting and audit fees ($11,300), legal fees, medical insurance, corporate reporting and consulting fees and other
($16,400).

Results of operations and net income are presented in the following table:

                                   Quarterly Financial Information (unaudited)
                                                                                               Income (loss)
                                                (1)                      (2)                Before Income Taxes
                             Total           Operating              Income (loss)               Per Share
                            Revenues           Income            Before Income Taxes       Basic         Diluted
                         ---------------    -------------      ----------------------    ---------     -----------
  2006
  -------------------
  lst Quarter                $1,194,168       $1,112,448               $641,697            $.095           $.090
  2nd Quarter                 2,108,723        1,978,244              1,496,922             .222            .210
                         ---------------    -------------      ----------------------    ---------     -----------
    Year to date              3,302,891        3,090,692              2,138,619             .31             .30
                         ---------------    -------------      ----------------------    ---------     -----------

  2005
  -------------------
  1st Quarter                   784,299          715,249                389,781             .063            .061
  2nd Quarter                 1,190,333        1,092,632                729,749             .116            .111
  3rd Quarter                 1,163,746        1,056,268                703,738             .109            .106
  4th Quarter                   980,926          908,704                382,957             .059            .056
                         ---------------    -------------      ----------------------    ---------     -----------
    Total                     4,119,304        3,772,853              2,206,224             .34             .33
                         ---------------    -------------      ----------------------    ---------     -----------

  2004
  -------------------
  lst Quarter                   388,337          348,739                 50,197             .008            .008
  2nd Quarter                   433,317          365,761                 93,022             .016            .015
  3rd Quarter                   440,127          354,642                 76,762             .013            .013
  4th Quarter                   558,899          509,066                145,664             .025            .022
                         ---------------    -------------      ----------------------    ---------     -----------
    Total                     1,820,680        1,578,208                365,645             .06             .05
                         ---------------    -------------      ----------------------    ---------     -----------

  2003
  -------------------
  lst Quarter                   264,896          232,246                (44,238)           (.008)          (.007)
  2nd Quarter                   279,080          237,155                (15,660)           (.003)          (.003)
  3rd Quarter                   337,476          271,845                 28,748             .005            .005
  4th Quarter                   432,369          272,421                133,876             .023            .022
                         ---------------    -------------      ----------------------    ---------     -----------
    Total                    $1,313,821       $1,013,667               $102,726            $.02            $.02
                         ---------------    -------------      ----------------------    ---------     -----------


(1) Operating income is oil and gas sales plus management fees less direct operating costs.
(2) Before provision for deferred income taxes.

As can be seen in the table, revenues and operating income have improved in every quarter when comparing the six month periods ended December 31, 2005 and 2004. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.


Contractual Obligations:
------------------------

We had five contractual obligations as of December 31, 2005. The following table lists our significant liabilities at December 31, 2005:

                                                    Payments Due By Period
                               ------------------------------------------------------------------
                                Less than                                   After
Contractual Obligations          1 year      2-3 years     4-5 years       5 years        Total
----------------------------   ----------    ----------    ----------    ----------     ---------

Employment Obligations          $226,000      $512,000       $27,000          $-0-      $765,000

Contract Services                 15,000           -0-           -0-           -0-        15,000
Obligations

Operating Leases                   9,500           -0-           -0-           -0-         9,500
                               ----------    ----------    ----------    ----------     ---------

Total contractual
  cash obligations              $250,500      $512,000       $27,000          $-0-      $789,500
                               ==========    ==========    ==========    ==========     =========

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month to month lease agreement beginning January 1, 2005 on the Denver office at a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $730 to $770 over the term of the lease. The three year lease expires February 8, 2006. Rent expense for the six months ended December 31, 2005 and 2004 was $12,474 and $12,270, respectively.


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

Accounts Receivable:
--------------------

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. At the present time, we believe that we will collect the full amount of the pre-petition and post-petition receivables from Calpine Corporation (notwithstanding its bankruptcy petition). We will continue to monitor this situation and revise our estimates as appropriate.

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

Off Balance Sheet Arrangements:
-------------------------------

We have no off balance sheet arrangements and thus no disclosure is required.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
--------------------------------------------------------------------

     None during the period

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

Item 6. Exhibits.
-----------------

     31.    Rule 13a-14(a) Certification
     32.    Section 1350 Certification

     In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        ASPEN EXPLORATION CORPORATION



                                        /s/ Robert A. Cohan
                                        -------------------------------
                                        By: Robert A. Cohan,
February 9, 2006                            Chief Executive Officer,
                                            Principal Financial Officer