Form 10QSB/A
period 2006-03-31
ASPEN EXPLORATION CORP
filed 2006-05-22
CIK 319458

FORM 10-Q-SB/A

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

Yes [ X ]   No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ X ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 22, 2006

Common stock, $.005 par value	7,094,641

Transitional small business disclosure format:	[ ] Yes [X] No

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

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2006	June 30, 2005
	(unaudited)
Current Liabilities:

Accounts payable and accrued expenses	$ 2,720,824	$ 655,190

Accounts payable - related party (Note 2)	—	103,233

Income taxes payable (Note 6)	223,259	—

Advances from joint interest owners	5,510,855	710,477

Asset retirement obligation (Note 3)	13,826	13,826

Total Current Liabilities	8,468,764	1,482,726

Asset retirement obligation, net of current portion (Note 3)	108,384	82,384

Deferred income taxes (Note 6)	1,353,830	1,015,488

Total long term liabilities	1,462,214	1,097,872

Total Liabilities	9,930,978	2,580,598

Stockholders' Equity:
(Notes 1 and 5):
Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At March 31, 2006, 6,777,641 shares and June 30, 2005, 6,733,308	33,883	33,666

Capital in excess of par value	6,828,603	6,728,321

Retained earnings (deficit)	1,727,752	(69,169)

Deferred compensation and consulting fees	(37,333)	(17,237)

Total Stockholders' Equity	8,552,905	6,675,581

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,483,883	$ 9,256,179

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

See notes to these consolidated financial statements

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:

Net income	$ 1,796,921	$ 1,386,157

Adjustments to reconcile net income to net cash
provided by operating activities:

Depreciation, depletion and amortization	1,159,040	469,896
Stock issued for interest expense and consulting fees	43,904	39,091
Deferred income tax provision	338,342	437,110

Changes in assets and liabilities:

Increase in receivable	(3,438,559)	(87,116)
(Increase) Decrease in prepaid expense	5,139	(596)
Increase (Decrease) in accounts payable and
accrued expense	6,986,038	(1,411,291)

Net cash provided by operating activities	6,890,825	833,251

Cash Flows from Investing Activities:

Equipment inventory sale	2,000	—
Additions to oil and gas properties	(3,234,819)	(1,229,772)
Purchase of producing properties	—	(19,248)
Purchase of furniture and fixtures	(8,500)	(21,479)

Net cash used by investing activities	(3,241,319)	(1,270,499)

Cash Flows from Financing Activities

Proceeds from the issuance of common stock	36,499	330,000

Payment of notes payable	—	(112,500)

Net cash provided by financing activities	36,499	217,500

Net increase (decrease) in cash and cash equivalents	3,686,005	(219,748)

Cash and cash equivalents, beginning of year	3,430,146	1,329,376

Cash and cash equivalents, end of year	$ 7,116,151	$ 1,109,628

Other information:

Interest paid	$ —	$ 5,831

Income taxes paid	$ 372,408	—

Non-cash investing and financing activities
Asset retirement obligation additions	$ 26,000	$ 8,000

Stock issued for deferred consulting services	$ 64,000	—

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

Except for the historical information contained in this Form 10-QSB/A, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

     Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth in our Form 10-KSB under “Item 6. Management’s Discussion and Analysis of Financial Conditions or Plan of Operation – Factors that may affect future operating results.” We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB/A.

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

May 22, 2006

ASPEN EXPLORATION CORPORATION

/s/ Robert A. Cohan By: Robert A. Cohan, Chief Executive Officer, Principal Financial Officer