Form 10QSB/A
period 2006-03-31
ASPEN EXPLORATION CORP
filed 2006-06-19
CIK 319458

FORM 10-Q-SB/A-2

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

Yes [ X ]   No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ X ]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 19, 2006

Common stock, $.005 par value	7,094,641

Transitional small business disclosure format:	[ ] Yes [X] No

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

Except for the historical information contained in this Form 10-QSB/A-2, this Form contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report and any documents incorporated herein by reference, as well as the Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

Note 9   THIRD QUARTER ADJUSTMENT

During the quarter ended March 31, 2006, the Company adjusted the depreciation, depletion and amortization expense for the quarters ending September 30, 2005 and December 31, 2005. The adjustment resulted in an increase in depreciation, depletion and amortization of approximately $100,000 per quarter, and is recorded in the nine month results of operations ended March 31, 2006. The adjustment was due to the Company revising its depletion rate using production and its estimated reserves at each quarter end.

Note 10    SUBSEQUENT EVENTS

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

     Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth in our Form 10-KSB under “Item 6. Management’s Discussion and Analysis of Financial Conditions or Plan of Operation – Factors that may affect future operating results.” We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-QSB/A-2.

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

June 19, 2006

ASPEN EXPLORATION CORPORATION

/s/ Robert A. Cohan By: Robert A. Cohan, Chief Executive Officer, Principal Financial Officer