Form 10KSB
period 2006-06-30
ASPEN EXPLORATION CORP
filed 2006-10-12
CIK 319458

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                     For the fiscal year ended June 30, 2006

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _______ to ______

                        Commission file number: 001-12531

                          ASPEN EXPLORATION CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                      Delaware                              84-0811316
           ------------------------------                  ------------
          (State or other jurisdiction of                 (IRS Employer
           incorporation or organization)              Identification No.)

           2050 S. Oneida St., Suite 208
                  Denver, Colorado                          80224-2426
       --------------------------------------               ----------
      (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (303) 639-9860

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.005 par value
                         ------------------------------

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act: [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by checkmark whether the issuer is a shell company (as defined in
Rule 12b-2 of the Exchange Act) (check one): Yes        No  XX
                                                 ----    ----

     Aspen's revenues for the fiscal year ended June 30, 2006 were $5,979,462.

     At September 25, 2006, the aggregate market value of the shares held by non-affiliates was approximately $16,449,458. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($3.5833) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (4,590,589).

     At September 25, 2006, there were 7,161,641 shares of common stock (Aspen's only class of voting stock) outstanding.

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

Summary of Our Business:

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is 303-639-9863. Our websites are www.aspenexploration.com and www.aspnx.com and our email address is aecorp2@qwest.net. We are currently engaged primarily in the exploration and development of oil and gas properties in California. We have an interest in an inactive subsidiary: Aspen Gold Mining Co., a company that has not been engaged in business since 1995.

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

Company Strategy:

     At the present time, we do not plan to finance our oil and gas acquisitions and drilling activities solely through our own resources. Consequently, we identify prospects or production to acquire and drill prospects, and seek other industry investors who are willing to participate in these activities with us. We frequently retain a promotional interest in these prospects, but generally we finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.

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

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2006 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2006, crude oil and natural gas sales and revenues from operating oil and gas properties accounted for $5,911,656, or 84% of our total revenues; while $1,086,577 or 16%, was from interest and other income.

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

     Competitive Business Conditions. The exploration for, and development, production and acquisition of, oil, gas, precious metals and other minerals are subject to intense competition. The principal methods of compensation for the acquisition of oil and gas and other mineral properties are the payment of:

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

     Sources and Availability of Raw Materials. To conduct business, we depend on such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies and equipment necessary for our operations. Such items have been commonly available from a number of sources. Although we foresee no short supply or difficulty in acquiring any equipment relevant to the conduct of business, we cannot offer any assurances that these items will be available or that we will be able to acquire the items on economically feasible terms.

     Dependence Upon One or a Few Major Customers. We generally sell our oil and gas production to a limited number of companies. In fiscal 2006 and 2005 we obtained more than 10% of our revenues from sales to Calpine Corporation and Enserco Energy, Inc., (27% and 73%, respectively). We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas. On July 31, 2006, we entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $10.15 per MMBTU less transportation and other expenses. The contract is for the term November 1, 2006 through March 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. On October 4, 2006, we entered into a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 per MMBTU less transportation and other expenses; for the term December 1, 2006 through March 31, 2007.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts (Including Duration). We do not own any patents, licenses, franchises, or concessions except oil, gas and other mineral interests granted by governmental authorities and private landowners. We received a trademark registration (serial no. 74-396,919 registered on March 1, 1994; serial no. 78-508,628 registered December 13, 2005) for our corporate logo. The registration is for a term of ten years. To maintain the registration for its entire term we must file an affidavit of commercial use by December 13, 2010.

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

Employees:

     At June 30, 2006, we employed 2 full-time and 1 part-time person. We also employ independent contractors and other consultants, as needed.


ITEM 2.  PROPERTIES
-------------------

General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found below in this Item 2 as well as in the notes to our financial statements.

Drilling and Acquisition Activity:

     During the fiscal year ended June 30, 2006, we participated in the drilling of 14 gross (3.335 net) operated wells, 13 of which were completed as gas wells, for a 93% success ratio. Of the 13 wells drilled, 6 gas wells were drilled in the West Grimes Field, 1 gas well was drilled in the Rice Creek Field, 1 gas well was drilled in the Winters Field, 3 gas wells were drilled in the Malton Black Butte Field, and 2 gas wells were drilled in the Kirk Buckeye Field.

West Grimes Field, Colusa County, California
--------------------------------------------

     The first 12 wells drilled in the West Grimes Gas Field were successful with 10 wells currently producing and 2 wells waiting on completion. These wells were drilled based on a recently acquired 10.5 square mile 3-D seismic program located over Aspen's 5,000 plus leased acres in this field. Several additional excellent drilling prospects have been identified. The wells in this field produce from multiple Forbes intervals ranging in depth from 6,000 feet to 8,500 feet and have produced over 80 billion cubic feet (BCF) of gas to date. Numerous wells in this immediate area have produced at very prolific flow rates (4,000 million cubic feet per day or "MCFPD"), have yielded excellent per well reserves (3 to 4 BCF per well), and have long productive well lives. Several of the 10 producing wells that Aspen acquired in this field in 2003 have been producing for 40 years. Aspen believes that several of these wells may have additional gas potential in behind-pipe zones, which have not yet been perforated. Aspen has a 21% operated working interest in this field.

     The Morris #1-13 well was drilled to a depth of 7,262 feet and encountered approximately 80 feet of potential net gas pay in the Forbes formation. Production casing was run based on favorable mud log and excellent electric log responses. After the casing was run to protect the upper potential gas horizon, Aspen moved in a completion rig and drilled approximately 30 feet deeper with an underbalanced drilling system and encountered additional gas pay in another Forbes horizon. This deeper Forbes zone tested gas at a prolific stabilized flow rate of 3,300 MCFPD. Aspen will produce the lower zone first and then perforate the upper zone in the future. Gas sales commenced in late June 2006.

     The WGU #14-8 well was drilled to an undisclosed depth and encountered approximately 100 feet of potential gas pay in several Forbes intervals. Production casing was run based on favorable mud log and electric log responses. Aspen tested one of the Forbes intervals at a stabilized flow rate of approximately 400 MCFPD. Gas sales commenced in July 2006.

Malton Black Butte
------------------

     Aspen has drilled 8 gas wells out of 10 attempts in this field during the last 4 fiscal years. These wells produce from multiple horizons in the Kione and Forbes formation from depths ranging from 1,700 feet to 5,000 feet. Aspen has operated working interests in these wells ranging from 21% to 31%.

     The Johnson Unit #11 well was drilled to a depth of 4,800 feet and encountered approximately 80 feet of potential gas pay in various intervals in the Forbes formation. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. Gas sales commenced in August 2005.

     The Merrill #31-1 well was drilled to a depth of 4,875 feet and encountered approximately 200 feet of potential net gas pay in various intervals in the Forbes and Kione formations. One of the Forbes intervals was perforated and tested gas at a stabilized rate of approximately 700 MCFPD. Gas sales commenced in August 2005. We believe numerous potential gas zones remain behind-pipe in this well.

     Aspen has a 31% operated working interest in the Merrill #31-1 and the Johnson Unit #11 wells.

     The Merrill #31-2 was drilled to a depth of approximately 3,300 feet, produced gas at very low rates for a few months, and was plugged and abandoned.

Rice Creek Field, Tehama County, California
-------------------------------------------

     The Sour Grass prospect area is a 2,000 acre play located in southern Tehama County. In this project, for which a 7.5 square mile area 3-D seismic survey has been acquired, Aspen has a 23.33% operated working interest in the majority of the wells in this field. There is also abundant well data for the area in addition to 2-D seismic survey information. Several prospective locations have been identified through an analysis of the data, with numerous pay zones from 2,000 to 6,000 feet in depth. Aspen has drilled eight successful gas wells out of nine attempts by in this field.

     The Zimmerman #22-2 well was drilled to a depth of 5,600 feet and encountered approximately 75 feet of potential net gas pay in several intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 1,434 MCFPD with a flowing tubing pressure of 1,760 psig and a flowing casing pressure of 1,800 psig. This represents only a 9% pressure drawdown from the shut in pressure of 1,940 psig, and is indicative that this well is capable of flowing at higher gas rates. Gas sales commenced in June 2006.

Drilling Activity:

     The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 2004, 2005 and 2006:

                                                              Drilling Activity
                          -------------------------------------------------------------------------------------------

                                         Gross Wells                                      Net Wells
                          -------------------------------------------    --------------------------------------------
        Year               Total            Producing          Dry         Total           Producing           Dry
----------------------    ---------     ------------------    -------    ----------    ------------------    --------

2004 Exploratory              7                 5               2          1.38              1.05             0.33
2005 Exploratory              7                 7               0          1.56              1.56               0
2006 Exploratory             14                13               1          3.69              3.34             0.35


Aspen did not drill any development wells during the past three fiscal years, or subsequently.

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting)
--------------------------------------------------------------------------

     The table below sets forth the net quantities of oil and gas production
(net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2006, 2005, and 2004, and the average sales prices, average production costs and direct lifting costs per unit of production.

                                                       Years Ended June 30,
                                      --------------------------------------------------------
                                           2006                2005                2004
                                      ----------------    ----------------    ----------------
Net Production
--------------
Oil (Bbls)                                  176                 219                 357
Gas (MMcf)                                  696                 617                 305

Average Sales Prices
--------------------
Oil (per Bbl)                                  $81.12              $43.79              $31.65
Gas (per Mcf)                                   $7.74               $6.23               $5.17

Average Production Cost(1)
--------------------------
Per equivalent
  Bbl of oil                                   $17.81              $16.50              $15.73

Average Lifting Costs(2)
------------------------
Per equivalent
  Bbl of oil                                    $4.63               $3.36               $4.73


(1) Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes.

(2) Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Productive Wells and Acreage:

Gross and Net Productive Gas Wells, Developed Acres, and Overriding Royalty Interests
--------------------------------------------------------------------------------

     Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth Aspen's leasehold interests in productive and shut-in gas wells, and in developed acres, at June 30, 2006:

                           Producing and Shut-In Wells

                                           Gross             Net(1)
Prospect                                    Gas               Gas
-----------------------------------   ----------------    -------------
California:
   Anderson Unit 1-2                         1              0.90000
   Armstrong 17-4                            1              0.36000
   Balsdon 3-21                              1              0.05983
   Balsdon 6-21                              1              0.04134
   Chickohominy 1-12                         1              0.24438
   Church 1                                  1              0.10000
   Cygnus 2                                  1              0.05583
   Deane 1                                   1              0.12938
   Dragon 1                                  1              0.05565
   Eastby 36-2                               1              0.07000
   Elektra 1                                 1              0.07560
   Emigh 34-1                                1              0.44954
   Emigh 35-2                                1              0.32800
   Emigh 35-6                                1              0.05514
   Ettl 1-10                                 1              0.24438
   Farnsworth 3-35                           1              0.21000
   Firestone 1-10                            1              0.05519
   Gay Unit                                  1              0.21000
   Grey Wolf 1                               1              0.18000
   Griffin 1-1                               1              0.24438
   Heidrick 11-1                             1              0.38667
   Houghton 25-1                             1              0.07770
   Houghton 25-2                             1              0.11470
   Johnson Unit                              4              0.84000
   Johnson Unit 11                           1              0.31000
   Johnston 1                                1              0.21000
   Kalfsbeek 1-13                            1              0.30625
   Kuppenbender 20-2                         1              0.27075
   Kuppenbender 20-3                         1              0.15200
   Leal 22-1                                 1              0.23334
   McCullough 36-1                           1              0.17725
   Malton Arbuckle 1                         1              0.51667
   Mapco-Kylling 1                           1              0.37800
   Meckfessel 1-24                           1              0.24438
   Merrill 31-1                              1              0.31000
   Merrill 31-2                              1              0.31000
   Morris 1-13                               1              0.21000
   Morris 12-2                               1              0.21000
   Morris 12-3                               1              0.21000
   Noseco 1                                  1              0.67900
   Pinheiro 1-10                             1              0.01890
   Pinheiro 2-10                             1              0.01890
   Pinheiro 3-10                             1              0.04187
   Pope Bypass 1-5                           1              0.25400
   Porter 26-2                               1              0.23334
   Sanborn 3-3                               1              0.12762
   Sanborn 4-10                              1              0.02979
   Sciortino 1-7                             1              0.03000
   South Sycamore 7                          1              0.21000
   South Sycamore 20                         1              0.21000
   Street 1-3                                1              0.21875
   Swanson 22-1                              1              0.23334
   Tank 18-3                                 1              0.03938
   Tiahrt 1-4                                1              0.13617
   Trinity 18-2                              1              0.03938
   Verona Farms 1                            1              0.30000
   West Grimes Unit 14                       2              0.42000
   West Grimes Unit 15                       6              1.26000
   West Grimes Unit 16                       3              0.63000
   Strain Ranch 10-2                         1              0.21000
   Strain Ranches 16-3                       1              0.21000
   Strain Ranches 17-1                       1              0.21000
   Walter Trust 1                            1              0.07291
   Zimmerman 22-2                            1              0.23334
                                      ----------------    ------------

TOTAL                                       75            15.60304
                                      ================    ============

(1) A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

                             Developed Acreage Table

                                             Aspen's Developed Acres(1)
Prospect                                    Gross(2)             Net(3)
------------------------------------     ----------------    ----------------

California:
   Denverton Creek                                 1,431                 216
   Firestone 1-10                                    160                   6
   Grey Wolf 1                                       120                  22
   Kirk Buckeye/Orion                                972                 307
   Malton Black Butte Field                        1,432                 333
   McCullough 36-1                                   583                 103
   Momentum                                          936                 234
   Phillips Acquisition                            1,120                  79
   Pope Bypass 1-5                                   120                  30
   Sac Valley Acquisition                          1,324                 555
   Sour Grass                                      1,084                 277
   West Grimes                                     3,313                 695
                                         ----------------    ----------------

TOTAL                                             12,595               2,857
                                         ================    ================


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

     Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2006:

                          Overriding Royalty Interests

                                                  Productive
                                                     Wells         Gross
            Prospect            Interest (%)          Gas       Acreage(1)
---------------------------    -------------    -------------   --------------

California:
   Malton Black Butte             5.926365             3                  765
   Momentum                       3.671477             2                  320
   Grimes Gas                     0.101590             1                  615
                                                -------------   --------------

TOTAL                                                  6                1,700
                                                =============   ==============


(1)  Consists of acres spaced or assignable to productive wells.

Undeveloped Acreage:

     Leasehold Interests Undeveloped Acreage: The following table sets forth
     ---------------------------------------
Aspen's leasehold interest in undeveloped acreage at June 30, 2006:

                                                          Undeveloped Acreage
                                                       -------------------------
                                                          Gross         Net
                                                       -----------   -----------
California:
   Andromeda                                                  342           342
   Denverton Creek                                            514            69
   Denverton Horizontal Underbalanced                       2,080           260
   Dunkirk 3-D                                                873           788
   Orion                                                      510           197
   West Grimes                                              5,510         3,705
                                                       -----------   -----------

TOTAL                                                       9,829         5,361
                                                       ===========   ===========

Gas Delivery Commitments:

     On July 31, 2006, we entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $10.15 per MMBTU less transportation and other expenses. The contract is for the term November 1, 2006 through March 31, 2007, and requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. On October 4, 2006, we entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 per MMBTU less transportation and other expenses; for the term December 1, 2006 through March 31, 2007. We expect to have sufficient gas available for delivery to Enserco from anticipated production from our California fields.

Drilling Commitments:

     We have a proposed drilling budget for the period July 2006 through June 2007. The budget includes drilling ten wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program is set forth in the following table:

                                                                     Completion &
Area                             Wells         Drilling Costs      Equipping Costs           Total
--------------------------   --------------    ----------------    -----------------     ---------------

Denverton Creek Fld.
Solano County, CA                  1                  $170,000              $75,000            $245,000

West Grimes Field
Colusa County, CA                  4                   546,000              378,000             924,000

Malton Black Butte
Tehama County, CA                  2                   191,000              106,000             297,000

Rice Creek Field
Tehama County, CA                  2                   223,000              198,000             421,000

San Emidio Field
Kern County, CA                    1                   140,000                    -             140,000
                             --------------    ----------------    -----------------     ---------------

Total Expenditure                 10                $1,270,000             $757,000          $2,027,000
                             ==============    ================    =================     ===============

Reserve Information - Oil and Gas Reserves:

     Cecil Engineering, Inc. evaluated our oil and gas reserves attributable to our properties at June 30, 2006. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based in numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Estimated Proved Reserves/ Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2006 and 2005. See
Note 6 to the Consolidated Financial Statements and the above discussion.

                            Estimated Proved Reserves
                            -------------------------

Proved Reserves                            Oil (Bbls)           Gas (Mcf)
------------------------------------    ---------------    ------------------

Estimated quantity, June 30, 2004                2,000             2,534,000

   Revisions of previous estimates                   -             (306,000)
   Discoveries                                       -               667,000
   Production                                        -             (617,000)
                                        ---------------    ------------------

Estimated quantity, June 30, 2005                2,000             2,278,000

   Revisions of previous estimates                  14             (319,983)
   Discoveries                                       -             1,488,804
   Production                                    (176)             (696,105)
                                        ---------------    ------------------

Estimated quantity, June 30, 2006                1,838             2,750,716
                                        ===============    ==================


                       Developed and Undeveloped Reserves
                       ----------------------------------

                          Developed         Undeveloped            Total
                          -------------    ---------------     ---------------
Oil (Bbls)
   June 30, 2006                 1,838                  -               1,838
   June 30, 2005                     -              2,000               2,000

Gas (Mcf)
   June 30, 2006             2,750,716                  -           2,750,716
   June 30, 2005             1,327,000            951,000           2,278,000


     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 6 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended June 30, 2006.

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

Office Facilities:

     Our principal office is located in Denver, Colorado. We also have an office located in Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month-to-month lease agreement on January 1, 2005 for a lease rate of $1,261 per month.

     We entered into a lease agreement for our Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease payments are $901-$934 over the term of the lease, which expires July 31, 2008.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were presented to security holders for a vote during the year ended June 30, 2006, or any subsequent period.

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

         The OTCBB rules provide that companies not current in their reporting requirements under the Securities Exchange Act of 1934 will be removed from the quotation service. At June 30, 2006 and 2005, we believe that we were in full compliance with these rules.

                                                               Quarter Ended
                        --------------------------------------------------------------------------------------------
                         September 30, 2005         December 31, 2005         March 31, 2006        June 30, 2006
                        ----------------------    ----------------------    -------------------    -----------------
Common Stock ("ASPN")
   High                                 $9.95                     $8.10                  $6.15                $5.00
   Low                                  $3.50                     $5.09                  $4.17                $3.70






                                                               Quarter Ended
                        --------------------------------------------------------------------------------------------
                         September 30, 2004         December 31, 2004         March 31, 2005        June 30, 2005
                        ----------------------    ----------------------    -------------------    -----------------

Common Stock ("ASPN")
   High                                 $1.37                     $2.42                  $3.34                $3.40
   Low                                  $0.95                     $1.09                  $1.95                $2.39


Holders:

     As of June 30, 2006, there were approximately 1,075 holders of record of our Common Stock, respectively. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in `street name.'

Dividends:

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen's Board of Directors. There were no dividends declared by the Board of Directors during the fiscal year ended June 30, 2006, or subsequently, and we have paid no cash dividends on its common stock since inception.
Decisions concerning dividend payments in the future will depend on income and cash requirements. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans:

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2006.

                                        Equity Compensation Plan Information(1)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Number of Securities
                                                                                                 Remaining Available
                                         Number of Securities                                    for Future Issuance
                                          to be Issued Upon           Weighted-Average               Under Equity
                                             Exercise of             Exercise Price of            Compensation Plans
                                         Outstanding Options,       Outstanding Options,        (Excluding Securities
           Plan Category                 Warrants, and Rights       Warrants, and Rights       Reflected in Column (a))
          and Description                        (a)                        (b)                          (c)
------------------------------------    -----------------------    -----------------------    ---------------------------

Equity Compensation Plans
  Approved by Security Holders                               -                        $ -

Equity Compensation Plans Not
  Approved by Security Holders                         484,000                       1.59
                                        -----------------------    -----------------------    ---------------------------

Total                                                  484,000                      $1.59
                                        =======================    =======================    ===========================


1 This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

Recent Sales of Unregistered Securities - Item 701 Disclosure:

     The following sets forth information regarding sales of unregistered securities during the June 30, 2006 fiscal year and subsequently as required by
Item 701 of Regulation S-B.

On August 15, 2005, a consultant, R. K. Davis, at the time a ss.16(a) reporting person, exercised options for 25,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. The consultant paid us $14,250 to exercise his options on the 25,000 shares.

(a) The options were exercised on August 15, 2005, for 25,000 shares of our common stock.

(b) No underwriter, placement agent, or finder was involved in the transaction. The consultant is an accredited investor.

(c) The total exercise price for the options was $14,250, which was paid in cash. No underwriting discounts or commissions were paid.

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


On October 13, 2005, the board of directors approved the issuance of 10,000 shares of restricted common stock to CEOcast, Inc. as partial consideration for consulting services to be provided over a six month term being performed pursuant to a consulting agreement dated October 13, 2005.

(a) The issuance was completed on November 29, 2005 for 10,000 shares of our restricted common stock.

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

On January 10, 2006, a consultant, R. K. Davis, at the time a ss.16(a) reporting person, exercised options for 8,333 shares of our common stock granted April 27, 2005, at an average price of $2.67 per share. The consultant paid us $22,249 to exercise his options on the 8,333 shares.

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


On April 21, 2006 warrant s were exercised for 300,000 shares of our common stock.

(a) On April 21, 2006, two accredited investors, John and Susan Gibbs, exercised warrants (the "Warrants") for the purchase of 300,000 shares of our common stock at an exercise price of $1.25 per share for a total offering price of $375,000. The Warrants were issued on March 8, 2005 as a result of an accredited investor, Tripower Resources, Inc., exercising a warrant issued in June 2004 (the "Initial Warrants"). The Initial Warrants provided that if the Initial Warrants were exercised by March 31, 2005, we would issue to Tripower Resources, Inc. additional warrants for the purchase of 300,000 shares of common stock at the exercise price of $1.25 per share that would expire on June 30, 2006. The exercise price of the Warrants was set in June 2004, when our stock was trading at approximately $0.93 per share and, therefore, we considered the transaction to be "above market." Tripower assigned the Warrants to John and Susan Gibbs.

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

(d) We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D for the issuances. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Aspen Exploration they requested, received answers to all questions they (and their advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

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


On August 11, 2006 (after the end of 2006 fiscal year), our chairman, R. V. Bailey, exercised options for 50,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. Mr. Bailey paid us $28,500 to exercise his options on the 25,000 shares.

(a) The options were exercised on August 11, 2006, to purchase 50,000 shares of our common stock.

(b) No underwriter, placement agent, or finder was involved in the transaction. The consultant is an accredited investor.

(c) The total exercise price for the options was $28,500, which was paid in cash. No underwriting discounts or commission were paid.

(d) We relied on the exemption from registration provided by Section 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D for the issuance. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Aspen Exploration it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The common stock issued in this transaction is not convertible or exchangeable.

(f) We will use the proceeds for working capital, as well as expenses of drilling and (if warranted) completing oil and gas wells.


On August 14, 2006 (after the end of the 2006 fiscal year), an employee performed a cashless exercise options or an option which resulted in an acquisition of 17,000 shares of our common stock. The option to acquire 17,000 shares was originally granted March 14, 2002, at an exercise price of $0.57 per share.

(a) The options were exercised on August 14, 2006, to purchase 17,000 shares of our common stock. The option holder exercised options to acquire 17,000 shares in the cashless exercise which had a value of $9,690 by surrendering 2,019 shares of Aspen's common stock with a fair value based on a ten-day average bid price immediately prior to the exercise date of $4.80.

(b) No underwriter, placement agent, or finder was involved in the transaction. The consultant is an accredited investor.

(c) The total exercise price for the options was $9,690, which was paid by surrendering 2,019 shares to purchase 17,000 shares. No underwriting discounts or commission were paid.

(d) We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for this transaction and Regulation D for the issuance. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Aspen Exploration it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e) The common stock issued in this transaction is not convertible or exchangeable.

(f) We received no proceeds from the exercise of this transaction.

Option to Director
------------------

     Aspen appointed Kevan B. Hensman a director of Aspen effective September 11, 2006. In connection with that appointment, Aspen granted Mr. Hensman an option to purchase 10,000 shares of Aspen common stock.

(a) On September 11, 2006, we issued an option to purchase 10,000 shares of Aspen's common stock to Kevan B. Hensman. The options are exercisable at $3.70, expire September 11, 2011 and vested immediately.

(b) No underwriters were involved in this transaction.

(c) The stock options were issued in consideration of Mr. Hensman joining the board of directors and Aspen received no cash therefore.

(d) The transaction was exempt from registration under the Securities Act of 1933, as amended by reason of Section 4(2) and 4(6) of the Securities Act of 1933.

(e) The options are exercisable to purchase shares of common stock as described above.

(f) No proceeds were received.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
         PLAN OF OPERATION
--------------------------------------------------------------------------------

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

Overview:

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 55 gas wells and have a non-operated interest in 20 additional gas wells.

     We currently have offices in Bakersfield, California and Denver, Colorado and have 2 full time and 1 part-time employee. We also make extensive use of consultants for the conduct of our business, ranging from financial, engineering, land, legal, and geological and geophysical specialists.

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

Asset Retirement Obligations:
-----------------------------

     We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No.
143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a risk-free rate of 4.97%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

Income Taxes
------------

     The Company computes income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assets and liability approach which results in the recognition of deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the Company's financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, the Company's federal and state income tax returns are generally not filed before the financial statements are prepared, therefore the Company estimates the tax basis of its asset and liabilities at the end of each calendar year as well as the effects of tax rate changes, tax credits, and tax credit carryforwards. A valuation allowance is recognized if it is determined that deferred tax assets may not be fully utilized in future periods. Adjustments related to differences between the estimates used and actual amounts reported are recorded in the period in which income tax returns are filed. These adjustments and changes in estimates of asset recovery could have an impact on results of operations. Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.

Outlook and Trends:
-------------------

     We expect our natural gas production to increase substantially during fiscal 2007 due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. We also anticipate that the average price for our product will be in the range of $5.00 to $10.00 per MMBTU for the fiscal year ended June 30, 2007.

     Over the past five years we have been able to replace our produced reserves and increase our yearly natural gas production. During fiscal 2006, we managed to replace 121% of our proved reserves. We have also benefited from an increase in average gas sales price of 24%, from $6.23 per MCF to $7.74 per MCF.

Quantitative and Qualitative Disclosure About Risk:
---------------------------------------------------

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success ratio over the past 6 years has been 84%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk adequately.

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

     To manage commercial risk, we have used financial tools to hedge the price we receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. During the period November 1, 2005 through March 31, 2006, we were contractually obligated to deliver 3,750 MMBTU per day to two of our natural gas purchasers as follows:

                    1,000 MMBTU/Day @ $8.43 per MMBTU
                    1,000 MMBTU/Day @ $8.40 per MMBTU
                      500 MMBTU/Day @ $9.49 per MMBTU
                      500 MMBTU/Day @ $9.48 per MMBTU
                      750 MMBTU/Day @ $11.02 per MMBTU

     The average price received during fiscal 2006 for our natural gas was approximately $7.74 per MMBTU as compared to $6.23 per MMBTU during fiscal 2005. On July 31, 2006, the Company entered into an additional forward contract to deliver gas to Enserco beginning November 1, 2006. This contract, which expires on March 31, 2007, requires that we deliver and that Enserco purchase 2,000 MMBTU of gas per day at a fixed price of $10.15 per MMBTU less transportation and other expenses. On October 4, 2006, the Company entered into a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 per MMBTU less transportation and other expenses; for the term December 1, 2006 through March 31, 2007.

Liquidity and Capital Resources:

     We have historically financed our operations with internally generated funds, limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

     Cash of $6,942,588 and $2,861,494 was provided by our operations for the twelve months ended June 30, 2006 and 2005. The cash flow from operations increase of $4,081,094 or 143%, was because of:

     Increased oil and gas sales ($5,400,950 in 2006 as compared to $3,853,000 in 2005) due to increasing prices and production volume;

     A decrease in accounts receivable and prepaid expenses during 2005 which provided cash of $44,100 compared to an increase in accounts receivable, prepaids, and deposits during 2006 which had a negative affect on cash of $2,065,889; and

     A decrease in accounts payable, accrued expenses, and advances from joint owners in 2005 which used cash of $155,703 compared to an increase in accounts payable, accrued expenses, and advances from joint owners in 2006 which provided cash of $4,541,545.

     Investing activities used cash to increase capitalized oil and gas costs of $4,305,846 and $1,465,427 in the twelve months ended June 30, 2006 and 2005. Cash in the current twelve month period ended June 30, 2006 was used for lease acquisition and seismic work ($207,300), intangible drilling and well workovers ($3,201,118), and the purchase of oil and gas well equipment ($765,100). These expenditures were offset by the sale of interests in wells to be drilled charged to third party investors.

Contractual Obligations:

     We had two contractual obligations as of June 30, 2006. The following table lists our significant liabilities at June 30, 2006:

                                                      Payments Due By Period
                                   --------------------------------------------------------------
                                    Less Than                                           After
   Contractual Obligations            1 Year         2-3 Years       4-5 Years         5 Years          Total
------------------------------     -------------    ------------    -------------    ------------    -------------

Employment Obligations                 $233,464        $418,410               $-              $-         $651,874

Operating Leases                          9,900          12,104                -               -           22,004
                                   -------------    ------------    -------------    ------------    -------------

Total Contractual
  Cash Obligations                     $243,364        $430,514               $-              $-         $673,878
                                   =============    ============    =============    ============    =============

Future Commitments:

     We have a proposed drilling, completion and construction budget for the period July 2006 through June 2007. The budget includes drilling ten wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program is set forth in the following table:

                                                                          Completion &
Area                                 Wells          Drilling Costs      Equipping Costs           Total
----------------------------    ----------------    ----------------    -----------------    ----------------

Denverton Creek Fld.
Solano County, CA                      1                   $170,000              $75,000            $245,000

West Grimes Field
Colusa County, CA                      4                    546,000              378,000             924,000

Malton Black Butte
Tehama County, CA                      2                    191,000              106,000             297,000

Rice Creek Field
Tehama County, CA                      2                    223,000              198,000             421,000

San Emidio Field
Kern County, CA                        1                    140,000                    -             140,000
                                ----------------    ----------------    -----------------    ----------------

Total Expenditure                     10                 $1,270,000             $757,000          $2,027,000
                                ================    ================    =================    ================

     We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month-to-month lease agreement beginning January 1, 2005 for a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $901 to $934 over the term of the lease. The two-year lease expires July 31, 2008. Rent expense for the years ended June 30, 2006 and 2005 was $22,817 and $24,370, respectively.

     Our working capital surplus (current assets less current liabilities) at June 30, 2006, was $3,873,146. We anticipate that our working capital and anticipated cash flow from operations and future successful drilling will be sufficient to pay our current liabilities as long as our gas production continues to provide us with sufficient cash flow. As discussed below, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

     Our capital requirements can fluctuate over a twelve month period because our drilling program is usually carried out in California's dry season, from late April until November, after which wet weather either precludes further activity or makes it cost prohibitive.

Results of Operations:

June 30, 2006 Compared to June 30, 2005:
----------------------------------------

     For the twelve months ended June 30, 2006, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the 2006 fiscal year, our revenues increased by more than $1.85 million as compared to the comparable period of our 2005 fiscal year because of:

         Increased production (672,643 MMBTU sold as compared to 622,000 MMBTU sold during our 2005 fiscal year, an 8.14% increase); and

         Increased price received for our production (an average of $7.74 per MMBTU during our 2006 fiscal year as compared to $6.23 per MMBTU received during that period in 2005).

     The foregoing increases were reinforced in part by an increase in management fees received (which were $510,706 during 2006) as compared to $266,127 during 2005. We were operators of more wells during 2006 (55 wells compared to 49 wells in 2005), and our management fees were positively impacted by the increased number of wells we operate.

     The following table sets forth certain items from our Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by year for fiscal 2006, 2005 and 2004:

                                                                          For the Year Ended
                                                       ----------------------------------------------------------
                                                         June 30, 2006        June 30, 2005       June 30, 2004
                                                       ------------------    ----------------    ----------------

Total Revenues                                              100.0%               100.0%              100.0%

Oil and Gas Production Costs                                         9.0                 8.4                13.3
                                                       ------------------    ----------------    ----------------

Income from Operations                                              91.0                91.6                86.7
                                                       ------------------    ----------------    ----------------

Costs and Expenses
   Depreciation and depletion                                       26.0                33.2                31.9
   Selling, general and administrative                              14.9                18.5                34.4
   Interest expense                                                  0.1                 0.1                 0.3
                                                       ------------------    ----------------    ----------------

Total Costs and Expenses                                            41.0                51.8                66.6
                                                       ------------------    ----------------    ----------------

Gain on Sale of Investment                                          17.0                13.7                   -

Income Before Income Taxes                                          67.0                53.5                20.0

Provision for Income Taxes                                        (17.9)              (18.9)               (9.0)
                                                       ------------------    ----------------    ----------------

Net Income                                                          49.7                34.6                11.0
                                                       ==================    ================    ================





     To facilitate discussion of our operating results for the years ended June
30, 2006 and 2005, we have included the following selected data from our Consolidated Statements of Operations:

                                               Comparison of the Fiscal
                                             Twelve Months Ended June 30,                 Increase (Decrease)
                                          -----------------------------------     ------------------------------------
                                               2006                2005               Amount            Percentage
                                          ----------------    ---------------     ---------------    -----------------
Revenues:
   Oil and gas sales                           $5,400,950         $3,853,177          $1,547,773            40.2  %
   Management fees                                510,706            266,127             244,579            91.9
   Interest and other                              67,806              8,140              59,666           733.0
                                          ----------------    ---------------     ---------------    ------------ ----

Total Revenues                                  5,979,462          4,127,444           1,852,018            44.9
                                          ----------------    ---------------     ---------------    ------------ ----

Cost and Expenses:
   Oil and gas production                         537,508            346,451             191,057            55.1
   Depreciation and depletion                   1,557,076          1,372,265             184,811            14.8
   Selling, general and administrative            890,255            763,236             126,599            16.6
   Interest expense                                 6,427              6,180                 247             4.0
                                          ----------------    ---------------     ---------------    ------------ ----

Total Costs and Expenses                        2,991,266          2,488,132             502,714            20.9
                                          ----------------    ---------------     ---------------    ------------ ----

Net Operating Income                           $2,988,196         $1,639,312          $1,349,304            81.2  %
                                          ================    ===============     ===============    ============ ====

     Central to the issue of success of the twelve months operations ended June
30, 2006 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                                Oil & Gas              MMBTU
                                                  Sales                 Sold             Price/MMBTU(1)
                                             -----------------    -----------------     ------------------

2006
   lst Quarter                                     $1,062,543              146,445                  $7.26
   2nd Quarter                                      2,018,233              201,371                  10.02
   3rd Quarter                                      1,496,427              182,987                   8.18
   4th Quarter                                        823,747              141,840                   5.81
                                             -----------------    -----------------     ------------------

Year to Date                                        5,400,950              672,643                   8.03
                                             -----------------    -----------------     ------------------

2005
   1st Quarter                                       $697,553              130,000                  $5.31
   2nd Quarter                                      1,132,359              177,350                   6.37
   3rd Quarter                                      1,103,687              169,150                   6.52
   4th Quarter                                        919,578              145,500                   6.30
                                             -----------------    -----------------     ------------------

Year to Date                                        3,853,177              622,000                   6.20
                                             -----------------    -----------------     ------------------

2004
   lst Quarter                                       $341,926               72,600                  $4.75
   2nd Quarter                                        362,942               79,900                   4.64
   3rd Quarter                                        401,941               71,900                   5.28
   4th Quarter                                        481,441               80,600                   5.97
                                             -----------------    -----------------     ------------------

Year to Date                                       $1,588,250              305,000                   5.17
                                             -----------------    -----------------     ------------------





12 Month Change
2006
   Amount                                          $1,547,773               50,643                  $1.83
   Percentage                                           40.2%                 8.1%                  29.5%

2005
   Amount                                          $2,264,927              317,000                  $1.03
   Percentage                                          142.6%               103.9%                  19.9%


(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

     Oil and gas revenue, volumes sold and price received for our product have shown a steady improvement over the past twelve months of fiscal 2006 and the twelve months of fiscal 2005. As the table above notes, revenue has increased approximately 40% when comparing the two twelve month periods ended June 30, 2006 and 2005. Volumes sold increased approximately 8%, while the price received for our product increased approximately 29%.

     Total revenue increased $1,852,018, or 45% when comparing the two periods, while operating and production costs increased $191,057, or 55%. As set out in the previous paragraph, revenue from gas sales increased because the volumes sold from new and existing wells increased and natural gas prices increased substantially. Production costs increased due to the addition of newly productive wells.

     Depletion and depreciation increased $202,811, or 15% due largely to increased drilling activity in the current year.

     A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This coverage of general and administrative costs increased from approximately 35% for the twelve months ended June 30, 2005 to approximately 57% at June 30, 2006.

     When comparing general and administrative expense for 2006 and 2005, costs increased by $127,019, or 17%, due primarily to increases in accounting and audit fees, promotional expense and corporate reporting expense and the issuance of common stock as compensation for services.

     Results of operations and net income (loss) before income taxes are presented in the following table:

                                   Quarterly Financial Information (unaudited)
                                                                                            Income (Loss)
                                                                   Income                Before Income Taxes
                            Total             Operating         (Loss) Before                 Per Share
                                                                                   --------------------------------
                           Revenues          Income (1)         Income Taxes           Basic            Diluted
                        ---------------    ----------------    ----------------    --------------    --------------
2006
   lst Quarter              $1,194,168          $1,112,448            $641,697            $0.095            $0.090
   2nd Quarter               2,108,723           1,978,244           1,496,922             0.222             0.210
   3rd Quarter               1,512,721           1,424,313             992,311             0.147             0.140
   4th Quarter               1,163,850             859,179             876,457             0.128             0.123
                        ---------------    ----------------    ----------------    --------------    --------------

Total                        5,979,462           5,374,184           4,007,387             0.592             0.563
                        ---------------    ----------------    ----------------    --------------    --------------

2005
   lst Quarter                 784,299             715,249             389,781             0.063             0.061
   2nd Quarter               1,190,333           1,092,632             729,748             0.074             0.070
   3rd Quarter               1,163,746           1,056,268             703,738             0.109             0.109
   4th Quarter                 980,926             908,704             382,957             0.094             0.090
                        ---------------    ----------------    ----------------    --------------    --------------

Total                        4,119,304           3,772,853           2,206,224             0.340             0.330
                        ---------------    ----------------    ----------------    --------------    --------------





2004
   lst Quarter                 388,337             348,739              50,197             0.010             0.010
   2nd Quarter                 433,317             365,761              93,022             0.010             0.010
   3rd Quarter                 440,127             354,642              76,762             0.010             0.010
   4th Quarter                 558,899             509,066             145,664             0.020             0.010
                        ---------------    ----------------    ----------------    --------------    --------------

Total                       $1,820,680          $1,578,208            $365,645           $ 0.050            $0.050
                        ---------------    ----------------    ----------------    --------------    --------------

(1) Operating income is oil and gas sales plus management fees less oil and gas production costs.

     As can be seen in the table, revenues and operating income have improved significantly when comparing the twelve month periods ended June 30, 2006 and 2005. We believe this is due to the steady increase in production volumes sold in each subsequent quarter and the fact that we have enjoyed an appreciating price received for our product. Operating income has increased because production costs have increased at a lesser rate than production and prices.

     Our future success in the oil and gas industry will depend on the cost of finding oil or gas reserves to replace our production, the volume of our production and the prices we receive for sale of our production. These factors are subject to all of the risks associated with operations in the oil and gas industry, many of which are beyond our control.

Factors That May Affect Future Operating Results:
------------------------------------------------

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

     Oil and gas prices fluctuate widely, and low prices for an extended period of time are likely to have a material adverse impact on our business. Our revenues, profitability and future growth and reserve calculations depend substantially on reasonable prices for oil and gas. These prices also affect the amount of our cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic asset redeterminations based in part on changing expectations of future crude oil and natural gas prices. Lower prices may also reduce the amount of oil and gas that we can produce economically.

     o        Among the factors that can cause fluctuations are:
     o        domestic and foreign supply of oil and natural gas;
     o        price and availability of alternative fuels;
     o        weather conditions;
     o        level of consumer demand;
     o        price of foreign imports;
     o        world-wide economic conditions;
     o        political conditions in oil and gas producing regions; and
     o        domestic and foreign governmental regulations.

     A widening of commodity differentials may adversely impact our revenues and per barrel economics. Both our produced crude oil and natural gas are subject to pricing in the local markets where the production occurs. It is customary that such products are priced based on local or regional supply and demand factors. California heavy crude sells at a discount to WTI, the U.S. benchmark crude oil, primarily due to the additional cost to refine gasoline or light product out of a barrel of heavy crude. Natural gas field prices are normally priced off of Henry Hub NYMEX price, the benchmark for U.S. natural gas. While we attempt to contract for the best possible price in each of our producing locations, there is no assurance that past price differentials will continue into the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sectors of the industry, trade restrictions, governmental regulations, etc. We may be adversely impacted by a widening differential on the products sold.

     Market conditions or operational impediments may hinder our access to crude oil and natural gas markets or delay our production. Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline, gathering system capacity, processing facilities or refineries. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market.

     Factors that can cause price volatility for crude oil and natural gas include:

     o        availability and capacity of refineries;
     o availability of gathering systems with sufficient capacity to handle local production;
     o        seasonal fluctuations in local demand for production;
     o        local and national gas storage capacity;
     o        interstate pipeline capacity; and

     Our future success depends on our ability to find, develop and acquire oil and gas reserves. To maintain production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration, exploitation or acquisition activities, our reserves, production and revenues will decline. We may not be able to find and develop or acquire additional reserves at an acceptable cost. In addition, substantial capital is required to replace and grow reserves. If lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or limit our ability to borrow under credit arrangements, we may be unable to expend the capital necessary to locate and develop or acquire new oil and gas reserves.

     Actual quantities of recoverable oil and gas reserves and future cash flows from those reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from estimates. Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, some of which are mandated by the SEC. The accuracy of a reserve estimate is a function of quality and quantity of available data, interpretation of that data, and accuracy of various mandated economic assumptions.

     Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of development and exploration and prevailing oil and gas prices.

     In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     If oil or gas prices decrease, we may be required to take write-downs. We may be required to write-down the carrying value of our oil and gas properties when oil or gas prices are low, or there are substantial downward adjustments to our estimated proved reserves, increases in estimates of development costs or deterioration in exploration or production results.

     We capitalize costs to acquire, find and develop our oil and gas properties under the full cost accounting method. If net capitalized costs of our oil and gas properties exceed fair value, we must charge the amount of the excess to earnings. We review the carrying value of our properties annually and at any time when events or circumstances indicate a review is necessary, based on prices in effect as of the end of the reporting period. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     Competitive industry conditions may negatively affect our ability to conduct operations. Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop their properties. Many of our competitors have financial resources that are substantially greater, which may adversely affect our ability to compete within the industry.

     Drilling is a high-risk activity. Our future success will partly depend on the success of our drilling program. In addition to the numerous operating risks described in more detail below, these drilling activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including obtaining government required permits, unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental or landowner requirements, and shortages or delays in the availability of drilling rigs and the delivery of equipment and/or services.

     The oil and gas business involves many operating risks that can cause substantial losses; insurance may not protect us against all of these risks. These risks include fires, explosions, blow-outs, uncontrollable flows of oil, gas, formation water or drilling fluids, natural disasters; pipe or cement failures, casing collapses, embedded oilfield drilling and service tools, abnormally pressured formations, major equipment failures, including cogeneration facilities, and environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases.

     If any of these events occur, we could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, pollution and other environmental damage, investigatory and clean-up responsibilities, regulatory investigation and penalties, suspension of operations, and repairs to resume operations.

     If we experience any of these problems, our ability to conduct operations could be adversely affected. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us. In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our Management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. While we intend to obtain and maintain appropriate insurance coverage for these risks, there can be no assurance that our operations will not expose us to liabilities exceeding such insurance coverage or to liabilities not covered by insurance.

     We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business. Our development, exploration, production and marketing operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations oppose certain drilling projects and/or access to prospective lands.

     Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. A major risk inherent in our drilling plans is the need to obtain drilling permits from state, and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a negative effect on our ability to explore on or develop its properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability.

     The loss of key personnel could adversely affect our business. We depend to a large extent on the efforts and continued employment of our executive Management team and other key personnel. The loss of the services of these or other key personnel could adversely affect our business. We do maintain key man insurance on Mr. Robert A. Cohan, President and CEO, in the amount of $1,000,000. Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

     We have limited control over the activities on properties that we do not operate. Although we operate most of the properties in which we have an interest, other companies operate some of the properties. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund their operation. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns or lead to unexpected future costs.

     We may not adhere to our proposed drilling schedule. Our final determination of whether to drill any scheduled or budgeted wells will depend on a number of factors, including results of our exploration efforts and the acquisition, review and analysis of our seismic data, if any; availability of sufficient capital resources to us and any other participants for the drilling of the prospects, approval of the prospects by other participants after additional data has been compiled, economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability and prices of drilling rigs and crews, and availability of leases, license options, farm-outs, other rights to explore and permits on reasonable terms for the prospects.

     Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame, or at all. In addition, our drilling schedule may vary from our expectations because of future uncertainties and rig availability and access to our drilling locations utilizing available roads.

     We may incur losses as a result of title deficiencies. We purchase working and revenue interests in the oil and natural gas leasehold interests upon which we will perform our exploration activities from third parties or directly from the mineral fee owners. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and, often, we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. As is customary in our industry, we rely upon the judgment of oil and natural gas lease brokers or independent landmen who perform the field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest. We, in some cases, perform curative work to correct deficiencies in the marketability of the title to us. The work might include obtaining affidavits of heirship or causing an estate to be administered. In cases involving more serious title problems, the amount paid for affected oil and natural gas leases can be generally lost, and the target area can become undrillable.

     Estimates may differ from actual. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities, the related present value of estimated future net cash flows therefrom, and the costs to develop and abandon oil and gas properties.

Off Balance Sheet Arrangements:
-------------------------------

     We do not have any off balance sheet accounting arrangements. We do enter into joint ventures and operating agreements for the ownership and drilling of wells with third parties. Aspen's balance sheet only reflects its own interest in these arrangements, however, and has no interest in any ownership by third parties (some of whom are related parties).

Recently Issued Pronouncements:
-------------------------------

     FASB 123(R) (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to FASB Statement No. 123, "Accounting for Stock Based Compensation", SFAF 123(R), "Share Based Payment". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

     The Company will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

     The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. The impact of the adoption of this statement will be to recognize in compensation expense approximately $115,000 during fiscal years ending June 30, 2007 and 2008 related to unvested option grants issued prior to July 1, 2006. However, the actual expense recognized will depend on a number of factors including the fair value of awards issued during those periods.

     In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 was issued. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. Adoption of this statement is expected to have no impact on the Company's financial position or results of operations.

     In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140 was issued. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 will become effective for the Company's fiscal year beginning after September 15, 2006. Adoption of this statement is expected to have no impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The information required by this item begins on page 44 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     On February 21, 2006, our Board of Directors informed Gordon, Hughes, & Banks, LLP ("Gordon Hughes") that it had dismissed Gordon Hughes as the Company's independent registered public accounting firm effective immediately.

     On February 21, 2006, the Board of Directors informed Hein & Associates LLP, certified public accountants, that such firm was appointed as the Company's registered accounting firm effective immediately.

     Gordon Hughes' principal accountant report on the financial statements for either of the previous two fiscal years (ending June 30, 2005 and 2004, including interim periods), or any subsequent period up to the dismissal of Gordon Hughes as the Company's independent registered public accounting firm, did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

     There were no disagreements with Gordon Hughes on any matters of accounting principles, practices, financial statement disclosure, or auditing scope or procedure.

     The Company has provided Gordon Hughes with a copy of the disclosures set for in its Form 8-K reporting an event of February 21, 2006 (filed February 22,
2006) and requested Gordon Hughes to furnish to the Company with a letter addressed to the Securities and Exchange Commission stating whether Gordon Hughes agrees with the statements by the Company in this report. Gordon Hughes' letter was attached as Exhibit 16.1 to that Form 8-K.


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

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our president who serves as our principal executive officer and as our principal financial officer. Our president considered advice from our auditors, Hein & Associates, LLP, that, based on several corrections to our financial statements and related disclosures that they proposed, there is a material weakness in our internal controls over financial reporting. In reaching its conclusion, our auditors also discussed the fact that our president acts as both our principal executive officer and our principal financial officer and that we do not have an audit committee (both factors discussed elsewhere in this report). There is no legal requirement prohibiting our president from serving as both principal executive and financial officer, and Aspen is not subject to a requirement to have an audit committee. As a result of the concerns expressed by our auditors, our president reached the conclusion that, in his opinion, disclosure controls and procedures were not effective. In reaching his conclusion, our president also considered various mitigating factors, noting that formerly Aspen had one consultant serving us on a part-time basis, and during fiscal 2006 we had increased our accounting staff to three consultants, including two certified public accountants.

(b)  Changes in Internal Controls.

     There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation. Our president also noted that Aspen is still evaluating and implementing additional controls to meet the requirements of Sarbanes-Oxley ss. 404, and will continue to implement appropriate changes as they are identified, and will implement changes in fiscal year 2007 to remediate the material weaknesses that our auditors identified. Aspen is not subject to the requirement that it provide a management's report on internal control over financial reporting or the requirement that the report be attested to by its auditors until its first fiscal year ending after July 15, 2007.


ITEM 8B.  OTHER INFORMATION
---------------------------

     Not applicable. All required information has been reported herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

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

      Name                      Age    Position                                  Class        Director Since
      ----                      ---    --------                                  -----        --------------

      Robert A. Cohan            50    President, Chief Executive Officer,         I               1998
                                       Chief Financial Officer, Treasurer
                                       and Director

      Kevan B. Hensman           50    Director                                    II              2006

      R. V. Bailey               74    Vice President, Secretary,                 III              1980
                                       Director, and Board Chairman

     Each of the directors will be up for reelection at the next annual meeting of stockholders and will continue to serve until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We do not expect to hold an annual meeting during fiscal 2007.

     Each officer is appointed annually and serves at the discretion of the Board of Directors until his successor is duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position. None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934. None of the directors are involved in, or have been involved in, any legal proceedings of the type that must be disclosed pursuant to Item 401(c) of SEC Regulation S-B.

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979 and he works for Aspen on a full-time basis. He has approximately 27 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President West Coast Division (now President & CEO), opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     Kevan B. Hensman became a director of Aspen Exploration Corporation on September 11, 2006. Since June 2006, Mr. Hensman has been the Manager of Paramount Citrus Association with current duties including the preparation of an annual plan; quarterly budget updates; management reporting; and analysis. From April 2002 to June 2006, Mr. Hensman served as an Analyst for Truxtun Radiology Medical Group, LP with the duties of providing financial analysis; performing special projects; and assisting the Practice Administrator in performing various duties and assignments.

     Mr. Hensman was employed by Aera Energy, LLC as its Energy Portfolio Consultant from June 1999 to November 2001. During his tenure, his duties included providing an analysis of gas pricing and supply to upper management and the operation departments; the administration and negotiation of all gas purchase/sales contracts and gas pipeline transportation contracts and agreements; advising business partners on current Governmental regulations and legislation; managing the fuel budget; preparing month-, quarter- and year-end reports; and partnering with department heads to prepare the annual plan and budget forecasts.

     Mr. Hensman served as the Planner/Gas Analyst from November 1997 to May 1999 for Texaco Exploration and Production Company. His duties included evaluating the energy markets for gas pricing for the management team and production department; supporting the gas contract administration; negotiating gas contracts for natural gas purchase and sales and pipeline transportation; managing the imbalance account with vendors to minimize the company's penalty fees; scheduling deliveries of supplies to production operations and projects; budgeting for the yearly plan and five year strategic plan for Kern River Business Unit; completing forecasts; economics evaluations; performing variance reports and month-end reports; managing project completion audits; resolving accounting and budget issues; and preparing month-end and year-end reports with accounting.

     Mr. Hensman served as the Supervisor of Fuel Supply and Acquisition Analyst from February 1991 to October 1997 for Santa Fe Energy/Monterey Resources. Mr. Hensman was responsible for administration and negotiating gas purchase/sales contracts; tracking fuel use; scheduling and balancing on gas pipelines; evaluating energy markets relating to gas pricing for the recommendation of term purchases; supporting annual planning and budget cyclic; economic evaluation of acquisition candidates; and portfolio evaluation.

     Mr. Hensman is not a director of any other public company. In 1999, Mr. Hensman received a Bachelor of Science degree in finance from California State University Bakersfield (CSUB).

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 44 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception, but currently devotes only a small portion of his time to Aspen's business.

Meetings of the Board and Committees:

     The Board of directors held 2 formal meetings during the fiscal year ended June 30, 2006 and one subsequently. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent six times during fiscal 2005, 8 times during fiscal 2006, and has not acted by consent subsequently.

No Audit Committee or Code of Ethics:

     Aspen does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. Consequently Aspen has not designated an audit committee financial expert.

     Aspen's board of directors has not adopted a code of ethics because the board does not believe that, given the small size of Aspen and the limited transactions, a code of ethics is warranted.


Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

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

Family Relationships:

     As of June 30, 2006, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of the reports it received from persons required to file, we believe that during the period from July 1, 1995 through September 25, 2006, all filing requirements applicable to its officers, directors and greater-than-ten-percent shareholders were complied with except as set forth in the following paragraph.

1. Robert F. Sheldon, then a director, filed one Form 4 late. The Form 4 reported a single transaction.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the three years ended June 30, 2004, 2005 and 2006. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any subsidiary.


                                            Annual Compensation             Long-Term Compensation Awards
                                     --------------------------------  ---------------------------------------

                                                                                 Awards            Payout
                                                                       --------------------------  --------
         (a)                (b)         (c)       (d)         (e)         (f)            (g)         (h)            (i)
-----------------------    -------   ----------  -------    ---------  -----------   ------------  --------    -------------
                                                                                     Securities
                                                                          ($)        Underlying
       Name and            Fiscal       ($)       ($)         ($)      Restricted    Options and    LTIP        All Other
  Principal Position        Year      Salary      Bonus     Other(1)     Awards       SARs (#)     Payout    Compensation(1)
-----------------------    -------   ----------  -------    ---------  -----------   ------------  --------  --------------

R. A. Cohan,
  President and CEO         2004       137,100        0       54,800            0              0         0             7,300
                            2005       145,000        0      128,100            0              0         0             5,900
                            2006       152,500        0      191,023            0              0         0                 -

R. V. Bailey, Vice President
  and Chairman              2004        45,000        0       59,100            0              0         0            25,250
                            2005        45,000        0       96,200            0              0         0            25,940
                            2006        45,000        0      140,671            0              0         0            20,964

(1.) We have an "Amended Royalty and Working Interest Plan" by which we, in our discretion, are able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects.

     No additional compensation has been recognized as reimbursement to the vice president for income taxes for the years ended June 30, 2006, 2005, and 2004. Mr. Bailey's taxable amount was $0 for fiscal 2006, 2005, and 2004, equal to the "economic benefit" attributed to the vice president as defined by the Internal Revenue Code. The Company paid no premiums during fiscal 2006, 2005, and 2004.

     We adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen's contribution (if any) to this plan is determined by the Board of Directors each year. At June 30, 2004, we contributed $8,550 to the plan; during fiscal 2005 we contributed $7,350 to the plan ($1,350 to R. V. Bailey's plan; $4,350 to Robert A. Cohan's plan; $1,650 to Judith L. Shelton's plan). An Amendment to the Profit-Sharing 401(k) Plan was adopted effective July 1, 2005 which states that Aspen will make matching contributions equal to 50% of the participant's elective deferrals. During fiscal 2006, we contributed $30,250 to the plan ($9,000 to R. V. Bailey's plan; $8,750 to Robert A. Cohan's plan; $12,500 to Judith L. Shelton's plan). When amounts are contributed to Mr. Bailey's and Mr. Cohan's accounts (which amounts are fully vested), these amounts are also included in column (e) of the tables, above.

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

     During fiscal 2006, we assigned to employees royalties on certain of our properties pursuant to our Amended Royalty and Working Interest plan, as follows. The value attributed to these overrides is considered nominal, since the assignments were made while the properties were undeveloped and unproved. The overriding royalty interests in these properties granted to our named officers and all employees were as follows:

                          R. V. Bailey       R. A. Cohan       J. L. Shelton
                          ---------------    ---------------   ----------------

Johnson Unit 11                 1.260000           1.260000           0.480000
Merrill 31-1                    1.360000           2.000000           0.640000
Heidrick 11-1                   1.133333           1.666667           0.533333
Kalfsbeek 1-13                  1.360000           2.000000           0.640000
Denverton Horizontal            1.066750           1.568750           0.502000
Houghton 25-2                   0.377400           0.555000           0.177600
Merrill 31-2                    1.360000           2.000000           0.640000
Street 1-3                      1.241743           1.826088           0.584349


Stock Options and Stock Appreciation Rights Granted During the Last Fiscal Year:

     We did not grant any stock options or stock appreciation rights to any person during the fiscal year ended June 30, 2006. As described above, we did grant an option to purchase 10,000 shares to a person who became a director of Aspen on September 11, 2006.

     The following table sets forth information regarding options exercised by the named executive officers and the value of in the money options at June 30, 2006. This does not include options that Mr. Bailey exercised subsequent to the end of the fiscal year.

                                                                                Number of
                                                                                Securities             Value of
                                                                                Underlying           Unexercised
                                                                               Unexercised           In-the-Money
                                                                               Options/SARs          Options/SARs
                                          Shares                             at June 30, 2006       at June 30, 2006
                                        Acquired on                            Exercisable/          Exercisable/
   Name and Principal Position          Exercise (#)      Value Realized       Unexercisable         Unexercisable
-----------------------------------    --------------    ---------------    -------------------     ---------------

R. V. Bailey,
   Vice President and Chairman               0                       $-       71,667 /43,333                    $-

Robert A. Cohan,
   President and CEO                         0                       $-      119,667 /110,333                   $-

Robert F. Sheldon,
    Director                                 0                       $-       53,667 /43,333                    $-

Long Term Incentive Plans/Awards in Last Fiscal Year:

     Except as described in our 401(k) plan, we do not have a long-term incentive plan nor have we made any awards during the fiscal year ended June 30, 2006.

Employment Contracts and Termination of Employment and Change in Control
Arrangements:

     Mr. Bailey: Effective May 1, 2003, and as amended September 21, 2004, we entered into an employment agreement with Chairman of the Board, R. V. Bailey. Some of the pertinent provisions include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey's salary will be $45,000 per year through December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen's stock options and royalty interest programs. During the term of the agreement, and in lieu of health insurance, we have agreed to pay Mr. Bailey a monthly $1,700 allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement.

     We may terminate this agreement upon Mr. Bailey's death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, we will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement. Aspen may not terminate the employment agreement for other reasons. The original May 1, 2003, agreement also terminated Aspen's obligations under a June 4, 1993 agreement by which it was obligated to repurchase Mr. Bailey's stock upon his death.

     Mr. Cohan: On January 1, 2003 we entered into an employment contract with Mr. Cohan which has been extended through December 31, 2008. This currently provides for a salary of $160,000, plus health insurance, cost reimbursement, and certain other benefits. The employment contract also provides for standard confidentiality provisions.

     The employment contract provides that Mr. Cohan may terminate the agreement for cause if Aspen breaches the contract, reduces Mr. Cohan's responsibilities, fails to reappoint Mr. Cohan as president or if the shareholders fail to reelect him as director, or upon a change of control of Aspen. As described in the employment contract, a change of control would occur if:

     o any person (not currently owning at least 15% of the outstanding common stock) acquires 15% or more of Aspen's outstanding common stock;
     o a change in the board of directors occurs that results in the existing directors having less than 75% of the board's total vote; or
     o a merger, consolidation, or other business combination as a result of which Aspen is not the surviving entity or (if surviving) becomes a subsidiary of another entity.

     By approving Mr. Hensman's election to the board of directors, Mr. Cohan waived the change in the board of directors which might have resulted in his right to terminate his employment agreement for cause. He has the right to waive other potential events of default, as well. Were Mr. Cohan to terminate the employment agreement for cause, Aspen would be obligated to pay Mr. Cohan, within 30 days, an amount equal to the greater of the amount due for the remaining term of the employment contract or six months of his then current monthly salary. Aspen's liability is the same were it to terminate the contract because of Mr. Cohan's death or disability.

     Aspen may also terminate the employment contract with cause, and if it does so it will owe Mr. Cohan his salary only through the date of termination. Were Aspen to terminate the employment contract without cause, Aspen would be obligated to pay Mr. Cohan, within 30 days, an amount equal to the greater of the amount due for the remaining term of the employment contract or nine months of his then current monthly salary.

     See also Item 12, Certain Relationships and Related Party Transactions.

Report on Repricing of Options/SARs:

     We did not reprice any options or stock appreciation rights during the fiscal year ended June 30, 2006, or subsequently.

Compensation of Directors
-------------------------

     Although we have not formally adopted a plan for the compensation of our directors, we issued to Mr. Hensman an option to purchase 10,000 share of our common stock at a price of $3.70 per share, exercisable through September 11, 2011. In addition, we agreed to pay Mr. Hensman $2,000 per meeting of the board of directors that he attends in person or by telephone, and to reimburse him for any expenses that he may incur in performing his duties as a member of the board of directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth as of September 25, 2006 the number and percentage of Aspen's shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group.

                                    Beneficial Ownership
Beneficial Owner                      Number of Shares       Percent of Total
----------------------------        ----------------------   ------------------

R. V. Bailey                                1,355,096  i          18.92%

Robert A. Cohan                               688,377  ii         9.61%

Robert F. Sheldon                             198,656  iii        2.77%
                                    ------------------       ------------------

All Officers and Directors
   as a Group (3 persons)                   2,242,129             31.31%


The address for all of the above directors and executive officers is:
2050 S. Oneida St., Suite 208, Denver, CO 80224

i This number includes 1,191,776 shares of stock held of record in the name of R. V. Bailey and 16,320 shares of record in the name of Mieko Nakamura Bailey, his wife. In addition, the number of shares owned includes 100,000 shares of common stock granted in a property exchange; stock options to purchase 65,000 shares of restricted common stock; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004, 50,000 shares of restricted common stock that were exercised on March 9, 2005, and 50,000 shares of common stock that were exercised on August 11, 2006; and 200,000 shares of restricted common stock that were exercised on June 11, 2001. Additionally, Aspen issued 32,000 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey's 401(k) account.

ii This number includes 300,000 shares of common stock granted; stock options to purchase 80,000 shares of restricted common stock; stock options to purchase 250,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on August 16, 2004; and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan's 401(k) account.

iii This number includes 20,000 shares of common stock granted December 13, 1996; 20,000 shares of common stock granted November 1, 1997; all of the stock options to purchase 65,000 shares of restricted common stock expired upon his death; stock options to purchase 150,000 shares of restricted common stock, which includes 50,000 shares of restricted common stock that were exercised on May 14, 2004 and 50,000 shares of restricted common stock that were exercised on March 9, 2005 and 50,000 shares of restricted common stock which expired upon his death; and stock options granted for 80,000 shares of common stock that were exercised on December 17, 2001.

     Except with respect to the employment agreements between Aspen and R. V. Bailey and between Aspen and Robert Cohan, we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Aspen.

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

     R. V. Bailey, vice president and director of Aspen, Robert A. Cohan, president and director of Aspen, and Ray K. Davis, former consultant to Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. The affiliates paid for their proportionate share of all costs to acquire, develop and operate these properties. As of June 30, 2006, working interests of the Company and its affiliates in certain producing California properties are set forth below:

                                          Gross Wells           Net Wells
                                              Gas                  Gas
                                        -----------------    -----------------

           Aspen Exploration                   74                 14.99
           R. V. Bailey                        54                  1.63
           R. A. Cohan                         54                  0.94
           R. K. Davis                         64                  1.34
           J. L. Shelton                       45                  0.10

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

Employment Agreements:

     See Item 10, Executive Compensation -- Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Aspen and Messrs. Cohan and Bailey.

Other Arrangements:

     During the fiscal years 2006 and 2005, Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Aspen's benefit. During the years ended June 30, 2006 and 2005, Aspen provided one vehicle each to Aspen's president and vice president.

Certain Business Relationships:

         None.

(1)-(5) Indebtedness of Management:

         None.

Transactions with Promoters:

         Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit No.    Title
-----------    -----------------------------------------------------------------

3.01*          Certificate of Incorporation
3.03*          Bylaws - Subsidiary
3.20*          Registrant's Amended and Restated Bylaws
4.01*          Specimen Common Stock Certificate
10.01*         Royalty and Working Interest Plan
10.02          Employment Agreement between Aspen Exploration Corporation and
               Robert A. Cohan dated April 1, 2005, as amended
10.03*         Employment Agreement between Aspen Exploration Corporation and
               R.V. Bailey dated September 21, 2004, as amended
10.08*         Stock Purchase Agreement between Aspen Exploration Corporation and R.V. Bailey dated January, 1983
10.13*         Split-Dollar Life Insurance Plan for R.V. Bailey
10.16          Option Grant to Director Kevan B. Hensman
22.1*          Subsidiaries of Aspen Exploration Corporation
               Aspen Gold Mining Company, a Colorado corporation
               Aspen Power Systems, LLC, a Colorado limited liability company
31             Certification pursuant to Rule 13a-14
32             Certification pursuant to 18 U.S.C.ss.1350

* Incorporated by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT'S FEES AND SERVICES.
---------------------------------------------------

(a)      Audit Fees.

     Our principal accountant, Gordon Hughes & Banks LLP, billed us aggregate fees in the amount of approximately $42,810 for the fiscal year ended June 30, 2006 and $26,700 for the fiscal year ended June 30, 2005. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

     On February 21, 2006, the Board of Directors of Aspen Exploration Corporation (the "Company" or "we") informed Gordon, Hughes, & Banks, LLP ("Gordon Hughes") that it has dismissed Gordon Hughes as the Company's independent registered public accounting firm effective immediately.

     On February 21, 2006, the Company's Board of Directors informed Hein & Associates LLP, certified public accountants, that such firm was appointed as the Company's independent registered accounting firm effective immediately. Hein & Associates LLP's aggregate fees are expected to be approximately $58,500 for the fiscal year ended June 30, 2006.

(b)  Audit-Related Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $3,850 and $3,750 for the fiscal years ended June 30, 2006 and 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

 (c) Tax Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of approximately $7,740 for the fiscal year ended June 30, 2006 and approximately $5,400 for the fiscal year ended June 30, 2005, for tax compliance, tax advice, and tax planning.

(d) All Other Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2005 and 2004 for other fees.

(e)  Audit Committee's Pre-Approval Practice.

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

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Gordon Hughes & Banks LLP performing our audit for the 2005 fiscal year, as well as tax services for the 2004 and 2005 fiscal years, and has approved Hein & Associates LLP to perform our audit for the 2006 fiscal year.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                                         Percentage of Total Fees Paid to:
                         -------------------------------------------------------------------
                                                    Gordon Hughes           Gordon Hughes
                         Hein & Associates           & Banks LLP            & Banks LLP
                         --------------------    --------------------    -------------------

                          Fiscal Year 2006        Fiscal Year 2006        Fiscal Year 2005
                         --------------------    --------------------    -------------------

Audit fees                      100%                     73%                    66%
Audit-related fees               0%                      9%                     14%
Tax fees                         0%                      18%                    20%
All other fees                   0%                      0%                      0%


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         October 11, 2006

                           ASPEN EXPLORATION CORPORATION,
                           a Delaware Corporation


                             By:  /s/ Robert A. Cohan
                                  ----------------------------------------------
                                  Robert A. Cohan
                                  President, Chief Executive Officer, and
                                  Chief Financial Officer


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date                  Name and Title                       Signature
     ----                  --------------                       ---------

October 11, 2006        Robert A. Cohan                    /s/ Robert A. Cohan
                        Principal Executive Officer,       -------------------
                        Principal Financial Officer
                        Director



October 11, 2006        R. V. Bailey                       /s/ R. V. Bailey
                        Chairman of the Board             --------------------
                        Director



October 11, 2006        Kevan B. Hensman                   /s/ Kevan B. Hensman
                        Director                          ----------------------

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----


Reports of Independent Registered Public Accounting Firms..............  42-43

Financial Statements as of June 30, 2006 and June 30, 2005:

Consolidated Balance Sheets............................................  44-45

Consolidated Statements of Income......................................   46

Consolidated Statement of Stockholders' Equity.........................   47

Consolidated Statements of Cash Flows..................................   48

Notes to Consolidated Financial Statements.............................  49-66

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM





Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado


We have audited the consolidated balance sheet of Aspen Exploration Corporation and Subsidiary as of June 30, 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2006, and the results of their consolidated operations and cash flows for the year ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.






Hein & Associates LLP
Denver, Colorado
August 18, 2006

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




To the Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado


We have audited the consolidated balance sheet of Aspen Exploration Corporation and Subsidiary as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2005, and the results of their consolidated operations and cash flows for the year ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.




/s/Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
August 19, 2005

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS



                                                                                      June 30,
                                                                       -------------------------------------
                                                                            2006                    2005
                                                                       --------------          -------------
                                                   ASSETS

Current Assets:
   Cash and cash equivalents                                            $  6,466,010            $  3,430,146
   Investments                                                             1,002,527                    --
   Accounts and trade receivables                                          2,119,758                 614,720
   Accounts receivable - related party                                         1,273                  13,000
   Prepaid expenses                                                          338,000                  15,422
   Precious metals                                                            18,823                  18,823
                                                                        ------------            ------------

Total Current Assets                                                       9,946,391               4,092,111
                                                                        ------------            ------------

Investment in oil and gas properties, at cost (full cost method
  of accounting)                                                          14,274,642               9,670,383

   Less accumulated depletion and impairment                              (6,118,879)             (4,587,090)
                                                                        ------------            ------------

                                                                           8,155,763               5,083,293
                                                                        ------------            ------------

Property and Equipment, at cost:
   Furniture, fixtures, and vehicles                                         122,576                 154,819

   Less accumulated depreciation                                             (54,710)                (74,044)
                                                                        ------------            ------------

                                                                              67,866                  80,775
                                                                        ------------            ------------

Other Assets:
    Deposits                                                                 250,000                    --
    Deferred tax asset                                                       771,000                    --
                                                                        ------------            ------------

                                                                           1,021,000                    --
                                                                        ------------            ------------

Total Assets                                                            $ 19,191,020            $  9,256,179
                                                                        ============            ============

                                                                                       (Statement Continues)


                               Seee accompanying notes to these financial statements.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS (Continued)



                                                                                    June 30,
                                                                      --------------------------------------
                                                                           2006                     2005
                                                                      -------------            ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                               $  3,823,298            $    655,190
   Accounts payable - related party                                            --                   103,233
   Advances from joint interest owners                                    2,187,147                 710,477
   Asset retirement obligation, current portion                              62,800                  13,826
                                                                       ------------            ------------

Total Current Liabilities                                                 6,073,245               1,482,726
                                                                       ------------            ------------

Asset Retirement Obligation, net of current portion                         331,823                  82,384

Deferred Income Taxes                                                     2,685,000               1,015,488
                                                                       ------------            ------------

Total Long Term Liabilities                                               3,016,823               1,097,872
                                                                       ------------            ------------

Total Liabilities                                                         9,090,068               2,580,598
                                                                       ------------            ------------
Commitments and Contingencies (Notes 3, 5, 7, 10, and 11)

Stockholders' Equity:

   Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued and outstanding: At June 30, 2006, 7,094,641shares
     and June 30, 2005, 6,733,308 shares                                     35,473                  33,666
   Capital in excess of par value                                         7,283,914               6,728,321
   Retained earnings (deficit)                                            2,900,798                 (69,169)
   Deferred compensation                                                   (119,233)                (17,237)
                                                                       ------------            ------------

Total Stockholders' Equity                                               10,100,952               6,675,581
                                                                       ------------            ------------

Total Liabilities and Stockholders' Equity                             $ 19,191,020            $  9,256,179
                                                                       ============            ============


                           See accompanying notes to these financial statements.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                             ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME



                                                                               Year Ended June 30,
                                                                        -----------------------------------
                                                                            2006                    2005
                                                                        -----------             -----------

Revenues:
   Oil and gas                                                          $ 5,400,950             $ 3,853,177
   Management fees                                                          510,706                 266,127
   Interest and other income                                                 67,806                   8,140
                                                                        -----------             -----------

Total Revenues                                                            5,979,462               4,127,444
                                                                        -----------             -----------

Costs and Expenses:
   Oil and gas production                                                   537,508                 346,451
   Depreciation, depletion and amortization                               1,557,076               1,372,265
   Interest expense                                                           6,427                   6,180
   Selling, general and administrative                                      890,255                 763,236
                                                                        -----------             -----------

Total Costs and Expenses                                                  2,991,266               2,488,132
                                                                        -----------             -----------

Operating Income                                                          2,988,196               1,639,312

Gain on Investments                                                       1,018,771                 560,090
Gain on Sale of Equipment                                                      --                     6,822
                                                                        -----------             -----------

Income Before Income Tax Provision                                        4,006,967               2,206,224

Provision for Income Taxes                                               (1,037,000)               (719,168)
                                                                        -----------             -----------

Net Income                                                              $ 2,969,967             $ 1,487,056
                                                                        ===========             ===========


Basic Earnings Per Common Share                                         $      0.44             $      0.23
                                                                        ===========             ===========

Diluted Earnings Per Common Share                                       $      0.40             $      0.22
                                                                        ===========             ===========


Basic Weighted Average Number of Common Shares Outstanding                6,826,333               6,488,001
                                                                        ===========             ===========

Diluted Weighted Average Number of Common Shares Outstanding              7,456,495               6,786,499
                                                                        ===========             ===========


                           See accompanying notes to these financial statements.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                            ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                 Common Stock
                                     ---------------------------------------    Accumulated
                                                                                 (Deficit)
                                                                                  Retained        Deferred          Total
                                       Shares      Par Value         APIC         Earnings       Compensation       Equity
                                     ---------    -----------    -----------     -----------     -----------     -----------

Balances at June 30, 2004            5,958,979    $    29,796    $ 6,064,602     $(1,556,225)    $    (3,592)    $ 4,534,581

   Stock issued for
    debt and interest                  300,500          1,503        259,717            --              --           261,219
   Options exercised by
    directors and officers             109,167            545           (545)           --              --              --
   Options exercised
    by employee                          9,173             46            (46)           --              --              --
   Options exercised
    by consultant                       13,489             67            (67)           --              --              --
   Stock issued for
    consulting services                 28,000            140         34,860            --           (35,000)           --
   Stock warrants exercised            300,000          1,500        328,500            --              --           330,000
   Stock issued for
    consulting services                 14,000             70         41,300            --           (41,370)           --
   Amortization of
    deferred compensation                 --             --             --              --            62,725          62,725
   Net income                             --             --             --         1,487,056            --         1,487,056
                                   -----------    -----------    -----------     -----------     -----------     -----------

Balances at June 30, 2005            6,733,308         33,666      6,728,321         (69,169)        (17,237)      6,675,581

   Options exercised
    by consultant                       25,000            125         14,125            --              --            14,250
   Stock issued for
    consulting services                 10,000             50         63,950            --           (64,000)           --
   Options exercised
    by consultant                        8,333             42         22,208            --              --            22,250
   Stock warrants exercised            300,000          1,500        373,500            --              --           375,000
   Stock issued for
   consulting services                  18,000             90         81,810            --           (81,900)           --
   Amortization of
    deferred compensation                 --             --             --              --            43,904          43,904
   Net income                             --             --             --         2,969,967            --         2,969,967
                                   -----------    -----------    -----------     -----------     -----------     -----------

Balances at June 30, 2006            7,094,641    $    35,473    $ 7,283,914     $ 2,900,798     $  (119,233)    $10,100,952
                                   ===========    ===========    ===========     ===========     ===========     ===========


                           See accompanying notes to these financial statements.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                                     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     Year Ended June 30,
                                                                             ----------------------------------
                                                                                2006                   2005
                                                                             -----------            -----------

Cash Flows from Operating Activities:
-------------------------------------
   Net income                                                                $ 2,969,967            $ 1,487,056
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Amortization of deferred compensation                                        43,904                 62,725
     Depreciation, depletion, and amortization                                 1,557,076              1,372,265
     Deferred income tax provision                                               898,512                719,168
     Realized gain on investments                                                   --                 (560,090)
     Unrealized gain on investments                                           (1,018,210)                  --
     Purchase of investments                                                    (100,356)                  --
     Proceeds from sale of investments                                           116,039                   --
     Gain on sale of equipment                                                      --                   (6,822)
   Changes in assets and liabilities:
     Decrease (increase) in receivable, prepaid expenses,
      and deposits                                                            (2,065,889)               (57,105)
     Increase (decrease) in accounts payable, accrued expenses and
       advances from joint owners                                              4,541,545               (155,703)
                                                                             -----------            -----------

Net Cash Provided by Operating Activities                                      6,942,588              2,861,494
                                                                             -----------            -----------

Cash Flows from Investing Activities:
-------------------------------------
   Additions to oil and gas properties                                        (4,305,846)            (1,446,179)
   Producing oil and gas properties purchased                                       --                  (19,248)
   Additions to property and equipment                                           (12,378)               (45,613)
   Proceeds from sale of investments                                                --                  560,090
   Sale of property and equipment                                                   --                   10,226
                                                                             -----------            -----------

Net Cash Used by Investing Activities                                         (4,318,224)              (940,724)
                                                                             -----------            -----------

Cash Flows from Financing Activities:
-------------------------------------
   Proceeds from exercise of stock options                                       411,500                330,000
   Payment of notes payable                                                         --                 (150,000)
                                                                             -----------            -----------

Net Cash Provided by Financing Activities                                        411,500                180,000
                                                                             -----------            -----------

Net Increase in Cash and Cash Equivalents                                      3,035,864              2,100,770

Cash and Cash Equivalents, beginning of year                                   3,430,146              1,329,376
                                                                             -----------            -----------

Cash and Cash Equivalents, end of year                                       $ 6,466,010            $ 3,430,146
                                                                             ===========            ===========

Other Information:
------------------
   Interest paid                                                             $     6,427            $     6,180
                                                                             ===========            ===========

   Income taxes paid                                                         $   476,908            $       800
                                                                             ===========            ===========

Non-Cash Investing and Financing Activities:
--------------------------------------------
   Asset retirement obligation                                               $   298,413            $    28,977
   Conversion of debt for equity                                                    --                  261,219
   Stock issued for deferred consulting services                                 145,900                 76,370


                           See accompanying notes to these financial statements.

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Nature of Business
------------------

Aspen Exploration Corporation (the "Company" or "Aspen") was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. The Company is currently engaged primarily in the exploration and development of oil and gas properties in California.

Oil and Gas Exploration and Development. The major emphasis has been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. The Company engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, the Company has identified and will continue to identify prospects believed to be suitable for drilling and acquisition. Currently, the Company's primary area of interest is in the state of California. The Company has acquired a number of interests in oil and gas properties in California, as described below in more detail. In addition, the Company also acts as operator for a number of our producing wells and receive management fee revenues for these services.

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

Statement of Cash Flows
-----------------------

For statement of cash flows purposes, short-term investments with original maturities of three months or less are considered to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

Management's Use of Estimates
-----------------------------

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made. Actual results could differ from those estimates. The Company's significant estimates include estimated life of long-lived assets, use of reserves in the estimation of depletion of oil and gas properties, impairment of oil and gas properties, asset retirement obligation abilities, and income taxes.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, there is no known substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

         ------------------------------------------

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

Investments in Trading Securities
---------------------------------

The Company has classified all investments as Trading Securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are marked to market each period with the realized and unrealized gain or loss recorded in the statement of operations. The Company recognized gains of $1,018,771 on trading securities still held as of June 30, 2006.

Oil and Gas Properties
----------------------

The Company follows the "full-cost" method of accounting for our oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, including internal costs that can be directly identified with those activities, are capitalized within one cost center. No gains or losses are recognized on the receipt of prospect fees or on the sale or abandonment of oil and gas properties, unless the disposition of significant reserves is involved.

Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center (using a 10% discount factor) plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less
(3) applicable income tax effects. The valuation allowance was $281,719 at June 30, 2006 and 2005 (Note 9). Depletion and amortization expense was $1,531,788 and $1,354,055 for the years ended June 30, 2006 and 2005, respectively.

Property and Equipment
----------------------

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $25,288 and $18,210 for the years ended June 30, 2006 and 2005, respectively.

Deferred Compensation Costs
---------------------------

The Company records the fair value of stock bonuses to employees and consultants as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal years ended June 30, 2006 and 2005, $43,904 and $62,725, respectively, was expensed for stock bonuses.

         ------------------------------------------

Allowance for Bad Debts
-----------------------

The Company extends credit to participants of drilling prospects and operated wells. The Company bears the risks inherent in granting credit to these customers. Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. Any accounts receivable that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. As of June 30, 2006 and 2005, based on information available, management considers accounts receivable to be fully collectible as recorded, accordingly, no allowance for doubtful accounts is required.

Revenue Recognition
-------------------

Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser. Management fees from outside parties are recognized at the time the services are rendered.

Earnings Per Share
------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

                                                     2006                                           2005
                                  -------------------------------------------    --------------------------------------------
                                      Net                           Per Share        Net                           Per Share
                                    Income           Shares         Amount          Income          Shares          Amount
                                  ------------     -----------     ----------    -------------    ------------    -----------

Basic Earnings Per Share:
   Net income and
     share amounts                  $2,969,967      6,826,333         $0.44         $1,487,056       6,488,001         $0.23
Effect of Dilutive Securities:
   Stock Options                            -         397,487         (0.03)                -          298,498         (0.01)
   Stock Warrants                           -         232,675         (0.01)                -               -              -
                                  ------------     -----------     ----------    -------------    ------------    -----------

Diluted Earnings Per Share:
   Net income and assumed
     share conversion               $2,969,967       7,456,495         $0.40        $1,487,056       6,786,499         $0.22
                                  ============     ===========     ==========    =============    ============    ===========


         ------------------------------------------

Income Taxes
------------

Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 3 below.

Stock Award and Stock Option Plans
----------------------------------

The Company accounts for stock options using the intrinsic value recognition and measurement principles prescribed in APB No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for options issued to directors and employees. Under APB 25, no compensation cost was recognized for stock options granted to employees and directors as the option price equaled or exceeded the market price of the underlying common stock on the date of the grant. The alternative fair market value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) and related statements, require use of grant valuation models that were not developed for use in valuing employee stock options and grants.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 76%, risk free interest rates of 3.92% and expected lives of 4.5 years. The fair value of these options is estimated to be approximately $737,000, and vest over a period of 3 to 5 years. Upon adoption of SFAS 123(R), the fair value of all unvested options will be recognized as compensation expense over the remaining vesting period.

A summary of the pro forma effects to reported net income and earning per share, as if the company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123:

                                                                                  2006                 2005
                                                                             ----------------     ----------------

Net income, as reported                                                           $2,969,967           $1,487,056
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects            (115,000)             (35,784)
                                                                             ---------------     ----------------

Net income, pro forma                                                             $2,854,967           $1,451,272
                                                                             ===============     ================


Basic Earnings Per Share
   As Reported                                                                          0.44                 0.23
   Pro Forma                                                                            0.42                 0.23

Diluted Earnings Per Share
   As Reported                                                                          0.40                 0.22
   Pro Forma                                                                            0.38                 0.22

Reclassification
----------------

Certain 2005 amounts have been reclassified to conform to 2006 presentation. Such reclassifications had no effect on net income.

         ------------------------------------------

Recently Issued Pronouncements
------------------------------

     FASB 123(R) (revised 2004) - Share-Based Payments

     In December 2004, the FASB issued a revision to FASB Statement No. 123, "Accounting for Stock Based Compensation", SFAS 123(R), "Share Based Payment". This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

     The Company will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

     The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

     The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year that begins after December 15, 2005. The impact of the adoption of this statement will be to recognize in compensation expense approximately $115,000 during fiscal years ending June 30, 2007 and 2008 related to unvested option grants issued prior to July 1, 2006. However, the actual expense recognized will depend on a number of factors including the fair value of awards issued during those periods.

     In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 was issued. SFAS No. 155 will become effective for the Company's fiscal year after September 15, 2006. The Company is still analyzing the potential impact of adopting this statement.

     In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140 was issued. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 will become effective for the Company's fiscal year beginning after September 15, 2006. Adoption of this statement is expected to have no impact on the Company's financial position or results of operations.


NOTE 2 - STOCKHOLDERS' EQUITY
         --------------------

Common Stock

During 2004, the Company issued a convertible debenture and detachable warrants to one accredited investor in exchange for the investor's payment of $300,000. The warrants were valued using the Black-Scholes valuation method at $39,281 and have been recorded as a discount to the debt. The discount was amortized until the debt was converted to common stock in July 2004 at which time the unamortized balance was expensed. In July 2004, the debt was converted to 300,500 share of common stock as consideration for payment of principal and interest.

         --------------------

Common Stock (Continued)
------------

The convertible debenture included a potential 600,000 common stock warrants exercisable as follows:

If the holder exercised the first warrant before June 30, 2005, the Company would receive $330,000 ($1.10 per share) and issue 300,000 shares of stock; if the holder exercises the warrant before June 30, 2006 but after June 30, 2005, the Company receives an additional $360,000 ($1.20 per share) instead of $330,000.

The holder exercised the warrant before March 31, 2005 and received an additional warrant exercisable to purchase another 300,000 shares at $1.25 per share, which were exercised on April 21, 2006.

On April 12, 2005 the Company entered a contract with CEOcast, Inc., for consulting services to be provided over a six-month period. The Board of Directors approved the issuance of 18,000 shares of restricted common stock and agreed to pay CEOcast, Inc. $5,000 per month. The contract has been renewed twice. On October 13, 2005 and April, 13, 2006 the Board of Directors approved the issuance of 10,000 and 14,000 shares of restricted common stock for each six month period, respectively. The payment of $5,000 per month has continued during each contract period. The Company valued the stock at the estimated fair market value at the date of issuance using the quoted price for the Company's stock.

During fiscal 2006, a consultant exercised his options for 33,333 shares of our common stock, 25,000 of which were granted March 14, 2002 at a price of $0.57 per share, and 8,333 granted April 27, 2005 at a price of $2.67. As consideration for the option shares purchased, the consultant exercised the options with cash payments of $14,250 and $22,249, respectively.

Stock Options
-------------

We have two stock option plans as of June 30, 2006, "Option Plan #2," and "Option Plan #3." We had an aggregate of 484,000 common shares reserved for issuance under our stock option plans effective March 14, 2002 and April 22, 2005. These plans provided for the issuance of 676,000 and 260,000 common shares, respectively, pursuant to stock option exercises.

During fiscal 2005, there were 260,000 options granted. Directors and employees were granted 235,000 options and consultants were granted 25,000. The director and employee options have a life of 4.5 years and vest one-third in each January 2006, 2007 and 2008. The consultant options were valued using the fair value approach method of SFAS 123 using the Black-Scholes option pricing model. The fair value of the consultants' options was $58,492 and was fully expensed in fiscal 2005.

Total compensation expense in the statement of operations includes amortization of prior stock awards of $43,904 and $62,725 for the years ended June 30, 2006 and 2005, respectively.

         --------------------

Stock Options (Continued)
-------------

The following information summarizes information with respect to options granted under equity plans:

                                                                                          Weighted Average
                                                                       Number of          Exercise Price of
                                                                        Shares            Shares Under Plans
                                                                   ------------------    --------------------

Outstanding Balance, June 30, 2004                                           484,000                   $0.58
                                                                                         ====================

   Granted                                                                   260,000                    2.67
   Exercised                                                               (192,000)                    0.57
                                                                   ------------------

Outstanding Balance, June 30, 2005                                           552,000                    1.56

   Granted                                                                         -                       -
   Exercised                                                                (33,333)                    0.57
   Forfeited or expired                                                     (34,667)                    2.67
                                                                   ------------------

Outstanding Balance, June 30, 2006                                           484,000                   $1.59
                                                                   ==================    ====================

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2006:

                                                    Outstanding                             Exercisable
                                        -------------------------------------    ----------------------------------
                                            Weighted
                                            Average             Weighted                               Weighted
                                           Remaining             Average                                Average
    Exercise             Number           Contractual          Exercisable           Number           Exercisable
     Price            Outstanding       Life in Years (1)         Price            Exercisable           Price
-----------------    ---------------    -----------------    ----------------    ----------------    --------------

           $0.57             99,000                 0.12               $0.57              99,000             $0.57

            0.57            150,000                 2.12                0.57              85,500              0.57

            2.67            235,000                 3.50                2.67              86,667              2.67
                     ---------------    -----------------    ----------------    ----------------    --------------

                            484,000                 2.38               $1.59             271,167             $1.24
                     ===============    =================    ================    ================    ==============

(1.) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for fiscal year end 2005: no dividend yield, expected volatility of 76%, risk free interest rates of 3.92% and expected lives of 4.5 years. The fair value of these options is estimated to be approximately $737,000, and vest over a period of 3-5 years. Upon adoption of SFAS 123r, the fair value of all unvested options will be recognized as compensation expense over the remaining vesting period. No options were issued during fiscal 2006.


NOTE 3 - INCOME TAXES
         ------------
The Company recorded deferred income tax assets of $771,000 and $7,904, and deferred income tax liabilities of approximately $2,685,000 and $1,023,392 as of June 30, 2006 and 2005, respectively. The Company paid $40,885 in California state income taxes in fiscal 2006.

         ------------

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. The Company has considered these factors in reaching our conclusion as to the valuation allowance for financial reporting purposes and believe it more likely than not that the benefit will be realized.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is the result of the following:

                                                      2006              2005
                                                   -----------      -----------
Deferred Tax Assets:
   Percentage depletion carryforward               $   581,000      $      --
   Federal tax loss carryforward                          --              2,189
   Asset retirement obligation                         190,000            5,715
                                                   -----------      -----------

                                                       771,000            7,904
                                                   -----------      -----------

Deferred Tax (Liabilities):
   Property, plant, and equipment                         --             (2,365)
   Oil and gas properties                           (2,685,000)      (1,021,027)
                                                   -----------      -----------

                                                    (2,685,000)      (1,023,392)
                                                   -----------      -----------

                                                   $(1,914,000)     $(1,015,488)
                                                   ===========      ===========

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended June 30 is as follows:

                                                        2006         2005
                                                      --------     --------

Statutory federal income tax rate                          35%          34%
Statutory state income tax rate,
 net of federal benefit                                     6%           9%
Oil and gas percentage depletion
 permanent difference                                      -13%          0%
Other                                                      -2%          -10%
                                                      --------      -------

Effective Rate                                             26%          33%
                                                      ========      =======

The provision for income taxes consists of the following components:

                                                      2006              2005
                                                   ----------         ----------

Current tax expense                                $  139,000         $     --
Deferred tax expense                                  898,000            719,168
                                                   ----------         ----------

Total income tax provision                         $1,037,000         $  719,168
                                                   ==========         ==========

NOTE 4 - RELATED PARTY TRANSACTIONS
         --------------------------
During fiscal 2006, the Company assigned the following overrides at no cost to employees:

                              R. V. Bailey       R. A. Cohan      J. L. Shelton
                            -----------------  ----------------- ---------------

Johnson Unit 11                 1.260000           1.260000         0.480000
Merrill 31-1                    1.360000           2.000000         0.640000
Heidrick 11-1                   1.133333           1.666667         0.533333
Kalfsbeek 1-13                  1.360000           2.000000         0.640000
Denverton Horizontal            1.066750           1.568750         0.502000
Houghton 25-2                   0.377400           0.555000         0.177600
Merrill 31-2                    1.360000           2.000000         0.640000
Street 1-3                      1.241743           1.826088         0.584349

The Company has an "Amended Royalty and Working Interest Plan" by which the Company, in our discretion, is able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects. The Company's drilling activities are classified as exploratory, and as such the assignment of overriding royalty interests or working interests is not considered to have significant value.

R. V. Bailey, Vice President and former President and director of the Company, Robert A. Cohan, President and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. Mr. Bailey and Mr. Cohan purchased working interests from the Company amounts totaling $481,189 and $240,582, respectively, for the year ended June 30, 2006, and $195,800 and $82,800, respectively, for the year ended June 30, 2005. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan also received royalty interest payments totaling $117,922 and $157,816, respectively, for the year ended June 30, 2006, and $96,224 and $128,055, respectively, for the year ended June 30, 2005. These royalties relate to the royalties assigned to employees as described above, and the royalties that were assigned in prior years. As of June 30, 2006, working interests of Aspen and related parties in certain producing California properties are as set forth below (unaudited):

                                    Gross Wells          Net Wells
                                        Gas                 Gas
                                  ----------------    -----------------

Aspen Exploration                       74                 14.99
R. V. Bailey                            54                  1.63
R. A. Cohan                             54                  0.94
R. K. Davis                             64                  1.34
J. L. Shelton                           45                  0.10

The Company has remaining advances from Messrs. Bailey and Cohan for working interests of $21,051 and $20,442, respectively, as of June 30, 2006 and $37,640 and $21,400 as of June 30, 2005, respectively, and are recorded in advances from joint interest owners in the accompanying balance sheet.


NOTE 5 - CONCENTRATION OF CREDIT RISK
         ----------------------------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the cash surrender value of life insurance. While as of June 30, 2006 the Company has approximately $8,509,000 in excess of the Federal Deposit Insurance Corporation $100,000 limit at one bank, the Company places cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are distributed across unrelated businesses and individuals, with the exception of two major gas purchasers and one investor in our wells, who normally settle within 25 days of the previous month's gas purchases. The Company believes its exposure to credit risk is minimal.

         ----------------------------

Cash equivalents are invested through a quality national brokerage firm and a major regional bank. The cash equivalents consist of liquid short-term investments. The Securities Investor Protection Corporation insures the Fund's accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.


NOTE 6 - OIL AND GAS ACTIVITIES
         ----------------------

Capitalized Costs
-----------------

Capitalized costs associated with oil and gas producing activities are as follows:

                                                            June 30,
                                                 ------------------------------
                                                    2006                  2005
                                                 ------------      ------------

Proved properties                                $ 14,274,642      $  9,670,383
                                                 ------------      ------------

Accumulated depreciation, depletion,
 and amortization                                  (5,837,160)       (4,305,371)
Impairment                                           (281,719)         (281,719)
                                                 ------------      ------------

                                                   (6,118,879)       (4,587,090)
                                                 ------------      ------------

Net capitalized costs                            $  8,155,763      $  5,083,293
                                                 ============      ============

At the date of acquisition of the properties, certain undeveloped properties were also acquired. The Company did not assign any value to these properties as it believed the fair value of the properties was immaterial at the time of acquisition.

Results of Operations
---------------------

Results of operations for oil and gas producing activities are as follows:

                                                        Year Ended June 30,
                                                   ----------------------------
                                                      2006             2005
                                                   -----------      -----------

Revenues*                                          $ 5,911,656      $ 4,119,304
Production costs                                      (537,508)        (346,452)
Depreciation, depletion and accretion               (1,531,788)      (1,354,055)
Interest expense                                        (6,427)          (6,180)
                                                   -----------      -----------

Results of operations
 (excluding corporate overhead)                    $ 3,835,933      $ 2,412,617
                                                   ===========      ===========

* Includes oil and gas related fees and management fees.

         ----------------------

Acquisition, Exploration and Development Costs
----------------------------------------------

                                                          2006          2005
                                                       ----------     ----------

Property acquisitions costs net of
 divestiture proceeds                                  $   47,366     $   36,129
Exploration                                             4,316,422      2,231,864
Development                                                  --             --
                                                       ----------     ----------

   Total before asset retirement obligation            $4,363,788     $2,267,993
                                                       ==========     ==========

Total including asset retirement obligation            $4,662,201     $2,284,621
                                                       ==========     ==========


Fees charged by Aspen to operate the properties totaled approximately $40,365 per month in 2006 and $22,177 per month in 2005.

Unaudited Oil and Gas Reserve Quantities
----------------------------------------

The following unaudited reserve estimates presented as of June 30, 2006 and 2005 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

                                              (Bbls)      (MCF)
                                             --------    ---------
                                                   (in thousands)

Estimated quantity, June 30, 2004                  2          2,534

   Revisions of previous estimates                 -          (306)
   Discoveries                                     -            667
   Production                                      -          (617)
                                             --------    -----------

Estimated quantity, June 30, 2005                  2          2,278

   Revisions of previous estimates                 -          (320)
   Discoveries                                     -          1,489
   Production                                      -          (696)
                                             --------    -----------

Estimated quantity, June 30, 2006                  2          2,751
                                             ========    ===========

         ----------------------

Changes in Proved Reserves
--------------------------

                                                            Developed
Proved Reserves at Year End             Developed         Non-Producing           Total
----------------------------         ----------------    ----------------    ----------------
                                                         (in thousands)
Oil (Bbls)
   June 30, 2006                                   -                   2                   2
   June 30, 2005                                   -                   2                   2

Gas (MCF)
   June 30, 2006                               1,514               1,237               2,751
   June 30, 2005                               1,327                 951               2,278


Unaudited Standardized Measure
------------------------------

The following information has been developed utilizing procedures prescribed by SFAS 69 "Disclosures About Oil and Gas Producing Activities" and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

                                                                June 30,
                                                       ------------------------
                                                          2006           2005
                                                       --------        --------
                                                           (in thousands)

Future cash inflows                                    $ 14,765        $ 13,837
Future production costs                                  (2,024)         (1,433)
Future development costs                                   (114)            (50)
Future income tax expense                                (5,043)         (4,119)
                                                       --------        --------

Future cash flows                                         7,584           8,235

10% annual discount for estimated
 timing of cash flows                                    (2,480)         (2,510)
                                                       --------        --------

Standardized measure of
 discounted future net cash                            $  5,104        $  5,725
                                                       ========        ========

         ----------------------

Unaudited Standardized Measure (Continued)
------------------------------

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

                                                                                  Years Ended June 30,
                                                                                --------------------------
                                                                                 2006                2005
                                                                                -------             ------
                                                                                      (in thousands)

Standardized measure of discounted future net cash flows,
  beginning of year                                                             $ 5,725             $ 5,944
                                                                                -------             -------

Sales and transfers of oil and gas produced, net of production costs             (4,863)             (3,507)
Net changes in prices and production costs and other                               (422)                178
Net change due to discoveries                                                     4,690               2,510
Acquisition of reserves                                                            --                  --
Revisions of previous quantity estimates                                             33                 (21)
Development costs incurred                                                          114                  49
Accretion of discount                                                               848                 913
Net change in income taxes                                                         (914)                456
Other                                                                              (107)               (796)
                                                                                -------             -------

                                                                                   (621)               (219)
                                                                                -------             -------

Standardized measure of discounted future net cash flows,
  end of year                                                                   $ 5,104             $ 5,725
                                                                                =======             =======

Net changes in prices and production costs of $1.25 million were the result of an increase in the price received for oil and gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2006 than in 2005. The revision of previous estimates of $97,000 was the result of assigning approximately 62 more barrels of recoverable oil and reducing recoverable reserves of gas by approximately 317,886 MCF. All adjustments were based on performance reviews of individual wells. These additions represent approximately 1,776,014 MCF of recoverable reserves.





NOTE 7 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

The Company has the following commitments for exploration in the next fiscal year:

                                                             Drilling          Completion and
              Area                         Wells               Costs          Equipment Costs           Total
----------------------------------     ---------------    ----------------    -----------------     ---------------

Denverton Creek Fld.
Solano County, CA                            1                   $170,000              $75,000            $245,000

West Grimes Field
Colusa County, CA                            4                    546,000              378,000             924,000

Malton Black Butte
Tehama County, CA                            2                    191,000              106,000             297,000

Rice Creek Field
Tehama County, CA                            2                    223,000              198,000             421,000

San Emidio Field
Kern County, CA                              1                    140,000                    -             140,000
                                       ---------------    ----------------    -----------------     ---------------

Total Expenditures                           10                $1,270,000             $757,000          $2,027,000
                                       ===============    ================    =================     ===============

Employment Contracts and Termination of Employment and Change in Control Arrangements
------------------------------------------------------------------------

Mr. Bailey: Effective May 1, 2003 the Company entered into an employment agreement with Chairman of the Board, R. V. Bailey. Some of the pertinent provisions include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey's salary will be $45,000 per year from May 1, 2003 to December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen's stock options and royalty interest programs. During the term of the agreement, the Company has agreed to pay Mr. Bailey a monthly $1,700 allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement.

Mr. Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2006. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

The Company may terminate this agreement upon Mr. Bailey's death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, the Company will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement.

Mr. Cohan: In April 2005 Mr. Cohan's employment agreement was renewed to December 31, 2008 with a salary increase to $160,000 per year. Other benefits and duties will remain the same as the previous employment contract.

         -----------------------------

Gas Sales Contract
------------------

On December 20, 2005 Calpine Corporation, one of our major purchasers of natural gas (currently purchases about 10% of our gas), filed for Chapter 11 bankruptcy protection in New York. At the time of the filing, Calpine Corporation owed the Company, exclusive of outside owner participation, approximately $193,000. The Company believes that the amount due to Aspen at the time of this filing will be collectible, but because of issues associated with all bankruptcies, there are no assurances that it will be collected. The Company will continue to monitor the situation with respect to collectibility and take further actions as determined to be appropriate.

Effective July 31, 2006, the Company entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $10.15 less transportation and other expenses; the contract is for the term November 1, 2006
- March 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. On October 4, 2006, the Company entered into a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 per MMBTU less transportation and other expenses for the term December 1, 2006 through March 31, 2007.


NOTE 8 - GAIN ON SALE OF INVESTMENT
         --------------------------

In 1998, the Company sold certain geological data to ISL Resources Corporation
(ISL) for $250,000 in cash and 2 million shares of ISL common stock. Because there was no viable market to sell or value the shares, and based on the Company's internal evaluation of financial condition, prospects, and estimated fair value of ISL at the time of the initial transaction, the Company recorded the 2 million shares of common stock with a zero cost basis.

On October 18, 2004, the Company entered into an agreement with UR-Energy Inc., a privately held Canadian corporation, which stipulated, among other things, that Aspen would exchange 2,000,000 shares it held in ISL Resources Corporation for 2,000,000 shares of UR-Energy Inc. restricted common shares. The Company also received warrants for an additional 1,000,000 shares of UR-Energy Inc. exercisable at $.75 Cdn per share. This was a non-monetary transaction, and based on the substance of the transaction no gain or loss was recorded at the time of the exchange.

On April 25, 2005, the Company entered into a transaction with UR-Energy Inc. exchanging the 2,000,000 shares of their common stock and the warrants referenced above for $560,090 (U.S.) and 500,000 shares of newly issued UR-Energy Inc. common stock. The Company recorded the entire $560,090 as a gain in the period ended June 30, 2005, and continued to carry the newly issued shares at a zero cost basis (due to the nature of the exchange being a like-kind exchange, that is, UR-Energy Stock and warrants for UR-Energy Stock.) Additionally, there was no viable market to sell or value the shares.

In November 2005, UR-Energy went public via an initial public offering in Canada. At that time the Securities met the definition of a marketable security under Financial Accounting Standards Board Statement Number 115 Accounting for Certain Investment in Debt and Equity Securities (SFAS 115). Irrespective of the fact that the securities met the technical definition of a marketable security, the Company initially did not record any gain in the second or third quarters, as it was uncertain if a viable market for the stock had, in fact been established. In the fourth quarter the Company made an assessment that a viable market had been established and the fair value of the shares is readily determinable as of June 30, 2006. Additionally, the Company changed the classification of the securities to "trading securities", as defined under FAS 115, and began to liquidate its investment in the fourth quarter and subsequently in the first quarter of fiscal 2007. Based on these factors the Company has recognized a gain in the amount of $1,018,771 to record the current market value of the trading securities in its earnings. The securities are recorded on the balance sheet as Investments.

Had the Company applied the provision of FAS 115 in its second and third quarters it would have considered the securities "available for sale" and as a result there would not have been any impact on the Company's reported earnings. The assets and stockholders equity of the Company would have been higher by approximately $484,000 and $886,000 in the second and third quarters, respectively.

NOTE 9 - CONTRACTUAL OBLIGATIONS
         -----------------------

The Company has two contractual obligations as of June 30, 2006. The following table lists the significant liabilities at June 30, 2006:

                                                                 Payments Due by Period
                                  -------------------------------------------------------------------------------------
                                   Less Than                                               After
  Contractual Obligations            1 Year          2-3 Years         4-5 Years          5 Years            Total
-----------------------------     -------------    --------------    --------------    --------------    --------------

Employment Obligations                $233,464          $418,410                $-                $-          $651,874

Operating Leases                         9,900            12,104                 -                 -            22,004
                                  -------------    --------------    --------------    --------------    --------------

Total Contractual
  Cash Obligations                    $243,364          $430,514                $-                $-          $673,878
                                  =============    ==============    ==============    ==============    ==============

The Company maintains office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Rent is on a month to month basis for $1,261 per month. The Bakersfield, California office has 546 square feet and lease payments are $901 to $934 over the term of the lease, which expires July 31, 2008. Rent expense for the years ended June 30, 2006 and 2005 were $22,817 and $24,370, respectively.


NOTE 10 - ASSET RETIREMENT OBLIGATION

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of all oil and gas wells. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. The increase in the asset will be amortized over time and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

A reconciliation of the liability is as follows:

                                                        2006             2005
                                                      --------         --------

Beginning balance at July 1                           $ 96,210         $ 79,582
Liabilities incurred                                   292,534           28,977
Liabilities settled                                       --             (7,881)
Accretion expense                                        5,879            2,136
Revision to estimate                                      --             (6,604)
                                                      --------         --------

Ending balance at June 30                             $394,623         $ 96,210
                                                      ========         ========

NOTE 11 - EMPLOYEE BENEFIT PLANS
          ----------------------

Defined Contribution Plan
-------------------------

The Company has adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. A total of $7,350 was contributed to the plan for fiscal 2005. An Amendment to the Profit-Sharing 401(k) Plan was adopted effective July 1, 2005 which states that Aspen will make matching contributions equal to 50% of the participant's elective deferrals. During fiscal 2006, $30,250 was contributed to the plan.

Medical Benefit Plan
--------------------

For the fiscal years ended June 30, 2006 and 2005, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the paid medical insurance plan. Expenses reimbursed for fiscal 2006 and fiscal 2005 were $38,174 and $8,437, respectively. As of June 30, 2006 and 2005 there were no accruals for reimbursement of medical expenses. Under the terms of a revised employment agreement with Mr. Bailey, effective May 1, 2003 he will be responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.


NOTE 12 - MAJOR CUSTOMERS
          ---------------
Aspen derived in excess of 10% of revenue from our major customers as follows:

                                                           Company
                                              ----------------------------------
     Year Ended                                     A                  B
----------------------                        --------------     ---------------

    June 30, 2006                                  27%                73%
    June 30, 2005                                  36%                51%



NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)
          -----------------------------

On August 11, 2006, the Board Chairman exercised his option for 50,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the Mr. Bailey paid cash consideration of $28,500.

On August 14, 2006, an employee exercised her option for 17,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the employee surrendered shares equal to the exercise price.

On July 31, 2006, the Company entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $10.15 per MMBTU less transportation and other expenses. The contract is for the term November 1, 2006 through March 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. On October 4, 2006, the Company entered into a contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 per MMBTU less transportation and other expenses for the term December 1, 2006 through March 31, 2007.

WEST GRIMES FIELD, COLUSA COUNTY, CA
------------------------------------

The Stoddard-Johnston #1-1 well was drilled to a depth of 8,700 feet and production casing was run based on mud log and electric log responses.

The WGU #15-12 well was conventionally drilled to a depth of 6,070 feet. Production casing was run, the drilling rig was released, and a completion rig will move in to complete another approximate 130 feet deeper.

          -----------------------------

RICE CREEK FIELD, TEHAMA COUNTY, CA
-----------------------------------

The Ridge #1-15 well was drilled to a depth of 5,755 feet. Production casing was run based on mud log and electric log responses.

The Patterson #27-1 well, located in the Rice Creek Gas Field, Tehama County, California, was drilled to a depth of 5,250 feet. Production casing was run based on mud log and electric log responses.

The Alston #23-2 well, located in the Rice Creek Gas Field, Tehama County, California, was drilled to a depth of 5,700 feet. Production casing was run based on mud log and electric log responses. This was the ninth successful gas well out of ten attempts by Aspen in this field. Aspen has a 38.75% operated working interest in this well and a 23.33% operated working interest in the other wells in this field.

SAN EMIDIO FIELD, KERN COUNTY, CA
---------------------------------

Aspen also recently drilled and plugged and abandoned a deep well in Kern County, California after encountering excessive borehole problems. The target objective was never reached. Aspen has a 7% operated working interest in this well.

APPOINTMENT OF DIRECTORS

On August 6, 2006, a Board member, Robert F. Sheldon passed away. The Board appointed Kevan B. Hensman to fill the vacancy created by Mr. Sheldon's death. In connection with that appointment, Aspen granted Mr. Hensman an option to purchase 10,000 shares of Aspen common stock at $3.70 per share.

Since June 2006, Mr. Hensman has been the Manager of Paramount Citrus Association with current duties including the preparation of an annual plan; quarterly budget updates; management reporting; and analysis. From April 2002 to June 2006, Mr. Hensman served as an Analyst for Truxtun Radiology Medical Group, LP with the duties of providing financial analysis; performing special projects; and assisting the Practice Administrator in performing various duties and assignments.

Mr. Hensman was employed by Aera Energy, LLC as its Energy Portfolio Consultant from June 1999 to November 2001. During his tenure, his duties included providing an analysis of gas pricing and supply to upper management and the operation departments; the administration and negotiation of all gas purchase/sales contracts and gas pipeline transportation contracts and agreements; advising business partners on current Governmental regulations and legislation; managing the fuel budget; preparing month-, quarter- and year-end reports; and partnering with department heads to prepare the annual plan and budget forecasts.

Mr. Hensman served as the Planner/Gas Analyst from November 1997 to May 1999 for Texaco Exploration and Production Company. His duties included evaluating the energy markets for gas pricing for the management team and production department; supporting the gas contract administration; negotiating gas contracts for natural gas purchase and sales and pipeline transportation; managing the imbalance account with vendors to minimize the company's penalty fees; scheduling deliveries of supplies to production operations and projects; budgeting for the yearly plan and five year strategic plan for Kern River Business Unit; completing forecasts; economics evaluations; performing variance reports and month-end reports; managing project completion audits; resolving accounting and budget issues; and preparing month-end and year-end reports with accounting.

Mr. Hensman served as the Supervisor of Fuel Supply and Acquisition Analyst from February 1991 to October 1997 for Santa Fe Energy/Monterey Resources. Mr. Hensman was responsible for administration and negotiating gas purchase/sales contracts; tracking fuel use; scheduling and balancing on gas pipelines; evaluating energy markets relating to gas pricing for the recommendation of term purchases; supporting annual planning and budget cyclic; economic evaluation of acquisition candidates; and portfolio evaluation.

Mr. Hensman is not a director of any other public company. In 1999, Mr. Hensman received a Bachelor of Science degree in finance from California State University Bakersfield (CSUB).

          -----------------------------

Mr. Hensman was not appointed to any committees of the board of directors, and has no prior relationship with Aspen. Mr. Hensman was not appointed pursuant to any arrangement or understanding between him and any other person except for the grant of stock options as described above.