Form 10QSB
period 2006-09-30
ASPEN EXPLORATION CORP
filed 2006-11-17
CIK 319458

FORM 10-Q-SB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

           Class                           Outstanding at November 10, 2006
Common stock, $.005 par value                          7,159,622

Transitional small business disclosure format: [ ] Yes  [X] No

Part One.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   September 30,     June 30,
                                                       2006            2006
                                                   ------------    ------------
                                                   (unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                        $  3,276,757    $  6,466,010
  Short-term investments                                994,350       1,002,527
  Accounts and trade receivables                      2,890,227       2,119,758
  Accounts receivable - related party                     1,273           1,273
  Prepaid expenses                                      370,200         338,000
  Precious metals                                        18,823          18,823
                                                   ------------    ------------

Total Current Assets                                  7,551,630       9,946,391
                                                   ------------    ------------

Investment in oil and gas properties, at cost
  (full cost method of accounting)                   15,549,117      14,274,642

  Less accumulated depletion and impairment          (6,588,564)     (6,118,879)
                                                   ------------    ------------

                                                      8,960,553       8,155,763
                                                   ------------    ------------

Property and Equipment, at cost:
  Furniture, fixtures, and vehicles                     184,151         122,576

  Less accumulated depreciation                         (32,912)        (54,710)
                                                   ------------    ------------

                                                        151,239          67,866
                                                   ------------    ------------

Other Assets:
    Deposits                                            250,000         250,000
    Deferred tax asset                                1,368,000         771,000
                                                   ------------    ------------

                                                      1,618,000       1,021,000
                                                   ------------    ------------

Total Assets                                       $ 18,281,422    $ 19,191,020
                                                   ============    ============




                              (Statement Continues)

        The accompanying notes are an integral part of these consolidated financial statements.


                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                               September 30,     June 30,
                                                                   2006            2006
                                                               ------------    -------------
                                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                        $  2,690,502    $  3,823,298
  Advances from joint interest owners                             1,470,256       2,187,147
  Asset retirement obligation, current portion                       18,400          62,800
                                                               ------------    ------------

Total Current Liabilities                                         4,179,158       6,073,245
                                                               ------------    ------------

Asset Retirement Obligation, net of current portion                 337,670         331,823

Deferred Income Taxes                                             3,196,000       2,685,000
                                                               ------------    ------------

Total Long Term Liabilities                                       3,533,670       3,016,823
                                                               ------------    ------------

Total Liabilities                                                 7,712,828       9,090,068
                                                               ------------    ------------
Commitments and Contingencies (Note 6)

Stockholders' Equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At September 30, 2006, 7,159,622
    shares and June 30, 2006, 7,094,641 shares                       35,723          35,473
  Capital in excess of par value                                  7,366,672       7,283,914
  Retained earnings                                               3,172,017       2,900,798
  Deferred compensation                                              (5,818)       (119,233)
                                                               ------------    ------------

Total Stockholders' Equity                                       10,568,594      10,100,952
                                                               ------------    ------------

Total Liabilities and Stockholders' Equity                     $ 18,281,422    $ 19,191,020
                                                               ============    ============



 The accompanying notes are an integral part of these consolidated financial statements.


                  ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2006           2005
                                                        -----------    -----------

Revenues:
  Oil and gas                                           $   962,933    $ 1,062,543
  Management fees                                            96,103        120,924
  Interest and other income                                  21,415         10,701
                                                        -----------    -----------

Total Revenues                                            1,080,451      1,194,168
                                                        -----------    -----------

Costs and Expenses:
  Oil and gas production                                    191,178         71,019
  Depreciation, depletion and amortization                  480,277        254,336
  Interest expense                                            4,745           --
  Selling, general and administrative                       493,568        227,116
                                                        -----------    -----------

Total Costs and Expenses                                  1,169,768        552,471
                                                        -----------    -----------

Operating Income                                            (89,317)       641,697

Gain on Investments                                         262,536           --
Gain on Sale of Equipment                                    12,000           --
                                                        -----------    -----------

Total Other Income                                          274,536           --
                                                        -----------    -----------

Income Before Income Taxes                                  185,219        641,697

Income Tax Benefit (Provision)                               86,000       (180,395)
                                                        -----------    -----------

Net Income                                              $   271,219    $   461,302
                                                        ===========    ===========


Basic Earnings Per Common Share                         $      0.04    $      0.07
                                                        ===========    ===========

Diluted Earnings Per Common Share                       $      0.04    $      0.06
                                                        ===========    ===========


Weighted average number of common shares outstanding:
      Basic                                               7,130,175      6,745,808
                                                        ===========    ===========

      Diluted                                             7,372,424      7,163,243
                                                        ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.


                        ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                     2006           2005
                                                                 -----------    -----------

Cash Flows from Operating Activities:
-------------------------------------
  Net income                                                     $   271,219    $   461,302
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Accretion and depreciation, depletion, and amortization          480,277        254,336
    Deferred income taxes                                            (86,000)       180,395
    Amortization of deferred compensation expense                    113,415           --
    Compensation expense related to stock options granted             54,508           --
    Realized gain on investments                                    (129,638)          --
    Unrealized gain on investments                                  (130,414)          --
    Proceeds from sale of investments                                268,230           --
    Gain on sale of vehicle                                          (12,000)          --
  Changes in assets and liabilities:
    Decrease (increase) in receivable, prepaid expenses, and
       Deposits                                                   (1,313,670)      (198,002)
    Increase (decrease) in accounts payable, accrued expenses,
     deferred taxes, and advances from joint owners               (1,338,687)       617,193
                                                                 -----------    -----------

Net Cash Provided (Used) by Operating Activities                  (1,822,760)     1,315,224
                                                                 -----------    -----------

Cash Flows from Investing Activities:
  Additions to oil and gas properties                             (1,317,931)    (1,102,995)
  Additions to property and equipment                                (89,062)          --
  Sale of property and equipment                                      12,000          2,000
                                                                 -----------    -----------

Net Cash Used by Investing Activities                             (1,394,993)    (1,100,995)
                                                                 -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from exercise of stock options                             28,500         14,250
                                                                 -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents              (3,189,253)       228,479

Cash and Cash Equivalents, beginning of year                       6,466,010      3,430,146
                                                                 -----------    -----------

Cash and Cash Equivalents, end of year                           $ 3,276,757    $ 3,658,625
                                                                 ===========    ===========

Other Information:
  Interest paid                                                  $     4,745    $      --
                                                                 ===========    ===========

Non-Cash Investing and Financing Activities:
  Asset retirement obligation                                    $      --      $    26,000


 The accompanying notes are an integral part of these consolidated financial statements.

                                             5

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2006


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements of Aspen Exploration Corporation (the Company) are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation for the interim period.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes hereto included in the Company's Form 10-KSB for the year ended June 30, 2006.

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-QSB, including, without limitation, the statements under both "Notes to Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis" located elsewhere herein regarding the Company's financial position and liquidity, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-QSB in conjunction with the forward-looking statements.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Although actual results may differ from these estimates under different assumptions or conditions, the Company believes that its estimates are reasonable and that actual results will not vary significantly from the estimated amounts.


NOTE 3 - SHARE-BASED COMPENSATION
---------------------------------

Stock Options
-------------

Effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company currently has two share-based employee compensation plans, which are described in the Notes to Consolidated Financial Statements in the company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

There was an aggregate of 936,000 common shares reserved for issuance under our stock option plans effective at April 22, 2005, and March 14, 2002. These plans provided for the issuance of 260,000 and 676,000 common shares, respectively, pursuant to stock option exercises. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 76%, risk free interest rates of 3.92% and expected lives of 4.5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the "simplified" method permitted by SAB 107.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended September 30, 2006 of $31,000 to income from continuing operations and income before income taxes. This expense did not have a significant effect on diluted earnings per share for the quarter.

Prior to July 1, 2006, the Company accounted for this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the Company's Consolidated Statement of Operations prior to July 1, 2006, as all options granted under the Company's stock-based compensation plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-prospective transition method as described in SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, compensation cost recognized in the first quarter of fiscal 2007 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date.

A summary of the pro forma effects to reported net income and earning per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 for all periods presented:

                                                                         3 Months Ended
                                                                       ------------------
                                                                       September 30, 2005
                                                                       ------------------
Net income, as reported                                                    $   461,302
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                   --
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects       (27,000)
                                                                           -----------

Pro forma net income                                                       $   434,302
                                                                           ===========


Basic Earnings Per Share
  As Reported                                                                  0.07
  Pro Forma                                                                    0.06

Diluted Earnings Per Share
  As Reported                                                                  0.06
  Pro Forma                                                                    0.06


On August 11, 2006, the Board Chairman exercised his option for 50,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, Mr. Bailey paid cash consideration of $28,500.

On August 14, 2006, an employee exercised her option for 17,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the employee surrendered shares equal to the exercise price.


Additionally, 10,000 options were granted to a non-employee Director on September 11, 2006. The fair value of those options was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 73%, risk free interest rates of 4.97% and expected life of 5 years. As a result, $23,500 was recognized as Director Fees during the first quarter.

A summary of option activity under the plans as of September 30, 2006, and changes during the three months then ended, is presented below:

                                                              Weighted
                                                  Weighted     Average
                                                  Average     Remaining    Aggregate
                                      Number of   Exercise   Contractual   Intrinsic
                                       Shares      Price        Term         Value
                                      --------     -----        ----        --------

Outstanding at June 30, 2006           484,000      1.56

  Granted                               10,000      3.70
  Exercised                            (64,981)     0.57
  Forfeited or expired                 (99,019)     0.57
                                      --------

Outstanding at September 30, 2006      330,000     $1.75        2.69        $627,000
                                      ========     =====        ====        ========
Exercisable at September 30, 2006      166,667     $1.47        2.54        $363,334
                                      ========     =====        ====        ========


The grant-date fair value of options granted during the period was $2.35. The total intrinsic value of options exercised during the period was $269,960.

A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

                                                              Weighted-Average
                                                  Number of      Grant-Date
Nonvested Shares                                   Shares        Fair Value
----------------                                  --------       ----------

Nonvested at June 30, 2006                         256,666          $1.85

  Granted                                             --              --
  Vested                                           (50,000)          0.57
  Forfeited or expired                             (43,333)          2.67
                                                  --------

Nonvested at September 30, 2006                    163,333          $2.03
                                                  ========          =====

The total compensation cost related to nonvested awards not yet recognized on September 30, 2006 is approximately $51,000 net of tax, and the weighted average period over which this cost is expected to be recognized is 1.07 years. The total fair value of options vested during the period was $25,000.



The following information summarizes information with respect to options granted under equity plans:

                                 Outstanding                   Exercisable
                         ---------------------------   -------------------------
                           Weighted
                            Average
                           Remaining      Weighted                    Weighted
                          Contractual      Average                     Average
Exercise      Number     Life in Years   Exercisable     Number      Exercisable
 Price     Outstanding        (1)           Price      Exercisable      Price
--------   -----------   -------------   -----------   -----------   -----------
 $0.57       150,000         1.88           $0.57        100,000        $0.57

  2.67       170,000         3.28            2.67         56,667         2.67

  3.70        10,000         4.95            3.70         10,000         3.70
            ---------      --------        -------      ---------      -------
             330,000         2.69           $1.75        166,667        $1.47
            =========      ========        =======      =========      =======

(1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

NOTE 4 - EARNINGS PER SHARE
---------------------------

The Company's calculation of earnings per share of common stock is as follows:

                                               Three Months Ending September 30,
                              -------------------------------------------------------------------
                                            2006                               2005
                              --------------------------------   --------------------------------
                                 Net                  Per Share    Net                   Per Share
                                Income     Shares      Amount     Income      Shares      Amount
                              ---------   ---------   --------   ---------   ---------   --------

Basic Earnings Per Share:
  Net income and share
    amounts                   $ 271,219   7,130,175   $   0.04   $ 461,302   6,745,808   $   0.07
Effect of Dilutive
Securities:
  Stock Options                    --       242,250       --          --       417,435      (0.01)
                              ---------   ---------   --------   ---------   ---------   --------

Diluted Earnings Per Share:
  Net income and assumed
    share conversion          $ 271,219   7,372,425   $   0.04   $ 461,302   7,163,243   $   0.06
                              =========   =========   ========   =========   =========   ========

NOTE 5 - INCOME TAXES
---------------------

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.

The total future deferred income tax liability is extremely complicated for any energy company to estimate due in part to the long-lived nature of depleting oil and gas reserves and variables such as product prices. Accordingly, the liability is subject to continual recalculation, revision of the numerous estimates required, and may change significantly in the event of such things as major acquisitions, divestitures, product price changes, changes in reserve estimates, changes in reserve lives, and changes in tax rates or tax laws.

NOTE 6 - CONTINGENCIES AND DRILLING COMMITMENTS
-----------------------------------------------

On December 20, 2005 Calpine Corporation, one of our major purchasers of natural gas (currently purchases about 10% of our gas), filed for Chapter 11 bankruptcy protection in New York. At the time of the filing, Calpine Corporation owed the Company, exclusive of outside owner participation, approximately $193,000. The Company believes that the amount due to Aspen at the time of this filing will be collectible, and has not established a reserve or allowance, but because of issues associated with all bankruptcies, there are no assurances that it will be collected. The Company will continue to monitor the situation with respect to collectibility and take further actions as determined to be appropriate.

On July 31, 2006, the Company entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $10.15 less transportation and other expenses. The contract is for the term November 1, 2006 through March 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. On October 4, 2006, the Company entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.30 less transportation and other expenses. The contract is for the term December 1, 2006 through March 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. These contracts were designated as normal sales contracts.

The Company has the following commitments for drilling and completion for the period October 2006 through December 2006:

                                  Drilling     Completion and
      Area             Wells       Costs       Equipment Costs      Total
      ----             -----       -----       ---------------      -----

West Grimes Field
Colusa County, CA        2           $-           $132,000        $132,000

Malton Black Butte
Tehama County, CA        2         85,000          174,000         259,000
                       -----      -------         --------        --------

Total Expenditures       4        $85,000         $306,000        $391,000
                       =====      =======         ========        ========


NOTE 7 - ASSET RETIREMENT OBLIGATION
------------------------------------

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of all oil and gas wells. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. The increase in the asset will be amortized over time and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 5%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells. In the first quarter, the Company plugged four wells and added two resulting in a net decrease to the ARO liability of $43,457. Accretion expense of $4,903 was recognized during the period ending September 30, 2006.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements was issued by the Financial Accounting Standards Board
(FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for the Company's fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB No. 87, 88, 106 and 132(R)." FASB No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. FASB No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company does not believe SFAS No. 158 will have an impact on its of operations.

In September 2006, Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB will be applied beginning with the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of this Interpretation on its financial statements.

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 was issued. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year beginning after September 15, 2006, and the Company is currently assessing the potential impact of this Statement on its financial statements.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On November 8, 2006, the Aspen board of directors voted to declare a cash dividend of $0.05 per share payable on or about December 6, 2006 to shareholders of record November 20, 2006.

The Stoddard-Johnston #1-1 well, located in the West Grimes Gas Field, Colusa County, California, was drilled to a depth of 8,700 feet and encountered 60 feet of potential gas pay in several intervals in the Forbes formation. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 1,628 MCFPD. The shut in pressure is in excess of 5,000 psig. Gas sales commenced on October 20, 2006. Aspen has a 21% operated working interest in this well.

The WGU #15-12 well was conventionally drilled to a depth of 6,070 feet. Production casing was run, the drilling rig was released, and a completion rig moved in and drilled 130 feet deeper to 6,200 feet with an underbalanced system in an attempt to find gas pay in the Forbes formation. The open hole interval tested gas on a 1/2 inch choke at a stabilized rate of 481 MCFPD. Gas sales commenced on November 2, 2006. Aspen has a 21% operated working interest in this well.

The Johnson Unit #12 well, located in the Malton Black Butte Field, Tehama County, California, was drilled to a depth of 4,700 feet and encountered potential gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 141 MCFPD. Gas sales commenced on October 27, 2006. Aspen has a 36% operated working interest in this well.

The Sewald #1-1 well, located in the Malton Black Butte Field, Tehama County, California, was drilled to a depth of 4,900 feet and encountered potential gas pay in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. The well is currently waiting on a completion rig. This was the tenth successful gas well out of eleven attempts by Aspen in this field. Aspen has a 20.5% non-operated working interest in this well.

The Alston #23-2 well, located in the Rice Creek Gas Field, Tehama County, California, was drilled to a depth of 5,700 feet and encountered potential gas pay in the Forbes formation. Several of these Forbes intervals were perforated and commercial gas production has not been obtained thus far. The well is currently shut in for further evaluation. Aspen has a 38.75% operated working interest in this well.

The Pope Bypass #1-5 well, located in the Winters gas field, Yolo County, California, was recompleted on September 12, 2006, for a gas rate of 650 MCFPD with a flowing tubing pressure of 1,850 psig and a flowing casing pressure of 1,865 psig. This well was drilled in May 2003 and encountered approximately 70 feet of gas pay in the Winters formation. It has produced approximately 815,000 MCF of gas to date and we believe there are several behind-pipe zones remaining in the well. Aspen has a 25.4% operated working interest in this well.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The following discussion provides information on the results of operations for the periods ended September 30, 2006 and 2005 and our financial condition, liquidity and capital resources as of September 30, 2006 and June 30, 2006. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The profitability of our operations in any particular accounting period will be directly related to the realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of development, exploitation, acquisition, and exploration activities. The realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by world supply and demand. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

Overview
--------

Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California. We are currently the operator of 56 gas wells and have a non-operated interest in 21 additional gas wells.

We currently have offices in Bakersfield, California and Denver, Colorado and have 2 full time employees as well as the Chairman of the Board who allocates a portion of his time to the Company. We also make extensive use of consultants for the conduct of our business, ranging from financial, engineering, land, legal, and geological and geophysical specialists.

Where possible, we attempt to be the operator of each property in which we invest. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 20% of our selling, general and administrative expenses.

Outlook and Trends
------------------

Total production for the year will depend on the number of wells successfully completed, the date they commence gas sales, their initial rate of production, and their production decline rates. Over the past five years we have been able to replace the majority of our produced reserves. We have also benefited from a general increase in natural gas prices over the past three years, from a low of $4.64 per MMBTU average during the second quarter of fiscal 2004 to $10.02 per MMBTU during the second quarter of fiscal 2006. We also anticipate that the average price for our product will be in the range of $4.00 to $8.00 per million British Thermal Unit (MMBTU) for the fiscal year ended June 30, 2007 as compared to the average gas price of $8.03 received during our 2006 fiscal year. We received an average of $6.08 per MMBTU for the three months ended September 30, 2006 as compared to an average of $7.26 per MMBTU during the first three months of our 2006 fiscal year.

Quantitative and Qualitative Disclosure About Risk
--------------------------------------------------

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

To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. Effective November 1, 2006 through March 31, 2007, we are contractually obligated to deliver 2,000 MMBTU per day at $10.15 per MMBTU, and effective December 1, 2006 through March 31, 2007, we are contractually obligated to deliver an additional 2,000 MMBTU per day at $7.30 per MMBTU to one of our natural gas purchasers. These contracts were designated as normal sales contracts.

Liquidity and Capital Resources
-------------------------------

We have historically financed our operations with internally generated funds and limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling, completion and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes. During the first three months of our 2007 fiscal year, we used more than $3.1 million of cash in our operations, investing activities and financing activities as compared to generating cash of $228,000 during the same period of our 2006 fiscal year.

We used cash of $(1,822,760) in our operations for the three months ended September 30, 2006, as compared to $1,315,244 cash provided by our operations for the three months ended September 30, 2005. This negative change of approximately $(3.1 million) was due to increased accounts receivable, prepaid expenses and deposits (a negative change of approximately $1.3 million) and using our cash to reduce accounts payable and other current liabilities (a negative change of approximately $1.3 million). Other factors that impacted our cash flow were a reduction in net income and realized and unrealized gain on investments that substantially offset the amount received from the sale of that investment.

Investing activities used cash to increase capitalized oil and gas costs and office equipment of $1,394,993 and $1,100,995 in the three months ended September 30, 2006 and 2005. Cash in the current three month period ended September 30, 2006 was used for lease acquisition, seismic work, intangible drilling and well workovers ($1,317,931), and equipment of ($89,062). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

We have a proposed drilling budget for the period October 2006 through December 2006. The budget includes drilling one well and completing three wells in the Sacramento gas province of northern California. Our share of the estimated costs to complete this program is set forth in the following table:

                                  Drilling     Completion and
      Area             Wells       Costs       Equipment Costs      Total
      ----             -----       -----       ---------------      -----

West Grimes Field
Colusa County, CA        2          $-            $132,000         $132,000

Malton Black Butte
Tehama County, CA        2        85,000           174,000          259,000
                       -----     -------          --------         --------

Total Expenditures       4       $85,000          $306,000         $391,000
                       =====     =======          ========         ========


Our working capital (current assets less current liabilities) at September 30, 2006, was $3,372,472, which reflects an approximate $501,000 decrease from our working capital at June 30, 2006. Our working capital decreased by 14% during the first three months of our 2007 fiscal year because of our negative cash flow of more than $3.1 million and a resulting reduction of current assets by an amount greater than the reduction in our current liabilities.

Because of our working capital reduction (which resulted from our negative cash flow as described above), our total current assets reduced by approximately $2.4 million from June 30, 2006 through September 30, 2006. This reduction was partially offset by an increase in our investment in oil and gas properties of approximately $1.3 million during the quarter (as compared to approximately $1.4 million negative cash flow from investing activities during the quarter). Notwithstanding the decrease in total assets, our stockholders' equity increased by approximately $470,000 during the period.

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

Results of Operations
---------------------

September 30, 2006 Compared to September 30, 2005
-------------------------------------------------

For the three months ended September 30, 2006, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California. During the three months ended September 30, 2006, our oil and gas production increased from 146,445 MMBTU sold to 158,391 MMBTU sold (an increase of approximately 8.2%). Notwithstanding this increased production, our revenues decreased by approximately $(114,000) as compared to the comparable period of our 2005 fiscal year because of:

     Decreased price received for our production (an average of $6.08 per MMBTU during the first three months of our 2007 fiscal year as compared to $7.26 per MMBTU received during that period in 2006); and

     Decreased management fees received ($96,103 during fiscal 2007 as compared to $120,924 during fiscal 2006) because we received less drilling and completion fees during fiscal 2007 than in fiscal 2006.

Oil and gas production costs increased $120,159, or 169%, for the three months ended September 30, 2006 and increased $6,658, or 10%, for the three months ended September 30, 2005. The increase in operating costs is substantially greater than the 8.2% increase in oil and gas production and can be attributed to the addition of 5 gross wells, from 51 wells to 56 wells and our percentage working interests in these wells were somewhat higher than the average of wells owned at September 30, 2005. The increase was also due to the payment of a full year of ad valorem taxes in several of the counties where Aspen's gas wells are located. Equipment rental and water disposal fees increased due to the addition of compressors and increased water production in our more mature wells. Additionally, all of the costs for the service companies who perform work on Aspen's wells increased dramatically during the past twelve months.

Depletion, depreciation and amortization expense increased approximately $226,000 for the three months ended September 30, 2006. This increase of 89% was the result of using the approximate same depletion rate as fiscal 2006, but applying it to a larger full cost pool which resulted in the higher total depletion taken.

Our general and administrative expenses increased by approximately $266,000 from that for the same period in our fiscal 2006 (an increase of about 117%) because of increased audit and accounting fees, officers salaries including a non-cash charge $31,000 as a result of recognition of additional share-based compensation expense in accordance with the implementation of FAS 123(R), a non-cash charge of $23,508 for stock options issued to a Director, and the amortization of deferred compensation for the initiation of an investor relations service of $113,000 settled in shares of our common stock in the prior year.

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown for the three months of fiscal 2006, 2005 and 2004:


                                                         For the Three Months Ended
                                        ------------------------------------------------------------
                                        September 30, 2006   September 30, 2005   September 30, 2004
                                        ------------------   ------------------   ------------------
Total Revenues                                100.0%                100.0%               100.0%

Oil and Gas Production Costs                   17.7%                  5.9%                 8.2%
                                             --------               -------             --------

Income from Operations                         82.3%                 94.1%                91.8%
                                             --------               -------             --------

Cost and expenses
  Depreciation and depletion                   44.5%                 21.3%                19.9%
  Selling, general and administrative          45.7%                 19.0%                21.8%
  Interest expense                              0.4%                  0.0%                 0.3%
                                             --------               -------             --------

Total Costs and Expenses                       97.8%                 40.3%                42.0%
                                             --------               -------             --------

Income Before Income Taxes
  and Other Income                             -8.2%                 53.8%                49.8%

Other Income                                   25.0%

Provision for Income Taxes                      8.0%                 15.1%                21.4%
                                             --------               -------             --------

Net Income (Loss)                              25.1%                 38.7%                28.4%
                                             ========               =======             ========

To facilitate discussion of our operating results for the three months ended
September 30, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                               Comparison of the Fiscal Three
                                 Months Ended September 30,       Increase (Decrease)
                                 --------------------------    --------------------------
                                    2006           2005          Amount       Percentage
                                 -----------    -----------    -----------    -----------
Revenues:
  Oil and gas sales              $   962,933    $ 1,062,543    $   (99,610)           -9%
  Management fees                     96,103        120,924        (24,821)          -21%
  Interest and other                  21,415         10,701         10,715           100%
                                 -----------    -----------    -----------    -----------

  Total Revenues                   1,080,451      1,194,168       (113,716)          -10%
                                 -----------    -----------    -----------    -----------

Cost and Expenses:
  Oil and gas production             191,178         71,019        120,159           169%
  Depreciation and depletion         480,277        254,336        225,941            89%
  General and administrative         493,568        227,116        266,452           117%
  Interest expense                     4,745           --            4,745           100%
                                 -----------    -----------    -----------    -----------

  Total Costs and Expenses         1,169,768        552,471        617,297           112%
                                 -----------    -----------    -----------    -----------

Income Before Taxes
  and Other Income                   (89,317)       641,697       (731,013)         -114%

Other Income                         274,536           --          274,536           100%

Income Tax Benefit (Provision)        86,000       (180,395)       266,395          -148%
                                 -----------    -----------    -----------    -----------

Net Income (Loss)                $   271,219    $   461,302    $  (190,082)          -41%
                                 ===========    ===========    ===========    ===========

                                       16

Total revenue decreased $(113,716) or 10% when comparing the two periods, while operating and production costs increased $120,159, or 169%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This ratio coverage of general and administrative costs decreased from approximately 53% during the three months ended September 30, 2005 to approximately 20% at September 30, 2006.

Central to the issue of success of the three months operations ended September 30, 2006 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                              Oil & Gas            MMBTU             (1)
                                Sales              Sold          Price/MMBTU
                             -----------        -----------      -----------
        2007
--------------------
1st Quarter                  $   962,933            158,391       $    6.08
                             -----------        -----------       ---------

  Year to date                   962,933            158,391            6.08
                             -----------        -----------       ---------

        2006
--------------------
1st Quarter                    1,062,543            146,445            7.26
2nd Quarter                    2,018,233            201,371           10.02
3rd Quarter                    1,496,427            182,987            8.18
4th Quarter                      823,747            141,840            5.81
                             -----------        -----------       ---------

  Year to date                 5,400,950            672,643            8.03
                             -----------        -----------       ---------

        2005
--------------------
1st Quarter                      697,553            130,000            5.31
2nd Quarter                    1,132,359            177,350            6.37
3rd Quarter                    1,103,687            169,150            6.52
4th Quarter                      919,578            145,500            6.30
                             -----------        -----------       ---------

  Year to date                 3,853,177            622,000            6.20
                             -----------        -----------       ---------

        2004
--------------------
1st Quarter                      341,926             72,600            4.75
2nd Quarter                      362,942             79,900            4.64
3rd Quarter                      401,941             71,900            5.28
4th Quarter                      481,441             80,600            5.97
                             -----------        -----------       ---------

  Year to date                 1,588,250            305,000            5.17
                             -----------        -----------       ---------

First Quarter Change
--------------------
        2007
--------------------
Amount                       $   (99,610)       $    11,946       $   (1.18)
Percentage                           -10%                 8%            -19%

        2006
--------------------
Amount                       $   364,990        $    16,445       $    1.95
Percentage                            52%                13%             37%

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue and volumes sold of our product have shown a general improvement over the first three months of fiscal 2007 and the twelve months of fiscal 2006. As the table above notes, revenue has decreased approximately 10% when comparing the three month periods ended September 30, 2006 and 2005. Volumes sold increased approximately 8%, while the price received for our product decreased 16%. The decrease in revenues even though there was an increase in production volumes was due the 16% decrease in natural gas prices.

Contractual Obligations
-----------------------

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. We are currently leasing this space on a month to month basis. The Bakersfield, California office has 546 square feet and lease payments are $901 to $934 over the term of the lease, which expires July 31, 2008. Rent expense for the three months ended September 30, 2006 and 2005 was $6,395 and $6,163, respectively.

Effective November 1, 2006 through March 31, 2007, we are contractually obligated to deliver 2,000 MMBTU per day at $10.15 per MMBTU, and effective December 1, 2006 through March 31, 2007, an additional 2,000 MMBTU per day at $7.30 per MMBTU to one of our natural gas purchasers. These contracts were designated as normal sales contracts.


Critical Accounting Policies and Estimates
------------------------------------------

The Company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: the carrying value of its oil and natural gas properties, the accounting for oil and gas reserves, and the estimate of its asset retirement obligations.

Oil and Gas Properties
----------------------

The Company uses the full cost method of accounting for costs related to its oil and natural gas properties. Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method. Depreciation, depletion and amortization is a significant component of oil and natural gas properties. A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

Both the volume of proved reserves and any estimated future expenditures used for the depletion calculation are based on estimates such as those described under "Reserve Estimates" below.

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.

Changes in oil and natural gas prices have historically had the most significant impact on the Company's ceiling test. In general, the ceiling is lower when prices are lower. Even though oil and natural gas prices can be highly volatile over weeks and even days, the ceiling calculation dictates that prices in effect as of the last day of the test period be used and held constant. The resulting valuation is a snapshot as of that day and, thus, is generally not indicative of a true fair value that would be placed on the Company's reserves by the Company or by an independent third party. Therefore, the future net revenues associated with the estimated proved reserves are not based on the Company's assessment of future prices or costs, but rather are based on prices and costs in effect as of the end the test period.

Reserve Estimates
-----------------

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

Asset Retirement Obligations
----------------------------

We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No. 143. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. We amortize the amount added to the oil and gas properties and recognize accretion expense in connection with the discounted liability over the remaining lives of the respective gas wells. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate of 5%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells. In the first quarter, we plugged four wells and added two resulting in a net decrease to the ARO liability of $43,457. Accretion expense of $4,903 was recognized during the period ending September 30, 2006.

Deferred Taxes
--------------

Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At September 30, 2006 the Company recorded income tax expense comprised of a $0 current expense and a deferred tax benefit of $86,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.

Off Balance Sheet Arrangements
------------------------------

We have no off balance sheet arrangements and thus no disclosure is required.

Forward Looking Statements
--------------------------

"Safe harbor under the Private Securities Litigation Reform Act of 1995:" Any statements in this Form 10-QSB that are not historical facts are forward-looking statements that involve risks and uncertainties. Words such as "estimate," "will," "intend," "continue," "target," "expect," "achieve," "strategy," "future," "may," "goal(s)," or other comparable words or phrases or the negative of those words, and other words of similar meaning indicate forward-looking statements and important factors which could affect actual results. Forward-looking statements are made based on Management's current expectations and beliefs concerning future developments and their potential effects upon Aspen Exploration Corporation. These items are discussed at length in Part I, on page 25 of Aspen's Form 10-KSB filed with the Securities and Exchange Commission, under the heading "Factors That May Affect Future Operating Results" in the section titled "Management's Discussion and Analysis of Financial Condition or Plan of Operation." No material changes are have been noted as of the filing of this 10-QSB.


Item 3. CONTROLS AND PROCEDURES

As of September 30, 2006, we have carried out an evaluation under the supervision of, and with the participation of the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended.

Based on the evaluation as of September 30, 2006, the Chief Executive Officer (who is also our principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There was no change in our internal control over financial reporting during the most recently completed calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II


Item 1. LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sale of equity securities:

On August 11, our Board chairman, R. V. Bailey, exercised options for 50,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. Mr. Bailey paid us $28,500 to exercise his options on the 50,000 shares.

(a) The options were exercised on August 11, 2006, to purchase 50,000 shares of our common stock.

(b) No underwriter, placement agent, or finder was involved in the transaction. The Board chairman is an accredited investor.

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


On August 14, an employee surrendered 2,019 mature shares of common stock to exercise a stock option resulting in the net issue of 14,981 shares. The option to acquire 17,000 shares was originally granted March 14, 2002, at an exercise price of $0.57 per share.

(a) The options were exercised on August 14, 2006, to purchase 17,000 shares of our common stock. The option holder exercised options to acquire 17,000 shares in the cashless exercise which had a value of $9,690 by surrendering 2,019 shares of Aspen's common stock with a fair value based on a ten-day average bid price immediately prior to the exercise date of $4.80.

(b) No underwriter, placement agent, or finder was involved in the transaction. The employee is an accredited investor.

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

(f)  No proceeds were received.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a)  Exhibits

Exhibit No.    Document
-----------    -----------------------------------------------------------------

     31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert A. Cohan, Chief Executive Officer).

     32 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Robert A. Cohan, Chief Executive Officer).

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

None.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        ASPEN EXPLORATION CORPORATION




Date:  November 13, 2006                /s/ Robert A. Cohan
                                        ----------------------------------------
                                        Robert A. Cohan, Chief Executive Officer
                                        and Chief Financial Officer
                                        (principal executive and financial
                                        officer)