Form 10QSB
period 2006-12-31
ASPEN EXPLORATION CORP
filed 2007-02-20
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

            Class                              Outstanding at February 14, 2007
            -----                              --------------------------------
Common stock, $.005 par value                              7,159,622

Transitional small business disclosure format: [ ] Yes [X] No


Part One. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      December 31,      June 30,
                                                                          2006            2006
                                                                      ------------    ------------
                                                                      (unaudited)
                                             ASSETS
Current Assets:
  Cash and cash equivalents                                           $  2,957,849    $  6,466,010
  Short-term investments                                                 1,201,729       1,002,527
  Accounts and trade receivables, net of allowance
   of $170,000, and $0 at December 31, 2006, and 2005, respectively      3,271,211       2,119,758
  Accounts receivable - related party                                        1,273           1,273
  Prepaid expenses                                                         374,829         338,000
  Precious metals                                                           18,823          18,823
                                                                      ------------    ------------

Total Current Assets                                                     7,825,714       9,946,391
                                                                      ------------    ------------

Investment in oil and gas properties, at cost (full cost method
  of accounting)                                                        16,446,462      14,274,642

  Less accumulated depletion and impairment                             (7,078,073)     (6,118,879)
                                                                      ------------    ------------

                                                                         9,368,389       8,155,763
                                                                      ------------    ------------

Property and Equipment, at cost:
  Furniture, fixtures, and vehicles                                        184,151         122,576

  Less accumulated depreciation                                            (38,376)        (54,710)
                                                                      ------------    ------------

                                                                           145,775          67,866
                                                                      ------------    ------------

Other Assets:
    Deposits                                                               250,000         250,000
    Deferred income taxes                                                1,278,000         771,000
                                                                      ------------    ------------

                                                                         1,528,000       1,021,000
                                                                      ------------    ------------

Total Assets                                                          $ 18,867,878    $ 19,191,020
                                                                      ============    ============


                                      (Statement Continues)

     The accompanying notes are an integral part of these consolidated financial statements.


                          ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)



                                                                     December 31,     June 30,
                                                                         2006           2006
                                                                     ------------   ------------
                                                                     (unaudited)

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                              $  4,160,339   $  3,823,298
  Advances from joint interest owners                                     444,496      2,187,147
  Asset retirement obligation, current portion                             20,700         62,800
                                                                     ------------   ------------

Total Current Liabilities                                               4,625,535      6,073,245
                                                                     ------------   ------------

Asset Retirement Obligation, net of current portion                       385,336        331,823

Deferred Income Taxes                                                   3,267,000      2,685,000
                                                                     ------------   ------------

Total Long Term Liabilities                                             3,652,336      3,016,823
                                                                     ------------   ------------

Total Liabilities                                                       8,277,871      9,090,068
                                                                     ------------   ------------
Commitments and Contingencies (Note 6)

Stockholders' Equity:

  Common stock, $.005 par value:
    Authorized: 50,000,000 shares
    Issued and outstanding: At December 31, 2006, 7,159,622 shares
    and June 30, 2006, 7,094,641 shares                                    35,723         35,473
  Capital in excess of par value                                        7,393,672      7,283,914
  Retained earnings                                                     3,160,612      2,900,798
  Deferred compensation                                                      --         (119,233)
                                                                     ------------   ------------

Total Stockholders' Equity                                             10,590,007     10,100,952
                                                                     ------------   ------------

Total Liabilities and Stockholders' Equity                           $ 18,867,878   $ 19,191,020
                                                                     ============   ============



    The accompanying notes are an integral part of these consolidated financial statements.


                           ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)


                                               Three Months Ended             Six Months Ended
                                                  December 31,                  December 31,
                                           --------------------------    --------------------------
                                               2006           2005           2006           2005
                                           -----------    -----------    -----------    -----------

Revenues:
  Oil and gas                              $ 1,053,839    $ 2,017,233    $ 2,016,772    $ 3,079,776
  Management fees                              135,839         82,162        231,942        203,086
  Interest and other income                     14,469          9,328         35,886         20,029
                                           -----------    -----------    -----------    -----------

Total Revenues                               1,204,147      2,108,723      2,284,600      3,302,891
                                           -----------    -----------    -----------    -----------

Costs and Expenses:
  Oil and gas production                       138,062        121,151        329,242        192,170
  Accretion, and Depreciation, Depletion
    and Amortization                           499,877        254,704        980,154        509,040
  Interest expense                                  23           --            4,768           --
  Selling, general and administrative          286,769        235,946        780,337        463,062
                                           -----------    -----------    -----------    -----------

Total Costs and Expenses                       924,731        611,801      2,094,501      1,164,272
                                           -----------    -----------    -----------    -----------

Operating Income                               279,416      1,496,922        190,099      2,138,619

Gain on Investments                            228,160           --          490,696           --
Gain on Sale of Equipment                         --             --           12,000           --
                                           -----------    -----------    -----------    -----------

Total Other Income                             228,160           --          502,696           --
                                           -----------    -----------    -----------    -----------

Income Before Income Taxes                     507,576      1,496,922        692,795      2,138,619

Income Tax Benefit (Provision)                (161,000)      (391,659)       (75,000)      (572,054)
                                           -----------    -----------    -----------    -----------

Net Income                                 $   346,576    $ 1,105,263    $   617,795    $ 1,566,565
                                           ===========    ===========    ===========    ===========


Basic Earnings Per Common Share            $      0.05    $      0.16    $      0.09    $      0.23
                                           ===========    ===========    ===========    ===========

Diluted Earnings Per Common Share          $      0.05    $      0.16    $      0.08    $      0.22
                                           ===========    ===========    ===========    ===========


Weighted average number of common
  shares outstanding:
      Basic                                  7,144,898      6,756,351      7,144,898      6,756,351
                                           ===========    ===========    ===========    ===========

      Diluted                                7,367,926      7,125,295      7,367,926      7,125,295
                                           ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of these consolidated financial statements.


                       ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                Six Months Ended December 31,
                                                                ----------------------------
                                                                     2006           2005
                                                                 -----------    -----------

Cash Flows from Operating Activities:
-------------------------------------
  Net income                                                     $   617,795    $ 1,566,565
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Accretion and depreciation, depletion, and amortization          980,154        509,040
    Deferred income taxes                                             75,000        572,054
    Amortization of deferred compensation                            119,233         43,904
    Compensation expense related to stock options granted             81,508           --
    Realized gain on investments                                    (147,969)          --
    Unrealized gain on investments                                  (342,728)          --
    Proceeds from sale of investments                                291,495           --
    Gain on sale of vehicle                                          (12,000)          --
  Changes in assets and liabilities:
    Decrease (increase) in receivable, prepaid expenses, and
       deposits                                                   (1,188,281)      (917,175)
    Increase (decrease) in accounts payable, accrued expenses,
     deferred taxes, and advances from joint owners               (1,405,612)       351,970
                                                                 -----------    -----------

Net Cash Provided (Used) by Operating Activities                    (931,405)     2,126,358
                                                                 -----------    -----------

Cash Flows from Investing Activities:
-------------------------------------
  Additions to oil and gas properties                             (2,170,214)    (2,194,123)
  Additions to property and equipment                                (89,061)        (8,500)
  Sale of property and equipment                                      12,000          2,000
                                                                 -----------    -----------

Net Cash Used by Investing Activities                             (2,247,275)    (2,200,623)
                                                                 -----------    -----------

Cash Flows from Financing Activities:
-------------------------------------
  Proceeds from exercise of stock options                             28,500         14,250
  Payment of cash dividends                                         (357,981)          --
                                                                 -----------    -----------

Net Cash Provided (Used) by Financing Activities                    (329,481)        14,250
                                                                 -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents              (3,508,161)       (60,015)

Cash and Cash Equivalents, beginning of year                       6,466,010      3,430,146
                                                                 -----------    -----------

Cash and Cash Equivalents, end of year                           $ 2,957,849    $ 3,370,131
                                                                 ===========    ===========

Other Information:
------------------
  Interest paid                                                  $     4,768    $      --
                                                                 ===========    ===========

Non-Cash Investing and Financing Activities:
--------------------------------------------
  Asset retirement obligation                                    $      --      $    26,000

  Stock issued for deferred consulting services                  $      --      $    64,000


  The accompanying notes are an integral part of these consolidated financial statements.

                                             5

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2006


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

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


NOTE 2   - SIGNIFICANT ACCOUNTING POLICIES
           -------------------------------

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


NOTE 3 - SHARE-BASED COMPENSATION
         ------------------------

Stock Options
-------------

Effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

         ------------------------

The Company currently has two share-based employee compensation plans, which are described in the Notes to Consolidated Financial Statements in the company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

There was an aggregate of 936,000 common shares reserved for issuance under our stock option plans effective at April 22, 2005, and March 14, 2002. These plans provided for the issuance of 260,000 and 676,000 common shares, respectively, pursuant to stock option exercises. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 76%, risk free interest rates of 3.92% and expected lives of 4.5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the "simplified" method permitted by SAB 107.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three and six months ended December 31, 2006 of $27,000, and $81,508, respectively to income from continuing operations and income before income taxes. This expense did not have a significant effect on diluted earnings per share for the quarter.

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

A summary of the pro forma effects to reported net income and earning per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 for all periods presented:

                                                               Six Months Ended
                                                               December 31, 2005
                                                               -----------------

Net income, as reported                                         $   1,566,565
Add: Stock-based employee
compensation expense included in
reported net income, net of related tax effects                          --
Deduct: Total stock-based compensation
expense determined under fair value based method
for all awards, net of related tax effects                            (54,000)
                                                                -------------

Pro forma net income                                            $   1,512,565
                                                                =============


Basic Earnings Per Share
   As Reported                                                           0.23
   Pro Forma                                                             0.22

Diluted Earnings Per Share
   As Reported                                                           0.22
   Pro Forma                                                             0.21

         ------------------------

On August 11, 2006, the Board Chairman exercised his option for 50,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, Mr. Bailey paid cash consideration of $28,500.

On August 14, 2006, an employee exercised her option for 17,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the employee surrendered 2,019 shares equal to the exercise price.

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

A summary of option activity under the plans as of December 31, 2006, and changes during the six months then ended, is presented below:


                                                                                          Weighted-
                                                                                           Average
                                                                     Weighted-            Remaining           Aggregate
                                                Number of             Average            Contractual          Intrinsic
                                                  Shares           Exercise Price            Term               Value
                                              ---------------    -------------------    ---------------    ----------------

Outstanding at June 30, 2006                         484,000                  $1.56

   Granted                                            10,000                   3.70
   Exercised                                         (64,981)                  0.57
   Forfeited or expired                              (99,019)                  0.57
                                              ---------------

Outstanding at December 31, 2006                     330,000                  $1.75               2.44            $627,000
                                              ===============    ===================    ===============    ================

Exercisable at December 31, 2006                     166,667                  $1.47               2.29            $363,334
                                              ===============    ===================    ===============    ================

The grant-date fair value of options granted during the period was $2.35. The total intrinsic value of options exercised during the period was $269,960.

A summary of the status of the Company's nonvested shares as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

                                                                    Weighted-
                                                                     Average
                                                 Number of         Grant-Date
                                                  Shares           Fair Value
                                                -----------        ----------

Nonvested at June 30, 2006                        256,666          $   1.85

   Granted                                           --                --
   Vested                                         (50,000)             0.57
   Forfeited                                      (43,333)             2.67
                                                 --------

Nonvested at December 31, 2006                    163,333          $   2.03
                                                 ========          ========

The total compensation cost related to nonvested awards not yet recognized on December 31, 2006 is approximately $34,000 net of tax, and the weighted average period over which this cost is expected to be recognized is .62 years. The total fair value of options vested during the period was $25,000.

         ------------------------

The following information summarizes information with respect to options granted under equity plans:


                                                    Outstanding                              Exercisable
                                       --------------------------------------    ------------------------------------
                                           Weighted
                                            Average             Weighted                                 Weighted
                                           Remaining             Average                                  Average
   Exercise            Number             Contractual          Exercisable           Number             Exercisable
    Price            Outstanding       Life in Years (1)          Price            Exercisable             Price
---------------    ----------------    ------------------    ----------------    ----------------     ---------------

         $0.57             150,000                  1.62               $0.57             100,000                $0.57

          2.67             170,000                  3.03                2.67              56,667                 2.67

          3.70              10,000                  4.70                3.70              10,000                 3.70
                   ----------------    ------------------    ----------------    ----------------     ----------------

                           330,000                  2.44               $1.75             166,667                $1.47
                   ================    ==================    ================    ================     ================

(1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.


NOTE 4 - EARNINGS PER SHARE
         ------------------

The Company's calculation of earnings per share of common stock is as follows:

                                                                Six Months Ending December 31,
                                 --------------------------------------------------------------------------------------------
                                                    2006                                             2005
                                 --------------------------------------------    --------------------------------------------
                                     Net                          Per Share           Net                           Per Share
                                    Income          Shares          Amount          Income           Shares          Amount
                                 -------------    ------------    -----------    --------------    ------------     ---------

Basic Earnings Per Share:
   Net income and
     share amounts                  $ 617,795       7,144,898         $ 0.09       $ 1,566,565       6,756,351         $ 0.23
Effect of Dilutive Securities:
   Stock Options                            -         223,028         (0.01)                 -         368,944              -
                                 -------------    ------------    -----------    --------------    ------------     ----------

Diluted Earnings Per Share:
   Net income and assumed
     share conversion               $ 617,795       7,367,926         $ 0.08       $ 1,566,565       7,125,295         $ 0.23
                                 =============    ============    ===========    ==============    ============     ==========


NOTE 5 - INCOME TAXES
         ------------

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

NOTE 6 - CONTINGENCIES AND DRILLING COMMITMENTS
         --------------------------------------

On December 20, 2005 Calpine Corporation, one of our major purchasers of natural gas (currently purchases about 10% of our gas), filed for Chapter 11 bankruptcy protection in New York. At the time of the filing, Calpine Corporation owed the Company, exclusive of outside owner participation, approximately $193,000. The Company has signed a letter of intent to accept an offer to factor the receivable for 80.25% of the total. As such the Company established an allowance account to reduce the receivable to the approximate net realizable value.

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

The Company has the following commitments for drilling and completion for the period January 2007 through March 2007:


                                                            Drilling           Completion and
             Area                        Wells                Costs           Equipment Costs            Total
--------------------------------    ----------------     ----------------    -------------------    -----------------

Poplar Field                          Production
Roosevelt County, MT                  Acquisition             $1,075,000                $63,000           $1,138,000

Clarksburg Gas Field
Yolo County, CA                            1                           -                150,000              150,000
                                    ----------------     ----------------    -------------------    -----------------

Total Expenditures                         1                  $1,075,000               $213,000           $1,288,000
                                    ================     ================    ===================    =================



NOTE 7 - DIVIDENDS
         ---------

On November 8, 2006, the Company declared a cash dividend in the amount of $0.05 per share. The total of $357,981 was paid to the shareholders on December 6, 2006 to shareholders of record as of November 20, 2006.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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


NOTE 9 - SUBSEQUENT EVENTS
         -----------------

Aspen passed a Board Resolution on December 19, 2006 approving Aspen's participation in Nautilus Technical Group, LLC's acquisition of the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana located in the Williston Basin. The Unit and Field contain a total of 38 producing oil wells, 7 salt water disposal wells, and 22,600 acres. Current production is 230 gross BOPD and 190 net BOPD from the Charles "B" reservoir. The average net revenue interest is greater than 80%. The crude oil is 40o API sweet and is readily marketed at the lease boundary. All produced water is disposed within the Unit boundary.

Aspen's participation in the acquisition will provide the Company with diversification into long-lived oil reserves. There is also upside reserve potential via increased water disposal capacity, re-activation of old wells, water shut off techniques, behind-pipe potential in the Charles A, B, & C, and drilling potential in the Mission Canyon and Nisku. This acquisition also provides ownership in 3-D seismic data over 22,600 acres. This acquisition is not expected to generate any significant cash flow for Aspen for the first two years.

Aspen will pay 12.5% of the costs for a 10% working interest in the project. During the first year, Aspen will also receive 12.5% of the net revenues (after deduction for royalties, taxes, operating expenses, etc.) until 110% payout, at which time Aspen's working interest reverts to 10%. After the first year, even if 110% payout has not occurred, Aspen will only pay 10% of the costs and receive 12.5% of the net revenues until 110% payout. After 110% payout, Aspen will have a 10% working interest and receive 10% of the net revenues. The initial cost to Aspen for its 12.5% before payout working interest (including its share of the acquisition costs) will be approximately $1,450,000, which is approximately $1,075,000 after deduction of $375,000 (12.5% of the $3,000,000 loan proceeds obtained by Nautilus in connection with the purchase), with an additional $400,000 of anticipated capital expenditures during the first year. Aspen funded its participation in this project with a combination of bank debt ($600,000), cash on hand and the sale of approximately 100,000 shares of UR Energy stock (which yielded about $330,000). Closing of this acquisition occurred on February 13, 2007.

         -----------------

Aspen passed a Board Resolution on January 19, 2006 authorizing a secured Promissory Note on behalf of the Company in the amount of $600,000 in favor of Wells Fargo Bank, NA payable over thirty-six months at an interest rate of 8.10%. Principal of $16,667 plus interest payments are due monthly beginning February 15, 2007 and continuing to January 15, 2010. Collateral consists of a blanket filing on Accounts Receivable.

In January 2007 Aspen entered into a venture to explore for gold in Alaska with Hemis Corporation, with offices in Las Vegas, Nevada, whereby Hemis will provide all funding and be the operator of a venture to carry out permit acquisition and exploration for commercial quantities of gold. If such deposits are found, Hemis intends to produce and sell the gold as well as any other commercially valuable minerals that may occur with the gold. Hemis intends to commence work to obtain permits for the project in January 2007.

At signing Aspen was paid $50,000 and will be paid this amount on each anniversary of the agreement so long as Hemis continues work in the area. The payment ceases when and if production begins. Aspen retained a 5% production royalty, which may be taken in kind or in cash as Aspen prefers. Aspen provided to Hemis exploration data assembled and gathered by Aspen over a period of several years in the 1980's. Permits will be required before Hemis may commence work and there is no assurance such needed permits will be issued by the State of Alaska or by the Federal government.

Aspen participated for a 15% non-operated working interest in a deep high-potential well located in the Clarksburg Gas Field, Yolo County, CA. The drillpipe was cemented in the hole as the production string. The well was perforated and tested at a gas rate of 480 MCFPD. The shut in tubing pressure was 3,457 psig. Further testing will be performed and an acid job is currently being contemplated.

On January 30, 2007, the Company entered into a gas sales contract to sell Enserco 2,000 MMBTU of gas per day at a fixed price of $7.65 less transportation and other expenses. The contract is for the term April 1, 2007 through October 31, 2007, requires Enserco to purchase the stated quantities at the stated prices, and contains monetary penalties for non-delivery of the gas. This contract was designated as a normal sales contract.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The following discussion provides information on the results of operations for the periods ended December 31, 2006 and 2005 and our financial condition, liquidity and capital resources as of December 31, 2006 and June 30, 2006. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Where possible, we attempt to be the operator of each property in which we invest. Our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. Administrative charges to the properties help cover approximately 47% and 30% of our selling, general and administrative expenses for the three and six-month periods ended December 31, 2006, respectively.

Outlook and Trends
------------------

Total production for the year will depend on the number of wells successfully completed, the date they commence gas sales, their initial rate of production, and their production decline rates. Over the past five years we have been able to replace the majority of our produced reserves. We have also benefited from a general increase in natural gas prices over the past three years, from a low of $4.64 per MMBTU average during the second quarter of fiscal 2004 to $10.02 per MMBTU during the second quarter of fiscal 2006. We also anticipate that the average price for our product will be in the range of $4.00 to $8.00 per million British Thermal Unit (MMBTU) for the fiscal year ended June 30, 2007 as compared to the average gas price of $8.03 received during our 2006 fiscal year. We received an average of $6.76 per MMBTU for the three months ended December 31, 2006 as compared to an average of $10.02 per MMBTU during the second quarter of our 2006 fiscal year.

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

To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. Effective November 1, 2006 through March 31, 2007, we are contractually obligated to deliver 2,000 MMBTU per day at $10.15 per MMBTU, effective December 1, 2006 through March 31, 2007, we are contractually obligated to deliver an additional 2,000 MMBTU per day at $7.30 per MMBTU, and effective April 1, 2007 through October 31, 2007, we are contractually obligated to deliver an additional 2,000 MMBTU per day at $7.65 per MMBTU to one of our natural gas purchasers. These contracts were designated as normal sales contracts.

Liquidity and Capital Resources
-------------------------------

We have historically financed our operations with internally generated funds and limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. Our principal uses of cash are for operating expenses, the acquisition, drilling, completion and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes. During the first six months of our 2007 fiscal year, we used more than $3.5 million of cash in our operations, investing activities and financing activities as compared to $60,000 during the same period of our 2006 fiscal year.

We used cash of $931,405 in our operations for the six months ended December 31, 2006, as compared to $2,126,358 cash provided by operating activities for the six months ended December 31, 2005. This negative change of approximately $3 million was due to increased accounts receivable, prepaid expenses and deposits (a negative change of approximately $270,000) and using our cash to reduce accounts payable and other current liabilities (a negative change of approximately $1.8 million). Other factors that impacted our cash flow were a reduction in net income and realized and unrealized gain on investments that substantially offset the amount received from the sale of that investment.

Investing activities used cash to increase capitalized oil and gas costs and office equipment of $2,247,275 and $2,200,623 in the six months ended December 31, 2006 and 2005. Cash in the current six month period ended December 31, 2006 was used for lease acquisition, seismic work, intangible drilling and well workovers ($2,170,214), and equipment of ($89,061). These expenditures are net of the sale of interests in wells to be drilled charged to third party investors.

We have a proposed drilling budget for the period January 2007 through March 2007. The budget includes drilling one well and acquiring property in Montana. Our share of the estimated costs to complete this program is set forth in the following table:

                                                         Drilling           Completion and
            Area                       Wells               Costs            Equipment Costs            Total
------------------------------     ---------------    ----------------    --------------------    -----------------

Poplar Field                         Production
Roosevelt County, MT                Acquisition            $1,075,000                 $63,000           $1,138,000

Clarksburg Gas Field
Yolo County, CA                          1                          -                 150,000              150,000
                                   ---------------    ----------------    --------------------    -----------------

Total Expenditures                       1                 $1,075,000                $213,000           $1,288,000
                                   ===============    ================    ====================    =================


Our working capital (current assets less current liabilities) at December 31, 2006, was $3.2 million, which reflects an approximate $673,000 decrease from our working capital at June 30, 2006. Our working capital decreased by 21% during the first six months of our 2007 fiscal year because of our negative cash flow of more than $3.5 million and a resulting reduction of current assets by an amount greater than the reduction in our current liabilities.

Because of our working capital reduction (which resulted from our negative cash flow as described above), our total current assets decreased by approximately $2.1 million from June 30, 2006 through December 31, 2006. This reduction was partially offset by an increase in our investment in oil and gas properties of approximately $2.2 million during the period (as compared to approximately $2.25 million negative cash flow from investing activities during the quarter). Notwithstanding the decrease in total assets and the issuance of a cash dividend totaling approximately $360,000, our stockholders' equity increased by approximately $490,000 during the period.

We anticipate that our working capital and anticipated cash flow from operations and future successful drilling activities will be sufficient to pay our obligations. Based on national and international concerns, we anticipate that our gas production will continue to provide us with sufficient cash flow through our current fiscal year and beyond. As discussed herein, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.

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

Results of Operations
---------------------

December 31, 2006 Compared to December 31, 2005
-----------------------------------------------

For the six months ended December 31, 2006, our operations continued to be focused on the production of oil and gas, and the investigation for possible acquisition of producing oil and gas properties in California and Montana. During the six months ended December 31, 2006, our oil and gas production decreased from 347,816 MMBTU sold to 314,393 MMBTU sold (a decrease of approximately 10%). This production decrease as well as lower gas prices reduced our revenues by approximately $1.1 million.

Oil and gas production costs increased $137,072, or 71%, for the six months ended December 31, 2006. The increase can be attributed to the addition of 4 gross wells, from 51 wells to 55 wells and our percentage working interests in these wells were somewhat higher than the average of wells owned at December 31, 2005. The increase was also due to the payment of a full year of ad valorem taxes in several of the counties where Aspen's gas wells are located. Equipment rental and water disposal fees increased due to the addition of compressors and increased water production in our more mature wells. Additionally, all of the costs for the service companies who perform work on Aspen's wells increased dramatically during the past twelve months.

Depletion, depreciation and amortization expense increased approximately $471,000 for the six months ended December 31, 2006. This increase of 93% was the result of using the approximate same depletion rate as fiscal 2006, but applying it to a larger full cost pool which resulted in the higher total depletion taken.

Our general and administrative expenses increased by approximately $317,000 from that for the same period in our fiscal 2006 (an increase of about 69%) because of increased audit and accounting fees, officers salaries including a non-cash charge of $58,000 as a result of recognition of additional share-based compensation expense in accordance with the implementation of FAS 123(R), a non-cash charge of $23,500 for stock options issued to a Director, and the amortization of deferred compensation for the initiation of an investor relations service of $119,000 settled in shares of our common stock in the prior year.

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown for the six months of fiscal 2006, 2005 and 2004:

                                                                     For the Six Months Ended
                                              ------------------------------------------------------------------------
                                                December 31, 2006        December 31, 2005        December 31, 2004
                                              ----------------------    ---------------------    ---------------------

Total Revenues                                               100.0%                   100.0%                   100.0%

Oil and Gas Production Costs                                  14.4%                     5.8%                     8.3%
                                              ----------------------    ---------------------    ---------------------

Income from Operations                                        85.6%                    94.2%                    91.7%
                                              ----------------------    ---------------------    ---------------------
Cost and expenses
   Depreciation and depletion                                 42.9%                    15.4%                    15.7%
   Selling, general and administrative                        34.2%                    14.0%                    19.0%
   Interest expense                                            0.2%                     0.0%                     0.2%
                                              ----------------------    ---------------------    ---------------------

Total Costs and Expenses                                      91.7%                    35.2%                    43.2%
                                              ----------------------    ---------------------    ---------------------

Operating Income                                               8.3%                    64.8%                    56.7%

Other Income                                                  22.0%                     0.0%                     0.0%

Provision for Income Taxes                                    -3.3%                   -17.3%                   -22.1%
                                              ----------------------    ---------------------    ---------------------

Net Income (Loss)                                             27.0%                    47.4%                    34.6%
                                              ======================    =====================    =====================

                                                           16

To facilitate discussion of our operating results for the six months ended December 31, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Operations:


                                             Comparison of the Fiscal Six
                                              Months Ended December 31,                    Increase (Decrease)
                                        ---------------------------------------    ------------------------------------
                                              2006                 2005                Amount            Percentage
                                        -----------------    ------------------    ----------------    ----------------
Revenues:
   Oil and gas sales                          $2,016,772            $3,079,776        $(1,063,004)                -35%
   Management fees                               231,942               203,086              28,856                 14%
   Interest and other                             35,886                20,029              15,857                 79%
                                        -----------------    ------------------    ----------------    ----------------

   Total Revenues                              2,284,600             3,302,891         (1,018,291)                -31%
                                        -----------------    ------------------    ----------------    ----------------

Cost and Expenses:
   Oil and gas production                        329,242               192,170             137,072                 71%
   Depreciation and depletion                    980,154               509,040             471,114                 93%
   General and administrative                    780,337               463,062             317,275                 69%
   Interest expense                                4,768                     -               4,768                100%
                                        -----------------    ------------------    ----------------    ----------------

   Total Costs and Expenses                    2,094,501             1,164,272             930,229                 80%
                                        -----------------    ------------------    ----------------    ----------------


Operating Income                                 190,098             2,138,619         (1,948,521)                -91%

Other Income                                     502,696                     -             502,696                100%

Income Tax Benefit (Provision)                  (75,000)             (572,054)             497,054                -87%
                                        -----------------    ------------------    ----------------    ----------------

Net Income (Loss)                               $617,795            $1,566,565          $(948,770)                -61%
                                        =================    ==================    ================    ================

Total revenue decreased $1,018,291 or 31% when comparing the two periods, while operating and production costs increased $930,229, or 80%.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This ratio coverage of general and administrative costs decreased from approximately 44% during the six months ended December 31, 2005 to approximately 30% at December 31, 2006.

Central to the issue of success of the six months operations ended December 31, 2006 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:


                                                      Oil & Gas               MMBTU                  (1)
                                                        Sales                 Sold               Price/MMBTU
                                                   -----------------     ----------------     -------------------
            2007
------------------------------
1st Quarter                                                $962,933              158,391                  $6.08
2nd Quarter                                               1,053,839              156,002                  $6.76
                                                   -----------------     ----------------     -------------------

   Year to date                                           2,016,772              314,393                   6.41
                                                   -----------------     ----------------     -------------------

            2006
------------------------------
1st Quarter                                               1,062,543              146,445                   7.26
2nd Quarter                                               2,018,233              201,371                  10.02
3rd Quarter                                               1,496,427              182,987                   8.18
4th Quarter                                                 823,747              141,840                   5.81
                                                   -----------------     ----------------     -------------------

   Year to date                                           5,400,950              672,643                   8.03
                                                   -----------------     ----------------     -------------------

            2005
------------------------------
1st Quarter                                                 697,553              130,000                   5.31
2nd Quarter                                               1,132,359              177,350                   6.37
3rd Quarter                                               1,103,687              169,150                   6.52
4th Quarter                                                 919,578              145,500                   6.30
                                                   -----------------     ----------------     -------------------

   Year to date                                           3,853,177              622,000                   6.20
                                                   -----------------     ----------------     -------------------

            2004
------------------------------
1st Quarter                                                 341,926               72,600                   4.75
2nd Quarter                                                 362,942               79,900                   4.64
3rd Quarter                                                 401,941               71,900                   5.28
4th Quarter                                                 481,441               80,600                   5.97
                                                   -----------------     ----------------     -------------------

   Year to date                                           1,588,250              305,000                   5.17
                                                   -----------------     ----------------     -------------------

Second Quarter Change
------------------------------
            2007
------------------------------
Amount                                                   $(964,394)            $(45,369)                 $(1.18)
Percentage                                                     -92%                 -29%                    -17%

            2006
------------------------------
Amount                                                     $364,990              $16,445                  $1.95
Percentage                                                      32%                   9%                     31%

(1) Price per MMBTU may not agree with oil and gas sales because of the inclusion of oil and NGL sales.

Oil and gas revenue and volumes sold of our product have shown a general decrease over the first six months of fiscal 2007. As the table above notes, revenue has decreased approximately 53% when comparing the six month periods ended December 31, 2006 and 2005. Volumes sold decreased approximately 10%, while the price received for our product decreased 35%.

Contractual Obligations
-----------------------

We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one-year lease agreement on the Denver office through December 31, 2004 at a lease rate of $1,261 per month. We are currently leasing this space on a month to month basis. The Bakersfield, California office has 546 square feet and lease payments are $901 to $934 over the term of the lease, which expires July 31, 2008. Rent expense for the six months ended December 31, 2006 and 2005 was $13,292 and $12,474, respectively.

Effective November 1, 2006 through March 31, 2007, we are contractually obligated to deliver 2,000 MMBTU per day at $10.15 per MMBTU, effective December 1, 2006 through March 31, 2007, an additional 2,000 MMBTU per day at $7.30 per MMBTU, and effective April 1, 2007 through October 31, 2007, we are contractually obligated to deliver an additional 2,000 MMBTU per day at $7.65 per MMBTU to one of our natural gas purchasers. These contracts were designated as normal sales contracts.

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

Oil and Gas Properties
----------------------

The Company uses the full cost method of accounting for costs related to its oil and natural gas properties. Capitalized costs included in the full cost pool are depleted on an aggregate basis using the units-of-production method. Depreciation, depletion and amortization is a significant component of oil and natural gas properties, but does not impact cash flow. A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

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

Deferred Taxes
--------------

Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At December 31, 2006 the Company recorded income tax expense of $75,000. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.

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


Item 3. CONTROLS AND PROCEDURES

As of December 31, 2006, we have carried out an evaluation under the supervision of, and with the participation of the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended.

Based on the evaluation as of December 31, 2006, the Chief Executive Officer (who is also our principal financial officer) has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sale of equity securities:

On August 11, 2006, our Board chairman, R. V. Bailey, exercised options for 50,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. Mr. Bailey paid us $28,500 to exercise his options on the 50,000 shares.

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


On August 14, 2006, an employee surrendered 2,019 mature shares of common stock to exercise a stock option resulting in the net issue of 14,981 shares. The option to acquire 17,000 shares was originally granted March 14, 2002, at an exercise price of $0.57 per share.

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


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.   Document
-----------   ------------------------------------------------------------------
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

                                 ASPEN EXPLORATION CORPORATION




Date:  February 14, 2007         /s/ Robert A. Cohan
                                 -----------------------------------------------
                                 Robert A. Cohan, Chief Executive Officer and
                                 Chief Financial Officer
                                 (principal executive and financial officer)