Form 10KSB
period 2007-06-30
ASPEN EXPLORATION CORP
filed 2007-09-28
CIK 319458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______to ______

Commission file number: 001-12531

ASPEN EXPLORATION CORPORATION

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0811316 (IRS Employer Identification No.)

2050 S. Oneida St., Suite 208
Denver, Colorado	80224-2426
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 639-9860

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.005 par value

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [  ]

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

     Indicate by checkmark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) (check one): Yes ___ No XX

Aspen’s revenues for the fiscal year ended June 30, 2007 were $4,418,231.

     At August 31, 2007, the aggregate market value of the shares held by non-affiliates was approximately $14,994,230. The aggregate market value was calculated by multiplying the mean of the closing bid and asked prices ($3.15) of the common stock of Aspen on the Over-the-Counter Bulletin Board listing for that date, by the number of shares of stock held by non-affiliates of Aspen (4,760,073).

     At August 31, 2007, there were 7,259,622 shares of common stock (Aspen's only class of voting stock) outstanding.

     Transitional Small Business Disclosure Format (check one): Yes __ No X

1

PART I

ITEM 1. BUSINESS

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

     Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under "Item 6. Management's Discussion and Analysis of Financial Conditions or Plan of Operation – Factors that may affect future operating results." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances a fter the date of this Form 10-KSB.

Summary of Our Business:

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is (303) 639-9863. Our websites are www.aspenexploration.com and www.aspnx.com. Our email address is aecorp2@qwest.net. We are currently engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. We have an interest in an inactive subsidiary: Aspen Gold Mining Co., a company that has not been engaged in business since 1995.

     Oil and Gas Exploration and Development. Our major emphasis has been participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. We engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Our participation in the oil and gas exploration and development segment consists of two different lines of business –ownership of working interests and operating properties.

• We own working interests in oil and gas wells. We also own working interests in properties which we explore for oil or natural gas and, if our exploration efforts are successful, we produce and sell oil or natural gas from those properties. Where we hold working interests, we bear a proportionate share of the exploration and development costs of a property and if the property is successful will receive a proportionate return based on our interest percentage. We currently have working interests in 84 wells in the Sacramento Valley of northern California. Additionally, during fiscal 2007 we purchased a working interest in 33 oil and gas wells located in the Williston Basin of Roosevelt County, Montana.

• We are also actively engaged in the operation of oil and gas wells and, where possible, we attempt to be the operator of each property in which we own a working interest. As operator of oil and gas properties, we manage exploration and development activities for the working interest owners (which includes ourselves)
and accomplish all of the administrative functions for the joint interest owners. The joint interest owners pay us management fees for those services. All consideration received from sales or transfers of properties in connection with partnerships, joint venture operations, or various other forms of drilling arrangements involving oil and gas exploration and development activities are credited to the full cost account, except to the extent of amounts that represent reimbursement of organization, offering, general and administrative expenses, that are identifiable with the transaction, which are currently incurred and charged to expense. As of June 30, 2007, we act as the operator of 63 wells in the Sacramento Valley of northern California.

     With the assistance of our management, independent contractors retained from time to time by us, and, to a lesser extent, unsolicited submissions, we have identified and will continue to identify prospects that we believe are suitable for drilling and acquisition. Currently, our primary areas of interest are in the state of California and in the state of Montana.

Company Strategy:

     We hold working interests in oil and gas properties, many of which have wells producing oil or natural gas. Where we acquire an interest in a property or acreage on which exploration or development drilling is planned, we will seldom assume the entire risk of acquisition or drilling. Rather, we prefer to assess the relative potential and risks of each prospect and determine the degree to which we will participate in the exploration or development drilling. Generally, we have determined that it is more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells, and as such have entered into industry standard joint operating agreements with other parties. In such cases, we may retain a carried working interest, a reversionary interest, or other promotional interest, and we generally are required to fin ance all or a portion of our proportional interest in the prospect. Although this approach reduces our potential return should the drilling operations prove successful, it also reduces our risk and financial commitment to a particular prospect. Fees assessed for the participation in these prospects are credited to the full-cost pool.

     Conversely, we may from time to time participate in drilling prospects offered by other persons if we believe that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach allows us to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as “farm-ins”) are generally more expensive than operations where we offer the participation to others (known as “farm-outs”). During the year ended June 30, 2007, we participated in the drilling of 2 farm-in wells.

     In addition to properties having producing wells or reserves, Aspen also owns some unproved properties that it believes may have value for oil and gas exploration and development. These properties are disclosed in more detail, below. We do not believe that our capitalized costs associated with these unproved properties are, at June 30, 2007, material in amount. Such costs include lease acquisition, geological and geophysical work, delay rentals. These costs are capitalized in our full cost pool and included in our amortization computation. We review the capitalized costs of all properties against our full-cost pool on a quarterly basis.

     We also occasionally acquire unevaluated acreage in conjunction with the purchase of oil and gas leases. While unproved properties are properties we believe are valuable for oil and gas exploration based on the exploration work performed, unevaluated properties are properties that have been acquired but which have not been evaluated based on exploration work known to have been performed by others. Costs attributable to unevaluated acreage are considered immaterial at June 30, 2007. These costs are included in our full cost pool and amortization computation.

     From time-to-time we may also engage in mineral and natural resource exploration and similar business activities not associated with the oil and gas industry. To date, we have not devoted a material amount of resources to these other business activities nor have we generated material revenues from these other business activities.

     Principal Products Produced and Services Rendered. Our principal products during fiscal 2007 were crude oil and natural gas. Crude oil and natural gas are generally sold to various entities, including pipeline companies, which usually service the area in which our producing wells are located. In the fiscal year ended June 30, 2007, our crude oil and natural gas sales totaled $4,418,231.

     Both our produced crude oil and natural gas are subject to pricing in the local markets where the production occurs. It is customary that such products are priced based on local or regional supply and demand factors. California heavy crude sells at a discount to WTI, the U.S. benchmark for crude oil, primarily due to the additional cost to refine gasoline or light product out of a barrel of heavy crude. Natural gas field prices are normally priced off of Henry Hub NYMEX price, the benchmark for U.S. natural gas. Aspen’s gas prices are based on the PG&E Citygate Index. While we attempt to contract for the best possible price in each of our producing locations, there is no assurance that past price differentials will continue into the future. Numerous factors may influence local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sec tors of the industry, trade restrictions, governmental regulations, and other factors. We may be adversely impacted by a widening differential on the products sold.

     Distribution Methods of the Products or Services. We are not involved in the distribution aspect of the oil and gas industry. We sell our produced natural gas and oil to third parties for distribution.

     Status of any Publicly Announced New Products or Services. During our 2007 fiscal year we did not have a new product or service that would require the investment of a material amount of our assets or which we believe is material to our business. Therefore, during our 2007 fiscal year we did not made a public announcement of, nor have we made information otherwise public about, any such product or service.

     As outlined above, from time-to-time we may also engage in business activities not associated with the oil and gas industry. In January 2007 we announced that we entered into a joint venture with Hemis Corporation whereby Hemis will be the operator of a venture engaged in permit acquisition and exploration for commercial quantities of gold in and near Cook Inlet, Alaska. We were paid $50,000 upon entering the agreement and will be paid $50,000 on each anniversary date until production of gold begins. Additionally, we retained a 5% gross royalty on production. In June 2007, Hemis announced that it had begun a preliminary oceanographic survey of the gold project and was optimistic regarding the project’s potential. However, Hemis will continue to survey the area with additional equipment and is continuing to negotiate with contractors for potential drilling later this calendar year.

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
(iii)     advance royalties and the use of differential royalty rates; and
(iv)     stipulations requiring exploration and production commitments by the lessee.

     Some of our current competitors, and many of our potential competitors, in the oil and gas industry have vast experience, are larger and have significantly greater financial resources, existing staff and labor forces, equipment, and other resources than we do. Consequently, these competitors may be in a better position to compete for oil and gas projects. Because of our relatively small size, we have a minimal competitive position in the oil and gas industry.

     In addition, the availability of a ready market for oil and gas depends upon numerous factors beyond our control, including the overall amount of domestic production and imports of oil and gas, the proximity and capacity of pipelines, and the effect of federal and state regulation of oil and gas sales, as well governmental environmental regulations applicable to the exploration, production and usage of oil and gas. Further, we expect that competition for leasing of oil and gas prospects will become even more intense in the future.

     Sources and Availability of Raw Materials. As part of the business of engaging in the operation of oil and gas properties, we depend on such items as drilling rigs and other equipment, casing pipe, drilling mud and other supplies and equipment necessary for our operations. At the present time, drilling rigs are in short supply, and are demanding a premium price. Nevertheless, we have been able to obtain the services of drilling rigs when needed for our exploration and development activities.

     Most other items that we need have been commonly available from a number of sources. Although we do not foresee a shortage in supply or foresee having difficulty in acquiring any equipment relevant to the conduct of business, we cannot offer any assurances that the necessary equipment will be available or that we will be able to acquire the items on economically feasible terms.

     Dependence Upon One or a Few Major Customers. We generally sell our oil and gas production to a limited number of companies. In fiscal 2007 and 2006 we obtained more than 10% of our revenues from sales to Calpine Corporation and Enserco Energy, Inc., (15% and 77%, respectively). We do not believe the loss of these customers would adversely impact our revenues because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers. Consequently, we believe that substitute purchasers would be available based on the widespread uses of and the need for oil and gas.

     Need for Governmental Approval of Principal Products or Services. We do not need to seek government approval of our principal products.

     Effect of Existing or Probable Governmental Regulation. Oil and gas exploration and production are open to significant governmental regulation including worker health and safety laws, employment regulations and environmental regulations. Part of the regulatory environment in which we operate includes, in some cases, federal requirements for obtaining environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. Operations that occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers, or the U.S. Forest Service as well as other federal and state agencies. P>

     A major risk inherent in our drilling plans is the need to obtain drilling permits from state, and local authorities. Delays in obtaining regulatory approvals or drilling permits, the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a negative effect on our ability to explore on or develop its properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability.

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

Employees:

     As of June 30, 2007, we have 2 full-time employees and 1 part-time employee. We also employ independent contractors and other consultants, as needed.

ITEM 2. PROPERTIES General Information:

     We have a significant amount of information regarding the proven developed and undeveloped oil and gas reserves which can be found below in this Item 2 as well as in the notes to our financial statements.

Drilling and Acquisition Activity:

     During the fiscal year ended June 30, 2007, we participated in the drilling of 11 gross (2.927 net) operated wells, eight of which were completed as gas wells, for a 73% success ratio. The estimated lives of the individual wells drilled during the fiscal year range from 1 to 13 years. Of the eight successful gas wells drilled during the 2007 fiscal year, four gas wells were drilled in the West Grimes Field, one gas well was drilled in the Grimes Field, 1 gas well was drilled in the Malton Black Butte Field, and 1 gas well was drilled in the Kirk Buckeye Field. Aspen also purchased an interest in 33 producing gross oil wells (4.125 net) in certain oil producing assets encompassing 22,600 acres in the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana located in the Williston Basin.

     Our decisions to develop and operate prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often uncertain. Even when used and properly interpreted, 3-D seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or producible economically. In addition, the use of 3-D seismic and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies. Because of these factors, we could incur losses as a result of exploratory drilling expenditures. Poor results from exploration activities could have a material adverse effect on our future cash flows, results of operations and financial position.

     Below is a summary of our primary drilling and acquisition activity occurring during our 2007 fiscal year and our activities to-date conducted during our 2008 fiscal year by geographic areas.

West Grimes Field, Colusa County, California

     The first 16 wells drilled in the West Grimes Gas Field were successful with 15 wells currently producing and 1 well waiting on completion. These wells were drilled based on a 10.5 square mile 3-D seismic program located over a portion of Aspen’s 10,000 plus leased acres in this field. We believe several additional excellent drilling prospects have been identified. The wells in this field produce from multiple Forbes intervals ranging in depth from 6,000 feet to 8,500 feet and have produced over 80 billion cubic feet (BCF) of gas to date. Numerous wells in this immediate area have produced at very prolific flow rates (4,000 MCFPD), have yielded excellent per well reserves (3 to 4 BCF per well), and have long productive well lives. Several of the 10 producing wells that Aspen acquired in this field in 2003 have been producing for 40 years. Aspen believes that several of these wells may have addit ional gas potential in behind-pipe zones, which have not yet been perforated. Aspen’s operated working interests in this field range from 21% to 34%.

     The WGU #14-10 well was directionally drilled in May 2007 to a depth of 8,460 feet and encountered approximately 55 feet of potential net gas pay in several intervals in the Forbes formation. One of these intervals was perforated and tested gas on a 12/64 inch choke at a stabilized flow rate of 2,678 MCFPD with a flowing tubing pressure of 3,300 psig and a flowing casing pressure of 3,480 psig. The shut in tubing and casing pressures were 3,810 psig. Gas sales commenced on May 30, 2007.

     The WGU #15-13 well was directionally drilled in May and June 2007 to a depth of 8,300 feet and encountered approximately 50 feet of potential gas pay in several intervals in the Forbes formation. One of these intervals was perforated and tested gas on a 1/4 inch choke at a stabilized flow rate of 1,764 MCFPD. The shut in tubing pressure was 4,020 psig and the shut in casing pressure was 4,030 psig. Gas sales commenced on June 30, 2007.

     In August 2007, the WGU #15-14 well was directionally drilled to a depth of 7,770 feet and encountered approximately 80 feet of potential gross gas pay in several intervals in the Forbes formation. One of these intervals was perforated and tested gas on a 1/4 inch choke at a stabilized flow rate of 1,130 MCFPD. The shut in tubing and shut in casing pressures were 3,200 psig. Gas sales commenced on August 28, 2007.

     The Morris #12-4 well was drilled in July 2007 to a depth of 8,007 feet and encountered approximately 115 feet of potential gross gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. Several of these intervals were perforated and tested gas on a ¼ inch choke at a stabilized flow rate of 500 MCFPD. The shut in tubing and shut in casing pressures were 3,150 psig. This was the sixteenth successful gas well out of sixteen attempts by Aspen in this field. Aspen is currently drilling one additional well in this field.

Grimes Gas Field

     The Nelson #1-10 well was directionally drilled in June and July 2007 to a depth of 8,320 feet and encountered approximately 100 feet of potential net gas pay in several intervals in the Forbes formation. The first interval perforated in this well tested gas on a 1/4 inch choke at a stabilized flow rate of 2,642 MCFPD. An additional zone was perforated and tested gas on a 1/4 inch choke at a stabilized flow rate of 1,836 MCFPD. The combined test rate from the two zones is approximately 4,500 MCFPD. Gas sales commenced on July 25, 2007. Aspen has a 30.0% operated working interest in this well.

       The Reason Farms #18-1 was drilled in June 2007 to a depth of 7,200 feet and was plugged and abandoned.

Kirk Buckeye Gas Field

     The Heidrick #11-2 well was drilled in May 2007 to a depth of 8,300 feet and encountered approximately 145 feet of potential gross gas pay in several intervals in the Forbes formation. One of these intervals was perforated and tested gas on a 1/4 inch choke at a stabilized flow rate of 5,047 MCFPD with a flowing tubing pressure of 3,490 psig and a flowing casing pressure of 3,760 psig. The shut in tubing pressure was 3,700 psig and the shut in casing pressure was 3,850 psig. Gas sales commenced on June 6, 2007. Aspen has a 41.60% operated working interest in this well before payout and a 46.55% operated working interest after payout.

      This was the fifth successful gas well out of six attempts by Aspen in this field.

Malton Black Butte

     Aspen has successfully drilled 8 gas wells out of 10 attempts in this field during the last 4 fiscal years. These wells produce from multiple horizons in the Kione and Forbes formation from depths ranging from 1,700 feet to 5,000 feet. Aspen has operated working interests in these wells ranging from 21% to 36%.

     The Johnson Unit #12 well was drilled to a depth of 4,700 feet and encountered potential gas pay in several intervals in the Forbes formation. Production casing was run based on favorable mud log and electric log responses. One of these Forbes intervals was perforated and tested gas on a 3/16 inch choke at a stabilized rate of 141 MCFPD. Gas sales commenced on October 27, 2006. We have a 36% operated working interest in this well.

Poplar Field, Roosevelt County, Montana

     In February 2007, we purchased from Nautilus Poplar, LLC, a non-operating working interest in certain oil producing assets encompassing 22,600 acres in the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana located in the Williston Basin. These properties contain a total of 33 producing oil wells, and 7 salt-water disposal wells. Current production is 230 gross BOPD from the Charles “B” reservoir. Our interest in revenues from the Poplar Field will remain at 12.5% of the total interest acquired by Nautilus (about a 10% net revenue interest based on an average 80% NRI) until Aspen receives a return of 110% of its investment. Thereafter, Aspen’s interest will be reduced to 10% of that acquired by Nautilus (approximately an 8.0% net revenue interest to Aspen). The crude oil is 40o API sweet and is readily marketed at the lease boundary. All produced water is disposed within the Unit boundary.

     We believe that the acquisition has provided us with diversification into long-lived oil reserves. There is also upside reserve potential via increased water disposal capacity, re-activation of old wells, water shut off techniques, behind-pipe potential in the Charles A, B, & C, and drilling potential in the Mission Canyon and Nisku. This acquisition also provides ownership in 3-D seismic data over 22,600 acres. We do not expect to realize any material revenue from this acquisition for the first two years.

     Aspen will pay 12.5% of the costs for a 10% working interest in the project. During the first year, Aspen will also receive 12.5% of the net revenues (after deduction for royalties, taxes, operating expenses, etc.) until 110% payout, at which time Aspen’s working interest reverts to 10%. After the first year, even if 110% payout has not occurred, Aspen will only pay 10% of the costs and receive 12.5% of the net revenues until 110% payout. After 110% payout, Aspen will have a 10% working interest and receive 10% of the net revenues.

     The initial cost to Aspen for its 12.5% before payout working interest (including its share of the acquisition costs) was approximately $1,450,000, which is approximately $1,075,000 after deduction of $375,000 (12.5% of the $3,000,000 loan proceeds obtained by Nautilus in connection with the purchase), with an additional $400,000 of anticipated capital expenditures during the first year. Aspen funded its participation in this project with a combination of bank debt of $600,000, cash on hand, and the sale of approximately 100,000 shares of UR Energy stock (which yielded about $330,000). Closing of this acquisition occurred on February 13, 2007.

Drilling Activity:

     The following table sets forth the results of our drilling activities during the fiscal years ended June 30, 2006 and 2007:

			Drilling Activity
		Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry

2006 Exploratory	14	13	1	3.69	3.34	0.35
2007 Exploratory	11	8	3	2.93	2.15	0.78

Aspen did not drill any development wells during the past three fiscal years, or subsequently.

Production Information:

Net Production, Average Sales Price and Average Production Costs (Lifting)

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2007 and 2006, and the average sales prices, average production costs and direct lifting costs per unit of production.

	Years Ended June 30,
	2007	2006
Net Production
Oil (Bbls)	3986	176
Gas (MMcf)	598	696

Average Sales Prices
Oil (per Bbl)	$58.30	$81.12
Gas (per Mcf)	$7.00	$7.76

Average Production Cost[1]
Per equivalent
Bbl of oil	$27.04	$17.81

Average Lifting Costs[2]
Per equivalent
Bbl of oil	$8.08	$4.63

1 Production costs include depreciation, depletion and amortization, lease operating expenses and all associated taxes.

2 Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Productive Wells and Acreage:

Gross and Net Productive Gas Wells, Developed Acres, and Overriding Royalty Interests

     Leasehold Interests - Productive Wells and Developed Acres: The tables below set forth Aspen's leasehold interests in productive and shut-in gas wells, and in developed acres, at June 30, 2007:

Producing and Shut-In Wells
	Gross	Net[1]
Prospect	Gas	Gas

California	84	17.95287

	Gross	Net[1]
	Oil	Oil

Montana	33	4.12500

1 A net well is deemed to exist when the sum of fractional ownership working intetests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed Acreage Table

	Aspen's Developed Acres[1]
County	Gross[2]	Net[3]

California:
Colusa	5,817	1,319
Glenn	1,356	281
Kern	120	22
Solano	1,431	341
Sutter	1,663	389
Tehama	1,654	396
Yolo	120	30

TOTAL	12,161	2,778

1 Consists of acres of spaced or assignable to productive wells.

2 A gross acre is an acre in which a working interest is owned. The number of gross acres is the total of acres in which a working interest is owned.

3 A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the frractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

     Royalty Interests in Productive Wells and Developed Acreage: The following tables set forth Aspen's royalty interest in productive gas wells and developed acres at June 30, 2007:

	Overriding Royalty Interests

		Productive
		Wells	Gross
Prospect	Interest (%)	Gas	Acreage[1]

California:
Malton Black Butte	5.926365	3	765
Momentum	3.671477	2	320
Grimes Gas	0.101590	1	615

TOTAL		6	1,700

1 Consists of acres spaced or assignable to productive wells.

Undeveloped Acreage:

     Leasehold Interests Undeveloped Acreage: The following table sets forth Aspen's leasehold interest in undeveloped acreage at June 30, 2007:

	Undeveloped Acreage
	Gross	Net
California:
Colusa	11,505	2,826
Kern	160	37
Solano	2,594	338
Sutter	1,454	1,294

TOTAL	15,713	4,495

Gas Delivery Commitments:

     We have entered into a series of gas sales contracts with Enserco. In each of the contracts, Enserco was required to purchase the stated quantities at stated prices, less transportation and other expenses. The contracts contain monetary penalties for non-delivery of the gas. The following table sets forth some additional information about those contracts:

Date of Contract	Term	Fixed Price	Quantity

July 31, 2006	11/1/2006-3/31/2007	$10.15 per MMBTU	2,000 MMBTU per day

October 4, 2006	12/1/2006-3/31/2007	$7.30 per MMBTU	2,000 MMBTU per day

January 30, 2007	4/1/2007-10/31/2007	$7.65 per MMBTU	2,000 MMBTU per day

April 12, 2007	11/1/2007-3/31/2008	$9.02 per MMBTU	2,000 MMBTU per day

We expect to have sufficient gas available for delivery to Enserco from anticipated production from our California fields. Aspen’s sales of natural gas under the contracts qualify for the “Normal Purchases and Normal Sales” exception in paragraph 10(b) of FAS 133. The contract is a normal industry sales contract that provides for the sale of gas over a reasonable period of time in the normal course of business.

Present Activities:

     We are currently the operator of 63 gas wells, have a non-operated interest in 21 additional gas wells, and have a non-operating working interest in approximately 33 oil wells in Montana. In February 2007 we announced plans to drill approximately 9 gas tests in the Sacramento Valley gas province of northern California and 2 oil tests in Kern County, California.

     As of the date of this report, of these 63 gas wells one is in the process of drilling, and none of the oil wells are currently in the process of drilling.

Drilling Commitments:

     We have a proposed drilling budget for the period July 2007 through June 2008. The budget includes drilling eight gas wells in the Sacramento gas province of northern California and one oil well test in the San Joaquin Basin near Bakersfield, California. Our share of the estimated costs to complete this program is set forth in the following table:

			Completion &
			Equipping
Area	Wells	Drilling Costs	Costs	Total

Grimes Gas Field
Solano County, CA	2	$416,000	$163,000	$579,000

West Grimes Field
Colusa County, CA	3	702,000	399,000	1,101,000

Butte Sink Field
Colusa County, CA	1	248,000	112,000	360,000

Crossroads Field
Yolo County, CA	1	149,000	98,000	247,000

Ord Bend Field
Glenn County, CA	1	156,000	135,000	291,000

Rosedale Ranch Field
Kern County, CA	1	264,000	133,000	397,000

Total	9	$1,935,000	$1,040,000	$2,975,000

Reserve Information – Oil and Gas Reserves:

     Cecil Engineering, Inc. evaluated our oil and gas reserves attributable to our properties at June 30, 2007. Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received therefrom. Those estimates are based on numerous factors, many of which are variable and uncertain. Reserve estimators are required to make numerous judgments based upon professional training, experience and educational background. The extent and significance of the judgments in them are sufficient to render reserve estimates of future events, actual production determinations involve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Accordingly, it is common for the actual production and revenues later received to vary from earlier estimates. Estimat es made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially oil and productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion techniques. Hence, reserve estimates may vary from year to year.

     Estimated Proved Reserves/Developed and Undeveloped Reserves: The following tables set forth the estimated proved developed and proved undeveloped oil and gas reserves of Aspen for the years ended June 30, 2007 and 2006. See Note 6 to the Consolidated Financial Statements and the above discussion.

Estimated Proved Reserves

Proved Reserves		Oil (Bbls)	Gas (Mcf)

Estimated quantity, June 30, 2005		2,000	2,278,000

Revisions of previous estimates		14	(319,983)
Discoveries		-	1,488,804
Production		(176)	(696,105)

Estimated quantity, June 30, 2006		1,838	2,750,716

Revisions of previous estimates		(79)	(325,865)
Discoveries		-	874,010
Acquisitions		132,072	-
Production		(3,986)	(597,660)

Estimated quantity, June 30, 2007		129,845	2,701,201

Developed and Undeveloped Reserves

	Developed	Undeveloped	Total
Oil (Bbls)
June 30, 2007	129,845	-	129,845
June 30, 2006	1,838	-	1,838

Gas (Mcf)
June 30, 2007	2,701,201	-	2,701,201
June 30, 2006	2,750,716	-	2,750,716

     For information concerning the standardized measure of discounted future net cash flows, estimated future net cash flows and present values of such cash flows attributable to our proved oil and gas reserves as well as other reserve information, see Note 6 to the Consolidated Financial Statements.

     Oil and Gas Reserves Reported to Other Agencies: We did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency during the fiscal year ended June 30, 2007, or subsequently thereafter.

     Title Examinations: Oil and Gas: As is customary in the oil and gas industry, we perform only a perfunctory title examination at the time of acquisition of undeveloped properties. Prior to the commencement of drilling, in most cases, and in any event where we are the Operator, a thorough title examination is conducted and significant defects remedied before proceeding with operations. We believe that the title to our properties is generally acceptable to a reasonably prudent operator in the oil and gas industry. The properties we own are subject to royalty, overriding royalty and other interests customary in the industry, liens incidental to operating agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe that any of these burdens materially detract fro m the value of the properties or will materially interfere with our business.

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

     We entered into a lease agreement for our Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease payments are $901-$934 per month over the term of the lease, which expires July 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to security holders for a vote during the year ended June 30, 2007, or any subsequent period.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

     Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "ASPN". The OTCBB rules provide that companies not current in their reporting requirements under the Securities Exchange Act of 1934 will be removed from the quotation service. At present and at June 30, 2007 and June 30, 2006, we believe that we were in full compliance with these rules.

     The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions. The market data and dividends for 2007 and 2006 are shown below:

	2007			2006
	Price Range		Dividends	Price Range		Dividends
	High	Low	Per Share	High	Low	Per Share

First Quarter	$5.45	$3.50	$-	$9.95	$3.50	$-
Second Quarter	4.09	2.85	0.05	8.10	5.09	-
Third Quarter	3.00	2.23	-	6.15	4.17	-
Fourth Quarter	3.95	2.41	-	5.00	3.70	-

Total Dividend
Paid			$0.05			$-

Holders:

     As of June 30, 2007, there were approximately 1,046 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in ‘street name.’

Dividends:

     Holders of common stock are entitled to receive such dividends as may be declared by Aspen’s Board of Directors. On November 8, 2006, the Company declared a cash dividend in the amount of $0.05 per share. A total of $357,981 was paid to the shareholders on December 6, 2006, as determined by shareholders of record as of November 20, 2006. Decisions concerning dividend payments in the future will depend on income and cash requirements. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans:

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2007.

Equity Compensation Plan Information[1]
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and	Warrants, and	Reflected in Column
Plan Category	Rights	Rights	(a)
and Description	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders	-	$-	-

Equity Compensation Plans Not
Approved by Security Holders	230,000	2.26	-

Total	230,000	$2.26	-

1 This does not include options held by management and directors that were not granted as pursuant to a compensation plan or compensation arrangement. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

Recent Sales of Unregistered Securities – Item 701 Disclosure:

     The following sets forth information regarding sales of unregistered securities during the June 30, 2007 fiscal year and subsequently as required by Item 701 of Regulation S-B.

On August 11, 2006, our chairman, R. V. Bailey, exercised options for 50,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. Mr. Bailey paid us $28,500 to exercise his options on the 50,000 shares.

(a) The options were exercised on August 11, 2006, to purchase 50,000 shares of our common stock.

(b) No underwriter, placement agent, or finder was involved in the transaction. The Chairman is an accredited investor.

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

(f)      We used the proceeds for working capital, as well as expenses of drilling and (when warranted) completing oil and gas wells.

On August 14, 2006, an employee performed a cashless exercise of an option which resulted in an acquisition of 17,000 shares of our common stock. The option to acquire 17,000 shares was originally granted March 14, 2002, at an exercise price of $0.57 per share.

(a)      The options were exercised on August 14, 2006, to purchase 17,000 shares of our common stock. The option holder exercised options to acquire 17,000 shares in the cashless exercise which had a value of $9,690 by surrendering 2,019 shares of Aspen’s common stock with a fair value based on a ten-day average bid price immediately prior to the exercise date of $4.80.

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

On September 11, 2006, we granted our then newly appointed non-employee director an option to purchase 10,000 shares of Aspen common stock.

     Aspen appointed Kevan B. Hensman a director of Aspen effective September 11, 2006. In connection with that appointment, Aspen granted Mr. Hensman an option to purchase 10,000 shares of Aspen common stock.

(a)      On September 11, 2006, we issued an option to purchase 10,000 shares of Aspen’s common stock to Kevan B. Hensman. The options are exercisable at $3.70, expire September 11, 2011 and vested immediately.

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

(f)      No proceeds were received.

On April 9, 2007, our President and CEO, Robert Cohan, exercised options for 100,000 shares of our common stock granted March 14, 2002, at an average price of $0.57 per share. Mr. Cohan paid $57,000 to exercise his options on the 100,000 shares.

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

(e)	The common stock issued in this transaction is not convertible or exchangeable.

(f)	We used the proceeds for working capital, as well as expenses of drilling and (when warranted) completing oil and gas wells.

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

Overview:

     Aspen Exploration Corporation was organized in 1980 for the purpose of acquiring, exploring and developing oil and gas properties. Since 1996, we have focused our efforts on the exploration, development and operation of natural gas properties in the Sacramento Valley of northern California, and in 2007 we acquired interests in oil properties in Montana. Our business activities are primarily focused in two separate aspects of the oil and gas industry:

(1)	holding and acquiring operating interests in oil and gas properties where we act as the operator of oil and gas wells and properties; and

(2)	holding non-operating interests in oil and gas properties.

     We are currently the operator of 63 gas wells in the Sacramento Valley of northern California. Additionally, we have a non-operated interest in 21 gas wells in the Sacramento Valley of northern California and non-operating working interest in approximately 33 oil wells in Montana When appropriate we may engage in business activities related to the exploration and development of other minerals and resources.

     Where possible, we attempt to be the operator of each property in which we invest. We believe that our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. In addition, the other working interest owners are obligated to pay us fees pursuant to the “overhead reimbursement” provisions of the COPAS Accounting Procedures which are included as an attachment to the operating agreements. These accounting procedures define the overhead expenses that are charged to the joint accounts and permit us to charge some expenses (such as “salaries, wages and Personal Expenses of Technical Employees directly employed on the Joint Property” and drilling expenses) directly to the joint interest owners. In almost all cases, Aspen also charges a general monthly producing overhead rate per well. We do not recognize these fees rec eived from the joint interest owners as revenues; rather they are offset against (and are a deduction from) our general and administrative expenses as reflected in our statement of operations. During the fiscal year ended June 30, 2007, these administrative charges to the properties help cover approximately 37.6% of our selling, general and administrative expenses.

Critical Accounting Policies and Estimates:

     We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Reserve Estimates:

     Our estimates of oil and natural gas reserves, by necessity, are projections based on an interpretation of geologic and engineering data. There are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assu mptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

     Many factors will affect actual future net cash flows, including:

•     the amount and timing of actual production;
•     supply and demand for oil and natural gas;
•     curtailments or increases in consumption by purchasers; and
•     changes in governmental regulations or taxation.

Gas Delivery Commitments:

     We have entered into a contract for sale and purchase of natural gas with Enserco Energy Inc. The original, master contract is dated November 1, 2005. Aspen and Enserco have continuously renewed this contract since then. Aspen’s sales of natural gas under the Enserco Contract qualify for the “Normal Purchases and Normal Sales” exception in paragraph 10(b) of FAS 133. The Enserco Contract is a normal industry sales contract that provides for the sale of gas over a reasonable period of time in the normal course of business. The contract contains net settlement provisions should Aspen fail to deliver natural gas when required under the Enserco Contract. Those provisions are mutual and establish the sole and exclusive remedy of the parties in the event of a breach of a firm obligation to deliver or receive natural gas as agreed.

Property, Equipment and Depreciation:

     We follow the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal salary related costs directly attributable to these activities. All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Aspen. Costs associated with production and general corporate activities are expensed in the period incurred. When the Company acts as operator of our producing wells, we receive management fees for these services, which serve to offset our selling, general, and administrative expenses. Interest costs related to unproved properties and properties under development are also capitalized to oil and gas properties. If the net investment in oil and gas properties exceeds an amount equal to the sum of:

(1)	the standardized measure of discounted future net cash flows from proved reserves, and

(2)	the lower of cost or fair market value of properties in process of development and unexplored acreage,

the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

     We apply Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets and certain intangibles are reported at the lower of the carrying amount or their estimated recoverable amounts. Long-lived assets subject to the requirements of SFAS No. 144 are evaluated for possible impairment through review of undiscounted expected future cash flows. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized.

Asset Retirement Obligations:

     We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No. 143, “Asset Retirement Obligations”. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. The increase in the asset will be amortized over time and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. Any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation under Rule 4-10(c)(4) of Regulation S-X. Our liability estimate is based on our historical experience in plugging and abandoning gas wells, estimated well lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is discounted using a risk-free rate of 8%. Revisions to the liability could occur due to changes in well lives, or if federal and state regulators enact new requirements on the plugging and abandonment of gas wells.

Income Taxes

     The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assets and liability approach which results in the recognition of deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the Company’s financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, the Company’s federal and state income tax returns are generally not filed before the financial statements are prepared; therefore the Company estimates the tax basis of its asset and liabilities at the end of each calendar year as well as the effects of tax rate changes, tax credits, and tax credit carryforwards. A valuation allowance is recognized if it is determined that deferred tax assets may not be fully utilized in future periods. Adjustments related to differences between the estimates used and actual amounts reported are recorded in the period in which income tax returns are filed. These adjustments and changes in estimates of asset recovery could have an impact on results of operations. Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.

Equity-Based Compensation

     We adopted SFAS No. 123(R) beginning July 1, 2006. Prior to July 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards("SFAS") No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the Company's Consolidated Statement of Operations prior to July 1, 2006, as all options granted under the Company's stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-prospective transition method as described in SFAS No .. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, compensation cost recognized in fiscal 2007 is the same as that which would have been recognized had the recognition provisions of Statement 123(R) been applied from its original effective date.

Investments in Trading Securities

     The Company has classified all investments as Trading Securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are marked to market each period with the realized and unrealized gain or loss recorded in the statement of operations.

Outlook and Trends:

     At the outset of our 2007 fiscal year we expected our natural gas production to increase during this fiscal year due to recent drilling successes. Total production for the year will depend on the number of wells successfully completed, the date they are put on line, their initial rate of production, and their production decline rates. During the last fiscal year, gas sales decreased approximately 14.1% from 696,105 Mcf to 597,660 Mcf;

oil sales increased to 3,986 barrels due to the acquisition of operating interests in Poplar fields in Montana; and

reserves have increased approximately 26% to 3,480,000 net equivalent Mcf (MCFEQ) from 2,762,000 MCFEQ.

     During the last fiscal year, the average price received for our gas production decreased approximately 10% from $7.76 per Mcf to $7.00 per Mcf and the costs of production and accretion, depletion, depreciation, and amortization, increased 36%.

     Over the past five years we have been able to replace the majority of our produced reserves and maintain our yearly natural gas production through the drilling of new wells and the acquisition of producing properties which have offset the oil and gas we produce. These additions resulted primarily from 8 newly drilled gas wells and the acquisition of several oil wells in Montana in which we hold interests. Such wells added a total of 874,109 Mcf of gas reserves, of which 75,063 Mcf were produced prior to June 30, 2007, and 132,072 barrels of oil, of which 3,877 were produced prior to June 30, 2007. Management uses the measurement of our produced reserves to help measure the success of our exploration and development activity. Where reserves are replaced in an amount greater than production, it is a sign that we are continuing our exploration and development activity successfully. A one-year decline or increase may not be important to investors, but seeing a decline or increase over a several year period is a trend worthy of noting, both internally by management and externally by investors.

Quantitative and Qualitative Disclosure About Risk:

     Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success drilling ratio over the past 6 years has been 84%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk adequately.

     The prices that we receive for the oil and natural gas (including natural gas liquids) produced are impacted by many factors that are outside of our control. Historically, these commodity prices have been volatile and we expect them to remain volatile. Prices for oil and natural gas are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, the world political situation, basis differentials and other factors. As a result, we cannot accurately predict future oil, natural gas and NGL (natural gas liquids) prices, and therefore, we cannot determine what effect increases or decreases in production volumes will have on future revenues.

     On regulatory and operational matters, we actively manage our exploration and production activities. We value sound stewardship and strong relationships with all stakeholders in conducting our business. We attempt to stay abreast of emerging issues to effectively anticipate and manage potential impacts to our operations.

     The average price received during fiscal 2007 for our natural gas was approximately $7.00 per MMBTU as compared to $7.74 per MMBTU during fiscal 2006. In order to reduce the risk of natural gas price fluctuations, we have entered into a series of gas sales contracts with Enserco as described above in Item 2 – Properties – Gas Delivery Commitments, set forth above.

Liquidity and Capital Resources:

     We have historically financed our operations with internally generated funds, limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. During the year ended June 30, 2007, we also borrowed $600,000 to purchase an interest in the Poplar Field and became obligated for an additional $375,000 indebtedness as part of that purchase. During our fiscal 2007 year, we have also received approximately $600,000 from the sale of investment securities that we owned, as compared to $116,000 in fiscal 2006.

     Our principal uses of cash are for operating expenses, the acquisition, drilling, completion and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

     During the 2007 fiscal year, we used more than $2.4 million of cash in our operations, investing activities and financing activities as compared to those activities generating more than $3.0 million during the same period of our 2006 fiscal year. This resulted from reduced cash generated from operations and an increase in cash used in investing activities offset by a small reduction in cash used in financing activities, as described below.

     We generated cash of $2.5 million from operations for the year ended June 30, 2007, as compared to $6.9 million in cash generated from operating activities for the year ended June 30, 2006. This negative change of approximately $4.4 million was due to a number of factors, including a reduction of our net income of approximately $2 million (as discussed below in results of operations), and a use of cash to retire current liabilities (which were more than $6 million at June 30, 2006 as compared to less than $5 million at June 30, 2007). Our current liabilities decreased by about $1.4 million during the 2007 period as compared to an increase in current liabilities of approximately $4.5 million during the 2006 period.

     Our investing activities used cash to increase capitalized oil and gas costs and office equipment of $5.1 million during the 2007 fiscal year as compared to $4.3 million in 2006. Investing activities during 2007 were for oil and gas property acquisition ($1.1 million), lease acquisition, seismic work, intangible drilling and well workovers and equipment ($4 million), and support equipment of ($89,000). These expenditures are net of the sale of interests in wells to be drilled that will be charged to third party investors.

     Cash provided by financing activities decreased approximately $192,500 from $411,500 in 2006 to $219,000 during the year ended June 30, 2007. This decrease was due primarily to the payment of $357,981 in cash dividends in 2007, where no dividends were paid in 2006. In addition, employees exercised stock options totaling $411,500 in 2006 compared to only $85,500 in 2007. These decrease in cash from financing activities during the 2007 fiscal year were partially offset by the net proceeds of $492,000 in long-term debt (borrowings less repayments), which provided a portion of the cash used to acquire our oil interests in Montana.

     Our working capital surplus (current assets less current liabilities) at June 30, 2007, was $2.04 million, which reflects a $1.8 million decrease from our working capital at June 30, 2006. As detailed above, this decrease was due primarily to our negative cash flow of more than $5 million for investing activities and use of cash to significantly reduce our current liabilities.

Future Commitments:

     We have a proposed drilling, completion and construction budget for the period July 2007 through June 2008. The budget includes drilling eight gas wells in the Sacramento gas province of northern California and one oil well test in the San Joaquin Basin near Bakersfield, California. Our share of the estimated costs to complete this program is set forth in the following table.

			Completion &
			Equipping
Area	Wells	Drilling Costs	Costs	Total

Grimes Gas Field
Solano County, CA	2	$416,000	$163,000	$579,000

West Grimes Field
Colusa County, CA	3	702,000	399,000	1,101,000

Butte Sink Field
Colusa County, CA	1	248,000	112,000	360,000

Crossroads Field
Yolo County, CA	1	149,000	98,000	247,000

Ord Bend Field
Glenn County, CA	1	156,000	135,000	291,000

Rosedale Ranch Field
Kern County, CA	1	264,000	133,000	397,000

Total Expenditure	9	$1,935,000	$1,040,000	$2,975,000

     We anticipate that our working capital and anticipated cash flow from operations and future successful drilling activities will be sufficient to finance our planned drilling and operating expenses and to pay our other obligations. As discussed herein, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our oil and gas production.

     If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of planned future completion and pipeline costs.

     We maintain office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a month-to-month lease agreement beginning January 1, 2005 for a lease rate of $1,261 per month. The Bakersfield, California office has 546 square feet and a monthly rental fee of $901 to $934 over the term of the lease. The two-year lease expires July 31, 2008. Rent expense for the years ended June 30, 2007 and 2006 was $26,264 and $22,817, respectively.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     Mr. Bailey: Effective May 1, 2003 the Company entered into an employment agreement with Chairman of the Board, R. V. Bailey. Some of the pertinent provisions include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey’s salary will be $45,000 per year from May 1, 2003 to December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen’s stock options and royalty interest programs. During the term of the agreement, the Company has agreed to pay Mr. Bailey a monthly $1,700 allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement.

     Mr. Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2007. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

     The Company may terminate this agreement upon Mr. Bailey’s death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, the Company will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement.

     Mr. Cohan: In April 2005 Mr. Cohan’s employment agreement was renewed to December 31, 2008 with a salary increase to $160,000 per year. Other benefits and duties will remain the same as the previous employment contract.

Results of Operations: June 30, 2007 Compared to June 30, 2006:

     The following table sets forth certain items from our Consolidated Statements of Operations as expressed as a percentage of total revenues, shown by year for fiscal 2007 and 2006:

For the Year Ended
	June 30, 2007	June 30, 2006
Total Revenues	100.0%	100.0%
Oil and Gas Production Costs	18.9%	10.0%
Gross Profit	81.1%	90.0%
Expenses
Depreciation and depletion	45.7%	28.8%
Selling, general and administrative	19.3%	7.5%
Operating Expenses	64.9%	36.2%
Income from Operations	16.1%	53.7%
Other Income and Expenses	18.8%	20.5%
Income Before Income Taxes	34.9%	74.2%
Provision for Income Taxes	-13.9%	-19.2%
Net Income	20.9%	55.0%

     To facilitate discussion of our operating results for the years ended June 30, 2007 and 2006, we have included the following selected data from our Consolidated Statements of Operations:

Comparison of the Fiscal
	Year Ended June 30,		Increase (Decrease)
	2007	2006	Amount	Percentage
Revenues:
Oil and gas sales	$4,418,231	$5,400,950	$(982,719)	-18%

Cost and Expenses:
Oil and gas production	837,155	537,508	299,647	56%
Depreciation and depletion	2,018,550	1,557,076	461,474	30%
Selling, general and administrative	850,847	405,874	444,973	110%

Total Costs and Expenses	3,706,552	2,500,458	1,206,094	48%

Net Operating Income	$711,679	$2,900,492	$(2,188,813)	-75%

     In general, our operations during 2007 have been adversely affected by reduced production and average prices received for our production, together with increasing costs of production and accretion, depletion, depreciation, and amortization, and increased general and administrative expenses. Aspen is aware of these changes, but believes that some of the negative trend in cash flow is temporary as a result of the addition of our Poplar Field properties acquired in the current year. As previously noted, oil and gas prices are subject to national and international pressures, and Aspen has no control over those prices.

     For year ended June 30, 2007, our operations continued to be focused on the production of oil and gas, and the acquisition of producing oil and gas properties in California and we also acquired properties in Montana. Our gas production decreased from 696,000 Mcf sold during the year ended June 30, 2006, to 598,000 Mcf sold during 2007 (a decrease of approximately 14%). As a result of our decreased production and decreased prices during the 2007 fiscal year ($7.00 per Mcf during 2007 as compared to $7.74 per Mcf during the same period in 2006), our revenues from oil and gas sales decreased during 2007 by approximately $980,000 from approximately $5.4 million (2006) to approximately $4.4 million (2007).

     Oil and gas production costs increased approximately 56%, as compared to 2006, from approximately $537,000 to more than $837,000. The increase can be attributed to the addition of 8 gross operated gas wells, from 51 wells to 59 wells and our percentage working interests in these wells were somewhat higher than the average of wells owned at June 30, 2006. The increase was also due to the addition of 33 producing oil wells and 7 saltwater disposal wells in Montana. Equipment rental and water disposal fees increased due to the addition of compressors and increased water production in our more mature wells. Additionally, all of the costs for the service companies who perform work on Aspen's wells increased dramatically during the past twelve months.

     Depletion, depreciation and amortization expense increased 30%, from approximately $1.6 Million for the year ended June 30, 2006 as compared to more than $2 million during 2007. DD&A expense per net equivalent Mcf produced increased from $2.31 to $3.25. This increase can be attributed to the continued level of investment in oil and gas-producing properties, without an immediate corresponding increase in proved reserves.

     Our general and administrative expenses, net of management fees, increased 110%, from approximately $406,000 during the year ended June 30, 2006 to approximately $851,000 during 2007 because of increased audit and accounting fees, officers salaries including a non-cash charge of $109,700 as a result of recognition of additional share-based compensation expense in accordance with the implementation of FAS 123(R), a non-cash charge of $23,500 for stock options issued to a Director, and the amortization of deferred compensation for the initiation of an investor relations service of $119,233 settled in shares of our common stock in the prior year.

Operating Data:

     Central to the issue of success of the twelve months operations ended June 30, 2007 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

				Oil &
	Gas	MMBTU	Price/	NGL	Bbls	Price/
	Sales	Sold	MMBTU	Sales	Sold	Bbl

June 30, 2007	$4,185,828	597,660	$7.00	$232,403	3,986	$58.30

June 30, 2006	5,400,950	696,105	7.76	14,277	176	81.12

12 Month Change
2007 vs 2006
Amount	$(1,215,122)	(98,445)	$(0.76)	$218,126	3,810	$(22.81)

Percentage	-22.5%	-14.1%	-9.7%	1527.8%	2164.8%	-28.1%

     Oil and gas revenue and volumes sold of our product have shown a general decrease during fiscal 2007. As the table above notes, gas revenue has decreased approximately 23.5% when comparing the year ended June 30, 2007 and 2006, while oil revenue increased 1528% due to the acquisition of the Poplar Field. Gas volumes sold decreased approximately 14%, while the price received for our product decreased 10%. Oil and NGL volume increased 2165%, due to the property acquisition, while the price per barrel decreased 28%.

	2007 Fiscal	2006 Fiscal
	Year	Year

Management fees	$512,923	$484,381
Selling, general and administrative (SG&A)	1,363,770	890,255
Management fees as a percentage of SG&A	37.6%	54.4%

     When the Company acts as operator for our producing wells, we receive management fees for these services, which serve to offset our SG&A expenses. When comparing SG&A for 2007 and 2006, costs increased by $473,515, or 53%, due primarily to increases in accounting and audit fees, promotional expense and corporate reporting expense and the issuance of equity instruments as compensation for services, while management fees remained consistent. As a result, management fees as a percentage of SG&A decreased 19.8% for the period ending June 30, 2007 compared to 2006.

       Results of operations and net income (loss) before income taxes are presented in the following table:

Quarterly Financial Information (unaudited)
				Income (Loss)
			Income	Before Income Taxes
	Total	Operating	(Loss) Before	Per Share
	Revenues	Income [1]	Income Taxes	Basic	Diluted
2007
lst Quarter	$962,933	$(105,987)	$185,219	$0.026	$0.025
2nd Quarter	1,053,839	264,970	507,576	0.071	0.069
3rd Quarter	1,344,790	437,471	629,345	0.088	0.086
4th Quarter	1,056,669	165,225	219,119	0.030	0.029

Total	4,418,231	761,679	1,541,259	0.215	0.209

2006
lst Quarter	1,062,543	630,996	641,697	0.095	0.090
2nd Quarter	2,017,233	1,487,594	1,496,922	0.222	0.210
3rd Quarter	1,496,427	820,388	792,311	0.117	0.108
4th Quarter	824,747	(12,161)	1,076,037	0.158	0.144

Total	$5,400,950	$2,926,817	$4,006,967	$0.591	$0.552

1 Operating income is oil and gas sales less oil and gas production costs, depreciation, depletion and amortization, and selling, general and administrative expenses.

     Income before taxes decreased from approximately $4 million for the year ended June 30, 2006 to $1.5 million in 2007 primarily due to lower production and prices, increased operating expenses, and decreased gains on trading securities.

     Our future success in the oil and gas industry will depend on the cost of finding oil or gas reserves to replace our production, the volume of our production and the prices we receive for sale of our production. These factors are subject to all of the risks associated with operations in the oil and gas industry, many of which are beyond our control.

Risk Factors

     Investing in shares of our common stock is highly speculative and involves a high degree of risk. In addition to the other information included in this report, you should carefully consider the risks described below before purchasing shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could materially suffer. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. These factors include, but are not limited to:

     Oil and gas production operations are inherently risky and our ability to succeed in that business depends on a number of factors. Our revenues, profitability and future growth and reserve calculations depend substantially on three different but inter-related factors:

•	The prices available for the sale of our oil and natural gas production;

•	Our ability to transport our produced oil or natural gas to the market; and

•	Our ability to increase our oil and gas reserves at a faster rate than our production.

     These factors are interrelated and are dependent in part on world markets for oil and natural gas and other energy fuels. When prices increase for oil or natural gas because of world economic or political factors, our access to drilling rigs and other necessary supplies become more difficult and expensive because of competition from other producers. These are described in more detail in the next several risk factors.

     Oil and gas prices are volatile, and a decline in oil and natural gas prices is likely to have a material adverse impact on our business. As is evidenced by the average prices received for our oil and natural gas production over the last three fiscal years ($6.23 per MMBTU during 2005; $7.74 per MMBTU during 2006; and $7.00 per MMBTU during 2007), the prices that the market offers for our oil and natural gas production are volatile and are dependent in large part on factors beyond our control, including those described below. Higher prices result in higher revenues for the same level of production; conversely, lower prices result in lower revenues. Price volatility impacts our cash flow and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can produce e conomically. Among the factors that can cause price fluctuations are:

•	domestic and foreign supply of and prices for oil and natural gas;
•	price and availability of alternative fuels;
•	weather conditions;
•	level of consumer demand, including seasonal fluctuations;

•	world-wide economic conditions;
•	political conditions in oil and gas producing regions;
•	domestic and foreign governmental regulations;
•	technological advances affecting oil and gas consumption;
•	availability and capacity of refineries;
•	availability of gathering systems with sufficient capacity to handle local production; and
•	interstate pipeline capacity.

     Market conditions or operational impediments may hinder our access to crude oil and natural gas markets or delay our production. Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines, processing facilities and refineries owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm o ur business. We may be required to shut-in wells for a lack of a market or because of inadequate or a lack of natural gas pipelines, gathering system capacity, processing facilities or refineries. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market.

     Our business model depends on our ability to find, develop and acquire oil and gas reserves. To maintain or increase production levels, we must locate and develop or acquire new oil and gas reserves to replace those depleted by production. Without successful exploration, exploitation or acquisition activities, our reserves, production and revenues will decline. There are a number of factors associated with our ability or inability to replace and increase our oil and natural gas reserves which may adversely impact our operations:

•	Lower prices for oil or natural gas will reduce the volume of reserves since as a result of lower prices certain of our reserves may no longer be economically producible;
•	We may not be able to locate and acquire on reasonable terms acceptable exploration or development acreage;
•	Our drilling operations may not find oil or natural gas in sufficient quantities to be economically extracted, or may result in a dry hole;
•	We may not have adequate capital resources to explore or develop the acreage we own or may acquire;
•	Weather conditions and natural disasters may impact our ability to engage in exploration or development operations;
•	Compliance with governmental regulations may adversely impact the economics of our exploration and development activities;
•	Unanticipated geological formations may create mechanical difficulties, adversely affecting our ability to produce oil or natural gas from various formations in which oil or natural gas may be found;
•	Higher prices for oil and natural gas increase national and international demand for drilling equipment and supplies, thereby reducing the availability of equipment for our operations, or increasing the cost of that equipment to us; and
•	Any failure of the drilling equipment may result in significant costs and delays in our drilling operations.

     We may be required to write-down the carrying value of our oil and gas properties when oil or gas prices are low, or there are substantial downward adjustments to our estimated proved reserves, increases in estimates of development costs or deterioration in exploration or production results. We capitalize costs to acquire, find and develop our oil and gas properties under the full cost accounting method. If net capitalized costs of our oil and gas properties exceed fair value, we must charge the amount of the excess to earnings. We review the carrying value of our properties on a quarterly basis, and at any other time when events or circumstances indicate a review is necessary, based on prices in effect as of the end of the reporting period. Once incurred, a write-down of oil and gas properties is not reversible at a later date even if oil or gas prices increase.

     Actual quantities of recoverable of oil and gas reserves may be lower than our estimates. Estimating reserves of oil and gas is complex. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, some of which are mandated by the SEC. The accuracy of a reserve estimate is a function of quality and quantity of available data, interpretation of that data, and accuracy of various mandated economic assumptions.

     Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of development and exploration and prevailing oil and gas prices.

     In accordance with requirements of the Securities and Exchange Commission, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     We have limited control over the activities on properties that we do not operate. Although we operate many of the properties in which we have an interest, other companies operate some of the properties, including all of the wells in Montana where we hold working interests. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund their operation. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns or lead to unexpected future costs.

     We may incur losses as a result of title deficiencies. We purchase working and revenue interests in the oil and natural gas leasehold interests upon which we will perform our exploration activities from third parties or directly from the mineral fee owners. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and often we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. As is customary in our in dustry, we rely upon the judgment of oil and natural gas lease brokers or independent landmen who perform field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest. Where, despite our efforts, title deficiencies exist, we risk loss of some or all of our interest in the affected properties.

     We sell a significant amount of our production to two customers. We generally sell our oil and gas production to a limited number of companies. In fiscal 2007 and 2006 (as in prior years) we obtained a majority of our revenues from sales to Calpine Corporation and Enserco Energy, Inc., (15% and 77%, respectively). Calpine’s ongoing bankruptcy could result in failure of Calpine to continue purchasing natural gas from us and may result in Calpine’s inability to pay for the natural gas purchased. Because we believe that oil and gas sales are primarily market driven and are not dependent on particular purchasers we do not believe the loss of these customers would adversely impact our revenues. However, we cannot guarantee that the loss of either of these major customers would not negatively impact our business operations and revenues.

     Hedging transactions may limit our potential gains. We have entered into certain price hedging arrangements with respect to a significant portion of our expected production. Such transactions may limit our potential gains if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is less than expected, there is a widening of price differentials between delivery points for our production and the delivery point assumed in the hedge arrangement, or the counterparties to our hedging agreements fail to perform under the contracts.

     The oil and gas business involves many operating risks that can cause substantial losses; insurance may not protect us against all of these risks. Among the risks faced by all operators in the oil and gas industry are the risks of fires, explosions, blow-outs, uncontrollable flows of oil, gas, formation water or drilling fluids, natural disasters; pipe or cement failures, casing collapses, embedded oilfield drilling and service tools, abnormally pressured formations, major equipment failures, including cogeneration facilities, and environmental hazards such as oil spills, natural gas leaks, pipeline ruptures and discharges of toxic gases. If any of these events occur, we could incur substantial losses as a result of injury or loss of life, severe damage or destruction of property, natural resources and equipment, pol lution and other environmental damage, investigatory and clean-up responsibilities, regulatory investigation and penalties, suspension of operations, and repairs to resume operations.

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

     We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business. Our development, exploration, production and marketing operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Under these laws and regulations, we could also be liable for personal injuries, property damage and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and crimi nal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations oppose certain drilling projects and/or access to prospective lands.

     Our actual results may differ materially from our estimates and projections. In planning drilling programs, we either estimate costs and the likelihood of success, or we review estimates prepared by others. Furthermore, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable l ikelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve quantities, the related present value of estimated future net cash flows therefrom, and the costs to develop and abandon oil and gas properties.

      Competitive industry conditions may negatively affect our ability to conduct profitable operations.   Competition in the oil and gas industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop their properties. Many of our competitors have financial resources that are substantially greater, which may adversely affect our ability to compete within the industry.

     The loss of key personnel could adversely affect our business. We depend to a large extent on the efforts and continued employment of our executive Management team and other key personnel. The loss of the services of these or other key personnel could adversely affect our business. We do maintain key man insurance on Robert A. Cohan, President and CEO, in the amount of $1,000,000. Our drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced geologists, engineers, landmen and other professionals. Competition for many of these professionals is intense. If we cannot retain our technical personnel or attract additional experienced technical personnel, our ability to compete could be harmed.

     We have made, and will need to continue to make substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient. Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our annual report commencing with the annual report we file with the Securities and Exchange commission for our fiscal year ended June 30, 2008. We have expanded our staff through the use of outside consultants to prepare for the Section 404 requirements, and we will likely ha ve to add additional staff to obtain an unqualified assessment. We may also have to invest in additional accounting and software systems. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

     Our common stock has and may continue to experience price volatility. Our common stock is traded on the OTC Bulletin Board. Since July 1, 2006, our stock has traded as high as $4.09 per share, and as low as $2.23 per share. During that period, our trading volume has ranged from as low as 1,000 shares per day to 80,000 shares per day. Until a larger secondary market for our common stock develops, the price of and trading volume for our common stock will likely continue to fluctuate substantially. The price of and trading volume for our common stock is impacted not only by our performance and announcements, but also by general market conditions and other factors that are beyond our control or influence and which may be unrelated to our performance.

Off Balance Sheet Arrangements:

     We do not have any off balance sheet accounting arrangements. We do enter into joint ventures and operating agreements for the ownership and drilling of wells with third parties. Aspen’s balance sheet only reflects its own interest in these arrangements, however, and has no interest in any ownership by third parties (some of whom are related parties).

Recently Issued Pronouncements:

     In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of this Interpretation on its financial statements. The Company has evaluated the effects of adopting this interpretation as immate rial to its financial statements accompanying this annual report on Form 10-KSB.

     In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements was issued by the Financial Accounting Standards Board (FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for the Company’s fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB will be applied beginning with the first fiscal year ending after November 15, 2006. The Company has evaluated the effects of adopting SAB No. 108 as immaterial to its financial statements accompanying this annual report on Form 10-KSB.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating the effects of this pronouncement on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item begins on page 45 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Dismissal of Gordon, Hughes & Banks, LLP. On February 21, 2006, our Board of Directors informed Gordon, Hughes & Banks, LLP (“Gordon Hughes”) that it had dismissed Gordon Hughes as our independent registered public accounting firm effective immediately.

     On February 21, 2006, the Board of Directors informed Hein & Associates LLP (“Hein”), certified public accountants, that such firm was appointed as the Company’s registered accounting firm effective immediately. Gordon Hughes’ report on our financial statements for either of the two prior fiscal years (ending June 30, 2005 and 2004, including interim periods) did not contain an adverse opinion or disclaimer of opinion; neither were such reports qualified as to uncertainty, audit scope, or accounting principles. No report prepared by Gordon Hughes on any subsequent period up to the dismissal of Gordon Hughes as the Company’s independent registered public accounting firm contained an adverse opinion or disclaimer of opinion or were qualified as to uncertainty, audit scope, or accounting principles.

     There were no disagreements with Gordon Hughes on any matters of accounting principles, practices, financial statement disclosure, or auditing scope or procedure. The Company provided Gordon Hughes with a copy of the disclosures set forth in its Form 8-K reporting an event of February 21, 2006 (filed February 22, 2006) and requested Gordon Hughes to furnish to the Company with a letter addressed to the Securities and Exchange Commission stating whether Gordon Hughes agrees with the statements by the Company in this report. Gordon Hughes’ letter was attached as Exhibit 16.1 to that Form 8-K.

     Dismissal of Hein & Associates, LLP. On March 1, 2007, the Board of Directors informed Hein that it had been dismissed as the Company’s independent registered public accounting firm effective immediately. On the same date we informed Gordon Hughes that such firm was reappointed as the Company’s independent registered accounting firm effective immediately.

     During our two most recent fiscal years and subsequently through the date of dismissal, there were no disagreements with Hein on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Hein’s satisfaction would have caused Hein to make reference to the subject matter of the disagreement in connection with its principal accounting report on the financial statements for our fiscal year ended June 30, 2007, or any subsequent report. However, as discussed in our annual report for the year ended June 30, 2006, Hein advised us that they were concerned about material weaknesses in our disclosure controls based on several factors, including: corrections to our financial statements and related disclosures that they proposed, the dual functions performed by our president who is also our chief financial officer; the lack of an audit committee; and the lack of sufficient professional accounting personnel at Aspen during the 2006 fiscal year. There is no legal requirement prohibiting our president from serving as both principal executive and financial officer, and Aspen is not subject to a requirement to have an audit committee. As a result of the concerns expressed by our auditors, our president reached the conclusion that, in his opinion as of June 30, 2006, disclosure controls and procedures were not effective.

     In reaching his conclusion our president considered various mitigating factors, noting that formerly Aspen had one consultant serving us on a part-time basis. During the last quarter of our fiscal 2006, we increased our accounting staff to three part-time consultants, including two certified public accountants. Our newly-enlarged staff worked together with Aspen during the last quarter of, and after the end of our fiscal year. Although the president identified material weaknesses as of June 30, 2006, the president observed the synergies and efficiencies developed by the new accounting team working together and with other Aspen personnel during the first quarter of the 2007 fiscal year in preparing Aspen’s financial statements for the 2006 fiscal year-end audit and concluded that the material weaknesses earlier identified had been eliminated during the first quarter of our 2007 fiscal year. The p resident noted that these material weaknesses were addressed, not as a result of any changes in disclosure controls or procedures, but as a result of greater experience working together and with Aspen’s existing personnel.

Consequently, our president concluded that as of September 30, 2006 and subsequently (as described in Item 8A, below) our disclosure controls and procedures were effective.

ITEM 8A. CONTROLS AND PROCEDURES

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

      Our management, with the participation of our president (who is our principal executive officer and our principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2007 (the end of the period covered by this report). Based on that evaluation, our president (serving as our principal executive officer and our principal financial officer) concluded that these disclosure controls and procedures were effective as of such date.

(b) Changes in Internal Controls Over Financial Reporting.

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Aspen is still evaluating and implementing additional controls to meet the requirements of Sarbanes-Oxley § 404, and will continue to implement appropriate changes as they are identified.

ITEM 8B. OTHER INFORMATION

Not applicable. All required information has been reported herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers:

     The following table sets forth the names and ages of all the Directors and Executive Officers of Aspen, and the positions held by each such person as of June 30, 2007. As described below, the Board of Directors is divided into three classes which, under Delaware law, must be as nearly equal in number as possible. The members of each class are elected for three-year terms at each successive meeting of stockholders serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors. Since we have held no annual meeting since February 25, 1994, the terms of each class of director expires at the next annual meeting of stockholders.

Name	Age	Position	Class	Director Since

Robert A. Cohan	51	President, Chief Executive Officer,	I	1998
		Chief Financial Officer, Treasurer
		and Director

Kevan B. Hensman	51	Director	II	2006

R. V. Bailey	75	Vice President, Secretary, Director,	III	1980
		and Board Chairman

     Each of the directors will be up for reelection at the next annual meeting of stockholders and will continue to serve until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We did not hold an annual meeting during fiscal 2006 or 2007, and we do not expect to hold an annual meeting during fiscal 2008.

     Each officer is appointed annually and serves at the discretion of the Board of Directors until his successor is duly elected and qualified. No arrangement exists between any of the above officers and directors pursuant to which any of those persons was elected to such office or position. None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934. None of the directors are involved in, or have been involved in, any legal proceedings of the type that must be disclosed pursuant to Item 401(d) of SEC Regulation S-B. Only one member of the board, Mr. Hensman, can be considered to be an ‘independent director.’

     Robert A. Cohan. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979 and he works for Aspen on a full-time basis. He has approximately 28 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President West Coast Division (now P resident & CEO), opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     Kevan B. Hensman became a director of Aspen Exploration Corporation on September 11, 2006. Since April 2002, except for a one-year position as Manager of Paramount Citrus Association, Mr. Hensman has served as an Analyst for Truxtun Radiology Medical Group, LP with the duties of providing financial analysis; performing special projects; and assisting the Practice Administrator in performing various duties and assignments.

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

     Mr. Hensman served as the Planner/Gas Analyst from November 1997 to May 1999 for Texaco Exploration and Production Company. His duties included evaluating the energy markets for gas pricing for the management team and production department; supporting the gas contract administration; negotiating gas contracts for natural gas purchase and sales and pipeline transportation; managing the imbalance account with vendors to minimize the company’s penalty fees; scheduling deliveries of supplies to production operations and projects; budgeting for the yearly plan and five year strategic plan for Kern River Business Unit; completing forecasts; economics evaluations; performing variance reports and month-end reports; managing project completion audits; resolving accounting and budget issues; and preparing month-end and year-end reports with accounting.

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

     R. V. Bailey. R. V. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has approximately 45 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text, published in 1977, concerning applied exploration for mineral deposits. Mr. Bailey is the founder of Aspen and has been an officer and director since its inception, b ut currently devotes only a small portion of his time to Aspen’s business.

Meetings of the Board and Committees:

     The Board of directors held 2 formal meetings during the fiscal year ended June 30, 2006 and one formal meeting during the fiscal year ended June 30, 2007. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent eight times during fiscal 2006, eight times during fiscal 2007, and one time subsequently.

No Audit Committee or Code of Ethics:

     Aspen does not have an audit committee, compensation committee, nominating committee, or other committee of the board that performs similar functions. Instead, the entire board acts as the Company’s audit committee and therefore, Aspen does not have a designated an audit committee financial expert.

     Aspen’s board of directors has not adopted a code of ethics because the board does not believe that, given the small size of Aspen and the limited transactions, a code of ethics is warranted.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

     As noted above, Aspen does not have a nominating committee. We do not have a nominating committee because our board does not believe that such a committee is necessary given our small size, and because we have not held an annual meeting of shareholders since February 1994, and we have no plans to hold such a meeting. Instead, when a board vacancy occurs, the remaining board members participate in deliberations concerning director nominees.

     For the same reasons stated immediately above, the board of directors has not adopted a formal procedure by which security holders may recommend nominees to the board of directors. However, any shareholder desiring to nominate a person to the Board of Directors or communicate directly with any officer or director of Aspen may address correspondence to that person at our offices in Denver, Colorado. Our office staff will forward such communications to the addressee.

Identification of Significant Employees:

     There are no significant employees who are not also directors or executive officers as described above. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

Family Relationships:

     As of June 30, 2007, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed June 30, 2007 and subsequently, we believe that during the period from July 1, 2006 through August 31, 2007, all filing requirements applicable to our officers, directors and greater-than-ten-percent shareholders were complied with except as set forth in the following paragraph.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the two years ended June 30, 2006 and 2007. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any Aspen subsidiary.

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
				Stock	Option	Incentive Plan	Deferred Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

R. A. Cohan,
President and CEO	2007	$160,000	$24,000	$-	$-	$-	$-	$121,340	$305,340
	2006	$152,500	$-	$-	$-	$-	$-	$191,023	$343,523

R. V. Bailey, Vice President
and Chairman,	2007	$55,000	$-	$-	$-	$-	$-	$76,196	$131,196
Executive Vice	2006	$45,000	$-	$-	$-	$-	$-	$161,635	$206,635
President

Compensation Discussion and Analysis

     The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above – being our chief executive officer and chief financial officer (Robert Cohan, “CEO”), and our vice president (R.V. Bailey (VP”), the “named executive officers.”

     As more fully described below, the board of directors (which includes the named executive officers and one additional independent director) acting in lieu of a compensation committee reviews the total direct compensation programs for our CEO and VP. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. The only discretionary portion of the compensation is the options that may (in the discretion of the board) be issued to the named executive officers. Aspen has not paid the named executive officers cash bonuses in more than the past two years.

     Our CEO reviews the base salary, annual bonus and long-term compensation levels for other employees of the Company. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans.

     A . Cash Compensation Payable To Our Named Executive Officers. Both of our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to contracts between each of these officers and Aspen (which contracts are described in more detail below). Based on our knowledge of the industry and Aspen’s performance (including its earnings and stock price performance, and successful well drilling), we believe that their base salaries are less than those that are received by comparable officers with comparable responsibilities in similar companies. Notably each of our named executive officers is a participant in our amended royalty and working interest plan discussed below.

     In the future, when we reconsider salaries for our executives, we will do so by evaluating their responsibilities, experience and the competitive marketplace. More specifically, we expect to consider the following factors in determining our executive officers’ base salaries:

1.      the executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;
2.      performance compared to the financial, operational and strategic goals established for the Company;
3.      the nature, scope and level of the executive’s responsibilities;
4.      competitive market compensation paid by other companies for similar positions, experience and performance levels; and
5.      the executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

     Unless the composition of our board of directors changes before that time, however, the board considering these issues will not be independent. Two of our current three directors are also employees and named executive officers. Thus any compensation decisions made in the future are not likely to be at arms’-length.

     B. Stock Option Plan Benefits. Our officers and directors are eligible to be granted options pursuant to our two stock option plans, “Option Plan #2,” and “Option Plan #3.” None of our executive officers were granted options in fiscal year 2007, but they were granted options to purchase our common stock in prior years.

     C. Elements of “All Other Compensation.” The amounts reflected in the column labeled “other compensation” in the above Summary Compensation Table predominately consist of compensation paid to the named executive officers from our “Amended Royalty and Working Interest Plan” and from benefits received from our 401(k) plan.

1. “Amended Royalty and Working Interest Plan”

     Aside from their base salaries, the largest element of the compensation of our executive officers is realized from our “Amended Royalty and Working Interest Plan” (the “Plan”) by which we, in our discretion, assign overriding royalty interests or other interests in oil and gas properties or in mineral properties. Since the amended plan was first implemented in 1986, we have only assigned royalty interests under this plan. This plan is intended to provide additional compensation to Aspen’s personnel involved in the acquisition, exploration and development of Aspen’s oil or gas or mineral prospects. In addition to our executive officers, all of our employees are eligible to participate in this Plan. In the fiscal years ended June 30, 2007 and 2006, Ms. Shelton, our corporate office manager (and neither an officer nor a director of Aspen), also participates in the Plan.

     The allocations for royalty under Aspen’s “Royalty and Working Interest Plan” for employees are based on a determination by management whether there is any “room” for royalties in a particular transaction. In some specific cases management may believe that an oil or gas property or project is sufficiently burdened with existing royalties so that no additional royalty burden can be allocated to our employees for that property or project. In other situations a determination may be made that there are royalty interests available for assignment to our employees. The determination of whether royalty interests are available and how much to assign to employees (usually less than 3%) is made on a case-by-case basis by Robert A. Cohan, president, and R. V. Bailey, vice president, both of whom benefit from royalty interests assigned.

     During fiscal years 2006 and 2007, we assigned to employees royalties on certain of our properties pursuant to our Amended Royalty and Working Interest Plan, as set forth in the following table. At the time we assign these overriding royalty interests, we considered the value of the royalties assigned to be nominal since the assignments are made while the properties are undeveloped and unproved, and before any wells or drilled or significant exploratory work has been performed. We have not granted any overriding royalty interests in our Montana oil properties. The overriding royalty interests in these properties granted to our named officers and our one additional (non-executive) employee were as follows:

	R.V. Bailey	R.A. Cohan	J.L. Shelton
Assigned during the
2007 fiscal year	percent	percent	percent

Sewald 1-1	0.630000	0.630000	0.240000
Heidrick 11-2	1.360000	2.000000	0.640000
Nelson 1-10	1.317500	1.937500	0.620000

Assigned during the
2006 fiscal year:
Johnson Unit 11	1.260000	1.260000	0.480000
Merrill 31-1	1.360000	2.000000	0.640000
Heidrick 11-1	1.133333	1.666667	0.533333
Kalfsbeek 1-13	1.360000	2.000000	0.640000
Denverton Horizontal	1.066750	1.568750	0.502000
Houghton 25-2	0.377400	0.555000	0.177600
Merrill 31-2	1.360000	2.000000	0.640000
Street 1-3	1.241743	1.826088	0.584349

     The following table sets forth the payments received during the years stated by our named executive officers.

	Payments Received During
	Fiscal Year Ended June 30,

	2007	2006

Mr. Cohan	$88,268	$157,816
Mr. Bailey	$66,196	$117,922

     These payments derive from royalties assigned to employees as described above and the royalties that were assigned in prior years. Any monies realized by our executive officers under the Amended Royalty and Working Interest Plan are reflected in column labeled “All Other Compensation” in the Summary Compensation Table.

2. Other elements of compensation and benefits.

     Our executive officers also receive certain other benefits, although these benefits do not constitute a large portion of their overall compensation. These benefits are summarized below.

     We have a Profit-Sharing 401(k) Plan which we adopted effective July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen’s contribution (if any) to this plan is determined by the Board of Directors each year.

     We adopted an Amendment to the Profit-Sharing 401(k) Plan effective July 1, 2005 which states that Aspen will make matching contributions equal to 50% of the participant’s elective deferrals. During fiscal 2006, we contributed $30,250 to the plan ($9,000 to R. V. Bailey’s plan; $8,750 to Robert A. Cohan’s plan; $12,500 to Judith L. Shelton’s plan). During fiscal 2007, we contributed $30,125 to the plan ($10,000 to R. V. Bailey’s plan; $10,125 to Robert A. Cohan’s plan; $10,000 to Judith L. Shelton’s plan). When amounts are contributed to Mr. Bailey’s and Mr. Cohan’s accounts (which amounts are fully vested), these amounts are also included in the column labeled “All Other Compensation” in the Summary Compensation table, above.

     For the fiscal years ended June 30, 2007 and 2006, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the paid medical insurance plan. Expenses reimbursed for fiscal 2007 and fiscal 2006 were $22,947 and $38,174, respectively. As of June 30, 2007 and 2006 there were no accruals for reimbursement of medical expenses. Under the terms of Mr. Bailey’s current employment agreement, he is responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.

     We have furnished a vehicle to Mr. Bailey, and the compensation allocable to this vehicle, plus amounts paid for various travel and entertainment paid on behalf of Mr. Bailey and Mr. Bailey's wife when she accompanied him for business purposes, are also included in column (i) of the table. Aspen also purchased a vehicle for Mr. Cohan. This vehicle is used substantially for business purposes; therefore, no vehicle costs have been charged to Mr. Cohan.

3. Expense Reimbursement.

     We have agreed to reimburse our officers and directors for out-of-pocket costs and expenses incurred on behalf of Aspen. Since this reimbursement is on a fully-accountable basis, there is no portion treated as compensation.

4. Purchases of Working Interests

     As described in Item 1, above, Aspen generally does not incur all of the expense and bear all of the risk in drilling its wells. Aspen generally seeks other participants who are familiar with the oil and gas industry and the wells being drilled and retains a promotional interest. Oftentimes, our named executive officers participate in these wells. When they do, they purchase working interests on the same basis as unaffiliated parties and bear their proportionate share of Aspen’s promotional interest. These investments by our named executive officers are not considered to be compensatory since the named executive officers are participating in the wells on the same basis as unaffiliated parties.

D. Employment Agreement with our Named Executive Officers.

     We have entered into employment agreements with our two named executive officers. The material terms of these agreements are summarized as follows:

     Mr. Cohan: Mr. Cohan is our chief executive officer and our chief financial officer. On January 1, 2003 we entered into an employment contract with Mr. Cohan. The board of directors extended this contract through December 31, 2008 and provided Mr. Cohan with a salary increase effective January 1, 2006. This currently provides for a salary of $160,000, plus health insurance, cost reimbursement, and certain other benefits. The contract provides for further salary increases and bonuses as the Board of Directors may determine to be appropriate. The employment contract also provides for standard confidentiality provisions.

     The employment contract provides that Mr. Cohan may terminate the agreement for cause if Aspen breaches the contract, reduces Mr. Cohan’s responsibilities, fails to reappoint Mr. Cohan as president or if the shareholders fail to reelect him as director, or upon a change of control of Aspen. As described in the employment contract, a change of control would occur if:

•	any person (not currently owning at least 15% of the outstanding common stock) acquires 15% or more of Aspen’s outstanding common stock;
•	a change in the board of directors occurs that results in the existing directors having less than 75% of the board’s total vote; or

•	a merger, consolidation, or other business combination as a result of which Aspen is not the surviving entity or (if surviving) becomes a subsidiary of another entity.

     Upon termination by Mr. Cohan for cause, Aspen must pay him the greater of the amount remaining due for the remaining term of the contract or six months salary.

     Aspen may also terminate the contract for cause, upon Mr. Cohan’s death or disability, or without cause. If Aspen terminates the contract for cause, it only must compensate Mr. Cohan through the date of termination. If Aspen terminates the contract upon Mr. Cohan’s death or disability, Aspen must pay Mr. Cohan the greater of the amount remaining due for the remaining term of the contract or six months salary. If Aspen terminates the contract without cause, Aspen must pay Mr. Cohan the greater of the amount remaining due for the remaining term of the contract or nine months salary.

     Mr. Bailey: Effective May 1, 2003, and as amended September 21, 2004, we entered into an employment agreement with Chairman of the Board, R. V. Bailey. The pertinent provisions of this agreement include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey’s salary was $45,000 per year through December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen’s stock options and royalty interest programs. During the term of the agreement, and in lieu of health insurance, we have agreed to pay Mr. Bailey a monthly allowance to cover such items as prescriptions, medical and dental coverage for himself and his depende nts and other expenses not covered in the agreement. To the extent that Mr. Bailey does not provide documentation accounting for the expenditure of this amount for medical reimbursement purposes, it is treated as compensation to him. The original monthly allowance was $1,700, but the contract provided that it should be adjusted each June for inflation. Currently the monthly allowance is $1,870.

     We may terminate this agreement upon Mr. Bailey’s death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, we will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement. Aspen may not terminate the employment agreement for other reasons. The original May 1, 2003, agreement also terminated Aspen’s obligations under a June 4, 1993 agreement by which it was obligated to repurchase Mr. Bailey’s stock upon his death.

Stock Options and Stock Appreciation Rights Granted During the Last Fiscal Year:

     We did not grant any stock options or stock appreciation rights to any officers or other employees during the fiscal year ended June 30, 2007.

     The following table sets out the unexercised stock options, stock granted as bonuses that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding at June 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Equity
Incentive
						Market	Plan Awards:
					Number of	Value of	Number of
	Number of Securities				Shares or	Shares or	Unearned
	Underlying Unexercised				Units of	Units of	Shares, Units,
	Options(1) (#)		Option	Option	Stock That	Stock That	Other Rights
			Exercise	Expiration	Have Not	Have Not	That Have Not
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date	Vested ($)	Vested ($)	Vested (#)

R. V. Bailey,
Vice President and Chairman	43,333	21,667	2.67	1/1/2010	21,667	$80,385	-

Robert A. Cohan,	-	50,000	0.57	8/15/2008	50,000	185,500	-
President and CEO	53,333	26,667	2.67	1/1/2010	26,667	98,935	-

(1)      The Company has two stock option plans as of June 30, 2007, “Option Plan #2,” and “Option Plan #3.” We had an aggregate of 936,000 common shares reserved for issuance under our stock option plans effective March 14, 2002 and April 27, 2005. These plans provided for the issuance of 676,000 and 260,000 common shares, respectively, pursuant to stock option exercises. Other than these two stock option plans we do not have any other equity incentive plans pursuant to which employees may be granted stock options or issued shares of common stock. Neither of these option plans has been approved by our shareholders.

(2)      On March 14, 2002 Mr. Bailey was granted an option to purchase 150,000 shares of our common stock at an exercise price of $0.57 per share. 1/3 of the shares vested on each August 15 of 2003, 2004 and 2005. As of June 30, 2007, 50,000 of these options remained unexercised. Subsequent to our year end, Mr. Bailey exercised his option and purchased the remaining 50,000 shares of our common stock.

(3)      On April 27, 2005, Mr. Bailey was granted an option to purchase 65,000 shares of our common stock at an exercise price of $2.67 per share. 21,667 of the shares vested on January 1, 2006, 21,667 of the shares vested on January 1, 2007, and 21,666 vest on January 1, 2008.

(4)      On March 14, 2002 Mr. Cohan was granted an option to purchase 250,000 shares of our common stock at an exercise price of $0.57 per share. 1/5 of the shares vest on each August 15 of 2003, 2004, 2005, 2006, and 2007. Accordingly as of June 30, 2007, 200,000 of the options were vested and 50,000 remained unvested.

(5)      On April 27, 2005, Mr. Cohan was granted an option to purchase 80,000 shares of our common stock at an exercise price of $2.67 per share. 26,667 of the shares vested on January 1, 2006, 26,667 of the shares vested on January 1, 2007, and 26,666 vest on January 1, 2008.

Long Term Incentive Plans/Awards in Last Fiscal Year:

     Except as described in our 401(k) plan, we do not have a long-term incentive plan nor have we made any awards during the fiscal years ended June 30, 2007 or 2006.

Report on Re-pricing of Options/SARs:

     We did not reprice any options or stock appreciation rights during the fiscal years ended June 30, 2006, June 30, 2007, or subsequently.

Compensation of Directors

       During our fiscal year 2007 none of our directors were compensated for services in that capacity.

     Although we have not formally adopted a plan for the compensation of our directors, in September 2006, upon his appointment as a director we issued Mr. Hensman an option to purchase 10,000 share of our common stock at a price of $3.70 per share, exercisable through September 11, 2011. In addition, we agreed to pay Mr. Hensman $2,000 per meeting of the board of directors that he attends in person or by telephone, and to reimburse him for any expenses that he may incur in performing his duties as a member of the board of directors. The option granted to Mr. Hensman in our fiscal year 2007, and the fees earned for attending meetings in fiscal year 2007 is reflected in the Director Compensation Table below. Mr. Bailey and Mr. Cohan also served as directors during our fiscal year 2007 but are not reflected in the Director Compensation table below as all compensation received by them is reflected in the Su mmary Compensation table.

     We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended June 30, 2006 or 2007 for services as a director.

DIRECTOR COMPENSATION

Non-
				Non-Equity	Qualified
	Fees			Incentive	Deferred
	Earned	Stock	Option	Plan	Compensation
	or Paid	Nonqualifed	Awards(1)	Compensation	on Earnings	Total
Name	in Cash	Awards ($)	($)	($)	($)	($)

Kevan
Hensman	$26,819	$-	$23,508	$-	$-	$50,327

(1)      On September 2006, Mr. Hensman was granted an option to purchase 10,000 shares of Aspen’s common stock exercisable at $3.70. The option vested immediately and is exercisable through September 11, 2011.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of July 31, 2007 the number and percentage of Aspen’s shares of $.005 par value common stock owned of record and beneficially owned by each person owning more than five percent of such common stock, and by each Director, and by all Officers and Directors as a group. The percentages set forth in the table below are based on the total number of shares outstanding as set forth on the cover page to this annual report.

	Beneficial
	Ownership
Beneficial Owner	Number of Shares		Percent of Total

R. V. Bailey	1,333,430	i	18.37%

Robert A. Cohan	611,711	ii	8.43%

Kevan B. Hensman	10,000	iii	0.14%

All Officers and Directors as a Group (3
persons)	1,955,141		26.93%

The address for all of the above directors and executive officers is:
2050 S. Oneida St., Suite 208, Denver, CO
80224

i This number includes 1,241,776 shares of stock held of record in the name of R. V. Bailey, and 16,320 shares of record in the name of Mieko Nakamura Bailey, his spouse. Additionally, the number includes 32,000 shares of common stock Aspen issued to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey’s 401(k) account. Included in the 1,333,430 shares beneficially owned by Mr. Bailey are: 50,000 shares of restricted common stock that were exercised on March 9, 2005, and 50,000 shares of common stock that were exercised on August 11, 2006; and 200,000 shares of restricted common stock that were exercised on June 11, 2001. The number of shares beneficially owned also includes stock options to purchase 43,334 shares of restricted common stock. However, the number of shares does no t include stock options to purchase 21,666 shares of restricted common stock as such option does not vest until January 1, 2008.

ii This number includes 527, 644, shares of common stock . Included in the common stock beneficially owned by Mr. Cohan are 50,000 shares of restricted common stock that were exercised on May 14, 2004, 50,000 shares of restricted common stock that were exercised on August 16, 2004, 100,000 shares of restricted common stock that were exercised on April 9, 2007, and stock options to purchase 200,000 shares of restricted common stock that were exercised on February 27, 2001. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan’s 401(k) account. The total number of shares beneficially owned by Mr. Cohan also includes stock options to purchase 53,334 shares of our common stock at $2.67 per share but does not include stock options to purchase 50,000 shares of our common stock at $0.57 per share or 26,666 shares of our common stock at $2.67 per share as such options do not vest until August 15, 2007 and January 1, 2008, respectively.

iii On September 11, 2006, upon being appointed to our board of directors Mr. Hensman was granted an option to purchase 10,000 shares of our common stock at $3.70 per share. These options vested immediately upon grant and are exercisable through September 11, 2011.

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

Working Interest Participation:

     Some of the directors and officers of Aspen are engaged in various aspects of oil and gas and mineral exploration and development for their own account. Aspen has no policy prohibiting, nor does its Certificate of Incorporation prohibit, transactions between Aspen and its officers and directors. We plan to enter into cost-sharing arrangements with respect to the drilling of its oil and gas properties. Directors and officers (and other employees) may participate (and from time to time have participated) in these arrangements. All directors and executive officers participating in these drilling opportunities must do so on the same basis as non-affiliated participants, and consequently must share a proportional amount of Aspen’s promotional interest.

     R. V. Bailey, vice president and director of Aspen and Robert A. Cohan, president and director of Aspen, each have working and royalty interests in certain of the California oil and gas properties operated by Aspen. As of June 30, 2006 and 2007, working interests of the Company and its affiliates in certain producing California properties are set forth below, as compared to Aspen’s interests in all of its wells:

	Gross Wells	Net Wells
	Gas	Gas

As of June 30, 2007
Aspen Exploration	82	17.4
R. V. Bailey	64	1.98
R. A. Cohan	64	1.15

As of June 30, 2006
Aspen Exploration	74	14.99
R. V. Bailey	54	1.63
R. A. Cohan	54	0.94

       We have not granted any participatory rights in our Montana oil properties.

Amended Royalty and Working Interest Plan:

      A discussion of Aspen’s Amended Royalty and Working Interest Plant and the specific royalties assigned to our executive officers is included in Item 10 “Executive Compensation” above.

Employment Agreements:

     See Item 10, Executive Compensation -- Employment contracts and termination of employment and change in control arrangements, for a discussion of the current employment contracts between Aspen and Messrs. Cohan and Bailey.

Other Arrangements:

     During the fiscal years 2007 and 2006, Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Aspen’s benefit. During the 2007 fiscal year and during the year ended June 30, 2006, Aspen provided one vehicle each to Aspen’s president and vice president.

Certain Business Relationships:

None.

(1)-(5) Indebtedness of Management:

None.

Transactions with Promoters:

Not applicable.

Director Independence

     Our board of directors consists of Messrs. Bailey, Cohan and Hensman. Only Mr. Hensman is “independent” as defined by Section 121A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading “Certain Related Person Transactions”). As disclosed above, the entire board performs the role of the audit committee and the compensation committee; therefore, Mr. Hensman is the only person who is performing the functions of those committees and is independent.

ITEM 13. EXHIBITS Exhibits Pursuant to Item 601 of Regulation S-B: Exhibit No. Title

3.01	Restated Certificate of Incorporation (without) amendments.*
3.02	Registrant's Amended and Restated Bylaws. (1)
10.01	Royalty and Working Interest Plan. (2)
10.02	Amended Royalty and Working Interest Plan.*
10.03	Employment Agreement between Aspen Exploration Corporation and Robert A. Cohan dated January 1, 2003. (1)
10.04	Amendedment to Employment Agreement between Aspen Exploration Corporation and Robert A. Cohan dated April 22, 2005.*
10.05	Employment agreement between Aspen Exploration Corporation and R.V. Bailey, as amended (3)
10.06	Option Plan #2
10.07	Option Plan #3
10.08	Option Agreement between Aspen Exploration Corporation and Kevan B. Hensman. (4)
10.09	Participation Agreement dated January 31, 2007, between Aspen Exploration Corporation and Nautilus Poplar, LLC. (5)
16.1	Letter of Hein & Associates LLP dated March 9, 2007, regarding change in certifying accountant (6)
21.1	Subsidiaries of Aspen Exploration Corporation. *
31	Certification pursuant to Rule 13a-14. *
32	Certification pursuant to 18 U.S.C. §1350. *

* Filed herewith.

(1)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB dated June 30, 2003 (filed on September 26, 2003).

(2)	Incorporated by reference from Commission File No. 2-69324.

(3)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB dated June 30, 2004 (filed on September 28, 2004).

(4)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB dated June 30, 2006 (filed on October 12, 2006).

(5)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated February 13, 2007 (filed on February 16, 2007).

(6)	Incorporated by reference from Aspen’s Current Report on Form 8-K/A dated March 1, 2007 (filed on March 12, 2007).

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

(a) Audit Fees.

     Our principal accountant for our 2005 and through February 21, 2006 of our 2006 fiscal years, Gordon Hughes & Banks LLP, billed us aggregate fees for audit and tax services in the amount of approximately $42,810 for the fiscal year ended June 30, 2006. We reappointed Gordon Hughes & Banks as our principal accountant effective

March 1, 2007. They billed us aggregate fees for audit and tax services in the amount of approximately $22,285 for the fiscal year ended June 30, 2007. These amounts were billed for professional services that Gordon Hughes & Banks LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

     On February 21, 2006, the Company’s Board of Directors informed Hein & Associates LLP, certified public accountants, that such firm was appointed as the Company’s independent registered accounting firm effective immediately. We dismissed Hein & Associates LLP as our principal accountant effective March 1, 2007. Hein & Associates LLP’s aggregate fees were approximately $56,000 for audit services for the fiscal year ended June 30, 2006 and $22,248 for the fiscal year ended June 30, 2007.

(b) Audit-Related Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $7,640 and $3,850 for the fiscal years ended June 30, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

     Hein & Associates, LLP billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of approximately $14,645 for the fiscal year ended June 30, 2007, and $7,740 for the fiscal year ended June 30, 2006, for tax compliance, and tax planning.

(d) All Other Fees.

     Gordon Hughes & Banks LLP billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2007 and 2006 for other fees.

     Hein & Associates, LLP, billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2007 and 2006 for other fees.

(e) Audit Committee’s Pre-Approval Practice.

     Inasmuch as Aspen does not have an audit committee, Aspen’s board of directors performs the functions of its audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The board of directors has adopted resolutions that provide that the board must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

     The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Gordon Hughes & Banks LLP performing our audit for the 2005 fiscal year, as well as tax services for the 2004 and 2005 fiscal years, and has approved Hein & Associates LLP to perform our audit for the 2006 and 2007 fiscal years.

        The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Hein & Associates		Gordon Hughes & Banks LLP
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2007	2006	2007	2006

Audit fees	100%	100%	28%	73%
Audit-related fees	0%	0%	25%	9%
Tax fees	0%	0%	47%	18%
All other fees	0%	0%	0%	0%

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2007

ASPEN EXPLORATION CORPORATION,
a Delaware Corporation

By: /s/ Robert A. Cohan
Robert A. Cohan
President, Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

September 26, 2007	Robert A. Cohan	/s/ Robert A. Cohan
Principal Executive Officer,
Principal Financial Officer
Director

September 26, 2007	R. V. Bailey	/s/ R. V. Bailey
Chairman of the Board
Director

September 26, 2007	Kevan B. Hensman	/s/ Kevan B. Hensman
Director

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	46-47

Financial Statements as of June 30, 2007 and June 30, 2006:

Consolidated Balance Sheets	48-49

Consolidated Statements of Operations	50

Consolidated Statement of Stockholders’ Equity	51

Consolidated Statements of Cash Flows	52

Notes to Consolidated Financial Statements	53-71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Aspen Exploration Corporation and Subsidiary Denver, Colorado

We have audited the accompanying consolidated balance sheet of Aspen Exploration Corporation and Subsidiary (the “Company”) as of June 30, 2007, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estim ates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2007, and the results of its consolidated operations and cash flows for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP Greenwood Village, Colorado September 7, 2007, except as to Note 14, which date is September 21, 2007

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

Hein & Associates LLP Denver, Colorado August 18, 2006

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

	June 30,	June 30,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$4,057,279	$6,466,010
Short-term investments	1,120,485	1,002,527
Accounts and trade receivables	2,136,609	2,121,031
Other current assets	33,609	356,823

Total current assets	7,347,982	9,946,391

Property and equipment
Oil and gas property (full cost method)	19,802,843	14,274,642
Support equipment	184,514	122,576

	19,987,357	14,397,218
Accumulated depletion and impairment - full cost pool	(8,083,383)	(6,118,879)
Accumulated depreciation - support equipment	(49,304)	(54,710)

Net property and equipment	11,854,670	8,223,629

Other assets:
Deposits	263,650	250,000
Deferred income taxes	1,673,000	771,000

Total other assets	1,936,650	1,021,000

Total assets	$21,139,302	$19,191,020

		(Statement Continues)

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 2007 AND 2006

	June 30,	June 30,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,961,100	$3,823,298
Other current liabilities and accrued expenses	1,690,709	2,187,147
Notes payable - current portion	275,000	-
Asset retirement obligation, current portion	39,400	62,800
Deferred income taxes, current	342,000	-

Total current liabilities	5,308,209	6,073,245

Long-term liabilities
Notes payable, net of current portion	591,667	-
Asset retirement obligation, net of current portion	447,253	331,823
Deferred income taxes	3,786,000	2,685,000

Total long-term liabilities	4,824,920	3,016,823

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At June 30, 2007, 7,259,622 shares
and June 30, 2006, 7,094,641 shares	36,298	35,473
Capital in excess of par value	7,501,789	7,283,914
Retained earnings	3,468,086	2,900,798
Deferred compensation	-	(119,233)

Total stockholders' equity	11,006,173	10,100,952

Total liabilities and stockholders' equity	$21,139,302	$19,191,020

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Year Ended June 30,
	2007	2006
Revenues:
Oil and gas sales	$4,418,231	$5,400,950

Operating expenses:
Oil and gas production	837,155	537,508
Accretion, and depreciation,
depletion and amortization	2,018,550	1,557,076
Selling, general and administrative	850,847	405,874

Total operating expenses	3,706,552	2,500,458

Income from operations	711,679	2,900,492

Other income (expenses)
Interest and other income	136,411	94,131
Interest and other expenses	(36,709)	(6,427)
Gain on investments	717,878	1,018,771
Gain on sale of equipment	12,000	-

Total other income (expenses)	829,580	1,106,475

Income before income taxes	1,541,259	4,006,967
Provision for income taxes	(615,990)	(1,037,000)

Net income	$925,269	$2,969,967

Basic net income per share	$0.13	$0.44

Diluted net income per share	$0.13	$0.40

Dividends per share	$0.05	$-

Weighted average number of
common shares outstanding:
Basic	7,213,992	6,826,333

Diluted	7,380,770	7,456,495

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock
				Accumulated
				(Deficit)
				Retained	Deferred	Total
	Shares	Par Value	APIC	Earnings	Compensation	Equity

Balances at July 1, 2005	6,733,308	$33,666	$6,728,321	$(69,169)	$(17,237)	$6,675,581

Options exercised by consultants	25,000	125	14,125	-	-	14,250
Stock issued for consulting services	10,000	50	63,950	-	(64,000)	-
Options exercised by consultants	8,333	42	22,208	-	-	22,250
Options exercised by consultants	300,000	1,500	373,500	-	-	375,000
Stock issued for consulting services	18,000	90	81,810	-	(81,900)	-
Amortization of deferred compensation	-	-	-	-	43,904	43,904
Net income	-	-	-	2,969,967	-	2,969,967

Balances at June 30, 2006	7,094,641	35,473	7,283,914	2,900,798	(119,233)	10,100,952

Options exercised by employees	167,000	835	94,355	-	-	95,190
Stock forfeited by employees	(2,019)	(10)	(9,680)	-	-	(9,690)
Compensation expense per FAS 123R	-	-	133,200	-	-	133,200
Amortization of deferred compensation	-	-	-	-	119,233	119,233
Payment of cash dividends	-	-	-	(357,981)	-	(357,981)
Net income	-	-	-	925,269	-	925,269

Balances at June 30, 2007	7,259,622	$36,298	$7,501,789	$3,468,086	$-	$11,006,173

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Year Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$925,269	$969,967
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and depreciation, depletion, and amortization	2,018,550	1,557,076
Deferred income taxes	615,990	898,512
Amortization of deferred compensation	119,233	43,904
Compensation expense related to stock options granted	133,200	-
Realized (gain) on investments	(559,949)	(116,039)
(Gain) on sale of vehicle	(12,000)	-
Unrealized (gain) on investments	(157,930)	(902,171)
Purchase of investments	-	(100,356)
Proceeds from sale of investments	599,921	116,039
Changes in assets and liabilities:
Increase in current assets other than cash, cash equivalents,
and short-term investments	218,996	(2,065,889)
Increase (decrease) in current liabilities other than notes payable
and asset retirement obligation	(1,358,636)	4,541,545

Net Cash Provided by Operating Activities	2,542,644	6,942,588

Cash Flows from Investing Activities:
Additions to oil and gas properties	(4,018,136)	(4,305,846)
Producing oil and gas properties purchased	(1,450,000)	-
Additions to property and equipment	(89,425)	(12,378)
Sale of property and equipment	12,000	-

Net Cash (Used) in Investing Activities	(5,545,561)	(4,318,224)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	85,500	411,500
Proceeds from issuance of long-term debt	975,000	-
Payment of long-term debt	(108,333)	-
Payment of cash dividends	(357,981)	-

Net Cash Provided by Financing Activities	594,186	411,500

Net Increase (Decrease) in Cash and Cash Equivalents	(2,408,731)	3,035,864

Cash and Cash Equivalents, beginning of year	6,466,010	3,430,146

Cash and Cash Equivalents, end of year	$4,057,279	$6,466,010

Other Information:
Interest paid	$30,093	$6,427

Income taxes paid	$800	$476,908

Non-Cash Investing and Financing Activities:
Asset retirement obligation	$116,602	$298,413
Notes payable assumed	$375,000	$-
Stock issued for deferred consulting services	$-	$145,900

See accompanying notes to these consolidated financial statements.

53

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aspen Exploration Corporation (the “Company” or “Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. The Company is currently engaged primarily in the exploration and development of oil and gas properties in California and has a significant working interest in oil wells in the Poplar Field of northern Montana.

Oil and Gas Exploration and Development. The major emphasis has been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. The Company engages in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, the Company has identified and will continue to identify prospects believed to be suitable for drilling and acquisition. The Company’s primary area of interest is in the state of California where the Company has acquired a number of interests in oil and gas properties; in 2007, we acquired a working interest in 33 oil wells in the State of Montana, all as desc ribed below in more detail. In addition, the Company also acts as operator for a number of our producing wells and receives management fees for these services, which serve to offset our selling, general, and administrative expenses.

A summary of the Company's significant accounting policies follows:

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly-owned subsidiary, Aspen Gold Mining Company. Significant intercompany accounts and transactions, if any, have been eliminated. The subsidiary is currently inactive.

Cash and Cash Equivalents

For statement of cash flows purposes, short-term investments with original maturities of three months or less are considered to be cash equivalents. Cash restricted from use in operations beyond three months is not considered a cash equivalent.

Management's Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made. Actual results could differ from those estimates. The Company’s significant estimates include estimated life of long-lived assets, use of reserves in the estimation of depletion of oil and gas properties, impairment of oil and gas properties, asset retirement obligation abilities, and income taxes.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flow from the use of the assets and their eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset’s fair value or discounted cash flows.

Financial Instruments

The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods.

Investments in Trading Securities

The Company has classified all investments as Trading Securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are marked to market each period with the realized and unrealized gain or loss recorded in the statement of operations. The Company recognized unrealized gains of $157,930 and $902,171 on trading securities still held as of June 30, 2007 and 2006, respectively.

Oil and Gas Properties

The Company follows the "full-cost" method of accounting for our oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities, are capitalized within one cost center. No gains or losses are recognized on the receipt of prospect fees or on the sale or abandonment of oil and gas properties, unless the disposition of significant reserves is involved.

Depletion and amortization of our full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent petroleum engineer. Capitalized costs related to unproved and developmental properties are immaterial as of June 30, 2007 and 2006, and are included in the amortization computation. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of our future net revenues from estimated production of proved oil and gas reserves applicable to the cost center (using a 10% discount factor) plus (2) the lower of cost or estimated fair value of our cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $281,720 at June 30, 2007 and 2006 (Note 9). The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Prior to adopting Statement 143, in calculating the full cost ceiling, we reduced the expected future revenues from proved oil and gas reserves by the estimated future expenditures to be incurred in developing and producing such reserves discounted using a specified factor. While expected future cash flows related to the asset retirement obligation (ARO) were included in the calculation of the ceiling test, no associated asset was recorded. Under Statement 143, we must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred. The company also must initially capitalize the associated asset retirement costs by increasing long-lived oil and gas assets by the same amount as the liability. Any asset retirement costs capitalized pursu ant to Statement 143 are subject to the full cost ceiling limitation under Rule 4-10(c)(4) of Regulation S-X.

All capitalized costs are depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Aspen. Depletion and amortization expense was $1,964,504 and $1,531,788 for the years ended June 30, 2007 and 2006, respectively. Depletion expense per equivalent unit of production (MCFe) was $3.25 and $2.31 for 2007 and 2006, respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $54,046 and $25,288 for the years ended June 30, 2007 and 2006, respectively.

Deferred Compensation Costs

The Company records the fair value of stock bonuses to employees and consultants as an expense and an increase to paid-in capital in the year of grant unless the bonus vests over future years. Bonuses that vest are deferred and expensed ratably over the vesting period. During the fiscal years ended June 30, 2007 and 2006, $119,233 and $43,904, respectively, were expensed for stock bonuses.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. We assess credit risk and allowance for doubtful accounts on a customer specific basis. Aspen’s policy is not to grant long-term credit to customers, and to deal only with customers well-known in the oil and gas industry and with sufficient financial capability to meet its obligations. At June 30, 2007, except for immaterial amounts, all of our production was sold to 3 customers. Each of these customers is well known in the industry and to management and management believes each customer to have sufficient financial capability. As of June 30, 2007 and 2006, we do not have an allowance for doubtful accounts.

Revenue Recognition

Sales of oil and gas production are recognized at the time of delivery of the product to the purchaser.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, addressing earnings per share. SFAS No. 128 established the methodology of calculating basic earnings per share and diluted earnings per share. The calculations differ by adding any instruments convertible to common stock (such as stock options, warrants, and convertible preferred stock) to weighted average shares outstanding when computing diluted earnings per share.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

	Year Ended June 30,
	2007			2006
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:
Net income and
share amounts	$925,269	7,213,992	$0.13	$2,969,967	6,826,333	$0.44
Effect of Dilutive Securities:
Stock Options	-	166,778	-	-	630,162	(0.04)

Diluted Earnings Per
Share:
Net income and
assumed
share conversion	$925,269	7,380,770	$0.13	$2,969,967	7,456,495	$0.40

Income Taxes

Income taxes are accounted for under SFAS No. 109, "Accounting for Income Taxes", which requires the use of the “liability method”. Accordingly, temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years using enacted tax rates in effect for the year in which the differences are expected to reverse. See Note 3 below.

Equity-Based Compensation

We adopted SFAS No. 123(R) beginning July 1, 2006. Prior to July 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards("SFAS") No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense was recognized in the Company's Consolidated Statement of Operations prior to July 1, 2006, as all options granted under the Company's stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-prospective transition method as described in SFAS No. 148, Accounting for Stock-Ba sed Compensation - Transition and Disclosure. Under this method, compensation cost recognized in fiscal 2007 is the same as that which would have been recognized had the recognition provisions of Statement 123(R) been applied from its original effective date. See Note 2 below.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity-Based Compensation (Continued)

A summary of the pro forma effects to reported net income and earning per share, as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123(R) for the period presented prior to the adoption of SFAS No. 123(R):

Year Ended
June 30, 2006

Net income, as reported	$2,969,967
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards, net of related tax effects	(115,000)

Pro forma net income	$2,854,967

Basic Earnings Per Share
As Reported	0.44
Pro Forma	0.42

Diluted Earnings Per Share
As Reported	0.40
Pro Forma	0.38

The adoption of SFAS 123(R) resulted in stock compensation expense for the year ended June 30, 2007 of $133,200 to income from continuing operations and income before income taxes. This expense reduced our basic and diluted earnings per share by approximately $0.02 the year ended June 30, 2007.

Reclassification

Certain 2006 amounts have been reclassified to conform to 2007 presentation. Prior to 2007, the Company reported Management Fees received for administrative expenses related to the operation of oil and gas properties as a component of revenue. These amounts have been reclassified as an offset to selling, general, and administrative expenses for all periods presented. Such reclassifications had no effect on net income.

Recently Issued Pronouncements

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the effects of adopting this interpretation as immaterial to its financials statements accompanying this annual report on Form 10-KSB.

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements was issued by the Financial Accounting Standards Board (FASB). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for the Company’s fiscal year beginning after November 15, 2007, and the Company is currently assessing the potential impact of this Statement on its financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements (Continued)

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB will be applied beginning with the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 has had no effect to the financial position and result of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation a nd disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating the effects to the Company’s financial statements of this pronouncement.

NOTE 2 – EQUITY COMPENSATION PLANS

Stock Options

Effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized for the year ended June 30, 2007 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

NOTE 2 – EQUITY COMPENSATION PLANS (Continued)

Stock Options (Continued)

We have two stock option plans as of June 30, 2007, “Option Plan #2,” effective March 14, 2002, and “Option Plan #3,” effective April 27, 2005. There were an aggregate of 936,000 common shares reserved for issuance under our stock option plans. These plans provided for the issuance of 676,000 and 260,000 common shares, respectively, pursuant to stock option exercises. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 76%, risk free interest rates of 3.92% and expected lives of 4.5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expect ed option term was calculated using the “simplified” method permitted by SAB 107.

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

The following information summarizes information with respect to options granted under equity plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at June 30, 2006	502,000	$1.55

Granted	10,000	3.70
Exercised	(167,000)	0.57
Forfeited or expired	(115,000)	1.76

Outstanding at June 30, 2007	230,000	$2.26	2.28	$333,500

Exercisable at June 30, 2007	123,334	$2.75	2.65	$118,401

The grant-date fair value of options granted during the period was $23,508. The total intrinsic value of options exercised during the period was $518,036.

A summary of the status of the Company’s nonvested shares underlying the options outstanding as of June 30, 2007 and 2006, and changes during the year ended June 30, 2007, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2006	256,666	$1.85

Granted	-
Vested	(106,667)	1.69
Forfeited	(43,333)	2.67

Nonvested at June 30, 2007	106,666	$1.69

The total compensation cost related to nonvested awards not yet recognized on June 30, 2007 is approximately $30,000, net of tax, and the weighted average period over which this cost is expected to be recognized is .29 years. The total fair value of options vested during the period was $133,200.

NOTE 2 – EQUITY COMPENSATION PLANS (Continued)

Stock Options (Continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2007:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercisable	Number	Exercisable
		Life in Years
Price	Outstanding	(1)	Price	Exercisable	Price

$0.57	50,000	1.13	$0.57	-	$0.57

2.67	170,000	2.51	2.67	113,334	2.67

3.70	10,000	4.20	3.70	10,000	3.70

	230,000	2.28	$2.26	123,334	$2.75

(1)	The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

On August 11, 2006, the Board Chairman (“Mr. Bailey”) exercised his option for 50,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, Mr. Bailey paid cash consideration of $28,500.

On August 14, 2006, an employee exercised her option for 17,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, the employee surrendered 2,019 shares equal to the exercise price.

On April 9, 2007, our President (“Mr. Cohan”) exercised his option for 100,000 shares of our common stock granted March 14, 2002 at a price of $0.57 per share. As consideration for the option shares purchased, Mr. Cohan paid cash consideration of $57,000.

NOTE 3 – INCOME TAXES

The Company recorded deferred income tax assets of $1,673,000 and $771,000, and deferred income tax liabilities of approximately $4,128,000 and $2,685,000 as of June 30, 2007 and 2006, respectively. The Company paid $800 in California state income taxes in fiscal 2007.

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

NOTE 3 – INCOME TAXES (Continued)

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2007	2006
Deferred tax assets:
NOL and percentage depletion carryforward	$1,129,000	$581,000
State income tax expense	292,000	-
Equity based compensation	54,000	-
Asset retirement obligation	198,000	190,000

	1,673,000	771,000

Deferred tax (liabilities):
Oil and gas properties	(3,774,000)	(2,437,000)
Property, plant, and equipment	(12,000)	(18,000)
Trading securities	(342,000)	(230,000)

	(4,128,000)	(2,685,000)

	$(2,455,000)	$(1,914,000)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended June 30 is as follows:

	2007	2006
Statutory federal income tax rate	35%	35%
Statutory state income tax rate, net of federal benefit	6%	6%
Recognition of tax basis of properties	-2%	-13%
Other	1%	-2%
Effective rate	40%	26%

The provision for income taxes consists of the following components:
	2007	2006
Current tax expense	$342,000	$139,000
Deferred tax expense	273,990	898,000
Total income tax provision	$615,990	$1,037,000

NOTE 4- RELATED PARTY TRANSACTIONS

During fiscal 2007, the Company assigned the following overrides to employees:

	R.V. Bailey	R.A. Cohan	J.L. Shelton

	percent	percent	percent

Sewald 1-1	0.630000	0.630000	0.240000
Heidrick 11-2	1.360000	2.000000	0.640000
Nelson 1-10	1.317500	1.937500	0.620000

The Company has an "Amended Royalty and Working Interest Plan" by which the Company, in our discretion, is able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects. Since the Company only assigns interests under the Amended Royalty and Working Interest Plan from properties that are unproven or exploratory, those interests are deemed to have no value and consequently Aspen recognizes no compensation expense and the employees recognize no income from the assignment. If drilling on such property occurs in the future and results in a well capable of production, the employees holding royalty interests will recognize income as royalty income is received.

R. V. Bailey, Vice President and former President and director of the Company, Robert A. Cohan, President and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. Mr. Bailey and Mr. Cohan purchased working interests from the Company amounts totaling $263,690 and $131,250, respectively, for the year ended June 30, 2007, and $481,189 and $240,582, respectively, for the year ended June 30, 2006. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan also received royalty interest payments totaling $66,196 and $88,268, respectively, for the year ended June 30, 2007, and $117,922 and $157,816, respectively, for the year ended June 30, 2006. These royalties relate to the royalties assigned to employees as d escribed above, and the royalties that were assigned in prior years. As of June 30, 2007, working interests of Aspen and related parties in certain producing California properties are as set forth below (unaudited):

	Gross Wells	Net Wells
	Gas	Gas

Aspen Exploration	82	17.4
R. V. Bailey	64	1.98

R. A. Cohan	64	1.15
J.L. Shelton	50	0.12

The Company has remaining advances from Messrs. Bailey and Cohan for working interests of $43,314 and $18,673, respectively, as of June 30, 2007 and $21,051 and $20,442 as of June 30, 2006, respectively, and are recorded in other current liabilities and accrued expenses in the accompanying balance sheets.

NOTE 5 – DIVIDENDS

We paid a special dividend of $.05 per share on December 6, 2006 totaling $357,981 to shareholders of records as of November 20, 2006.

NOTE 6 – OIL AND GAS ACTIVITIES

Capitalized Costs

Capitalized costs associated with oil and gas producing activities are as follows:

	June 30,
	2007	2006
Proved properties	$19,802,843	$14,274,642
Accumulated depreciation, depletion, and amortization	(7,801,664)	(5,837,160)
Valuation allowance	(281,719)	(281,719)
	(8,083,383)	(6,118,879)
Net capitalized costs	$11,719,460	$8,155,763

At the date of acquisition of the properties, certain undeveloped properties were also acquired. The value assigned to these properties was nominal as it was determined the fair value of the properties was immaterial at the time of acquisition.

Results of Operations
Results of operations for oil and gas producing activities are as follows:
	Year Ended June 30,
	2007	2006

Revenues	$4,418,231	$5,400,950
Production costs	(837,155)	(537,508)
Depreciation, depletion and accretion	(2,018,550)	(1,557,076)

Results of operations (excluding corporate overhead)	$1,562,526	$3,306,366

Acquisition, Exploration and Development Costs

	2007	2006
Property acquisition costs net of divestiture proceeds	$1,450,000	$47,366
Exploration	4,018,136	4,316,422
Development	-	-

Total before asset retirement obligation	$5,468,136	$4,363,788

Total including asset retirement obligation:
Acquisitions	$109,250	$-
Exploration	5,418,951	4,662,201
Development	-	-

Total	$5,528,201	$4,662,201

Fees charged by Aspen to operate the properties totaled approximately $513,000 and $511,000 for the years ended 2007 and 2006, respectively, and recorded as reductions to SG&A in the accompanying Statement of Operations.

NOTE 6 – OIL AND GAS ACTIVITIES (Continued) Unaudited Oil and Gas Reserve Quantities

The following unaudited reserve estimates presented as of June 30, 2007 and 2006 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., process and costs as of the date the estimate is made.

Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

	(Bbls)	(MCF)
	(in thousands)

Estimated quantity, July 1, 2005	2	2,278

Revisions of previous estimates	-	(320)
Discoveries	-	1,489
Production	-	(696)

Estimated quantity, June 30, 2006	2	2,751

Revisions of previous estimates	-	(326)
Acquisitions	132	-
Discoveries	-	874
Production	(4)	(598)

Estimated quantity, June 30, 2007	130	2,701

Changes in Proved Reserves

		Developed
		Non-
Proved Reserves at Year End	Developed	Producing	Total
		(in thousands)
Oil (Bbls)
June 30, 2007	99	31	130
June 30, 2006	-	2	2

Gas (MCF)
June 30, 2007	959	1,742	2,701
June 30, 2006	1,514	1,237	2,751

NOTE 6 – OIL AND GAS ACTIVITIES (Continued) Unaudited Standardized Measure

The following information has been developed utilizing procedures prescribed by SFAS 69 “Disclosures About Oil and Gas Producing Activities” and based on crude oil and natural gas reserves and production volumes estimated by the Company. It may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

	June 30,
	2007	2006
	(in thousands)

Future cash inflows	$26,015	$14,765
Future production costs	(4,534)	(2,024)
Future development costs	(306)	(114)
Future income tax expense	(8,628)	(5,043)

Future cash flows	12,547	7,584

10% annual discount for estimated timing of cash flows	(4,513)	(2,480)

Standardized measure of discounted future net cash	$8,034	$5,104

NOTE 6 – OIL AND GAS ACTIVITIES (Continued) Unaudited Standardized Measure (Continued)

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

	Years Ended June 30,
	2007	2006
	(in thousands)

Standardized measure of discounted future net cash flows,
beginning of year	$5,104	$5,725

Sales and transfers of oil and gas produced, net of production
costs	(3,581)	(4,863)
Net changes in prices and production costs and other	1,846	(422)
Net change due to discoveries	2,625	4,690
Acquisition of reserves	3,129	-
Revisions of previous quantity estimates	(269)	33
Development costs incurred	306	114
Accretion of discount	1,306	848
Net change in income taxes	(2,130)	(914)
Other	(302)	(106)

	2,930	(621)

Standardized measure of discounted future net cash flows,
end of year	$8,034	$5,104

Net changes in prices and production costs of $1.8 million were the result of an increase in the price received for gas at year end which was offset slightly by an increase in operating costs associated with more producing gas wells in 2007 than in 2006. The revision of previous estimates of $(269,000) was the result of reducing recoverable reserves of gas by approximately 326,000 MCF. All adjustments were based on performance reviews of individual wells. These additions represent approximately 718,524 MCFe of recoverable reserves.

NOTE 7 – PROPERTY ACQUISITIONS

In February 2007, Aspen purchased a working interest in certain oil producing assets encompassing 22,600 acres in the East Poplar Unit and the Northwest Poplar Field in Roosevelt County, Montana located in the Williston Basin. Aspen acquired its interest from Nautilus Poplar, LLC, an unaffiliated entity, on the same day that Nautilus Poplar LLC acquired the assets from Ballard Petroleum Holdings, Inc., also an unaffiliated entity. The Unit and Field contain a total of 33 producing oil wells, and 7 salt-water disposal wells. Current production is 230 gross BOPD from the Charles “B” reservoir. The average net revenue interest that Nautilus Poplar LLC acquired (before its conveyance to Aspen) is greater than 80%, and Aspen’s interest in revenues from the Poplar Field will remain at 12.5% of the total interest acquired by Nautilus (about a 10% net revenue interest based on an average 80% NRI) until Aspen receives a ret urn of 110% of its investment. Thereafter, Aspen’s interest will be reduced to 10% of that acquired by Nautilus (approximately an 8.0% net revenue interest to Aspen). The crude oil is 40o API sweet and is readily marketed at the lease boundary. All produced water is disposed within the Unit boundary.

Aspen’s participation in the acquisition has provided the Company with diversification into long-lived oil reserves. There is also upside reserve potential via increased water disposal capacity, re-activation of old wells, water shut off techniques, behind-pipe potential in the Charles A, B, & C, and drilling potential in the Mission Canyon and Nisku. This acquisition also provides ownership in 3-D seismic data over 22,600 acres. This acquisition is not expected to generate any significant cash flow for Aspen for the first two years.

NOTE 7 – PROPERTY ACQUISITIONS (Continued)

Aspen will pay 12.5% of the costs for a 10% working interest in the project. During the first year, Aspen will also receive 12.5% of the net revenues (after deduction for royalties, taxes, operating expenses, etc.) until 110% payout, at which time Aspen’s working interest reverts to 10%. After the first year, even if 110% payout has not occurred, Aspen will only pay 10% of the costs and receive 12.5% of the net revenues until 110% payout. After 110% payout, Aspen will have a 10% working interest and receive 10% of the net revenues. The initial cost to Aspen for its 12.5% before payout working interest (including its share of the acquisition costs) was approximately $1,450,000, which is approximately $1,075,000 after deduction of $375,000 (12.5% of the $3,000,000 loan proceeds obtained by Nautilus in connection with the purchase), with an additional $400,000 of anticipated capital expenditures during the first year. Aspen fun ded its participation in this project with a combination of bank debt ($600,000, discussed in Note 9, below), cash on hand and the sale of approximately 100,000 shares of UR Energy stock (which yielded about $330,000). Closing of this acquisition occurred on February 13, 2007.

NOTE 8 – ASSET RETIREMENT OBLIGATION

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of all oil and gas wells. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. The increase in the asset will be amortized over time and the Company will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. Any asset retirement costs capitalized pursuant to Statement 143 are sub ject to the full cost ceiling limitation under Rule 4-10(c)(4) of Regulation S-X. The estimated liability is based on historical experience in plugging and abandoning wells, estimated useful lives based on engineering studies, external estimates as to the cost to plug and abandon wells in the future and federal and state regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of 8%. Revisions to the liability could occur due to changes in plugging and abandonment costs, well useful lives or if federal or state regulators enact new guidance on the plugging and abandonment of wells.

A reconsiliation of the liability is as follows:

	2007	2006

Beginning balance at July 1	$394,623	$96,210
Liabilities incurred	189,256	292,534
Liabilities settled	(30,416)	-
Accretion expense	31,965	5,879
Revision to estimate	(98,775)	-

Ending balance at June 30	$486,653	$394,623

NOTE 9 – LONG-TERM DEBT

In January 2007, we borrowed $600,000 from Wells Fargo Bank, NA pursuant to a promissory note payable over thirty-six months to partially finance the acquisition of the Poplar Field discussed in Note 7. Interest on the note is charged at LIBOR plus 2.25% . We subsequently entered into an interest rate swap agreement with Wells Fargo Bank, which fixes the interest rate on the note at 8.10% . Principal of $16,667 plus interest payments are due monthly beginning February 15, 2007 and continuing to January 15, 2010. Collateral consists of a blanket filing on Accounts Receivables. At June 30, 2007 the outstanding balance on the note was $516,667, of which $200,000 is classified as current.

The Wells Fargo note contains restrictive covenants which, among other things, require us to maintain a certain “Net Worth” defined as total stockholder’s equity of not less that $9,000,000 at any time, net income after taxes not less than $1,000 on an annual basis and an EBITDA ratio, as defined.

NOTE 9 – LONG-TERM DEBT (Continued)

In February 2007, as part of the Poplar acquisition, Aspen agreed to be responsible for 12.5% of a $3,000,000 loan obtained by Nautilus in connection with the purchase of the Poplar Field assets. Nautilus Poplar, LLC obtained the loan from the Jonah Bank of Wyoming, as lender. Aspen’s share of this loan is $375,000 plus interest at a rate of 9.0%, and Aspen is subject to the repayment schedule that Nautilus Poplar negotiated and to the other terms and conditions of the loan agreement as fully as if Aspen were a party to the loan agreement. Aspen’s share of principal payments of $6,250 plus interest is due monthly through February 25, 2009. At June 30, 2007, the outstanding balance was $350,000, of which $75,000 is classified as current.

Required principle payments on all long-term debt through maturity are as follows:

Year Ended
June 30,	Total

2008	$275,000
2009	475,000
2010	116,667

$866,667

NOTE 10 - MAJOR CUSTOMERS

Aspen derived in excess of 10% of revenue from our major customers as follows:

	Company
Year Ended	A	B

June 30, 2007	15%	77%
June 30, 2006	27%	73%

NOTE 11 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and short-term investments. While as of June 30, 2007 the Company has approximately $4.8 million in excess of the Federal Deposit Insurance Corporation $100,000 limit at one bank, the Company places cash and cash equivalents with high quality financial institutions in order to limit credit risk. Concentrations of credit risk with respect to accounts receivable are distributed across unrelated businesses and individuals, with the exception of two major gas purchasers and one investor in our wells, who normally settle within 25 days of the previous month’s gas purchases. The Company believes its exposure to credit risk is minimal.

Cash equivalents are invested through a quality national brokerage firm and a major regional bank. The cash equivalents consist of liquid short-term investments. The Securities Investor Protection Corporation insures the Fund’s accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

At signing Aspen was paid $50,000 and will be paid this amount on each anniversary of the agreement so long as Hemis continues work in the area. This revenue is recorded as other income in our Consolidated Statement of Operations. The payment ceases when and if production begins. Aspen retained a 5% production royalty, which may be taken in kind or in cash as Aspen prefers. Aspen provided to Hemis exploration data assembled and gathered by Aspen over a period of several years in the 1980’s. Permits will be required before Hemis may commence work and there is no assurance such needed permits will be issued by the State of Alaska or by the Federal government.

The Company has entered into a series of gas sales contracts with Enserco. In each of the contracts, Enserco was required to purchase the stated quantities at stated prices, less transportation and other expenses. The contracts contain monetary penalties for non-delivery of the gas. The following table sets forth some additional information about those contracts:

Date of Contract	Term	Fixed Price	Quantity

July 31, 2006	11/1/2006-3/31/2007	$10.15 per MMBTU	2,000 MMBTU per day
October 4, 2006	12/1/2006-3/31/2007	$7.30 per MMBTU	2,000 MMBTU per day
January 30, 2007	4/1/2007-10/31/2007	$7.65 per MMBTU	2,000 MMBTU per day
April 12, 2007	11/1/2007-3/31/2008	$9.02 per MMBTU	2,000 MMBTU per day

We expect to have sufficient gas available for delivery to Enserco from anticipated production from our California fields.

Aspen’s sales of natural gas under the Enserco Contract qualify for the “Normal Purchases and Normal Sales” exception in paragraph 10(b) of FAS 133. The Enserco Contract contains net settlement provisions should the Company fail to deliver natural gas when required under the Enserco Contract. Those provisions are mutual and establish the sole and exclusive remedy of the parties in the event of a breach of a firm obligation to deliver or receive natural gas. The provisions are summarized as follows:

(i)	In the event of a breach by Aspen on any day, Aspen would be required to pay Enserco an amount equal to the positive difference, if any, between the purchase price and transportation costs paid by Enserco purchasing replacement natural gas and the amount of Aspen’s default; or

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

The natures of the penalties are based on the current market prices and therefore are variable. Aspen has met its obligations under the contract since the inception of the contract, and expects to continue to have sufficient gas available for delivery to fulfill current contractual delivery quantity obligations from anticipated production from the Company’s California fields.

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company has the following commitments for exploration in the next fiscal year:

			Completion &
			Equipping
Area	Wells	Drilling Costs	Costs	Total
Grimes Gas Field
Solano County, CA	2	$416,000	$163,000	$579,000
West Grimes Field
Colusa County, CA	3	702,000	399,000	1,101,000
Butte Sink Field
Colusa County, CA	1	248,000	112,000	360,000
Crossroads Field
Yolo County, CA	1	149,000	98,000	247,000
Ord Bend Field
Glenn County, CA	1	156,000	135,000	291,000
Rosedale Ranch Field
Kern County, CA	1	264,000	133,000	397,000
Total	9	$1,935,000	$1,040,000	$2,975,000

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Bailey: Effective May 1, 2003 the Company entered into an employment agreement with Chairman of the Board, R. V. Bailey. Some of the pertinent provisions include an employment period ending May 1, 2009, the title of Vice President subject to the general direction of the President, Robert A. Cohan, and the Board of Directors of Aspen. Mr. Bailey’s salary will be $45,000 per year from May 1, 2003 to December 31, 2006 and $60,000 per year from January 1, 2007, ending May 1, 2009. Mr. Bailey will also participate in Aspen’s stock options and royalty interest programs. During the term of the agreement, the Company has agreed to pay Mr. Bailey a monthly $1,700 allowance to cover such items as prescriptions, medical and dental covera ge for himself and his dependents and other expenses not covered in the agreement.

Mr. Bailey will continue to use the Company vehicle and may trade the current vehicle for a similar vehicle of his choice prior to June 30, 2007. During 2007 or thereafter, Mr. Bailey may purchase the vehicle for $500.

The Company may terminate this agreement upon Mr. Bailey’s death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, the Company will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the agreement.

Mr. Cohan: In April 2005 Mr. Cohan’s employment agreement was renewed to December 31, 2008 with a salary increase to $160,000 per year. Other benefits and duties will remain the same as the previous employment contract.

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company maintains office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. Rent is on a month-to-month basis for $1,261 per month. The Bakersfield, California office has 546 square feet and lease payments are $901 to $934 over the term of the lease, which expires July 31, 2008. Rent expense for the years ended June 30, 2007 and 2006 were $26,264 and $22,817, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLANS Defined Contribution Plan

The Company has adopted a Profit-Sharing 401(k) Plan which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen makes matching contributions equal to 50% of the participant’s elective deferrals. Those contributions totaled $30,125 and $30,250 for the years ended 2007 and 2006, respectively.

Medical Benefit Plan

For the fiscal years ended June 30, 2007 and 2006, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the paid medical insurance plan. Expenses reimbursed for fiscal 2007 and fiscal 2006 were $22,947 and $38,174, respectively. As of June 30, 2007 and 2006 there were no accruals for reimbursement of medical expenses. Under the terms of a revised employment agreement with Mr. Bailey, effective May 1, 2003 he will be responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.

NOTE 14 – SUBSEQUENT EVENTS

Trading Securities

At June 30, 2007, the Company held investments in trading securities totaling $1,120,485. Subsequent to our fiscal year end, the fair market value of our trading portfolio has decreased approximately $275,000 as of September 21, 2007, due to unfavorable market conditions. The Company does not have any information available to ascertain whether this decline in fair value is a permanent impairment.