Form 10QSB
period 2007-12-31
ASPEN EXPLORATION CORP
filed 2008-02-14
CIK 319458

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

MARK ONE
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

                          Yes  [  ]    No  [ X ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

           Class                              Outstanding at February 11, 2008
           -----                              --------------------------------
Common stock, $.005 par value                              7,259,622

Transitional small business disclosure format:        Yes           XX   No
                                                -----             -----

Part One.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                   ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       December 31,               June 30,
                                                                            2007                    2007
                                                                       -------------            ------------
                                                                        (unaudited)
                                                     ASSETS

Current assets:
   Cash and cash equivalents                                           $  2,741,531             $  4,057,279
   Marketable securities, available for sale                              1,258,810                1,120,485
   Accounts and trade receivables                                         2,363,518                2,136,609
   Other current assets                                                      43,539                   33,609
                                                                       ------------             ------------

Total current assets                                                      6,407,398                7,347,982
                                                                       ------------             ------------

Property and equipment
   Oil and gas property (full cost method)                               22,330,219               19,802,843
   Support equipment                                                        172,700                  184,514
                                                                       ------------             ------------

                                                                         22,502,919               19,987,357
   Accumulated depletion and impairment - full cost pool                 (9,417,475)              (8,083,383)
   Accumulated depreciation - support equipment                             (59,932)                 (49,304)
                                                                       ------------             ------------

   Net property and equipment                                            13,025,512               11,854,670
                                                                       ------------             ------------

Other assets:
    Deposits                                                                263,650                  263,650
    Deferred income taxes                                                 2,174,000                1,673,000
                                                                       ------------             ------------

Total other assets                                                        2,437,650                1,936,650
                                                                       ------------             ------------

Total assets                                                           $ 21,870,560             $ 21,139,302
                                                                       ============             ============


                                               (Statement Continues)
         The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)


                                                                        December 31,               June 30,
                                                                            2007                     2007
                                                                       ------------              ------------
                                                                        (unaudited)

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $  3,498,893              $  2,961,100
   Other current liabilities and accrued expenses                         1,142,502                 1,690,709
   Notes payable - current portion                                          275,000                   275,000
   Asset retirement obligation, current portion                              43,000                    39,400
   Deferred income taxes, current                                           252,000                   342,000
                                                                       ------------              ------------

Total current liabilities                                                 5,211,395                 5,308,209
                                                                       ------------              ------------

Long-term liabilities
   Notes payable, net of current portion                                    454,167                   591,667
   Asset retirement obligation, net of current portion                      557,998                   447,253
   Deferred income taxes                                                  4,377,500                 3,786,000
                                                                       ------------              ------------

Total long-term liabilities                                               5,389,665                 4,824,920
                                                                       ------------              ------------

Stockholders' equity:

   Common stock, $.005 par value:
     Authorized: 50,000,000 shares
     Issued and outstanding: At December 31, 2007,
     and June 30, 2007, 7,259,622 shares                                     36,298                    36,298
   Capital in excess of par value                                         7,549,087                 7,501,789
   Accumulated other comprehensive loss                                     (95,799)                     --
   Retained earnings                                                      3,779,914                 3,468,086
                                                                       ------------              ------------

Total stockholders' equity                                               11,269,500                11,006,173
                                                                       ------------              ------------

Total liabilities and stockholders' equity                             $ 21,870,560              $ 21,139,302
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





                                             ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (Unaudited)


                                                                          Three Months Ended                 Six Months Ended
                                                                             December 31,                      December 31,
                                                                     ----------------------------      ----------------------------
                                                                         2007            2006             2007             2006
                                                                     -----------      -----------      -----------      -----------
Revenues:
   Oil and gas sales                                                 $ 1,364,775      $ 1,053,839      $ 2,585,597      $ 2,016,772
                                                                     -----------      -----------      -----------      -----------

Operating expenses:
   Oil and gas production                                                410,885          138,062          675,801          329,242
   Accretion, and depreciation,
     depletion and amortization                                          700,443          499,877        1,363,091          980,154
   Selling, general and administrative                                    63,429          150,930          228,011          548,395
                                                                     -----------      -----------      -----------      -----------

Total operating expenses                                               1,174,757          788,869        2,266,903        1,857,791
                                                                     -----------      -----------      -----------      -----------

Income from operations                                                   190,018          264,970          318,694          158,981

Other income (expenses)
   Interest and other income                                              21,382           14,469           96,418           35,886
   Interest and other expenses                                           (18,524)             (23)         (36,859)          (4,768)
   Gain (loss) on investments                                               --            228,160             --            490,696
   Gain on sale of equipment                                                --               --               --             12,000
                                                                     -----------      -----------      -----------      -----------

Total other income (expenses)                                              2,858          242,606           59,559          533,814
                                                                     -----------      -----------      -----------      -----------

Income before income taxes                                               192,876          507,576          378,253          692,795
Provision for income taxes                                               (30,654)        (161,000)         (66,425)         (75,000)
                                                                     -----------      -----------      -----------      -----------

Net income                                                           $   162,222      $   346,576      $   311,828      $   617,795
                                                                     ===========      ===========      ===========      ===========


Basic net income per share                                           $      0.02      $      0.05      $      0.04      $      0.09
                                                                     ===========      ===========      ===========      ===========

Diluted net income per share                                         $      0.02      $      0.05      $      0.04      $      0.08
                                                                     ===========      ===========      ===========      ===========

Weighted average number of  common shares outstanding
   used to calculate basic net income per share :                      7,259,622        7,144,898        7,259,622        7,144,898
Effect of dilutive securities:
   Equity based compensation                                              51,329          223,028           51,329          223,028
                                                                     -----------      -----------      -----------      -----------
Weighted average number of  common shares outstanding
   used to calculate diluted net income per share :                    7,310,951        7,367,926        7,310,951        7,367,926
                                                                     ===========      ===========      ===========      ===========

                             Unaudited Condensed Statements of Comprehensive Income
                          Three and Six Month Periods Ended December 31, 2007 and 2006

                                                                    Three Months Ended                Six Months Ended
                                                                        December 31,                    December 31,
                                                                 -------------------------       --------------------------
                                                                    2007            2006            2007             2006
                                                                 ---------       ---------       ---------        ---------

Net income                                                       $ 162,222       $ 346,576       $ 311,828        $ 617,795
Unrealized losses on available-for-sale securities,
 net of income tax of $48,872, and ($65,876), respectively          71,071            --           (95,799)            --
                                                                 ---------       ---------       ---------        ---------

Comprehensive income (loss)                                      $ 233,293       $ 346,576       $ 216,029        $ 617,795
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




                                         ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                        Six Months Ended December 31,
                                                                                      --------------------------------
                                                                                         2007                 2006
                                                                                      -----------          -----------

Cash Flows from Operating Activities:
-------------------------------------
   Net income                                                                         $   311,828          $   617,795
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Accretion and depreciation, depletion, and amortization                            1,363,092              980,154
     Deferred income taxes                                                                 66,376               75,000
     Amortization of deferred compensation                                                   --                119,233
     Compensation expense related to stock options granted                                 47,298               81,508
     Realized (gain) on marketable securities                                                --               (147,969)
     Unrealized (gain) on marketable securities                                              --               (342,728)
     Proceeds from sale of marketable securities                                             --                291,495
     (Gain) on sale of vehicle                                                               --                (12,000)
   Changes in assets and liabilities:
     Increase in current assets other than cash, cash equivalents,
        and short-term marketable securities                                             (236,839)          (1,188,281)
     Increase (decrease) in current liabilities other than notes payable
        and asset retirement obligation                                                   (10,414)          (1,405,612)
                                                                                      -----------          -----------

Net Cash Provided (Used) by Operating Activities                                        1,541,341             (931,405)
                                                                                      -----------          -----------

Cash Flows from Investing Activities:
-------------------------------------
   Additions to oil and gas properties                                                 (2,419,589)          (2,170,214)
   Purchase of securities                                                                (300,000)                --
   Producing oil and gas properties purchased                                                --                (89,061)
   Sale of property and equipment                                                            --                 12,000
                                                                                      -----------          -----------

Net Cash (Used) in Investing Activities                                                (2,719,589)          (2,247,275)
                                                                                      -----------          -----------

Cash Flows from Financing Activities:
-------------------------------------
   Proceeds from exercise of stock options                                                   --                 28,500
   Payment of long-term debt                                                             (137,500)                --
   Payment of cash dividends                                                                 --               (357,981)
                                                                                      -----------          -----------

Net Cash (Used) by Financing Activities                                                  (137,500)            (329,481)
                                                                                      -----------          -----------

Net (Decrease) in Cash and Cash Equivalents                                            (1,315,748)          (3,508,161)

Cash and Cash Equivalents, beginning of year                                            4,057,279            6,466,010
                                                                                      -----------          -----------

Cash and Cash Equivalents, end of year                                                $ 2,741,531          $ 2,957,849
                                                                                      ===========          ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest paid                                                                      $    36,859          $     4,768
                                                                                      ===========          ===========

Supplemental non-cash activity
------------------------------
   Decrease in fair value of marketable securities (net of
     income taxes of $65,876)                                                         $    95,799          $      --
   Increase in asset retirement obligation                                            $    95,973          $      --


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               5

                          ASPEN EXPLORATION CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                December 31, 2007


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

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes hereto included in the Company's Form 10-KSB for the year ended June 30, 2007 and in the Form 10-KSB itself.

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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Use of Estimates
----------------

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made. Actual results could differ from those estimates. The Company's significant estimates include estimated life of long-lived assets, use of reserves in the estimation of depletion of oil and gas properties, impairment of oil and gas properties, asset retirement obligation liabilities, and income taxes.

Investments in Debt and Equity Securities
-----------------------------------------

Prior to the beginning of the current fiscal year, the Company classified all investments as Trading Securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities were marked to market each period with the realized and unrealized gain or loss recorded in the statement of operations. The unrealized holding gain or loss at the date of the transfer (July 1, 2007), to the classification as available for sale, as described below, has already been recognized in earnings and shall not be reversed.

         -------------------------------

During the first quarter, management reassessed the appropriateness of the classification of the securities held, and determined that due to the sufficiency of the Company's cash flows to finance current operations and budgeted expenditures, the Company will hold investments until such time it determines there may be a need to sell those securities, or the company determines a sale to be in its best interest. Consequently, as of July 1, 2007, Management determined the securities are more appropriately classified as available for sale, and changes in the fair value of the securities are reported as a separate component of shareholders' equity until realized. Gains and losses are no longer a component of the Company's Statement of Operations.

At December 31, 2007, the fair value of securities available for sale was $1,258,810. The gross unrealized holding gain (loss) during the three and six months ended December 31, 2007, on securities still held as of December 31, 2007, was $119,943 and $(161,675), respectively.

Recent Accounting Pronouncements
--------------------------------

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning January 1, 2008 and the Company is evaluating the effects this pronouncement will have on the Company's financial statements.

In December 2007, FASB issued SFAS No. 160, which amends Accounting Research Bulletin (ARB) No. 51 and (1) establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, (2) provides guidance on accounting for changes in the parent's ownership interest in a subsidiary, and
(3) establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The amendments to ARB No. 51 made by SFAS No. 160 are effective for fiscal years (and interim period within those years) beginning on or after December 15, 2008. The Company is currently assessing the potential impact this statement on its financial statements.

         -------------------------------

Recent Accounting Pronouncements (Continued)

In January 2008, the SEC issued Staff Accounting Bulletin (SAB) No. 110, which amends SAB No. 107. In March 2005, the SEC issued Staff Accounting Bulletin
(SAB) No. 107 in which, among other matters, the Staff expressed its views regarding the valuation of share-based payment arrangements. Specifically, SAB No. 107 provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes-Merton model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data, information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data do become widely available. The Company does not expect the effects of this bulletin to have any affect on its financial statements at this time.


NOTE 3 - EQUITY COMPENSATION PLANS
         -------------------------

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

The Company currently has two share-based employee compensation plans, which are described in the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three and six months ended December 31, 2007 and 2006 of $23,649 and $47,298 and $27,000 and $81,508, respectively, to income from continuing operations and income before income taxes. This expense did not have a significant effect on diluted earnings per share for the quarter, or year-to-date periods ended December 31, 2007 and 2006.


NOTE 4 - INCOME TAXES
         ------------

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

NOTE 5 - CONTINGENCIES AND DRILLING COMMITMENTS
         --------------------------------------

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

In March or April, 2008, Aspen is scheduled to acquire a 12-square mile 3D-seismic survey directly south of Aspen's successful West Grimes project in Colusa County, California. The new Strain Ventures project encompasses parts of the West Grimes and Buckeye Gas Fields, and includes a sparsely drilled area west of these fields. Aspen anticipates several prospects will be identified on the new 3D-survey, some of which may be scheduled for drilling in the fall of 2008. Aspen has a 32% working interest in the Strain Ventures project.

Aspen has agreed to participate in a new exploration program operated by a third party in the Malton area in Glenn and Tehama Counties, California. This area is east of Aspen's Malton project. Several prospects have been identified by the Operator in this area, and drilling is scheduled to begin in Spring, 2008. Aspen has agreed to acquire a non-operated, 7% Working Interest in the project.

         --------------------------------------

Aspen plans to drill one additional well in its Johnson Unit of the Malton Field. The Johnson 13 well targets a prolific Forbes Formation objective that appears to be fault separated from other wells in the unit. Aspen has a 31% working interest in the unit. To the extent that Aspen has available capital and has identified other appropriate drilling or exploration opportunities, Aspen may participate in the drilling of additional wells.

For the period January 1 through June 30, 2008, Aspen estimates that Aspen's share of seismic acquisition, drilling, and completion costs will be as follows. This does not include the share that Aspen may bill to other working interest participants where Aspen operates the wells. We also may incur expenses in connection with our Poplar Field prospect in Montana, but these have not yet been quantified.

                                        3D-Seismic                                              Completion &
Area                                    Acquisition          Wells          Drilling Costs     Equipping Costs          Total
----------------------------------     --------------    --------------     --------------    -----------------     --------------

West Grimes Gas Field
Colusa County, CA                           $200,000           0                 $   --               $   --         $    200,000

Malton Gas Field
Glenn and Tehama Counties, CA                150,000           6                  375,000              200,000            725,000

Cache Creek Gas Field
Yolo County, CA                                    -           1                  125,000               50,000            175,000
                                       --------------    --------------     --------------    -----------------     --------------

Total Expenditure                           $350,000           7                 $500,000             $250,000         $1,100,000
                                       ==============    ==============     ==============    =================     ==============



NOTE 6 - LONG-TERM DEBT
         --------------

In January 2007, the Company borrowed $600,000 from Wells Fargo Bank, NA pursuant to a promissory note payable over thirty-six months to partially finance the acquisition of the Poplar Field in northern Montana. Interest on the note is charged at LIBOR plus 2.25%. We subsequently entered into an interest rate swap agreement with Wells Fargo Bank, which fixes the interest rate on the note at 5.85%. Principal of $16,667 plus interest payments are due monthly through January 15, 2010. As collateral for this indebtedness, we granted the bank a security interest on our Accounts Receivables. At December 31, 2007 the outstanding balance on the note was $416,667, of which $200,000 is classified as current.

The Wells Fargo note contains restrictive covenants which, among other things, require us to maintain a certain "Net Worth" defined as total stockholder's equity of not less that $9,000,000 at any time, net income after taxes not less than $1,000 on an annual basis and an EBITDA ratio, as defined.

In February 2007, as part of the Poplar acquisition, Aspen agreed to be responsible for 12.5% of a $3,000,000 loan obtained by Nautilus in connection with the purchase of the Poplar Field assets. Nautilus Poplar, LLC obtained the loan from the Jonah Bank of Wyoming, as lender. Aspen's share of this loan is $375,000 plus interest at a rate of 9.0%, and Aspen is subject to the repayment schedule that Nautilus Poplar negotiated and to the other terms and conditions of the loan agreement as fully as if Aspen were a party to the loan agreement. Aspen's share of principal payments of $6,250 plus interest is due monthly through February 25, 2009. At December 31, 2007, the outstanding balance was $312,500, of which $75,000 is classified as current.

PAGE>



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The following discussion provides information on the results of operations for the periods ended December 31, 2007 and 2006 and our financial condition, liquidity and capital resources as of December 31, 2007 and June 30, 2007. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

We are currently the operator of 64 gas wells in the Sacramento Valley of northern California. Additionally, we have a non-operated interest in 22 gas wells in the Sacramento Valley of northern California and non-operating working interest in approximately 27 oil wells in Montana. When appropriate we may engage in business activities related to the exploration and development of other minerals and resources.

Where possible, we attempt to be the operator of each property in which we invest. We believe that our knowledge of drilling and operating wells in the Sacramento Valley allows us to maximize the potential return of each property. In addition, the other working interest owners are obligated to pay us fees pursuant to the "overhead reimbursement" provisions of the COPAS Accounting Procedures which are included as an attachment to the operating agreements. These accounting procedures define the overhead expenses that are charged to the joint accounts and permit us to charge some expenses (such as "salaries, wages and Personal Expenses of Technical Employees directly employed on the Joint Property" and drilling expenses) directly to the joint interest owners. In almost all cases, Aspen also charges a general monthly producing overhead rate per well. We do not recognize these fees received from the joint interest owners as revenues; rather they are offset against (and are a deduction from) our general and administrative expenses as reflected in our statement of operations. During the three and six months ended December 31, 2007, these administrative charges to the properties helped cover approximately 72% and 58% of our selling, general and administrative expenses as compared to 47% and 30% for the same periods of the 2006 fiscal year due primarily to decreases in the issuance of equity instruments as compensation for services, while management fees increased 24% and 36%, respectively. Management fees as a percentage of our selling, general and administrative expenses ("SG&A") increased 25% for the period ending December 31, 2007 compared to 2006 because the company operated 9 more wells than in the prior period.

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

To manage commercial risk, we may use financial tools to hedge the price we will receive for our product. The primary purpose of hedging is to provide adequate return on our investments, grow our reserves while leaving as much commodity price upside as possible. We have done so through a contract with Enserco Energy, Inc., since November 1, 2005. Under the current renewal of that contract, we were contractually obligated to deliver 2,000 MMBTU per day at $7.65 per MMBTU through October 31, 2007, and then $9.02 per MMBTU through March 31, 2008. These contracts were designated as normal sales contracts.

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

During the first six months of our 2008 fiscal year, we used approximately $1.3 million of cash in our operations, investing activities and financing activities as compared to $3.5 million during the same period of our 2007 fiscal year. The most significant change resulting in the lower amount of cash used was a change in cash flows from operations as described in the next paragraph. We used about $475,000 more cash in investing activities during the six months ended December 31, 2007 than during the prior year, but we used significantly less cash in financing activities during the six months ended December 31, 2007 as compared to the same period of our prior fiscal year.

We generated cash of $1.5 million from operations for the six months ended December 31, 2007, as compared to $931,405 cash used in operating activities for the six months ended December 31, 2006. This positive change of approximately $2.5 million was primarily due to an increase in income from operations of approximately $160,000 (as discussed below in results of operations), and a use of cash to retire current liabilities ($1.4 million used during the period ending December 31, 2006 compared to $10,000 in the same period in our current fiscal year). The increase in cash used to pay current liabilities during the period impacts cash flows immediately in that less cash was used in the period to satisfy those liabilities; however, the increase is due to the timing of payments, and cash will be used to satisfy those liabilities in the near term. In addition, there was less of an increase in accounts receivable ($237,000 in 2007 compared to $1.2 million in 2006).

Investing activities used cash to increase capitalized oil and gas costs of $2.4 million for the six months ending December 31, 2007 as compared to $2.1 million in the six months ended December 31, 2006. These expenditures are net of the sale of interests in wells to be drilled charged to third party investors. In addition, we invested $300,000 in municipal bonds in the current period.

Our working capital surplus (current assets less current liabilities) at December 31, 2007, was $1.2 million, which reflects a $894,000 decrease from our working capital at June 30, 2007. As detailed above, this decrease was due primarily to our negative cash flow of more than $1.3 million during the period as described in our statements of cash flows. Aspen has just finished a large drilling program (which is typical for the period for April - November), which required large expenditures classified as investing activities. This program resulted in increased production, which together with Aspen's existing production is generating about $400,000 per month net to Aspen. As Aspen will not be engaging in significant drilling operations during the January - March period and Aspen expects that it will continue to receive production revenues at rates at least similar to prior quarters, Aspen expects that its cash position and working capital will increase during the winter months of 2008 because of less drilling activity. This has historically been the pattern of Aspen's available cash resources.

Planned Oil and Gas Operations
------------------------------

We are in the planning stage for our oil and gas operations that are anticipated to occur during the last half of our fiscal 2008 (ending June 30, 2008). We intend to participate in a 3-Dimensional seismic survey in the Strain Ventures prospect in our West Grimes gas field. We are also planning to participate in the drilling of several gas wells. Our planning is still at an early stage, and the estimates set forth below are merely estimates based on the best information we currently have. As is typically the case with oil and gas operations, drilling a well may provide us better information about the location for and costs of subsequent wells in the same area. In addition, better opportunities may present themselves to us, causing us to defer anticipated drilling for these other opportunities. The following table sets forth our share of the estimated costs to complete this program:

                                        3D-Seismic                                          Completion &
Area                                    Acquisition        Wells         Drilling Costs    Equipping Costs        Total
----------------------------------     -------------    -------------    -------------    -----------------    -------------

West Grimes Gas Field
Colusa County, CA                          $200,000          0               $  --                $    --       $   200,000

Malton Gas Field
Glenn and Tehama Counties, CA               150,000          6                375,000              200,000          725,000

Cache Creek Gas Field
Yolo County, CA                                   -          1                125,000               50,000          175,000
                                       -------------    -------------    -------------    -----------------    -------------

Total Expenditure                          $350,000          7               $500,000             $250,000       $1,100,000
                                       =============    =============    =============    =================    =============


We also may incur expenses in connection with our Poplar Field prospect in Montana, but these have not yet been quantified. We anticipate that our existing working capital and anticipated cash flow from operations and future successful drilling activities will be sufficient to finance our drilling and operating expenses estimated in the foregoing table and as we may otherwise plan for the next twelve months. Based on national and international concerns, we anticipate that our gas production will continue to provide us with sufficient cash flow through our current fiscal year and beyond. As discussed herein, this is dependent, in part, on maintaining or increasing our level of production and the national and world market maintaining its current prices for our gas production.






If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of planned future completion and pipeline costs.

Results of Operations
---------------------

December 31, 2007 Compared to December 31, 2006
-----------------------------------------------

The following table sets forth certain items from our Condensed Consolidated
Statements of Operations as expressed as a percentage of total revenues, shown for the six months of fiscal 2007 and 2006:

                                                                                 For the Six Months Ended
                                                                      -------------------------------------------
                                                                       December 31, 2007       December 31, 2006
                                                                      -------------------     -------------------

   Total Revenues                                                                 100.0%                  100.0%

   Oil and Gas Production Costs                                                    26.1%                   16.3%
                                                                      -----------------     -------------------

   Gross Profit                                                                    73.9%                   83.7%
                                                                      -----------------     -------------------

   Cost and Expenses
      Depreciation and depletion                                                   52.7%                   48.6%
      Selling, general and administrative                                           8.8%                   27.2%
                                                                      -----------------     -------------------

   Total Cost and Expenses                                                         61.5%                   75.8%
                                                                      -----------------     -------------------

   Income from Operations                                                          12.4%                    7.9%
                                                                      -----------------     -------------------

   Other Income and Expenses                                                        2.4%                   26.6%

   Income Before Income Taxes                                                      14.6%                   34.3%

   Provision for Income Taxes                                                      -2.6%                   -3.7%
                                                                      -----------------     -------------------

   Net Income                                                                      12.0%                   30.6%
                                                                      =================     ===================







To facilitate discussion of our operating results for the six months ended
December 31, 2007 and 2006, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                                   Comparison of the Fiscal Six
                                                      Months Ended December,                  Increase (Decrease)
                                                   -----------------------------         ------------------------------
                                                      2007               2006              Amount            Percentage
                                                   ----------         ----------         ----------          ----------
Revenues:
   Oil and gas sales                               $2,585,597         $2,016,772         $  568,825                  28%
                                                   ----------         ----------         ----------          ----------

Cost and Expenses:
   Oil and gas production                             675,801            329,242            346,559                 105%
   Depreciation and depletion                       1,363,091            980,154            382,937                  39%
   Selling, general and administrative                228,011            548,395           (320,384)               -58%
                                                   ----------         ----------         ----------          ----------

Total Costs and Expenses                            2,266,903          1,857,791            409,112                  22%
                                                   ----------         ----------         ----------          ----------

Net Operating Income                               $  318,694         $  158,981         $  159,713                 100%
                                                   ==========         ==========         ==========          ==========

In general, our operations have been adversely affected by increasing costs of production and accretion, depletion, depreciation, and amortization; however, the recent increase in oil and gas prices and production have produced positive results for the six months ended December 31, 2007. As noted, oil and gas prices are subject to national and international pressures, and Aspen has no control over those prices.

For the six months ended December 31, 2007, our operations continued to be focused on the production of oil and gas, in California and Montana. Our gas production increased from 314,394 MMBTU sold during the six months ending
December 31, 2006, to 332,339 MMBTU sold in the current period (an increase of approximately 6%). Prices received also increased approximately 3% over the same period last fiscal year. As a result of our increased production and prices during the first six months of our 2008 fiscal year, and the acquisition of oil properties in Montana, our revenues from oil and gas sales increased during the 2008 period by approximately $600,000 from approximately $2 million to approximately $2.6 million.

Oil and gas production costs increased by more than double in the six months ended December 31, 2007, as compared to the same period in 2006, from approximately $329,000 to almost $676,000. The increase can be attributed to the addition of gas wells, and our percentage working interests in these wells were somewhat higher than the average of wells owned at December 31, 2006.
Additionally, all of the costs for the service companies who perform work on Aspen's wells have increased dramatically. Aspen is attempting to address these costs, but these costs are driven by market conditions and Aspen's ability to control these costs is minimal. Generally the costs increase as prices received for oil and natural gas increase, but costs may increase more quickly than the prices received.

Depletion, depreciation and amortization expense increased 39%, from approximately $980,000 for the six months ended December 31, 2006 as compared to more than $1.36 million during the 2007 period. This increase was the result of increased investments in oil and gas activities, which resulted in the higher total depletion taken. Depletion expense per equivalent unit of production
(MCFe) was $3.70 and $3.05 for the six months ending December 31, 2007 and 2006, respectively.

When the Company acts as operator for our producing wells, we receive management fees for these services, which serve to offset our SG&A expenses. When comparing
SG&A for the first quarter of 2007 and 2006, costs decreased by $236,000, or 30%, due primarily to decreases in the issuance of equity instruments as compensation for services, while management fees increased 36%. Management fees as a percentage of SG&A increased 96% for the period ending December 31, 2007 compared to 2006.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This ratio coverage of general and administrative costs increased from approximately 30% during the six months ended December 31, 2006 to approximately 58% at December 31, 2007.





                                                        December 31,        December 31,
                                                           2007                 2006
                                                        ----------           -----------

Management fees                                          $316,565             $231,942
Selling, general and administrative (SG&A)                544,576              780,337
Management fees as a percentage of SG&A                      58.1%                29.7%


Central to an understanding of our financial statements for the six months operations ended December 31, 2007 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

                                Gas               MMBTU           Price/      Oil & NGL            Bbls            Price/
                               Sales              Sold            MMBTU         Sales              Sold              Bbl
                             ----------        ----------        --------     ----------        ----------        ---------

       2008
----------------
   1st Quarter               $1,057,907           170,058        $   6.22     $  162,915             2,256        $   72.21
   2nd Quarter                1,132,137           162,281            6.98        232,638             2,856            81.44
                             ----------        ----------        --------     ----------        ----------        ---------

   Year to date               2,190,044           332,339            6.59        395,553             5,112            77.37
                             ----------        ----------        --------     ----------        ----------        ---------

June 30, 2007
   lst Quarter                  958,171           158,391            6.05          4,762                67        $   71.07
   2nd Quarter                1,051,640           156,003            6.74          2,198                31            70.90
   3rd Quarter                1,239,895           173,623            7.14        104,896             1,831            57.29
   4th Quarter                  936,122           143,540            6.52        120,547             2,057            58.60
                             ----------        ----------        --------     ----------        ----------        ---------

June 30, 2007                $4,185,828           631,557        $   7.00     $  232,403             3,986        $   58.30
                             ----------        ----------        --------     ----------        ----------        ---------


Six-Month Change
----------------
   Amount                    $  180,233        $   17,945        $   0.20     $  388,593        $    5,014        $    6.35
   Percentage                       9.0%              5.7%           3.1%         5583.2%           5116.8%            8.9%

Oil and gas revenue and volumes sold of our product have shown an increase over the six months of fiscal 2008. As the table above notes, gas revenue has increased approximately 9% when comparing the six-month periods ended December 31, 2007 and 2006. Volumes sold increased approximately 5.7%, while the price received for our gas product increased 3%. The significant increase in oil revenue is due to the acquisition of working interests in approximately 27 wells in Montana in the third quarter of fiscal 2007.

Contractual Obligations
-----------------------

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

We expect to have sufficient gas available for delivery to Enserco from anticipated production from our California fields. Aspen's sales of natural gas under the contracts qualify for the "Normal Purchases and Normal Sales" exception in paragraph 10(b) of FAS 133. The contract is a normal industry sales contract that provides for the sale of gas over a reasonable period of time in the normal course of business.

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

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. Aspen has not recognized any write-downs of the full cost pool during the first six months of 2008 or the comparable period in 2007.

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

Accounts Receivable
-------------------

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known; however, no allowance is recorded for the period ending December 31, 2007, as all receivables are expected to be collected in full.

Investments in Debt and Equity Securities
-----------------------------------------

Prior to the beginning of the current fiscal year, the Company classified all investments as Trading Securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities were marked to market each period with the realized and unrealized gain or loss recorded in the statement of operations. During the current quarter, management reassessed the appropriateness of the classification of the securities held, and determined that due to the sufficiency of cash flows to finance current operations and budgeted expenditures, the Company will hold investments until such time it determines there may be a need to sell those securities. As of July 1, 2007, Management determined the securities are more appropriately classified as available for sale, and changes in the fair value of the securities are reported as a separate component of shareholders' equity until realized. The securities were transferred from the trading category, and as such, the unrealized holding gain or loss at the date of the transfer has already been recognized in earnings and shall not be reversed.

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

Deferred Taxes
--------------

Deferred income taxes have been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." For the period ended December 31, 2007 the Company recorded income tax provision of $66,425. Projections of future income taxes and their timing require significant estimates with respect to future operating results. Accordingly, the net deferred tax liability is continually re-evaluated and numerous estimates are revised over time. As such, the net deferred tax liability may change significantly as more information and data is gathered with respect to such events as changes in commodity prices, their effect on the estimate of oil and gas reserves, and the depletion of these long-lived reserves.

Off Balance Sheet Arrangements
------------------------------

We have no off balance sheet arrangements and thus no disclosure is required.

Other Developments
------------------

During early November 2007, the Delta Farms #10 well, located in the Butte Sink Gas Field, Colusa County, California, was directionally drilled to a depth of 5,600 feet and encountered over 100 feet of potential gross gas pay in several intervals in the Forbes and Kione formations. Production casing was run based on favorable mud log and electric log responses. Gas sales commenced on November 28, 2007 and is currently producing at a rate of about 250 MCF per day. Aspen has additional potential locations based on 3-D seismic data and well control on its 1,000 acre leasehold in this field. Aspen owns a 38% operated working interest before payout and a 44.3% working interest after payout in this well.

As noted in the Company's Form 8-K, filed on January 16, 2008, the Board of Directors of Aspen Exploration Corporation appointed R.V. Bailey, currently vice president and chairman of Aspen's Board of Directors, as Aspen's interim chief executive officer, and Kevan B. Hensman, currently a director of Aspen, as Aspen's interim chief financial officer. The Board also changed Mr. Bailey's title to vice president of exploration and administration, and appointed Mr. Hensman as vice president of operations and finance. These changes were made because Robert A. Cohan, President of Aspen who formerly held those positions, has been stricken by a stroke. Mr. Cohan is still participating in Aspen as a member of the board of directors and will work with Messrs. Bailey and Hensman and Aspen's consultants, as he is able, to ensure that Aspen's oil and gas operations continue. The board of directors has determined that these appointments are temporary until such time as Mr. Cohan is able to resume his duties.

Forward Looking Statements
--------------------------

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

These items are discussed at length in Aspen's Form 10-KSB filed with the Securities and Exchange Commission, under the heading "Risk Factors" in the section titled "Management's Discussion and Analysis of Financial Condition or Plan of Operation." No material changes are have been noted as of the filing of this 10-QSB.


Item 3. CONTROLS AND PROCEDURES

As of December 31, 2007, we have carried out an evaluation under the supervision of, and with the participation of our interim Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended.

Based on the evaluation as of December 31, 2007, our interim Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS


Exhibit No.   Document
-------------------------------------------------------------------------------
     31       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
              of 2002.

     32 Certification Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                                ASPEN EXPLORATION CORPORATION




Date:  February 11, 2008                        /s/ R.V. Bailey
                                                -------------------------------
                                                R.V. Bailey, interim Chief
                                                Executive Officer
                                                (principal executive
                                                officer)