Form 10-Q
period 2008-09-30
ASPEN EXPLORATION CORP
filed 2008-11-14
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________ Commission File Number 0-9494 ASPEN EXPLORATION CORPORATION (Exact Name of Aspen as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 208, 2050 S. Oneida St.,
Denver, Colorado	80224-2426
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (303) 639-9860

Indicate by check mark whether Aspen (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   þ   No      o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o(Do not check if a smaller reporting company)	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Noþ

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class		Outstanding at November 14, 2008
Common stock, $.005 par value		7,259,622

	1

Part One. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,748,667	$1,595,150
Marketable securities	410,673	930,818
Accounts and trade receivables	1,770,131	2,287,519
Other current assets	41,244	39,474

Total current assets	3,970,715	4,852,961

Property and equipment
Oil and gas property	23,719,323	23,677,355
Support equipment	183,374	183,374

	23,902,697	23,860,729
Accumulated depletion and impairment - full cost pool	(10,994,466)	(10,479,466)
Accumulated depreciation - support equipment	(75,889)	(70,570)

Net property and equipment	12,832,342	13,310,693

Other assets:
Deposits	263,650	263,650
Deferred income taxes	1,488,500	1,573,500

Total other assets	1,752,150	1,837,150

Total assets	$18,555,207	$20,000,804

(Statement Continues)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	June 30,
	2008	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,468,345	$2,260,611
Other current liabilities and accrued expenses	494,655	620,875
Notes payable - current portion	453,180	475,000
Asset retirement obligation, current portion	40,200	56,400
Deferred income taxes, current	-	122,000

Total current liabilities	2,456,380	3,534,886

Long-term liabilities
Notes payable, net of current portion	66,667	116,667
Asset retirement obligation, net of current portion	605,800	675,955
Deferred income taxes	3,873,500	3,971,500

Total long-term liabilities	4,545,967	4,764,122

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At September 30, 2008,
and June 30, 2008, 7,259,622 shares	36,298	36,298
Capital in excess of par value	7,676,458	7,676,458
Accumulated other comprehensive loss	(545,775)	(281,849)
Retained earnings	4,385,879	4,270,889

Total stockholders' equity	11,552,860	11,701,796

Total liabilities and stockholders' equity	$18,555,207	$20,000,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Revenues:
Oil and gas sales	$1,293,117	$1,220,822

Operating expenses:
Oil and gas production	404,692	264,916
Accretion, and depreciation,
depletion and amortization	532,319	662,648
Selling, general and administrative	206,540	164,582

Total operating expenses	1,143,551	1,092,146

Income from operations	149,566	128,676

Other income (expenses)
Interest and other income	7,060	75,036
Interest and other (expenses)	(17,573)	(18,335)
Gain (loss) on investments	12,050	-

Total other income (expenses)	1,537	56,701

Income before income taxes	151,103	185,377
Provision for income taxes	(36,113)	(35,771)

Net income	$114,990	$149,606

Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.01	$0.02

Weighted average number of common shares outstanding
used to calculate basic net income per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	873,527	70,185
Weighted average number of common shares outstanding
used to calculate diluted net income per share :	8,133,149	7,329,807

Unaudited Condensed Statements of Other Comprehensive Income
Three Month Periods Ended September 30, 2008 and 2007
	Three Months Ended
	September 30,
	2008	2007

Net income	$114,990	$149,606
Unrealized losses on available-for-sale securities,
net of income tax of $174,005 and $112,635, respectively.	(261,025)	(166,870)

Other Comprehensive (loss)	$(146,035)	$(17,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$114,990	$149,606
Adjustments to reconcile net income to net cash provided
by operating activities:
Accretion and depreciation, depletion, and amortization	532,319	662,648
Deferred income taxes	36,104	35,748
Compensation expense related to stock options granted	-	23,649
Realized (gain) on marketable securities	(12,050)	-
Changes in assets and liabilities:
(Increase) decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	515,618	(455,293)
Increase (decrease) in current liabilities other than notes payable
and asset retirement obligation	(918,486)	662,607

Net Cash Provided by Operating Activities	268,495	1,078,965

Cash Flows from Investing Activities:
Additions to oil and gas properties	(140,323)	(1,623,949)
Sales of securities	97,165	-
(Purchases) of securities	-	(300,000)

Net Cash (Used in) Investing Activities	(43,158)	(1,923,949)

Cash Flows from Financing Activities:
Payment of long-term debt	(71,820)	(62,500)

Net Cash (Used in) Financing Activities	(71,820)	(62,500)

Net Increase (Decrease) in Cash and Cash Equivalents	153,517	(907,484)

Cash and Cash Equivalents, beginning of year	1,595,150	4,057,279

Cash and Cash Equivalents, end of year	$1,748,667	$3,149,795

Supplemental disclosures of cash flow information:
Interest paid	$17,573	$18,335

Supplemental non-cash activity
Increase (decrease) in asset retirement obligation	$(86,355)	$44,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Aspen Exploration Corporation (the Company) are unaudited. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation for the interim period.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes hereto included in the Company’s Form 10-KSB for the year ended June 30, 2008.

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis” located elsewhere herein regarding the Company’s financial position and liquidity, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-Q in conjunction with the forward-looking statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made. Actual results could differ from those estimates. The Company’s significant estimates include the carrying value of our oil and gas property, estimated life of long-lived assets, use of reserves in the estimation of depletion of oil and gas properties, impairment of oil and gas properties, asset retirement obligation abilities, and income taxes.

Cash and Cash Equivalents

For purposes of the Consolidated Balance Sheets and Statements of Cash Flows, we consider all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents.

Investments in Debt and Equity Securities

The Company classifies all investments as available for sale securities in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Changes in the fair value of the securities are reported as a separate component of shareholders’ equity until realized.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property

We utilize the full cost method of accounting for costs related to our oil and gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized oil and gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the ceiling.

Oil and Gas Reserves

The determination of depreciation and depletion expense as well as ceiling test write-downs, if any, related to the recorded value of our oil and gas properties are highly dependent on the estimates of the proved oil and gas reserves attributable to these properties. Oil and gas reserves include proved reserves that represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond our control. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered and the corresponding lifting costs associated with the recovery of these reserves. Our oil and gas reserves are based on estimates prepared by an independent petroleum engineering firm.

Asset Retirement Obligations

We have obligations related to the plugging and abandonment of our oil and gas wells, the removal of equipment and facilities, and returning the land to its original condition. SFAS No. 143, “Accounting for Asset Retirement Obligations” requires that we estimate the future cost of this obligation, discount this cost to its present value, and record a corresponding asset and liability in our Consolidated Balance Sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash expenditures, and inflation rates. The nature of these estimates requires us to make judgments based on historical experience and future expectations related to timing. We review the estimate of our future asset retirement obligations quarterly. These quarterly reviews may require revisions to these estimates based on such things as changes to cost estimates or the timing of future cash outlays. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the related capitalized asset and corresponding liability on a prospective basis. Revisions for the quarter ending September 30, 2008 resulted in a decrease in asset retirement obligations and the related asset of approximately $98,000.

We recognize two components on our consolidated statement of operations; accretion of asset retirement obligations and asset retirement expense. Accretion of asset retirement obligation reflects the periodic accretion of the present value of future plugging and abandonment costs. Asset retirement expense reflects the actual current period gains and losses on plugging and abandonment costs relative to previously estimated future costs.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Earnings Per Share

Our earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options.

Equity Compensation Plans

At September 30, 2008, the Company had three share-based employee compensation plans, which are described in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. No compensation expense related to our equity compensation plans was recognized in the current quarter.

Off Balance Sheet Transactions, Arrangements, or Obligations

We have no material off balance sheet transactions, arrangements or obligations.

Recent Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) No. 133-1 and FIN 45-4 to amend SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We do not expect the adoption of this FSP to have a material effect on our financial statements and related disclosures. This FSP is effective for financial statements issued for reporting periods (annual or interim) ending after November 15, 2008, with early application encouraged.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the periods ending September 30, 2008 and 2007 consists of unrealized losses on available-for-sale securities. Changes in accumulated other comprehensive loss for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007

Accumulated other comprehensive loss, July 1	$(281,849)	$-
Unrealized losses on available-for-sale securities, net	(261,025)	(166,870)
Less: reclassification adjustment for gains realized in net income	(2,901)	-

Accumulated other comprehensive loss, September 30	$(545,775)	$(166,870)

NOTE 4 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, “Effective Date of FASB Statement No. 157,” which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of donation, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2009) consist of available for sale securities based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in fiscal 2010) generally consist of assets held for sale. The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2009 years.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2008 are as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$410,673	$410,673	$-	$-

Notes payable	$519,847	$-	$519,847	$-

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion provides information on the results of operations for the periods ended September 30, 2008 and 2007 and our financial condition, liquidity and capital resources as of September 30, 2008 and June 30, 2008. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The profitability of our operations in any particular accounting period will be directly related to the realized prices of oil and gas sold, the type and volume of oil and gas produced and the results of development, exploitation, acquisition, and exploration activities, and the other factors set forth in this report and in our report on Form 10-KSB for the year ended June 30, 2008. The realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by world supply and demand. The aggregate amount of oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. Since we have not drilled any wells during the current fiscal year to replace any reserves produced, our production volumes are decreasing in accordance with the decline curves typically associated with our existing wells. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

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

We are currently the operator of 67 gas wells in the Sacramento Valley of northern California. Additionally, we have a non-operated interest in 26 gas wells in the Sacramento Valley of northern California and non-operating working interest in approximately 37 oil wells in Montana. When appropriate we may engage in business activities related to the exploration and development of other minerals and resources. We recompleted eight wells in September 2008 in an effort to improve their productivity and extended the terms of two leases. At the present time, we are not engaged in any drilling operations or acreage acquisition programs nor have we drilled any new wells in our current fiscal year.

In the past, where possible we attempted to be the operator of each property in which we invest. Currently, we are operating 67 gas wells using the services of a consultant. As operator, the other working interest owners are obligated to pay us fees pursuant to the “overhead reimbursement” provisions of the COPAS Accounting Procedures which are included as an attachment to the operating agreements. These accounting procedures define the overhead expenses that are charged to the joint accounts and permit us to charge some expenses (such as “salaries, wages and Personal Expenses of Technical Employees directly employed on the Joint Property” and drilling expenses) directly to the joint interest owners. In almost all cases, Aspen also charges a general monthly producing overhead rate per well. We do not recognize these fees received from the joint interest owners as revenues; rather they are offset against (and are a deduction from) our general and administrative expenses as reflected in our statement of operations. During the three months ended September 30, 2008, these administrative charges to the properties helped cover approximately 40% of our selling, general and administrative expenses as compared to 47% for the same period of the 2007 fiscal year due primarily to increases in consulting, accounting, and legal service charges, while management fees decreased 9%.

As announced in September 2008, our board of directors has decided to investigate strategic alternatives for Aspen, including the possibility of selling our assets or considering another appropriate merger or acquisition transaction for several reasons, including:

  the disproportionate cost of Aspen’s general and administrative expenditures required as a result of compliance with the Securities Exchange Act of 1934, as amended (including the requirements of the Sarbanes-Oxley Act of 2002) when compared to Aspen’s revenues and net income;
  the board of directors’ belief that the market price of Aspen common stock does not adequately reflect the inherent value of Aspen’s producing oil and gas assets and undeveloped acreage, and thus the board of directors does not believe that a transaction based on the value of Aspen’s common stock would be in the best interest of Aspen’s shareholders; and
  the likelihood that Aspen’s president will be unable to resume his former role and responsibilities and oversee Aspen’s day-to-day operations due to the effects of the stroke he suffered in January 2008;

We opened a data room in Santa Barbara, California, at which persons interested in acquiring our assets or Aspen itself are able to review a significant amount of information about Aspen and its properties. Aspen retained Brian Wolf, a California-licensed mineral, oil and gas broker and consulting geologist, to assemble and operate the data room for Aspen. A number of companies have reviewed the information in the data room, but no company has made any offer for an asset acquisition, merger, or other business combination. We cannot offer any assurance that it will receive an acceptable offer from any person for an asset acquisition, merger, or other business combination. Further, Aspen may later determine that it is in the best interest of its shareholders to investigate other forms of business alternatives or to continue and expand existing business operations with existing or new management. In the meantime, Aspen has been carrying on its business operations in the normal course, although we have not commenced or completed any drilling operations and, therefore, our reserve base is depleting.

Outlook and Trends

Total production for the year depends on a variety of factors set forth herein and in our Form 10-KSB for the year ended June 30, 2008. Over the past five years we have been able to replace the majority of our produced reserves and maintain our yearly natural gas production through the drilling of new wells and the acquisition of producing properties which have offset the oil and gas we produce although we were not able to do so during our 2008 fiscal year due to significantly less discoveries than in recent years. We have suspended our oil and gas drilling and acquisition activity due to our efforts to investigate the sale of our assets or another business combination.

Management uses the measurement of our produced reserves to help measure the success of our exploration and development activity. Where reserves are replaced in an amount greater than production, it is a sign that we are continuing our exploration and development activity successfully. A one-year decline (as occurred during our fiscal 2008) or increase may not be important to investors, but seeing a decline or increase over a several year period is a trend worthy of noting, both internally by management and externally by investors. Management expects that the decline will continue through at least the first half of our fiscal 2009 (which ends December 31, 2008) as management continues its investigation of a sale of our assets or completing another business combination. If we decide not to pursue an asset sale or business combination (if any is proposed), we will have to consider recommencing our oil and gas activities during the second half of our fiscal year 2009. If we pursue this alternative course, this will require that we reconstitute our management team or expand our use of consultants.

Quantitative and Qualitative Disclosure About Risk

Our ability to replace reserves, dissipated through production or recalculation, will depend largely on how successful our drilling and acquisition efforts will be in the future. While we cannot predict the future, our historic success drilling ratio over the past seven years has been 84%. With the use of 3-D seismic and well control data, interpreted by our geological and geophysical consultants, we feel we can manage our dry hole risk adequately. However, as noted above, we have suspended our oil and gas exploration and acquisition activities except that we did extend the terms of two of our existing leases.

The prices that we receive for the oil and natural gas (including natural gas liquids) produced are impacted by many factors that are outside of our control. Historically, these commodity prices have been volatile and we expect them to remain volatile. Prices for oil and natural gas are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, the world political situation, basis differentials and other factors. As a result, we cannot accurately predict future natural gas and NGL (natural gas liquids) prices, and therefore, we cannot determine what effect increases or decreases in production volumes will have on future revenues. The average price we received during the first quarter of 2009 for our natural gas was approximately $8.33 per MMBTU as compared to $6.22 per MMBTU during the same period of the prior year. In order to reduce the risk of natural gas price fluctuations, we have entered into a series of gas sales contracts with Enserco and Calpine as described below under “Contractual Obligations.”

On regulatory and operational matters, we actively manage our exploration and production activities. We value sound stewardship and strong relationships with all stakeholders in conducting our business. We attempt to stay abreast of emerging issues to effectively anticipate and manage potential impacts to our operations.

Liquidity and Capital Resources

We have historically financed our operations with internally generated funds and limited borrowings from banks and third parties, and farmout arrangements, which permit third parties (including some related parties) to participate in our drilling prospects. During the year ended June 30, 2007, we borrowed $600,000 to purchase an interest in the Poplar Field and became obligated for $375,000 indebtedness as part of that purchase.

Our principal uses of cash are for operating expenses, the acquisition, drilling, completion and production of prospects, the acquisition of producing properties, working capital, servicing debt and the payment of income taxes.

To illustrate the changes in our cash flows for the period, all amounts presented are approximate. During the first three months of our 2009 fiscal year, we increased our cash by $153,500 from our operating, investing and financing activities as compared to using $907,500 during the same period of our 2008 fiscal year. In part this increase was due to higher prices received for the sales of our oil and gas production and due to the fact that we did not commence any drilling operations during the period.

We generated cash of $268,500 from operations for the three months ended September 30, 2008, as compared to $1.08 million in cash generated from operating activities for the three months ended September 30, 2007. This decrease of approximately $800,000 was primarily due to a decrease in income from operations of approximately $38,000 (as discussed below in results of operations), and a use of cash to retire current liabilities which decreased $918,500 in the current period compared to an increase of $662,500 during the period ending September 30, 2007 . The decrease in current liabilities during the period impacts cash flows immediately in that more cash was used in the period to satisfy those liabilities. In addition, there was an increase in current assets of $515,500 in 2008 compared to a decrease of $455,500 in 2007.

Investing activities used cash to increase capitalized oil and gas costs of only $140,500 during the first three months of fiscal year 2009 as compared to $1.6 million in the three months ended September 30, 2007. The significant reduction is due primarily to the fact that we have not commenced drilling any oil or gas wells during the first quarter of our 2009 fiscal year or subsequently, whereas we had an active drilling program in the first part of the 2008 fiscal year. The expenditures that were made primarily related to recompletion activities on eight wells. These expenditures are net of the sale of interests in wells to be drilled charged to third party investors. In addition, we sold municipal bonds in the amount of $97,000 in the current period compared to the purchase of $300,000 in municipal bonds in the same period of our 2008 fiscal year.

Our financing activities consist of retirement of long-term debt of $71,820 for the period ending September 30, 2008 compared to $62,500 in the same period of the prior year.

Our working capital surplus (current assets less current liabilities) at September 30, 2008, was $1.5 million, which reflects a $193,000 increase from our working capital at June 30, 2008. As detailed above, this increase was due primarily to our positive cash flow and lack of any significant drilling operations during our 2009 fiscal year. In prior years, Aspen would have finished a drilling program during the period for April - November, which generally would require larger expenditures classified as investing activities. Normally Aspen would not be engaging in significant drilling operations during the November - March period. Nevertheless, Aspen expects that it will continue to receive production revenues during the remaining months in our 2009 fiscal year whether or not we accomplish any drilling operations and, therefore, Aspen expects that its cash position and working capital will increase. This has historically been the pattern of Aspen's available cash resources.

Future Commitments

The Company has not commenced any drilling operations since June 30, 2008. Since the beginning of our 2009 fiscal year, the Company has recompleted eight wells with mixed results. In addition, the Company has extended two leases (one at Denverton Creek and one at West Grimes), and has obtained permits to drill four wells in Colusa County, California and in the West Grimes/Strain Ventures area. The Company has contemplated drilling two wells in its West Grimes gas field, but has not retained a drilling rig to do so. The cost of drilling, completing, and equipping wells in the West Grimes gas field is approximately $1.2 million per well (approximately $468,000 net to Aspen’s 39% working interest, assuming the other working interest owners participate). Although the Company has a number of oil and gas leases that are not held by production, the Company has no obligation to drill any wells. If the Company does not drill any wells, certain of our leases may expire commencing in January 2009 unless we renew or extend those leases.

If our drilling efforts are successful, the anticipated increased cash flow from the new gas discoveries, in addition to our existing cash flow, should be sufficient to fund our share of planned future completion and pipeline costs.

Results of Operations

September 30, 2008 Compared to September 30, 2007

The following table sets forth certain items from our Condensed Consolidated Statements of Operations as expressed as a percentage of total revenues, shown for the three months of fiscal 2009 and 2008:

	For the Three Months Ended
	September 30,	September 30,
	2008	2007

Total Revenues	100.0%	100.0%

Oil and Gas Production Costs	31.3%	21.7%

Gross Profit	68.7%	78.3%

Cost and Expenses
Depreciation and depletion	41.2%	54.3%
Selling, general and administrative	16.0%	13.5%

Total Cost and Expenses	88.4%	67.8%

Income from Operations	11.6%	10.5%

Other Income and Expenses	0.1%	4.7%

Income Before Income Taxes	11.7%	15.2%

Provision for Income Taxes	-2.8%	-2.9%

Net Income	8.9%	12.3%

To facilitate discussion of our operating results for the three months ended September 30, 2008 and 2007, we have included the following selected data from our Condensed Consolidated Statements of Operations:

	Comparison of the Fiscal Three
	Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percentage
Revenues:
Oil and gas sales	$1,293,117	$1,220,822	$72,295	6%

Cost and Expenses:
Oil and gas production	404,692	264,916	139,776	53%
Depreciation and depletion	532,319	662,648	(130,329)	-20%
Selling, general and administrative	206,540	164,582	41,958	25%

Total Costs and Expenses	1,143,551	1,092,146	51,405	5%

Net Operating Income	$149,566	$128,676	$20,890	16%

We have experienced a positive increase in oil and gas revenues over the past year although our operations have been adversely affected by significantly increasing costs of production, as well as additional administrative, consulting, legal and accounting costs incurred. As noted, oil and gas prices are subject to national and international pressures, and Aspen has no control over those prices.

For the three months ended September 30, 2008, our operations continued to be focused on the production of oil and gas in California and Montana. Our gas production decreased from 170,058 MMBTU sold during the first three months of September 30, 2007, to 119,724 MMBTU sold this quarter (a decrease of approximately 30%). Our production volume decreased so significantly because our producing wells followed expected decline curves (reducing production volume over time), but we did not drill any additional wells to replace the reserves produced. Unless we engage in further drilling operations, we anticipate that our natural gas production volume will continue to decrease as the reserves in our existing wells are depleted.

Prices received during the first quarter of fiscal year 2009 increased approximately 34% over the same period compared to the same period in the last fiscal year as a result of international price increases that occurred during the period. As a result of our the increase in prices during the first three months of our

15

2009 fiscal year, and the production from our oil properties in Montana, our revenues from oil and gas sales increased during the 2009 period by approximately $72,000 from approximately $1.22 million to approximately $1.29 million.

Oil and gas production costs increased approximately 53% in the three months ended September 30, 2008, as compared to the same period in 2007, from approximately $265,000 to almost $405,000. The increase can be attributed to the addition of gas wells, and our percentage working interests in these wells were somewhat higher than the average of wells owned at September 30, 2007. Additionally, all of the costs for the service companies who perform work on Aspen's wells have increased dramatically.

Depletion, depreciation and amortization expense decreased 20%, from approximately $662,000 for the three months ended September 30, 2007 as compared to $532,000 during the 2008 period. This decrease was the result of decreased investments in oil and gas activities, which resulted in the lower total depletion taken. Depletion expense per equivalent unit of production (MCFe) was $3.75 and $3.53 for the three months ending September 30, 2008 and 2007, respectively.

When the Company acts as operator for our producing wells, we receive management fees for these services, which serve to offset our SG&A expenses. When comparing SG&A for the first quarter of 2009 and 2008, costs increased by about $29,000, or 9%, due primarily to consulting, accounting, and legal fees, while management fees decreased 9%. Management fees as a percentage of SG&A decreased 17% for the period ending September 30, 2008 compared to 2007.

A significant ratio presented is the percentage of management fees charged to operated wells versus our general and administrative costs. This ratio coverage of general and administrative costs decreased from approximately 47.4% during the three months ended September 30, 2007 to approximately 39.6% at September 30, 2008.

	September 30,	September 30,
	2008	2007

Management fees	$135,277	$148,324
Selling, general and administrative (SG&A)	341,817	312,906
Management fees as a percentage of SG&A	39.6%	47.4%

Central to the issue of success of the three months operations ended September 30, 2008 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

				Oil &
	Gas	MMBTU	Price/	NGL	Bbls	Price/
	Sales	Sold	MMBTU	Sales	Sold	Bbl

June 30, 2009
1st Quarter	$996,710	119,724	$8.33	$296,407	2,903	$102.10

Year to Date	996,710	119,724	8.33	296,407	2,903	102.10

June 30, 2008
1st Quarter	1,057,907	170,058	6.22	162,915	2,256	72.21
2nd Quarter	1,132,137	162,281	6.98	232,638	2,856	81.46
3rd Quarter	1,063,473	129,688	8.20	261,788	2,822	92.77
4th Quarter	1,154,356	119,760	9.64	325,153	2,232	145.68

June 30, 2008	$4,407,873	581,787	$7.58	$982,494	10,166	$96.65

First Quarter
Change
2009 vs 2008
Amount	$(61,197)	(50,334)	$2.1	$133,492	647	$30
Percentage	-5.8%	-29.6%	33.8%	81.9%	28.7%	41.4%

Because of increased prices during the first quarter of fiscal year 2009 and notwithstanding a 30% reduction in natural gas production volumes, our oil and gas revenues have shown an increase over the three months of fiscal 2009. As the table above notes, the volume of gas sold has decreased, but this decrease has been offset by a 33.8% increase in the price received per MMBTU of gas and 41.4% increase per barrel of oil. Prices have declined during the first part of the second quarter of our fiscal 2009, and we anticipate that, because we have not engaged in any additional drilling operations, our production volume will likely decline during the next fiscal quarters. If that situation continues, we anticipate that our revenues will decline during the remaining quarters of fiscal 2009.

Contractual Obligations

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

The capitalized costs in the full cost pool are subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. Aspen has not recognized any write-downs of the full cost pool during the first three months of 2009 or the comparable period in 2008.

17

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

Accounts Receivable

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known; however, no allowance is recorded for the period ending September 30, 2008, as all receivables are expected to be collected in full.

Investments in Debt and Equity Securities

The Company classifies all investments as available for sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Changes in the fair value of the securities are reported as a separate component of shareholders’ equity until realized.

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

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required.

Other Developments

On September 4, 2008, we announced that we have decided to investigate strategic alternatives, including the possibility of selling Aspen’s assets or considering another appropriate merger or acquisition transaction. We have opened a data room where interested persons may review certain information about our properties. As of the date of this Quarterly Report we have not received any offer from any person for an asset acquisition, merger, or other business combination. We cannot offer any assurance that we will receive an acceptable offer from any person for an asset acquisition, merger, or other business combination. Further, we may later determine that it is in the best interest of its shareholders to investigate other forms of business alternatives or to continue and expand existing business operations with existing or new management. In the meantime, Aspen has suspended its normal drilling operations, but is carrying on its other business operations (including operation of existing oil and gas wells and recompletion of those wells where deemed necessary) in the normal course.

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

These items are discussed at length in Aspen’s Form 10-KSB filed with the Securities and Exchange Commission, under the heading “Risk Factors” in the section titled “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” No material changes are have been noted as of the filing of this 10-Q.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a crude oil and natural gas producer, our revenue, cash flow from operations, other income and profitability, reserve values, access to capital and future rate of growth are substantially dependent upon the prevailing prices of crude oil and natural gas. Declines in commodity prices will materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower commodity prices may reduce the amount of crude oil and natural gas that we can produce economically. Prevailing prices for such commodities are subject to wide fluctuation in response to relatively minor changes in supply and demand and a variety of additional factors beyond our control, such as global, political and economic conditions. Historically, prices received for crude oil and natural gas production have been volatile and unpredictable, and such volatility is expected to continue. Most of our production is sold at market prices. Generally, if the commodity indexes fall, the price that we receive for our production will also decline. Therefore, the amount of revenue that we realize is partially determined by factors beyond our control.

Item 4T. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as described in Item 8A(T) included with our Annual Report on Form 10-KSB for the year ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION None.

Item 6. EXHIBITS

Exhibit No.	Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Kevan B. Hensman, Chief Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief Executive Officer, and Kevan B. Hensman, Chief Financial Officer)

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ASPEN EXPLORATION CORPORATION

Date: November 13, 2008	/s/ R. V. Bailey R. V. Bailey, Chief Executive Officer and principal executive officer

Date: November 13, 2008	/s/ Kevan B. Hensman Kevan B. Hensman, Chief Financial Officer and principal financial officer