Form 10-K
period 2009-06-30
ASPEN EXPLORATION CORP
filed 2009-09-28
CIK 319458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
______________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2009

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
Common Stock, $0.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:o Yesx No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).o Yeso No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:o Yesx No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.x Yeso No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesþ Noo

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2008 was approximately $3,354,913 based upon the closing sale price of the Registrant’s Common Stock on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

1

As of September 7, 2009, 7,259,622 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements:

     Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, regulations of the Securities and Exchange Commission, and common law.

     Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Conditions and Plan of Operation – Factors that may affect future operating results." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K.

Summary of Our Business:

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. Our principal executive offices are located at 2050 S. Oneida St., Suite 208, Denver, Colorado 80224-2426. Our telephone number is (303) 639-9860, and our facsimile number is (303) 639-9863. Our websites are www.aspenexploration.com and www.aspnx.com. Our email address is aecorp2@qwestoffice.net. During our fiscal year ended June 30, 2009, we were engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. On June 30, 2009, the Company disposed of all of its remaining oil and gas producing assets and is not currently engaged in any oil and gas producing activities. We have an interest in an inactive subsidiary: Aspen Gold Mining Co., a company that has not been engaged in business since 1995.

     During more than the past five years through June 30, 2009, our emphasis had been participation in the oil and gas segment, acquiring interests in producing oil or gas properties and participating in drilling operations. We were engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. Our participation in the oil and gas exploration and development segment consisted of two different lines of business – ownership of working interests and operating properties.

(1)      We acquired and held operating interests in oil and gas properties where we acted as the operator of oil and gas wells and properties; and

(2)      We acquired and held non-operating interests in oil and gas properties.

     Previously, we held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana which contributed only nominally (if at all) to our positive cash flow and profitability, and during much of the latter half of calendar 2008 resulted in operating losses. Effective January 1, 2009, we sold our entire interest in these oil properties.

     Prior to June 30, 2009, we operated 67 gas wells in the Sacramento Valley of northern California. Additionally, we held a non-operated interest in 26 gas wells in the Sacramento Valley of northern California. As described below, we sold our interest in our California properties on June 30, 2009.

     Additionally, in the past we have engaged in business activities related to the exploration and development of other minerals and resources. At the present time, we are not engaged in any drilling operations or acreage acquisition programs nor have we drilled any new wells in our current fiscal year.

Disposition of Assets:

California Assets

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
  The board of directors’ belief that the market price of Aspen common stock did not adequately reflect the inherent value of Aspen’s producing oil and gas assets and undeveloped acreage, and thus the board of directors did not believe that a transaction based on the value of Aspen’s common stock would be in the best interest of Aspen’s shareholders; and
  The likelihood that Aspen’s president would not be able to resume his former role and responsibilities and oversee Aspen’s day-to-day operations due to the effects of the stroke he suffered in January 2008.

     After an extensive campaign to market the properties from September to December 2008, Aspen received an expression of interest and then negotiated and entered into a purchase and sale agreement with Venoco, Inc. (“Venoco”) which was approved by Aspen’s stockholders at a meeting held on May 22, 2009. On June 30, 2009, Aspen completed the sale of its California oil and gas assets (natural gas wells and drilling prospects located in Colusa, Glenn, Kern, Solano, Sutter, Tehama, and Yolo Counties, California) to Venoco. Although the closing date of the sale was June 30, 2009, the transaction was effective as of December 1, 2008. All working interest owners (including Aspen) received revenues and were obligated for expenses on the assets sold to Venoco from the economic effective date of the transaction (December 1, 2008) through the date of closing. As a result:

  The total purchase price paid to Aspen for its interests in the various properties as of December 1, 2008 after adjustments for title defects, fees payable to the mineral broker, and the expense reimbursement to Aspen, was $7,600,563. When further adjusted for the monthly revenues and expenses that Aspen realized through the date of closing, Aspen’s estimated net purchase price received was $7,260,066 (before taxes), resulting in an estimated taxable gain on the transaction over Aspen’s basis in the properties of $4.7 million (approximately $2.96 million book gain). Both the amount received by Aspen and the gain may be affected when the final settlement of the purchase occurs on or before October 28, 2009.
  The purchase price as of December 1, 2008, for the assets conveyed by the other working interest owners was $14,287,677 (net after adjustment for title defects, fees to the mineral broker, and expense reimbursement). After further adjustments for the monthly revenues and expenses that the other working interest owners realized through the date of closing, the aggregate amount paid to the other working interest owners was $13,289,536.

     In addition to the sale of these properties by Aspen, a number of people who owned working interests in the properties with Aspen participated in the sale. This includes certain affiliates of Aspen who owned working interests in certain of the properties which they purchased from Aspen on the same terms and conditions as other non-affiliated persons; these affiliates received payment for their working interests on the same terms as unaffiliated working interest owners in the same wells. As described elsewhere, the purchase price was determined on a well-by-well basis, and allocated to each of the persons who owned a working interest in each well pursuant to their proportionate interest, and title defects were assessed on a well-by-well basis. The adjustments for post-December 1, 2008 production revenues and expenses were also allocated on a well-by-well basis. The purchase was completed based on a preliminary settlement statement; the parties must agree to a final settlement statement before October 28, 2009, which may result in either: (i) Venoco paying Aspen and the other sellers additional funds, or (ii) Venoco being entitled to collect funds from Aspen and the other sellers as an overpayment, or (iii) no further adjustment.

Montana Assets

     Effective January 1, 2009, the Company sold its entire interest in an oil property in the Poplar Field of Montana for approximately $1.2 million. The disposition of these assets was significant in relation to our full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which caused us to recognize a loss in our financial statements under the full cost pool accounting rules. Accordingly, our evaluation resulted in our recognition of a $2.157 million loss on conveyance during the year ended June 30, 2009.

During the 2008 fiscal year, we did not have any oil and gas property dispositions.

Current Company Status:

     Aspen now has a significant amount of liquid assets and does not have any active business operations (since Aspen is not conducting any operations in Alaska Gold Mining, Inc.). Aspen intends to distribute substantially all of the net, after-tax proceeds from the Venoco transaction to its stockholders. Aspen needs to complete certain calculations before it is able to determine the dollar amount of the assets to be distributed. Aspen believes it will be able to make this calculation after the October 28, 2009 settlement date based on preliminary tax calculations.

     Aspen has committed to present a dissolution proposal to its stockholders at its next annual meeting, tentatively scheduled for late November 2009 (subject to review by the Securities and Exchange Commission and addressing any comments that the Commission may offer to the preliminary proxy statement that was filed on September 16, 2009). Notwithstanding the dissolution proposal, Aspen also intends to consider other opportunities in the broad scope of the natural resources industry, which may include an acquisition of assets or business operations, or a merger or other business combination. As we do not intend to limit what types of business opportunities we may pursue, if we identify an appropriate business opportunity it may result in Aspen changing its line of business although Aspen intends to focus its search within the broad scope of the natural resources industry.

     Although Aspen has engaged in preliminary discussions with third parties about various possibilities, none of these discussions have resulted in an agreement or any definitive steps toward the conclusion of any future relationship. Depending on the nature of the business opportunities and the related transactions, a future business acquisition may or may not require stockholder approval. If the transaction does not require stockholder approval, the board of directors will be entitled to accomplish the transaction in its discretion, although the board may (but would not be required to) seek an advisory vote of the stockholders. There can be no assurance that Aspen will identify an appropriate business opportunity or corporate transaction and consummate any such transactions.

     We continue to own our other corporate assets; however, as a result of the sale of our oil and gas interests, we do not consider our remaining assets, with the exception of cash and available-for-sale securities, to be material.

     Aspen does not intend to be regulated as an investment company under the Investment Company Act of 1940 and, therefore, will be limited in the type of investments it may make its cash assets. The Investment Company Act of 1940 also has an exception for a transient or inadvertent investment company in SEC Rule 3a-2. That rule provides a one year exception for companies that might otherwise be considered an investment company where the company has, as does Aspen, a bona fide intent to be engaged as soon as reasonably possible (but in any event, within one year), in a business other than that of investing, reinvesting, owning, holding or trading in securities.

Company Strategy:

     Until June 30, 2009, we held working interests in oil and gas properties, many of which had wells producing oil or natural gas. Where we acquired an interest in a property or acreage on which exploration or development drilling was planned, we seldom assumed the entire risk of acquisition or drilling. Rather, we preferred to assess the relative potential and risks of each prospect and determined the degree to which we would participate in the exploration or development drilling. Generally, we determined that it was beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling contemplated wells, and as such entered into industry standard joint operating agreements with other parties. In such cases, we may have retained a carried working interest, a reversionary interest, or other promotional interest, and we generally were required to finance all or a portion of our proportional interest in the prospect. Although this approach reduced our potential return when the drilling operations proved successful, it also reduced our risk and financial commitment to a particular prospect. Fees assessed for the participation in these prospects are credited to the full-cost pool.

     Conversely, from time to time we participated in drilling prospects offered by other persons if we believed that the potential benefit from the drilling operations outweighed the risk and the cost of the proposed operations. This approach allowed us to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as “farm-ins”) were generally more expensive than operations where we offered the participation to others (known as “farm-outs”). During the year ended June 30, 2009, we did not participate in any such activities.

     Although we may re-enter the oil and gas business as described above, we cannot offer any assurance that we may do so in the near term if at all. As indicated above, we plan to ask our stockholders to consider dissolution of Aspen at the next stockholders’ meeting. Even if the stockholders approve dissolution, the Board of Directors will have the authority to abandon dissolution if Aspen finds an appropriate business opportunity in the natural resources industry or elsewhere. To the extent that Aspen does become involved in a future business opportunity, Aspen will likely compete with others in that industry and may be subject to a significant amount of government regulation. The nature of the competition and the amount of regulation will depend on the industry in which Aspen becomes engaged. We currently have no patents, patent applications, or other material interest in intellectual property.

     During the last ten years we have not produced any products or offered any services outside of the oil and gas industry. Our crude oil and natural gas production were generally sold to various entities, including pipeline companies, which serviced the areas in which our producing wells were located. During the fiscal year ended June 30, 2009, our crude oil and natural gas sales (which were subject to pricing in the local markets where the production occurred) totaled $2,760,603. Numerous factors influenced local pricing, such as refinery capacity, pipeline capacity and specifications, upsets in the mid-stream or downstream sectors of the industry, trade restrictions, governmental regulations, and other factors. As a result of the asset sales completed during 2009, Aspen is not dependent on any material customer relationships. Even before the sale, although Aspen had certain principal customers including Calpine Corporation which provided 30% of our revenues in 2009 and Enserco Energy, Inc. (63%), there was a broad national market for oil and natural gas and we do not believe the loss of either customer would have materially adversely impacted Aspen.

     Aspen’s prior oil field operations were dependent on the availability of drilling rigs, casing pipe, drilling mud, and other supplies and equipment. The cost and availability of these items depended on the activity of the oil and gas industry locally, nationally, and in some cases internationally. Should Aspen re-enter the oil and gas business similarly to its prior operations, it will again be dependent on the availability of these raw materials.

     Aspen’s prior oil field operations were also dependent on its ability to obtain drilling permits from local governmental authorities, and compliance with other governmental regulation, including worker health and safety laws, employment regulations and environmental regulations. Oil and gas operations that occur on public lands may be subject to further regulation by the Bureau of Land Management, the U.S. Army Corps of Engineers, or the U.S. Forest Service as well as other federal and state agencies.

     We do not currently conduct any research and development. Since we do not own any real property or engage in any business operations, environmental compliance is not material to us. When we operated or participated in oil and gas prospects, environmental compliance was significantly important to us, but we managed our risk by proper operations and compliance with applicable federal, state, and local environmental laws which did not result in a requirement for material capital expenditures.

Employees:

     As of June 30, 2009, we have 2 full-time employees. We also employ independent contractors and other consultants, as needed.

ITEM 1A. RISK FACTORS

     Although not required for smaller reporting companies, Aspen has determined that risk factors are material to an understanding of its past business and future plans and, therefore, set them forth here.

     An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below in connection with any decision whether to acquire, hold or sell our securities. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have no business operations, and only limited prospects for business operations.

     We currently are not engaged in any business operations, although we are beginning the process of considering alternatives including the dissolution of Aspen or entering into a business combination or otherwise recommencing business should an attractive opportunity become available. We cannot offer any assurances that we will be able to complete any business combination. We can also offer no assurance that if we do complete any business combination, we will be able to do so on commercially-reasonable terms, in a manner that could be advantageous to our shareholders, or that the combination will, ultimately, be successful.

Our funds are primarily invested in money market funds in a limited number of uninsured accounts.

     Our funds are substantially all invested in a limited number of uninsured accounts. Inasmuch as these funds are not insured by the Federal Deposit Insurance Corporation or other government or private agency, we are at risk for the solvency of the funds and the ability of the funds to repay our funds when we require them. While we believe Aspen has chosen its funds based on financial strength more than return, especially in light of the experiences during the last eighteen months, Aspen cannot offer any assurance that the amount it has invested in money market funds will be available when required.

We do not know what our final settlement relating to the sale of assets to Venoco will be.

     Although we received a net (before taxes) of approximately $7,260,066 from Venoco for the June 30, 2009 sale of assets, our final settlement with Venoco may occur as late as October 28, 2009, at which time Venoco may owe us (and the other working interest owners who participated in the sale) additional funds, Venoco may have the right to recoup funds from us (and the other selling working interest owners), or there may be no adjustment. Furthermore, during the due diligence leading up to the sale, Venoco identified title discrepancies which led to price reduction for some wells in which Aspen and other working interest owners participated, and in some cases those reductions were significant. Aspen believes that it acquired and operated its properties in accordance with good industry practices, but there is the risk that certain of the working interest owners who sold properties for less than they initially anticipated may take action against Aspen. In such case, Aspen intends to defend itself aggressively.

We have not instituted corporate governance policies or procedures and we have no independent directors.

     Aspen currently only has three executive officers, but only one who is an employee who serves as our chief executive officer. Aspen does not have any independent directors, an audit committee, a nominating committee, any other corporate governance committee, or experienced accounting personnel employed by it, although it does retain consultants to provide accounting assistance. Thus, our stockholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

We have made, and will need to continue to make substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. We have expanded our use of outside consultants to comply with the Section 404 requirements and, as a result, management, with the aid of consultants, concluded that our ICFR were effective, as described in Item 9A(T) below. There are, however, inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. Aspen primarily relies on consultants for the effectiveness of its ICFR. Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected. In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. If our independent auditors are unable to provide an unqualified attestation report on such assessment when such report is required, we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

We may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

     The Investment Company Act of 1940 (the “ICA”) is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies. Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the “transient investment company” exemption applies. Aspen is relying on the transient investment company exemption in connection with its money market fund investments, an exemption which will be available through at least July 1, 2010. If Aspen were to become an investment company, we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the ICA in addition to the reporting requirements of the 1934 Act. Compliance with these new obligations will restrict Aspen’s opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

It is likely that any efforts we may make to acquire a business or to raise capital will result in substantial additional dilution to our shareholders.

     Our existing resources, after our proposed distribution to stockholders, will likely be insufficient to support business operations for a significant period of time. Furthermore, with any business combination or acquisition in which we engage, Aspen will likely issue shares of its common stock rather than paying cash for the business (as we will likely need our cash for operations). Moreover, if we raise capital for any operations in the future or issue stock for a business combination or acquisition, such action will require the issuance of equity or debt securities which will likely result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, we cannot offer any assurance that we will be able to do so.

Our common stock has and may continue to experience price volatility.

     Our common stock is traded on the OTC Bulletin Board. Since July 1, 2006, our stock has traded as high as $5.00 per share (July 2006) and as low as $0.48 per share (February 2009). During that period, our trading volume has ranged from as low as 40 shares per week (January 2009) to 71,200 shares per week (July 2006). Until a larger secondary market for our common stock develops, the price of and trading volume for our common stock will likely continue to fluctuate substantially. The price of and trading volume for our common stock is impacted not only by our performance and announcements, but also by general market conditions and other factors that are beyond our control or influence and which may be unrelated to our performance.

Our common stock is subject to the penny stock rules which limits the market for our common stock.

     Because our stock is quoted on the OTC Bulletin Board and since the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

Indemnification of officers and directors may result in unanticipated expenses.

     The Delaware General Corporation Law and our certificate of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of their directors, officers, employees, or agents, upon such person’s promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

Our executive officers are involved in other ongoing business opportunities.

     Only one of our executive officers is an employee of Aspen, and none of our executive officers devote any significant amount of time to Aspen’s business operations. Our executive officers are each involved in other ongoing business opportunities, any of which could cause time conflicts and other various conflicts of interest with respect to such officer’s duties and obligations to Aspen.

We have significant obligations under the Securities Act of 1934.

     Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records. Normally these activities are overseen by an audit committee consisting of qualified independent directors. We have not appointed any independent directors. Consequently, the protections normally provided to shareholders by independent directors are not available. Although we hope to appoint qualified independent directors in the future should we enter into a business combination or acquire a business, we cannot offer any assurance that we will locate any person willing to serve in that capacity.

Forward-looking statements may prove to be inaccurate.

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution” and other protections.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.

Provisions in our charter documents could prevent or delay a change in control or a takeover.

     Provisions in our bylaws provide certain requirements for the nomination of directors which preclude a stockholder from nominating a candidate to stand for election at any annual meeting. As described in Section 2.12 of the bylaws, nominations must be presented to Aspen at least 45 days before the scheduled annual meeting, and the notification must include specific information as set forth in that section. Aspen believes that such a provision provides reasonable notice of nominees to the Board of Directors, but it may preclude stockholder nomination at a meeting where the stockholder is not conversant with nomination procedures and, therefore, may prevent or delay a change of control or takeover. Furthermore, Delaware recently added §112 to its general corporation law to provide that Delaware corporations may amend their bylaws to require the corporation to include in its proxy materials one or more nominees submitted by stockholders in addition to individuals nominated by the board of directors, subject to certain conditions that may be imposed. Congress and the Securities and Exchange Commission are considering similar proposals, but at the present time Aspen has not amended its bylaws to provide stockholder access and, therefore, stockholders who desire to nominate directors will be required to comply with Regulation 14A of the Securities and Exchange Commission, another factor that may delay or prevent a change of control or a takeover.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

General Information:

     As of June 30, 2009, the Company had disposed of all of its oil and gas producing assets and discontinued substantially all related activities in two transactions – one (completed in February 2009) resulted in the disposition of our Montana oil properties effective as of January 1, 2009, and the other (completed on June 30, 2009) resulted in the disposition of our California natural gas properties effective December 1, 2008. As a result, at the close of business on June 30, 2009, Aspen did not own an interest in any oil and gas properties or other mineral assets.

Other Oil and Gas Disclosure

     Because Aspen sold all of its oil and gas properties during 2009, oil and gas producing activities are no longer material to Aspen. Consequently, as of June 30, 2009, Aspen has no interest in oil and gas reserves and (therefore) has not prepared a reserve report for disclosure of proved developed or undeveloped reserves, Aspen has no delivery commitments, is not engaged in any present activities relating to oil and gas producing activities, and has no interest in oil and gas properties or wells.

       During the fiscal year ended June 30, 2009, we did not participate in the drilling of oil and gas wells.

     The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to Aspen for the fiscal years ended June 30, 2009, 2008, and 2007, and the average sales prices, average production costs and direct lifting costs per unit of production. It should be noted that the following table should not be considered indicative of future performance inasmuch as Aspen no longer owns any of these producing properties. Consequently oil and gas operations are no longer material to Aspen, and the following information is presented for the purposes of comparing Aspen’s operations with prior years.

	Years Ended June 30,
	2009	2008	2007
Net Production
Oil (Bbls)	5580	10166	3986
Gas (1,000 MMbtu)	380	582	598

Average Sales Prices
Oil (per Bbl)	$74.15	$96.65	$58.30
Gas (per MMbtu)	$6.17	$7.58	$7.00

Average Production Cost[1]
Per equivalent
Bbl of oil	$37.14	$36.36	$27.04

Average Lifting Costs[2]
Per equivalent
Bbl of oil	$15.06	$13.59	$8.08

1      Production costs include depreciation, depletion and amortization, lease operating expenses and all associated taxes.

2      Direct lifting costs do not include impairment expense, ceiling write-down, or depreciation, depletion and amortization.

Office Facilities:

     Our principal office is located in Denver, Colorado. We also have an office located in Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a lease agreement on May 1, 2008 for a period of one year, which is continuing on a month-to-month basis for a lease rate of $1,261 per month.

     We entered into a lease agreement for our Bakersfield, California office, which consists of approximately 546 square feet. The Bakersfield, California lease payments are $901-$934 per month over the term of the lease, which expired July 31, 2008 and was extended until September 30, 2009 at which time the lease will expire and will not be extended.

ITEM 3.      LEGAL PROCEEDINGS

We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Aspen held a special meeting of its stockholders on May 22, 2009 to consider approval of the purchase and sale agreement between Aspen and Venoco. The meeting did not involve the election of directors and the only matter presented to the stockholders was the following resolution:

RESOLVED, that the sale of Aspen’s California oil and gas properties and assets to Venoco upon the terms described in the Purchase and Sale Agreement as signed by the parties and as filed with the Securities and Exchange Commission be approved by the stockholders.

     The stockholders approved the resolution by a vote of 3,845,323 shares for the resolution (53% of the total outstanding as of the record date), 592,688 shares against the resolution, and 28,985 shares abstaining. A total of 4,466,996 shares (approximately 61.5% of the total outstanding as of the record date) were present at the meeting.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

     Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "ASPN". The OTCBB rules provide that companies not current in their reporting requirements under the Securities Exchange Act of 1934 will be removed from the quotation service. At present and at June 30, 2009 and June 30, 2008, we believe that we were in full compliance with these rules.

     The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions. No dividends were declared or paid in 2009 and 2008:

	2009		2008
	Price Range		Price Range
	High	Low	High	Low

First Quarter	$2.76	$1.50	$3.80	$2.10
Second Quarter	1.75	0.51	3.32	2.08
Third Quarter	0.88	0.35	2.50	1.86
Fourth Quarter	0.92	0.66	3.00	1.82

Holders:

     As of June 30, 2009, there were approximately 1,000 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in ‘street name.’

Dividends:

     No dividends were declared or paid during the 2009 or 2008 fiscal years. Decisions concerning dividend payments in the future will depend on income and cash requirements. As described elsewhere herein, Aspen intends to pay stockholders a dividend after it has been able to calculate the net, after tax proceeds received from the sale of properties to Venoco. Currently the intention is to pay this dividend in or about December 2009. There are no contractual restrictions on our ability to pay dividends to our shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans:

     The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending June 30, 2009.

Equity Compensation Plan Information[1]
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in Column (a))
and Description	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders	-	$-	-

Equity Compensation Plans Not
Approved by Security Holders	578,766	2.32	601,236

Total	578,766	$2.32	601,236

(1)      There are currently 601,236 shares available for issuance under the Company’s 2008 Equity Plan.

Description of the 2008 Equity Plan

     On February 27, 2008 the Board of Directors adopted the 2008 Equity Plan (the “Plan”). 1,000,000 shares of common stock are reserved for the grant of stock options or issuance of stock bonuses under the Plan. The Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company and its controlled, affiliated and subsidiary entities. The Plan represents the only formal stock option plan adopted by the Company.

     The Plan is administered by a committee appointed by the Board or by the Board as a whole if no committee is appointed. The Plan does not require shareholder approval and therefore none of the options granted under the Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code. The exercise price of the options granted under the Plan must be 100% of the “fair market value” (which is defined in the Plan) of our common stock on the date of grant, and the exercise period for options granted under the Plan cannot exceed ten years from the date of grant. The Plan provides that an option may be exercised through the payment of cash, in accordance with the Plan’s cashless exercise provision, or in property or in a combination of cash, shares and property and, subject to approval of the Company.

Recent Sales of Unregistered Securities – Item 701 Disclosure:

     There were no sales of unregistered securities during the fiscal year ended June 30, 2009 or subsequently, that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Overview:

     Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. During our fiscal year ended June 30, 2009, we were engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. During fiscal 2009 (with the last transaction occurring on June 30, 2009), the Company disposed of all of its oil and gas producing assets and is not currently engaged in any oil and gas producing activities. We are not engaged in any business operations at the present time, although we are discussing possible business combinations with third parties, and are also preparing to ask our stockholders to consider a proposal to grant the Board of Directors the discretion to dissolve Aspen.

Liquidity and Capital Resources:

     As a result of the disposition of our oil and gas assets, we have no long term debt, insignificant amounts of short term debt (all of which is current), and (at June 30, 2009), in excess of $9,000,000 of cash and other liquid assets.

     The June 30, 2009 transaction with Venoco was completed based on a preliminary settlement statement and the parties must agree to a final settlement statement on or before October 28, 2009. This final closing may result in either: (i) Venoco paying Aspen and the other sellers additional funds, or (ii) Venoco being entitled to collect funds from Aspen and the other sellers as an overpayment, or (iii) no further adjustment.

     The following table sets forth information regarding Aspen’s liquidity and capital resources as of June 30, 2008 and 2009. As noted above, at June 30, 2008, Aspen was involved in oil and gas producing activities, while at June 30, 2009, it was no longer involved in any business operations.

	As of June 30,
	2009	2008

Working Capital (current assets minus current liabilities)	$9,257,477	$1,318,075

Net property and equipment	66,627	13,310,693
Total other assets	152,000	263,650
Total Assets	11,817,419	18,427,304

Total long term liabilities	-	3,190,622
Stockholders’ equity	9,476,104	11,701,796

Aspen intends to distribute substantially all of the net, after-tax proceeds from the completion of the Venoco sale to its stockholders, an amount that Aspen estimates will be from $5 million to $5.5 million. (Prior to the calculation of the final settlement, Aspen has estimated the net, before tax, proceeds from the Venoco transaction to be $7,260,066, with an estimated taxable gain of $4.7 million and an estimated combined federal and state tax rate of 40%.) Aspen needs to complete certain calculations before it is able to determine the dollar amount of the assets to be distributed. Aspen believes it will be able to make this calculation following the final settlement statement based on preliminary tax calculations. We continue to own our other corporate assets; however, as a result of the sale of our oil and gas interests, we do not consider our remaining assets aside from cash and available-for-sale securities to be material (since Aspen is not conducting any operations in Alaska Gold Mining, Inc. and the permit for the prospect is expected to expire in the near future).

     During the 2009 fiscal year, we generated approximately $8.9 million of cash in our operations, investing activities and financing activities, which was primarily a result of the sale of substantially all of our oil and gas related assets.

     Our operating activities (including discontinued operations presented in our statement of operations) generated net cash of approximately $919,000 for the year ended June 30, 2009, as compared to approximately $1.8 million in cash generated from operating activities for the year ended June 30, 2008. This negative change of approximately $835,000 was due to a number of factors, including lower oil and gas prices, and increased legal and accounting fees.

     Our investing activities generated cash of $8.3 million primarily from the sale of our oil and gas properties. In addition, the Company used cash to increase capitalized oil and gas costs of $214,000 during the 2009 fiscal year as compared to $3.7 million in 2008. Investments in oil and gas activities during fiscal 2008 were for lease acquisition, seismic work, intangible drilling and well workovers and equipment, whereas our fiscal 2009 expenditures related primarily to well workovers as we did not participate in any drilling activities during the period. The Company also sold $322,000 in securities held for investment purposes in fiscal 2009 compared to purchases of $300,000 in the prior year.

     Financing activities in fiscal 2009 were solely to retire $369,257 of long-term debt. An additional $222,410 in long term debt was relieved as part of the sale of our Montana assets. The Company did not declare or pay dividends in fiscal 2009.

     Even after the proposed distribution to our stockholders (and unless stockholders approve dissolution and the Board of Directors determines to complete the dissolution), Aspen expects to retain more than $2,000,000 in cash for the purposes of pursuing business opportunities as described below. Aspen believes that such funds will be sufficient to fund Aspen’s operations for more than our current fiscal year ending June 30, 2010, however our projections or planned activities may change resulting in our need to consider raising additional capital or curtailing future activities.

Results of Operations

     Because of the sale of Aspen’s oil and gas assets during fiscal 2009, the comparison of operations between our fiscal years 2009 and 2008 is not meaningful for future operations. During fiscal 2009, Aspen received significantly less revenues from oil and gas operations due to the effective date of the sale of its properties –December 1, 2008 for the sale of its California properties and January 1, 2009 for the sale of its Montana properties. Even during the period that Aspen received production revenues, declining prices and increasing expenses materially and adversely impacted Aspen’s results of those activities. Nevertheless, the following table sets forth certain items from our Consolidated Statements of Operations to permit a comparison between our 2009 and 2008 fiscal years:

	Comparison of the Fiscal
	Year Ended June 30,		Increase (Decrease)
	2009	2008	Amount	Percentage
Revenues:
Oil and gas sales	$2,760,603	$5,390,367	$(2,629,764)	-49%

Cost and Expenses:
Oil and gas production	1,218,930	1,463,415	(244,485)	-17%
DD&A and ceiling write-down	5,072,661	2,451,417	2,621,244	107%
Selling, general and administrative	688,365	621,463	66,902	11%
Total Costs and Expenses	6,979,956	4,536,295	2,443,661	54%

Operating Income (loss)	(4,219,353)	854,072	(5,073,425)	-594%

Other Income (Expenses)	811,141	58,510	752,631	1286%

Income Tax Benefit (Provision)	1,315,324	(109,779)	1,425,103	-1298%

Net Income (Loss)	$(2,092,888)	$802,803	$(2,895,691)	-361%

       The above data compares the overall results of our 2009 compared to 2008 fiscal years. Due to the disposition of our oil and gas assets, the Company has reclassified its oil and gas operating results in its consolidated statement of operations to discontinued operations for the years ended June 30, 2009 and 2008. Although a significant portion of our selling, general, and administrative expenses relate directly to our oil and gas operations, we did not allocate the expenses to discontinued operations. SG&A expenses are likely to continue until an ultimate determination is made regarding the future of the Company.

     When Aspen was engaged in oil and gas producing activities during fiscal 2009 and earlier, the Company used the full cost method of accounting for costs related to its oil and natural gas properties. Capitalized costs included in the full cost pool were depleted on an aggregate basis using the units-of-production method. Depreciation, depletion and amortization was a significant component of oil and natural gas properties, but did not impact cash flow. A change in proved reserves without a corresponding change in capitalized costs will cause the depletion rate to increase or decrease.

     In general, our operations during fiscal 2009 were adversely affected by significantly increasing costs of production and accretion, depletion, depreciation, and amortization, as well as additional administrative, consulting, legal, and accounting costs incurred. Additionally, the Company recorded a write-down of $3.55 million to its full cost pool due to declining oil and gas prices and lack of reserve replacements. Our income tax provision was significantly lower in the prior year due to the carryback of a portion of our Net Operating Losses.

     The capitalized costs in the full cost pool were subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. When such capitalized costs exceeded the ceiling, Aspen recorded a write-down to the extent of such excess as a non-cash charge to earnings. Such write-downs reduced earnings in the period of occurrence and result in lower depreciation and depletion in future periods. A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling. During its fiscal year 2009, Aspen recognized a write-down of $3.55 million to the full cost pool (including a $1.3 million write-down in the third quarter of fiscal 2009 and a $2.25 million write-down in the second quarter). These write-downs were primarily due to the declining prices received for natural gas and increased production costs.

     Where the Company acted as operator for our producing wells, we received management fees for those services, which served to offset our SG&A expenses. When comparing SG&A for 2009 and 2008, costs decreased marginally by 3%, due primarily to a decrease in salary expense, while management fees decreased approximately 17%. As a result, management fees as a percentage of SG&A decreased 14% for the period ending June 30, 2009 compared to 2008.

	June 30,	June 30,
	2009	2008

Management fees	$506,022	$607,269
Selling, general and administrative (SG&A)	1,194,387	1,228,732
Management fees as a percentage of SG&A	42.4%	49.4%

     Central to the issue of success of the twelve months operations ended June 30, 2009 is the discussion of changes in oil and gas sales, volumes of natural gas sold and the price received for those sales. We present them here in tabular form:

	Gas	MMBTU	Price/	Oil & NGL	Bbls	Price/
	Sales	Sold	MMBTU	Sales	Sold	Bbl

June 30, 2009	$2,346,858	380,284	$6.17	$413,745	5,580	$74.15

June 30, 2008	$4,407,873	581,787	$7.58	$982,494	10,166	$96.65

12 Month Change
2009 vs 2008
Amount	$(2,061,015)	(201,503)	$(1.41)	$(568,749)	(4,586)	$(22.5)
Percentage	-46.8%	-34.6%	-18.6%	-57.9%	-45.1%	-23.3%

     Oil and gas revenue and volumes sold of our product showed a significant decrease during fiscal 2009. As the table above notes, gas revenue decreased approximately 47% when comparing the year ended June 30, 2009 and 2008, while oil revenue decreased 58% due to the full year results of sales from the Poplar Field of Montana in the prior year; whereas those assets were sold at the beginning of the third quarter of the current year. Gas volumes sold decreased approximately 34.6%, while the price received for our product decreased 18.6% . Oil and NGL volume decreased 45%, due to the property disposition, while the price per barrel decreased 23%.

     Inasmuch as Aspen is no longer engaged in oil and gas producing activities, the foregoing issues are no longer relevant to Aspen.

Plan of Operations

     Aspen now has a significant amount of liquid assets and does not have any active business operations. Aspen is retaining these funds in liquid money market accounts which it believes can be withdrawn quickly.

     Aspen has committed to present a dissolution proposal to its stockholder at its next annual meeting, tentatively scheduled for late November 2009 (subject to review by the Securities and Exchange Commission and addressing any comments that the Commission may offer to the preliminary proxy statement that was filed on September 16, 2009). Notwithstanding the dissolution proposal, Aspen also intends to consider other opportunities in the natural resources industry, which may include an acquisition of assets or business operations, or a merger or other business combination. As we do not intend to limit what types of business opportunities we may pursue, if we identify an appropriate business opportunity it may result in Aspen changing its line of business although Aspen intends to focus its search within the broad scope of the natural resources industry. If Aspen were to dissolve, it would not enter into another business opportunity but would wind up its operations, attempt to settle any outstanding fiscal obligations and distribute its remaining assets to stockholders (if any).

     Although Aspen has engaged in preliminary discussions with third parties about various possibilities, none of these discussions have resulted in an agreement or any definitive steps toward the conclusion of any future relationship. Depending on the nature of the business opportunities and the related transactions, a future business acquisition may or may not require stockholder approval. If the transaction does not require stockholder approval, the board of directors will be entitled to accomplish the transaction in its discretion, although the board may (but would not be required to) seek an advisory vote of the stockholders.

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

Discontinued Operations:

     The Company has accounted for the disposition of its oil and gas assets in accordance the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and has reclassified its consolidated statements of operations for the years ended June 30, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Property, Equipment and Depreciation:

     We utilize the full cost method of accounting for costs related to our gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. We review our properties quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculation. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher gas prices may subsequently increase the ceiling. Due to recent declines in gas prices and the fact that the Company has taken no action to replace reserves that have been produced, the Company recorded a ceiling write down of $3.55 million in the period ended June 30, 2009.

Asset Retirement Obligations:

     We recognize the future cost to plug and abandon gas wells over the estimated useful life of the wells in accordance with the provision of SFAS No. 143, “Asset Retirement Obligations”. SFAS No. 143 requires that we record a liability for the present value of the asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset. The increase in the asset will be amortized over time and recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. Any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation under Rule 4-10(c)(4) of Regulation S-X. The sales of our oil and gas assets in fiscal 2009 relieved the Company of any potential future asset retirement obligations.

Income Taxes

     The Company computes income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assets and liability approach which results in the recognition of deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in the Company’s financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, the Company’s federal and state income tax returns are generally not filed before the financial statements are prepared; therefore the Company estimates the tax basis of its asset and liabilities at the end of each fiscal year as well as the effects of tax rate changes, tax credits, and tax credit carryforwards. A valuation allowance is recognized if it is determined that deferred tax assets may not be fully utilized in future periods. Adjustments related to differences between the estimates used and actual amounts reported are recorded in the period in which income tax returns are filed. These adjustments and changes in estimates of asset recovery could have an impact on results of operations. Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.

Investments in Debt and Equity Securities

     The Company classifies all investments as available for sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Changes in the fair value of the securities are reported as a separate component of shareholders’ equity until realized.

Off Balance Sheet Arrangements:

     We do not have any off balance sheet accounting arrangements. We previously entered into joint ventures and operating agreements for the ownership and drilling of wells with third parties. Aspen’s balance sheet as of June 30, 2008 only reflects its own interest in these arrangements, however, and has no interest in any ownership by third parties (some of whom are related parties).

Recently Issued Pronouncements:

     There have been several recent accounting pronouncements, but none are expected to have a material effect on our financial position, results of operations, or cash flows. For more information, see Note 1 — “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS

     The information required by this Item begins on page 37 of Part III of this report on Form 10-K and is incorporated into this part by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective November 3, 2008 Gordon, Hughes, & Banks, LLP (“GH&B”) resigned as the independent registered accounting firm for Aspen. GH&B had recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B. Certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. On November 3, 2008, the Company’s Board of Directors approved the engagement of Eide Bailly as the Company’s independent registered public accounting firm.

     GH&B’s principal accountant report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with GH&B on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure. The Company had not previously contacted Eide Bailly with respect to any accounting principles, disclosure, or other matters.

ITEM 9A(T).      CONTROLS AND PROCEDURES

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

     Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2009 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

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

     As of June 30, 2009, management assessed the effectiveness of the Company’s ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of June 30, 2009.

     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Not applicable. All required information has been reported herein.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers:

     The following table sets forth the names and ages of all the directors and executive officers of Aspen, and the positions held by each such person as of June 30, 2009. As described below, the Board of Directors is divided into three classes which, under Delaware law, must be as nearly equal in number as possible. The members of each class are elected for three-year terms at each successive meeting of stockholders serve until their successors are duly elected and qualified. Since we have not held an annual meeting since February 25, 1994, the terms of each class of director expires at the next annual meeting of stockholders or until their resignation or retirement.

     Each of the directors will be up for reelection at the next annual meeting of stockholders and will continue to serve until his successor is elected and qualified or until his or her earlier death, resignation, or removal. We did not hold an annual meeting during fiscal 2008 or 2009; however, we expect to hold an annual meeting during the current fiscal year.

     Each officer is appointed annually and serves at the discretion of the Board of Directors until his successor is duly elected and qualified. No arrangement exists between any of Aspen’s officers and directors pursuant to which any of those persons was elected to such office or position. None of the directors are also directors of other companies filing reports under the Securities Exchange Act of 1934.

Name	Age	Position	Class	Director Since

R. V. Bailey	77	Chief Executive Officer, Secretary,	III	1980
		Director, Vice President, and Board
		Chairman
Robert A. Cohan	53	President and Director	I	1998
Kevan B. Hensman	53	Chief Financial Officer and Director	II	2006
Douglas Imperato	51	Director		2008

     Robert A. Cohan. Mr. Cohan currently serves as our President and as a director. He served as our chief executive officer and chief financial officer until January 2008 when he suffered a stroke and he has not been able to resume full-time duties since then. Mr. Cohan obtained a Bachelor of Science degree in Geology from the State University College at Oneonta, NY in 1979. He has approximately 28 years experience in oil and gas exploration and development, including employment in Denver, CO with Western Geophysical, H. K. van Poollen & Assoc., Inc., as a Reservoir Engineer and Geologist, Universal Oil & Gas, and as a principal of Rio Oil Co., Denver, CO. Mr. Cohan served as Manager, Oil & Gas Operations, Aspen Exploration Corporation, Denver, CO from 1989 to 1992. He was employed as Vice President, Oil & Gas Operations, for Tri-Valley Oil & Gas Co., Bakersfield, CA. from 1992 to April 1995, at which time Mr. Cohan rejoined Aspen Exploration Corporation as Vice President West Coast Division (now President), opening an office in Bakersfield, CA. He is a member of the Society of Petroleum Engineers (SPE) and the American Association of Petroleum Geologists (AAPG).

     Kevan B. Hensman. Mr. Hensman became a director of Aspen Exploration Corporation on September 11, 2006. As a result of Mr. Cohan’s stroke, Mr. Hensman was appointed as our chief financial officer in January 2008. Since April 2002, except for a one-year position as Manager of Paramount Citrus Association, Mr. Hensman has served as an Analyst for Truxtun Radiology Medical Group, LP with the duties of providing financial analysis; performing special projects; and assisting the Practice Administrator in performing various duties and assignments.

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

     Douglas Imperato. Mr. Imperato was appointed to our Board of Directors on December 9, 2008. Since 1996, Mr. Imperato has been a self-employed geologist in the oil and gas exploration industry. Mr. Imperato served as a director for Applied Earth Technology, Inc. from September 1985 through September 1989.

     In the past we have paid Mr. Imperato consulting fees for services provided to the Company, and paid such fees during our 2009 fiscal year. However, as described below in “Certain Relationships and Related Party Transactions” the consulting fees we have paid to Mr. Imperato have been significantly less than $120,000 in each of our previous fiscal years, and we do not expect the consulting fees that we have, and will, pay to Mr. Imperato in our current fiscal year to equal $120,000 or greater.

Involvement in Certain Legal Proceedings:

     During the past five years, no present director or executive officer of the Company has been the subject matter of any of the following legal proceedings: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Meetings of the Board and Committees:

     The Board of directors held one formal meeting during the fiscal year ended June 30, 2008 and six formal meetings during the fiscal year ended June 30, 2009. Each director attended all of the formal meetings either in person or by telephone, without exception. In addition, regular communications were maintained throughout the year among all of the officers and directors of the Company and the directors acted by unanimous consent six times during fiscal 2008, four times during fiscal 2009, and three times subsequently.

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

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

     As noted above, Aspen does not have a nominating committee. We do not have a nominating committee because our board does not believe that such a committee is necessary given our small size, and because we have not held an annual meeting of shareholders since February 1994. Instead, when a board vacancy occurs, the remaining board members participate in deliberations concerning director nominees.

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

Family Relationships:

     As of June 30, 2009, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Aspen's directors and officers and any persons who own more than ten percent of Aspen's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Aspen with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed June 30, 2009 and subsequently, we believe that during the period from July 1, 2008 through August 31, 2009, all filing requirements applicable to our officers, directors and greater-than-ten-percent shareholders were complied with.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Aspen for the two years ended June 30, 2008 and 2009. No other person who is currently an executive officer of Aspen earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Aspen and any Aspen subsidiary.

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
				Stock	Option	Incentive Plan	Deferred Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

R. A. Cohan,
President and director	2009	$80,000	$-	$-	$-	$-	$-	$24,523	$104,523
	2008	$160,000	$-	$-	$71,563	$-	$-	$156,123	$387,686

R. V. Bailey, CEO
and Chairman,	2009	$90,000	$-	$-	$-	$-	$-	$99,848	$189,848
Executive Vice	2008	$60,000	$-	$-	$50,957	$-	$-	$135,367	$246,324
President

Compensation Discussion and Analysis

     The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained above – being our chief executive officer (R.V. Bailey (“CEO”)), and President (Robert A. Cohan), the “named executive officers.”

     As more fully described below, the board of directors (which includes the named executive officers) acting in lieu of a compensation committee reviews the total direct compensation programs for our CEO, and President. Notably the salary and other benefits payable to our named executive officers are set forth in employment agreements which are discussed below. The only discretionary portion of the compensation is the options that may (in the discretion of the board) be issued to the named executive officers.

     Our CEO reviews the base salary, annual bonus and long-term compensation levels for other employees of the Company. The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.

     A.    Cash Compensation Payable To Our Named Executive Officers. Historically, our named executive officers receive a base salary payable in accordance with our normal payroll practices and pursuant to contracts between each of these officers and Aspen (which contracts are described in more detail below), except for Kevan Hensman, our Chief Financial Officer, who is compensated on an hourly basis for services rendered. We believe that the base salaries as set forth in the employment contracts were reasonable when entered into and were less than those that are received by comparable officers with comparable responsibilities in similar companies. Notably our chief executive officer and our president were participants in our amended royalty and working interest plan discussed below. Our chief financial officer did not participate in this plan. As described in more detail below, Mr. Cohan’s employment contract expired December 31, 2008 and Mr. Bailey’s contract will expire December 31, 2009.

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

     Unless the composition of our board of directors changes before that time, however, the board considering these issues will not be independent. All of our directors are employees, Company consultants, or named executive officers. Thus, any compensation decisions made in the future are not likely to be at arms’-length.

     B.      Stock Option Plan Benefits. Our officers and directors are eligible to be granted options. Currently the Company only has one formal equity compensation plan the “2008 Equity Plan.”

     Prior to the adoption of the 2008 Equity Plan Messrs. Cohan, Bailey, and Hensman were granted option outside of that plan and own the following options which are not subject to vesting criteria or termination in the event the individual is no longer associated with Aspen.

	Options	Exercise	Expiration
	Outstanding	Price	Date

Cohan	80,000	$2.67	January 1, 2010
Bailey	65,000	2.67	January 1, 2010
Hensman	10,000	3.70	September 11, 2011

     The 2008 Equity Plan (consisting of 1,000,000 shares, options for 600,000 of which were granted to persons serving as our directors on February 28, 2008). The 2008 Equity Plan provides for:

  a cashless exercise of the options granted (§7(d)(5) of the 2008 Equity Plan),
  “all Options theretofore granted to such Recipient but not theretofore exercised shall terminate three months following the date the Recipient ceased to be an employee, officer, advisor or consultant of the Corporation” unless for “Cause,” in which case the options terminate immediately (§7(e) of the 2008 Equity Plan), and
  The continued exercisability of all options for one year following the death or disability of the option holder (§7(f) of the 2008 Equity Plan).

            With respect to the options granted under the 2008 Equity Plan, one-third of the options granted vested or expired as of September 30, 2008, one-third as of September 30, 2009, and one-third as of September 30, 2010, in each case based on Aspen achieving certain performance goals as reflected in its audited financial statements and reserve report as of the fiscal year end immediately preceding such date. To the extent they vest, the options expire February 27, 2013. The options are exercisable at $2.14 per share – well in excess of the current market price. The following table sets forth the performance standards.

		Actual Results
		for year ended	Goals for the Year Ended June 30,
Factors*	Weight	June 30, 2007	2009	2010

Total Barrels of Oil	30%	580,045	650,000	700,000
Equivalent – Proved

Present Value of
Reserves – 10%	25%	$13,400,466	$15,140,000	$16,030,000
Discount

Production (Barrels of
Oil Equivalent)	30%	103,653	120,000	130,000

Net Income	15%	$925,269	10% increase	10% increase
			over prior year	over prior year

No factor may be valued more than 100%. Any factor that is less than the 2007 base year will be weighted at zero.

     At June 30, 2008, 90,600 options were earned by the named executive officers based on performance conditions that were met, and 76,067 options expired due to unmet conditions. The 90,600 options that were earned by the named executive officers as of June 30, 2008 vested as of September 30, 2008. 166,667 options that were subject to the vesting requirements during the 2009 fiscal year were unearned during fiscal 2009 due to unmet conditions. Specifically:

Since the Venoco transaction closed on June 30, 2009, there will be no reserve report for the fiscal year ended 2009. Thus the first two conditions (55%) cannot be met.

Since the transaction closed as of December 1, 2008, the third condition (30%) was not met.

The fourth condition (15%) was not met due to a net loss for the 2009 fiscal year.

            C.     Elements of “All Other Compensation.” The amounts reflected in the column labeled “other compensation” in the above Summary Compensation Table predominately consist of compensation paid to the named executive officers from our “Amended Royalty and Working Interest Plan” and from benefits received from our 401(k) plan.

1. “Amended Royalty and Working Interest Plan”

     Aside from their base salaries, the largest element of the compensation of our executive officers is realized from our “Amended Royalty and Working Interest Plan” (the “Plan”) by which we have in the past, in our discretion, assigned overriding royalty interests or other interests in oil and gas properties or in mineral properties. This plan was intended to provide additional compensation to Aspen’s personnel involved in the acquisition, exploration and development of Aspen’s oil or gas or mineral prospects. In addition to our executive officers, all of our employees are eligible to participate in this Plan. In the fiscal years ended June 30, 2009 and 2008, Ms. Shelton, our corporate office manager (and neither an officer nor a director of Aspen), also participated in the Plan. Inasmuch as Aspen is not engaged in the oil and gas industry at the present time, we do not expect any additional assignments to be made under this plan.

     The allocations for royalty under Aspen’s “Royalty and Working Interest Plan” for employees are based on a determination by management whether there is any “room” for royalties in a particular transaction. In some specific cases management may believe that an oil or gas property or project is sufficiently burdened with existing royalties so that no additional royalty burden can be allocated to our employees for that property or project. In other situations a determination may be made that there are royalty interests available for assignment to our employees. The determination of whether royalty interests are available and how much to assign to employees (usually less than 3%) is made on a case-by-case basis by Robert A. Cohan, president, and R. V. Bailey, our chief executive officer and vice president, both of whom benefit from royalty interests assigned. We never granted any overriding royalty interests in our Montana oil properties (which properties we sold in February 2009).

     During fiscal year 2008, we assigned to employees royalties on certain of our properties pursuant to our Amended Royalty and Working Interest Plan, as set forth in the following table. No assignments of overriding royalty interests were made to employees during fiscal year 2009. At the time we assign these overriding royalty interests, we considered the value of the royalties assigned to be nominal since the assignments are made while the properties are undeveloped and unproved, and before any wells or drilled or significant exploratory work has been performed. The overriding royalty interests in these properties granted to our named officers and our one additional (non-executive) employee were as follows:

	R.V. Bailey	R.A. Cohan	J.L. Shelton
Assigned during the
2009 fiscal year	percent	percent	percent

	-	-	-

Assigned during the
2008 fiscal year:

Johnson Unit 13	1.260000	1.260000	0.480000
SJDD 11-1	1.360000	2.000000	0.640000
Delta Farms 10	0.816000	1.200000	0.384000
Eastby 1-1	0.906661	1.333325	0.426664

     The following table sets forth the payments received during the years stated by our named executive officers.

	Payments Received During
	Fiscal Year Ended June 30,

	2009	2008

Mr. Cohan	$59,114	$145,873
Mr. Bailey	$43,234	$102,927

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

     We adopted an Amendment to the Profit-Sharing 401(k) Plan effective July 1, 2005 which states that Aspen will make matching contributions equal to 50% of the participant’s elective deferrals. During fiscal 2008, we contributed $30,250 to the plan ($10,000 to R. V. Bailey’s plan; $10,250 to Robert A. Cohan’s plan; $10,000 to Judith L. Shelton’s plan). During fiscal 2009, we contributed $25,125 to the plan ($10,000 to R. V. Bailey’s plan; $5,125 to Robert A. Cohan’s plan; $10,000 to Judith L. Shelton’s plan). When amounts are contributed to Mr. Bailey’s and Mr. Cohan’s accounts (which amounts are fully vested), these amounts are also included in the column labeled “All Other Compensation” in the Summary Compensation table, above.

     For the fiscal years ended June 30, 2009 and 2008, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the paid medical insurance plan. Expenses reimbursed for fiscal 2009 and fiscal 2008 were $22,833 and $24,108, respectively. As of June 30, 2009 and 2008 there were no accruals for reimbursement of medical expenses. Under the terms of Mr. Bailey’s current employment agreement, he is responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.

     During the 2008 fiscal year Aspen provided one vehicle each to Messrs. Bailey and Cohan. In fiscal 2009, Messrs. Bailey and Cohan purchased the vehicles from the Company. Mr. Cohan purchased his vehicle from Aspen at fair market value as determined in the used car market. Pursuant to Mr. Bailey’s September 2004 employment agreement, he purchased his vehicle from Aspen for $500, significantly below the fair market value of that vehicle. The difference between the purchase price paid by Mr. Bailey when he acquired his vehicle from Aspen for $500 (pursuant to his September 2004 employment agreement) and the fair market value of that vehicle ($23,781) is also included in “Other Compensation” for Mr. Bailey.

3.      Expense Reimbursement.

     We have agreed to reimburse our officers and directors for out-of-pocket costs and expenses incurred on behalf of Aspen. Since this reimbursement is on a fully-accountable basis, there is no portion treated as compensation.

4.      Purchases of Working Interests

     As described in Item 1, above, when Aspen was actively operating its California natural gas properties, Aspen generally did not incur all of the expense and bear all of the risk in drilling its wells. Aspen generally sought other participants who were familiar with the oil and gas industry and the wells being drilled and retained a promotional interest. Oftentimes, our named executive officers participate in these wells. When they did so, they purchased working interests on the same basis as unaffiliated parties and bear their proportionate share of Aspen’s promotional interest. These investments by our named executive officers are not considered to be compensatory since the named executive officers are participating in the wells on the same basis as unaffiliated parties.

5.      Other

     Mr. Cohan also served as a director during our fiscal year 2009 and was compensated $4,000 for serving in that capacity. This amount is included in “Other Compensation” above rather than added to the Director compensation table below.

     D.      Employment Agreement with our Named Executive Officers. We have entered into employment agreements with two of our named executive officers. The material terms of these agreements are summarized as follows:

     Mr. Cohan: Aspen and Robert A. Cohan entered into an employment agreement dated January 1, 2003, as amended on April 22, 2005 (the “Agreement”). The Agreement was for an initial three year term, was amended in April 2005, and expired on December 31, 2008. Under the Agreement we paid Mr. Cohan an annual salary of $160,000 and we offered Mr. Cohan health insurance, cost reimbursement, and certain other benefits.

     As reported in January 2008, Mr. Cohan suffered a stroke and was unable to continue to perform his duties as chief executive officer and chief financial officer of Aspen. As a result, these duties were assumed by Messrs. R.V. Bailey and Kevan Hensman. As a result, on September 4, 2008, Aspen notified Mr. Cohan that his employment agreement would not be renewed when it expired on December 31, 2008.

     Mr. Bailey: Effective May 1, 2003, and as amended September 21, 2004, we entered into an employment agreement with R. V. Bailey (the “2003 Agreement”). The pertinent provisions of the 2003 Agreement included an employment period ending May 1, 2009, the title of Vice President (although Mr. Bailey is now serving as our chief executive officer) and an annual salary of $60,000 per year from January 1, 2007, ending May 1, 2009. Effective as of January 1, 2009, and as amended July 21, 2009, we entered into a new employment agreement with Mr. Bailey (the “2009 Agreement”) pursuant to which both parties agreed that the 2003 Agreement was terminated as of January 1, 2009. The pertinent provisions of the 2009 Agreement include an employment period ending December 31, 2009 with a salary of $120,000 per year. The 2009 Agreement provides that Mr. Bailey is eligible to participate in Aspen’s stock options and royalty interest programs. During the term of the agreement, and in lieu of health insurance, we have agreed to pay Mr. Bailey a monthly allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement. To the extent that Mr. Bailey does not provide documentation accounting for the expenditure of this amount for medical reimbursement purposes, it is treated as compensation to him. The original monthly allowance was $1,700, but the agreement provided that it should be adjusted each June for inflation. Currently the monthly allowance is $1,966.

     We may terminate the 2009 Agreement upon Mr. Bailey’s death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, we will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the 2009 Agreement. Aspen may not terminate the 2009 Agreement for other reasons. The 2003 Agreement terminated Aspen’s obligations under a previous agreement by which it was obligated to repurchase Mr. Bailey’s stock upon his death.

Stock Options and Stock Appreciation Rights Granted During the Last Fiscal Year:

     On February 27, 2008, the Board of Directors adopted the 2008 Equity Plan (the “Plan”). 1,000,000 shares of common stock are reserved under the Plan for the grant of stock options or issuance of stock bonuses to compensate new, continuing, and existing employees, officers, consultants, and advisors of the Company. Concurrent with the adoption of the Plan, the board granted options to purchase 775,000 shares of common stock at an exercise price of $2.14 per share. 1/3 of the shares vest on each September 30, of 2008, 2009, and 2010 if certain performance conditions are met. At June 30, 2008, 247,097 shares were earned, based on performance conditions, and 117,902 expired. At June 30, 2009, no shares were earned, based on performance conditions, and 258,333 expired.

     The following table sets out the unexercised stock options, stock granted as bonuses that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding at June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

							Equity Incentive
						Market	Plan Awards:
					Number of	Value of	Number of
					Shares or	Shares or	Unearned
	Number of Securities				Units of	Units of	Shares, Units,
	Underlying Unexercised		Option	Option	Stock That	Stock That	Other Rights
	Options(1)(#)		Exercise	Expiration	Have Not	Have Not	That Have Not
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)

R. V. Bailey,	65,000	-	2.67	1/1/2010	-	$-	-
CEO and Chairman	36,240	66,667	2.14	2/27/2013	66,667	60,000	66,667

Robert A. Cohan,	80,000	-	2.67	1/1/2010	-	-	-
President and Director	54,360	100,000	2.14	2/27/2013	100,000	90,000	100,000

Kevan Hensman,	10,000	-	3.70	9/11/2011	-	-	-
CFO and Director	18,120	33,333	2.14	2/27/2013	33,333	30,000	33,333

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

(2b)      On February 27, 2008, Mr. Bailey was granted an option to purchase 200,000 shares of our common stock at an exercise price of $2.14 per share. 1/3 of the shares vest on each September 30, of 2008, 2009, and 2010 if certain performance criteria are met. At June 30, 2009, 36,240 were earned (based on the FY 2008 performance criteria), and 97,094 options expired (including 66,667 that expired in fiscal 2009 as a result of meeting none of the performance criteria).

(3a)      On February 27, 2008, Mr. Cohan was granted an option to purchase 300,000 shares of our common stock at an exercise price of $2.14 per share. 1/3 of the shares vest on each September 30, of 2008, 2009, and 2010 if certain performance criteria are met. At June 30, 2009, 54,360 were earned (based on the FY 2008 performance criteria), and 145,640 options expired (including 100,000 that expired in fiscal 2009 as a result of meeting none of the performance criteria).

(3b)      On April 27, 2005, Mr. Cohan was granted an option to purchase 80,000 shares of our common stock at an exercise price of $2.67 per share. These options vested over three years without performance criteria, and are now entirely vested.

(4a)      On February 27, 2008, Mr. Hensman was granted an option to purchase 100,000 shares of our common stock at an exercise price of $2.14 per share. 1/3 of the shares vest on each September 30, of 2008, 2009, and 2010 if certain performance criteria are met. At June 30, 2009, 18,120 were earned (based on the FY 2008 performance criteria), and 48,546 expired (including 33,333 that expired in fiscal 2009 as a result of meeting none of the performance criteria).

(4b)      On September 11, 2006, Mr. Hensman was granted an option to purchase 10,000 shares of Aspen’s common stock exercisable at $3.70. The option vested immediately and is exercisable through September 11, 2011. These options vested when granted.

Long Term Incentive Plans/Awards in Last Fiscal Year:

     Except as described in our 401(k) plan, we do not have a long-term incentive plan nor have we made any awards during the fiscal years ended June 30, 2009 or 2008.

Report on Re-pricing of Options/SARs:

     We did not reprice any options or stock appreciation rights during the fiscal years ended June 30, 2008, June 30, 2009, or subsequently.

Compensation of Directors

     Although we have not formally adopted a plan for the compensation of our directors, in September 2006, upon his appointment as a director we issued Mr. Hensman an option to purchase 10,000 share of our common stock at a price of $3.70 per share, exercisable through September 11, 2011. In addition, we agreed to pay Mr. Hensman $2,000 per meeting of the board of directors that he attends in person or by telephone, and to reimburse him for any expenses that he may incur in performing his duties as a member of the board of directors. Subsequently, we offered the same compensation terms to Mr. Imperato (who became a director in December 2008) and to Mr. Cohan (who ceased being an employee of Aspen as of December 31, 2008). The fees earned by Messrs. Hensman and Imperato for attending meetings in fiscal year 2009 are reflected in the Director Compensation Table below. As a result of his appointment as chief financial officer, Mr. Hensman is also receiving consulting fees from Aspen at the rate of $70.00 per hour. Mr. Imperato, who was a consultant to Aspen even before his appointment as a director, received consulting fees during FY 2009 at the rate of $93.75 per hour which are reflected in note 2 to the Director Compensation table, below.

     Mr. Cohan also served as a director during our fiscal year 2009 but is not reflected in the Director Compensation table below as all compensation received by him is reflected in the Summary Compensation table.

     We have no other arrangements pursuant to which any of our directors was compensated during the fiscal year ended June 30, 2008 or 2009 for services as a director.

DIRECTOR COMPENSATION

				Non-Equity	Non-Qualified
				Incentive	Deferred
	Fees Earned	Stock	Option	Plan	Compensation
	or Paid	Nonqualified	Awards	Compensation	on Earnings	Total
Name	in Cash	Awards ($)	($)	($)	($)	($)

Kevan Hensman	$10,000	$-	$-	$-	$-	$10,000

Douglas Imperato	$6,000	$-	$-	$-	$-	$6,000

(1)      Mr. Hensman was appointed to our board of directors in September 2006 and during our 2007 fiscal year was paid fees for attending board meetings and was also granted an option to purchase 10,000 shares of our common stock upon his appointment to our board of directors. In January 2008 Mr. Hensman was appointed to serve as our chief financial officer. The line item above solely reflects compensation paid to Mr. Hensman during fiscal 2009 in his capacity as a director.

In addition to the directors fees that he received during fiscal 2009, Mr. Hensman received $9,250 in fees for services provided in his capacity as our Chief Financial Officer.

(2)      Mr. Imperato was appointed to our board of directors in December 2008 and during our 2009 fiscal year was paid fees for attending board meetings. The line item above solely reflects compensation paid to Mr. Imperato during fiscal 2009 in his capacity as a director. In addition to the directors’ fees that he received, during its fiscal 2009, Aspen paid Mr. Imperato $86,625 in consulting fees.

On February 27, 2008, Mr. Imperato was granted an option to purchase 25,000 shares of our common stock at an exercise price of $2.14 per share. 1/3 of the shares vest on each September 30, of 2008, 2009, and 2010 if certain performance criteria are met. At June 30, 2009, 4,530 were earned, based on the performance criteria (FY 2008) and vested on September 30, 2008, and 12,136 expired.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Executive Officers and Directors

     The following table sets forth as of September 15, 2009 the number and percentage of Aspen’s shares of $.005 par value common stock owned of record and beneficially owned by each executive officer, by each Director, and by all Officers and Directors as a group. The percentages set forth in the table below are based on the total number of shares outstanding as set forth on the cover page to this annual report.

	Beneficial Ownership
Beneficial Owner	Number of Shares		Percent of Total
R. V. Bailey	1,391,336	[i]	19.17%
Robert A. Cohan	692,737	ii	9.54%
Kevan B. Hensman	28,120	iii	0.39%
Douglas P. Imperato	7,530	iv	0.05%
All Officers and Directors as a Group (4 persons)	2,119,723		29.20%

The address for all of the above directors and executive officers is:
2050 S. Oneida St., Suite 208, Denver, CO 80224

i      This number includes 1,241,776 shares of stock held of record in the name of R. V. Bailey, and 16,320 shares of record in the name of Mieko Nakamura Bailey, his spouse. Additionally, the number includes 32,000 shares of common stock Aspen issued to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey’s 401(k) account. The number of shares beneficially owned also includes stock options to purchase 101,240 shares of restricted common stock. However, the number of shares does not include stock options to purchase 66,667 shares that have not yet vested and will not vest until on or after September 30, 2010, to the extent earned.

ii      This number includes 527,644, shares of common stock. Additionally, Aspen issued 30,733 shares of common stock to the Aspen Exploration Profit Sharing Plan for the benefit of Robert A. Cohan as a corporation contribution to Mr. Cohan’s 401(k) account. The total number of shares beneficially owned by Mr. Cohan also includes stock options to purchase 134,360 shares of restricted common stock. However, the number of shares does not include stock options to purchase 100,000 shares that have not yet vested and will not vest until on or after September 30, 2010, to the extent earned.

iii      On September 11, 2006, upon being appointed to our board of directors Mr. Hensman was granted an option to purchase 10,000 shares of our common stock at $3.70 per share. These options vested immediately upon grant and are exercisable through September 11, 2011. Mr. Hensman also owns options exercisable to acquire 18,120 shares included in the above table. The table does not include options to acquire 33,334 shares, which will not vest until on or after September 30, 2010, to the extent earned.

iv.      December 9, 2008, Mr. Imperato was appointed to our board of directors. Mr. Imperato owns 3,000 shares of our common stock and options to acquire 4,530 included in the table above. The table does not include options to acquire 8,334 shares, which will not vest until on or after September 30, 2010, to the extent earned.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the beneficial ownership of the Company’s Common Stock as of September 15, 2009 by each person (other than the directors and executive officers of the Company) was known to own beneficially, more than 5% of the outstanding voting shares of Common Stock:

Name and Address of	Amount and Nature of		Percent of
Beneficial Owner	Beneficial Ownership		Common Stock

Tymothi Tombar	421,929	[i]	5.8%
2713 Crawford Street
Houston, Texas 77004

John Gibbs and Susan Gibbs	471,400	ii	6.5%
P.O. Box 859
Ardmore, OK 73402

(i)      Based on a Schedule 13D filed by Mr. Tombar, on July 30, 2009.

(ii)      Based on a Schedule 13G/A filed by TriPower Resources, LLC, an Oklahoma limited liability company, successor by conversion to TriPower Resources, Inc., and John and Susan Gibbs on February 12, 2009.

Change of Control

     Except with respect to the employment agreement between Aspen and R. V. Bailey we know of no arrangement, the operation of which may, at a subsequent date, result in change in control of Aspen.

Securities Authorized for Issuance Under Equity Compensation Plans

     See Item 5, above, for information regarding securities authorized for issuance under equity compensation plans in the form required by Item 201(d) of Regulation SK.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     At June 30, 2008, R. V. Bailey, Aspen’s chief executive officer and chairman of the Board, and Robert A. Cohan, president and director of Aspen, each had working and royalty interests in certain of the California oil and gas properties operated by Aspen including Johnson #11, #12 and #13 in the Johnson Unit of the Malton Black Butte field and the Merrill #31-1 which are subject to possible title deficiencies. Depending on the results of our analysis of these deficiencies (which are described in more detail above), we may have overpaid Messrs. Bailey and Cohan some amounts to the same extent (if at all) we may have overpaid other working interest owners in the Johnson Unit of the Malton Black Butte Field with respect to Johnson #11 and #12, and the Merrill #31-1 well. Because we have not commenced production on Johnson #13, we have not made any payments to working interest or royalty owners of that well. In addition, they may have overpaid their share of the drilling costs of such wells.

     At June 30, 2009, no director or officer of Aspen owned a working interest in certain of the California oil and gas properties formerly operated by Aspen.

     As of June 30, 2008 and 2009, working interests of the Company and its affiliates in certain producing California properties are set forth below, as compared to Aspen’s interests in all of its wells:

	Gross Wells	Net Wells
	Gas	Gas

As of June 30, 2008
Aspen Exploration	88	19.17
R. V. Bailey	67	2.14
R. A. Cohan	67	1.2

We have not granted any participatory rights in our Montana oil properties.

Amended Royalty and Working Interest Plan:

     A discussion of Aspen’s Amended Royalty and Working Interest Plant and the specific royalties assigned to our executive officers is included in Item 11 “Executive Compensation” above.

Employment Agreements:

     See Item 11, Executive Compensation -- Employment contracts and termination of employment and change in control arrangements, for a discussion of the employment contracts between Aspen and Messrs. Cohan and Bailey.

Consulting Fees and Other Compensation Arrangements

     Mr. Imperato. Mr. Imperato is a self-employed geologist in the oil and gas exploration industry and has served as a Company consultant on an on-going basis. In the past we paid Mr. Imperato consulting fees for services provided to the Company, and have paid such fees during our 2009 fiscal year. These fees, paid at the rate of $93.75 per hour during our 2009 fiscal year, amounted to $86,625 in fiscal 2009.

     Mr. Imperato also had working and royalty interests in certain of the California oil and gas properties that were operated by the Company prior to the June 30, 2009 sale to Venoco. During the Company’s fiscal year ended June 30, 2008 Mr. Imperato was paid $166,202 in royalties and $262,671 from his working interests. During fiscal year ended June 30, 2009 Mr. Imperato was paid $93,400 in royalties and $98,856 from his working interests.

     Mr. Imperato also entered into an agreement with Brian Wolf Oil & Gas Properties (“Wolf”), who was engaged by the Company to assemble and operate the Company data room and to assist in the sale of Aspen’s properties. The agreement between Aspen and Wolf required that Aspen pay Wolf 3% of the gross purchase price for the properties, and as a result, Aspen paid Wolf $671,733.57. Wolf had agreed to share a portion of this commission with Mr. Imperato, and as a result paid Mr. Imperato $331,134. Mr. Imperato disclosed this compensation arrangement to the Company prior to his appointment to the Board of Directors, and it had been negotiated between Wolf and Mr. Imperato several months before Mr. Imperato was a director of Aspen.

     Mr. Hensman. Mr. Hensman assumed the role of chief financial officer upon Mr. Cohan’s disability. In that role, Aspen has been paying him consulting fees at $70 per hour. In addition to the director’s fees that he received during fiscal 2009, Mr. Hensman received $9,250 in fees for services he provided in his capacity as chief financial officer.

Other Arrangements:

     During the fiscal years 2009 and 2008, Aspen paid for various hospitality functions and for travel, lodging and hospitality expenses for spouses who occasionally accompanied directors when they were traveling on company business. Management believes that the expenditures were to Aspen’s benefit.

Certain Business Relationships:

       None.

Indebtedness of Management:

       None.

Transactions with Promoters:

       Not applicable.

Director Independence:

Our board of directors consists of Messrs. Bailey, Cohan, Hensman, and Imperato. No board member is considered to be “independent” as defined by Section 803A of the NYSE Amex Company Guide. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading “Certain Related Person Transactions”).

ITEM 14.      PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

(a)      Audit Fees.

     Effective November 3, 2008 Gordon, Hughes, & Banks, LLP (“GH&B”) resigned as the independent registered accounting firm for Aspen Exploration Corporation (the “Company”). GH&B recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B. Certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. On November 3, 2008, the Company’s Board of Directors approved the engagement of Eide Bailly as the Company’s independent registered public accounting firm.

     GH&B billed us aggregate fees for audit and tax services in the amount of approximately $46,336 for the fiscal year ended June 30, 2008 and $43,696 for the fiscal year ended June 30, 2009. Eide Bailly billed us aggregate fees for audit services in the amount of approximately $11,845 for the fiscal year ended June 30, 2009.

     These amounts were billed for professional services that Gordon, Hughes & Banks, LLP and Eide Bailly LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)      Audit-Related Fees.

     Gordon, Hughes & Banks, LLP billed us aggregate fees in the amount of $0 and $515 for the fiscal years ended June 30, 2009 and 2008 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

     Eide Bailly, LP billed us aggregate fees in the amount of $0 for the fiscal year ended June 30, 2009 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)      Tax Fees.

     Gordon, Hughes & Banks, LLP billed us aggregate fees in the amount of approximately $0 for the fiscal year ended June 30, 2009, and $7,395 for the fiscal year ended June 30, 2008, for tax compliance services.

     Eide Bailly, LP billed us aggregate fees in the amount of approximately $7,640 for the fiscal year ended June 30, 2009, for tax compliance services.

(d)      All Other Fees.

     Gordon, Hughes & Banks, LLP billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2009 and 2008 for other fees.

     Eide Bailly, LP billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2009 for other fees.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors has approved Gordon, Hughes & Banks, LLP and Eide Bailly, LP performing our audit and tax services for the 2008 and 2009 fiscal years.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Eide Bailly, LLP		Gordon Hughes & Banks LLP
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2009	2008	2009	2008

Audit fees	61%	0%	100%	86%
Audit-related fees	0%	0%	0%	1%
Tax fees	39%	0%	0%	13%
All other fees	0%	0%	0%	0%

PART IV.

ITEM 15.      EXHIBITS

Exhibits Pursuant to Item 601 of Regulation SK:

Exhibit No.	Title

3.01	Restated Certificate of Incorporation (without) amendments.(9)
3.02	Registrant’s Amended and Restated Bylaws. (1)
10.01	Purchase and Sale Agreement among Aspen Exploration Corporation, Venoco, Inc., and certain other persons listed in the Annexes thereto dated February 18, 2009. (2)
10.02	Form of Voting Agreement (2)
10.03	Form of Joinder Agreements (Indirect) (2)
10.04	Form of Joinder Agreements (Joint Seller) (2)
10.05	Agreement of Purchase and Sale among Aspen Exploration Corporation, Nautilus Poplar,
LLC and Hunter Energy LLC dated February 24, 2009. (3)
10.06	Employment Agreement between Aspen Exploration Corporation and R.V. Bailey. (4)
10.07	Employment Agreement Extension between Aspen Exploration Corporation and R.V. Bailey (5)
10.08	Option Agreement between Aspen Exploration Corporation and Kevan B. Hensman. (6)
10.10	Aspen Exploration Corporation 2008 Equity Plan (7)
16.1	Letter of Gordon, Hughes, & Banks, LLP dated November 3, 2008, regarding the change in certifying accountant. (8)
21.1	Subsidiaries of Aspen Exploration Corporation. (9)
31	Certification pursuant to Rule 13a-14. *
32	Certification pursuant to 18 U.S.C. §1350. *

* Filed herewith.

(1)	Incorporated by reference from Aspen’s Annual Report on Form 10-K dated
June 30, 2003 (filed on September 26, 2003).

(2)	Incorporated by reference from the registrant’s current report on Form 8-K dated February 18, 2009 and filed on February 19, 2009.

(3)	Incorporated by reference from the registrant’s current report on Form 8-K dated February 25, 2009 and filed on March 3, 2009.

(4)	Incorporated by reference from the registrant’s current report on Form 8-K dated March 25, 2009 and filed on March 31, 2009.

(5)	Incorporated by reference from the registrant’s current report on Form 8-K dated July 21, 2009 and filed on July 25, 2009.

(6)	Incorporated by reference from Aspen’s Annual Report on Form 10-K dated June 30, 2006 (filed on
October 12, 2006).

(7)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated February 27, 2008 (filed on
March 10, 2008).

(8)	Incorporated by reference from the registrant’s current report on Form 8-K dated November 3, 2008 and filed on July 25, 2009.

(9)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB dated
June 30, 2007 (filed on September 28, 2007).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2009

ASPEN EXPLORATION CORPORATION,
a Delaware Corporation

	By:	/s/ R. V. Bailey
R. V. Bailey
Chief Executive Officer

September 28, 2009	By:	/s/ Kevan B. Hensman
Chief Financial Officer
(Principal Accounting Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

September 28, 2009	R. V. Bailey	/s/ R. V. Bailey
Chief Executive Officer
Chairman of the Board, Director

September 28, 2009	Kevan B. Hensman	/s/ Kevan B. Hensman
Chief Financial Officer
Director

September 28, 2009	Robert A. Cohan	/s/ Robert A. Cohan
President
Director

September 28, 2009	Douglas P. Imperato	/s/ Douglas P. Imperato
Director

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	37-38

Financial Statements as of June 30, 2009 and June 30, 2008:

Consolidated Balance Sheets	39-40

Consolidated Statements of Operations	41

Consolidated Statement of Stockholders’ Equity	42

Consolidated Statements of Cash Flows	43

Notes to Consolidated Financial Statements	44-63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Aspen Exploration Corporation and Subsidiary Denver, Colorado

We have audited the accompanying consolidated balance sheet of Aspen Exploration Corporation and Subsidiary (the “Company”) as of June 30, 2009, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado September 24, 2009

See accompanying notes to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Aspen Exploration Corporation and Subsidiary Denver, Colorado

We have audited the accompanying consolidated balance sheet of Aspen Exploration Corporation and Subsidiary (the “Company”) as of June 30, 2008, and the related statement of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2008, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado September 16, 2008

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	June 30,	June 30,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$10,478,774	$1,595,150
Marketable securities	228,319	930,818
Accounts and trade receivables	602,270	2,287,519
Other current assets	289,429	39,474

Total current assets	11,598,792	4,852,961

Property and equipment
Oil and gas property	-	23,677,355
Support equipment	96,560	183,374

	96,560	23,860,729
Accumulated depletion and impairment - full cost pool	-	(10,479,466)
Accumulated depreciation - support equipment	(29,933)	(70,570)

Net property and equipment	66,627	13,310,693

Other assets:
Deposits	-	263,650
Deferred income taxes, net	29,000	-

Total other assets	29,000	263,650

Total assets	$11,694,419	$18,427,304

(Statement Continues)

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 2009 AND 2008

	June 30,	June 30,
	2009	2008

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,398,863	$2,260,611
Other current liabilities and accrued expenses	-	620,875
Income tax payable	924,985	-
Notes payable - current portion	-	475,000
Asset retirement obligation, current portion	-	56,400
Deferred income taxes, current	-	122,000

Total current liabilities	2,323,848	3,534,886

Long-term liabilities
Notes payable, net of current portion	-	116,667
Asset retirement obligation, net of current portion	-	675,955
Deferred income taxes, net	-	2,398,000

Total long-term liabilities	-	3,190,622

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At June 30, 2009,
and June 30, 2008, 7,259,622 shares	36,298	36,298
Capital in excess of par value	7,676,458	7,676,458
Accumulated other comprehensive loss	(520,186)	(281,849)
Retained earnings	2,178,001	4,270,889

Total stockholders' equity	9,370,571	11,701,796

Total liabilities and stockholders' equity	$11,694,419	$18,427,304

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Year Ended
	June 30,
	2009	2008

Operating expenses:
Selling, general and administrative	$688,365	$621,463

Operating loss	(688,365)	(621,463)

Other income (expenses)
Interest and other income	24,127	117,352
Interest and other (expenses)	(30,309)	(63,678)
Gain on sale of marketable securities	12,049	4,834
(Loss) on sale of equipment	(459)	-

Total other income (expenses)	5,408	58,508

Loss from continuing operations
before income taxes	(682,957)	(562,955)

Income tax benefit (expense)	287,324	(109,779)

(Loss) from continuing operations	(395,633)	(672,734)

Discontinued operations
Income (loss) from discontinued operations
(plus applicable income taxes of $1.35 million)	(2,180,988)	1,475,537

Gain on disposal of oil & gas operations
(less applicable income taxes of $322,000)	483,733	-

Net Income (loss)	$(2,092,888)	$802,803

Basic net income (loss) per share	$(0.29)	$0.11

Diluted net income (loss) per share	$(0.29)	$0.11

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	113,455
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share :	7,259,622	7,373,077

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock				Accumulated
					Other
				Retained	Comprehensive	Total
	Shares	Par Value	APIC	Earnings	(Loss)	Equity

Balances at July 1, 2007	7,259,622	$36,298	$7,501,789	$3,468,086	$-	$11,006,173

Compensation expense per FAS 123R	-	-	174,669	-	-	174,669
Unrealized (loss) on marketable securities
(net of income tax of $189,822)	-	-	-	-	(281,849)	(281,849)
Net income	-	-	-	802,803	-	802,803

Balances at June 30, 2008	7,259,622	$36,298	$7,676,458	$4,270,889	$(281,849)	$11,701,796

Compensation expense per FAS 123R	-	-	-	-	-	-
Unrealized (loss) on marketable securities
(net of income tax of $156,948)	-	-	-	-	(238,337)	(238,337)

Net (loss)	-	-	-	(2,092,888)	-	(2,092,888)

Balances at June 30, 2009	7,259,622	$36,298	$7,676,458	$2,178,001	$(520,186)	$9,370,571

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Year Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(2,092,888)	$802,803
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion and depreciation, depletion, and amortization	1,522,661	2,451,417
Impairment of oil and gas properties	3,550,000	-
Deferred income taxes	(2,394,953)	252,888
Compensation expense related to stock options granted	-	174,669
Gain on conveyances of property	(805,733)	-
Realized (gain) on marketable securities	(12,049)	-
Loss on sale of equipment	24,241	-
Changes in assets and liabilities:
(Increase) decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	1,639,316	(156,775)
Increase (decrease) in current liabilities other than notes payable
and asset retirement obligation	(1,283,121)	(1,770,323)
Net Cash Provided by Operating Activities	147,474	1,754,679

Cash Flows from Investing Activities:
Sale of oil and gas properties	9,006,846	-
Additions to oil & gas property	(234,479)	(3,662,878)
Sales of marketable securities	322,165	19,930
(Purchases) of marketable securities	-	(300,000)
Sale of property and equipment	10,875	1,140
Net Cash Provided by (Used in) Investing Activities	9,105,407	(3,941,808)

Cash Flows from Financing Activities:
Payment of long-term debt	(369,257)	(275,000)

Net Cash (Used in) Financing Activities	(369,257)	(275,000)

Net Increase (Decrease) in Cash and Cash Equivalents	8,883,624	(2,462,129)

Cash and Cash Equivalents, beginning of year	1,595,150	4,057,279
Cash and Cash Equivalents, end of year	$10,478,774	$1,595,150

Supplemental disclosures of cash flow information:
Interest paid	$36,255	$63,678

Income taxes paid	$140,000	$800

Supplemental non-cash activity
Decrease in fair value of marketable securities (net of
income taxes of $187,520 and $243,494, respectively)	$281,297	$-

Note payable relieved on sale of oil & gas properties	$222,410	$-

Increase (decrease) in asset retirement obligation	$(732,355)	$223,782

AR/AP (assumed) relieved in sale of oil and gas properties	$(771,460)	$-

See accompanying notes to these consolidated financial statements.

43

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aspen Exploration Corporation (the “Company” or “Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. The Company was engaged primarily in the exploration and development of oil and gas properties in California and had a significant working interest in oil wells in the Poplar Field of northern Montana. As of June 30, 2009, the Company has discontinued all oil and gas exploration and production activities, and disposed of all significant oil and gas related assets. Effective July 1, 2009, the Company anticipates issuing financial statements in accordance with the standards of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, as effective with the sale of its oil and gas properties on June 30, 2009, the Company has re-entered the development stage.

Oil and Gas Exploration and Development. The major emphasis had been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. The Company engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves. With the assistance of management, independent contractors retained from time to time by Aspen, and, to a lesser extent, unsolicited submissions, the Company identified and prospects believed to be suitable for drilling and acquisition. The Company’s primary area of interest was in the state of California where the Company acquired a number of interests in oil and gas properties. Previously, we held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana which contributed only nominally (if at all) to our positive cash flow and profitability, and during much of the latter half of calendar 2008 resulted in operating losses. Effective January 1, 2009, we sold our entire interest in these oil properties in Montana. At the present time, we are not engaged in any drilling operations or acreage acquisition programs nor have we drilled any new wells in our current fiscal year.

In the past, where possible, we attempted to be the operator of each property in which we invested. Currently, we are no longer operating any gas wells. As operator, the other working interest owners were obligated to pay us fees pursuant to the “overhead reimbursement” provisions of the COPAS Accounting Procedures which are included as an attachment to the operating agreements. These accounting procedures define the overhead expenses that were charged to the joint accounts and permitted us to charge some expenses (such as “salaries, wages and Personal Expenses of Technical Employees directly employed on the Joint Property” and drilling expenses) directly to the joint interest owners. In almost all cases, Aspen also charged a general monthly producing overhead rate per well. We have not recognized these fees received from the joint interest owners as revenues; rather they are offset against (and are a deduction from) our general and administrative expenses as reflected in our statement of operations.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Discontinued Operations:

The Company has accounted for the disposition of its oil and gas assets in accordance the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and has reclassified its consolidated statements of operations for the years ended June 30, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, and accounts payable. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, “Effective Date of FASB Statement No. 157,” which generally delays by one year (per above), the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, non-financial assets recorded at fair value at the time of acquisition, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company has adopted the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its 2009 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2010 fiscal year. Items carried at fair value on a recurring basis (to which SFAS No. 157 applies in fiscal 2009) consist of cash and cash equivalents and marketable securities based on quoted prices in active markets for identical assets. We do not currently have items which are carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in fiscal 2010). The Company also uses fair value concepts to test various long-lived assets for impairment. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2009 years.

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

Oil and Gas Properties

We utilized the full cost method of accounting for costs related to our gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess. We review our properties quarterly for impairment. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculation. This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher gas prices may subsequently increase the ceiling. Due to declines in gas prices during fiscal 2009, and the fact that the Company has taken no action to replace reserves that have been produced, the Company recorded a ceiling write down of $3.55 million in the fiscal year ended June 30, 2009.

Effective January 1, 2009, the Company sold its entire interest in an oil property in the Poplar Field of Montana for approximately $1.2 million. The disposition of these assets was significant in relation to our full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which caused us to recognize a loss in our financial statements under the full cost pool accounting rules. Accordingly, our evaluation resulted in our recognition of a $2.157 million loss on conveyance during the quarter ended June 30, 2009. During the 2008 fiscal year, we did not have any oil and gas property dispositions.

On May 22, 2009, Aspen’s shareholders approved the sale of the Company’s California oil and gas properties and assets to Venoco upon the terms described in the Purchase and Sale Agreement as signed by the parties and as filed with the Securities and Exchange Commission. The sale was closed on June 30, 2009 but the effective date of the sale was December 1, 2008. The parties are obligated to have a final closing by October 28, 2009 which may result in either: (i) Venoco paying Aspen and the other sellers additional funds, or (ii) Venoco being entitled to collect funds from Aspen and the other sellers as an overpayment, or (iii) no further adjustment.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties (Continued)

Through June 30, 2009, all capitalized costs were depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Aspen. Depletion and amortization expense was $1.5 million and $2.4 million for the years ended June 30, 2009 and 2008, respectively. Depletion expense per equivalent unit of production (MCFe) was $3.54 and $3.65 for 2009 and 2008, respectively.

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $11,061 and $21,266 for the years ended June 30, 2009 and 2008, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. We assess credit risk and allowance for doubtful accounts on a customer specific basis. Aspen’s policy is not to grant long-term credit to customers, and to deal only with customers well-known in the oil and gas industry and with sufficient financial capability to meet its obligations. Through June 30, 2009, except for immaterial amounts, all of our production was sold to 3 customers. Each of these customers is well known in the industry and to management and management believes each customer to have sufficient financial capability. As of June 30, 2009 and 2008, we do not have an allowance for doubtful accounts.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings per share.

	Year Ended June 30,
	2009			2008
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic Earnings Per Share:
Net income and
share amounts	$(2,092,888)	7,259,622	$(0.29)	$802,803	7,259,622	$0.11
Effect of Dilutive Securities:
Stock Options	-	-	-	-	113,455	-

Diluted Earnings Per Share:
Net income and assumed
share conversion	$(2,092,888)	7,259,622	$(0.29)	$802,803	7,373,077	$0.11

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. The Company adopted FASB interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, effective July 1, 2007. Fin 48 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of June 30, 2009 or 2008.

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

See Note 3 below.

Equity-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123 (R), Share Based Payment, using the modified-prospective transition method as described in SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure. No compensation expense related to our equity compensation plans was recognized in the fiscal year ended June 30, 2009 and $174,669 was recognized in fiscal 2008.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162 as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS No. 168 will have no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)”. SFAS No. 167 amends FIN No. 46 (R), “Consolidation of Variable Interest Entities” and changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company does not expect the adoption of this pronouncement to have an effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement upon issuance; however, there was no impact on the Company’s financial position or results of operations as a result of the adoption.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP FAS No. 157-4 is effective in reporting periods ending after June 15, 2009. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS No. 107-1 and APB No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS No. 107-1 and APB No. 28-1 are effective in reporting periods ending after June 15, 2009. The adoption of this Statement concerns disclosure only and did not have an impact on the Company’s consolidated financial statements.

NOTE 2 – EQUITY COMPENSATION PLANS

Stock Options

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized for the year ended June 30, 2008 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2007, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

NOTE 2 – EQUITY COMPENSATION PLANS (Continued)

Stock Options (Continued)

Our officers and directors are eligible to be granted options. Currently the Company only has one formal equity compensation plan, the “2008 Equity Plan.” There are an aggregate of 1,000,000 common shares reserved for issuance under the 2008 Equity Plan. The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model. The options issued under the 2008 Equity Plan were valued using with the following weighted average assumptions: no dividend yield, expected volatility of 58%, risk free interest rates of 2.25% and expected lives of 3.3 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method permitted by SAB 107.

The following information summarizes information with respect to options granted under equity plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at July 1, 2007	230,000	$2.26

Granted	775,000	2.14
Exercised	-	-
Forfeited or expired	(117,902)	2.14

Outstanding at June 30, 2008	887,098	$2.17	3.79	$558,872

Granted	-
Exercised	-
Forfeited or expired	(308,332)	1.89

Outstanding at June 30, 2009	578,766	$2.32	2.71	$(823,370)

Exercisable at June 30, 2008	370,431	$2.21	2.56	$218,554

Exercisable at June 30, 2009	320,431	$2.47	1.94	$(503,033)

The grant-date fair value of options granted during the fiscal year 2008 was $0.91. No options were granted or exercised during the period ending June 30, 2009.

NOTE 2 – EQUITY COMPENSATION PLANS (Continued)

A summary of the status of the Company’s nonvested shares underlying the options outstanding as of June 30, 2009 and 2008, and changes during the years then ended are presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at July 1, 2007	106,666	$1.69

Granted	775,000	0.91
Vested	(247,097)	1.00
Forfeited	(117,902)	0.91

Nonvested at June 30, 2008	516,667	$0.91

Granted	-
Vested	-
Forfeited	(258,333)	0.91

Nonvested at June 30, 2009	258,334	$0.91

The remaining options outstanding are not expected to vest due to performance conditions that are unlikely to be met as a result of the disposition of the Company’s oil and gas producing assets.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2009:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercisable	Number	Exercisable
Price	Outstanding	Life in Years (1)	Price	Exercisable	Price
2.67	170,000	0.51	$2.67	170,000	$2.67

3.70	10,000	2.20	3.70	10,000	3.70

2.14	398,766	3.67	2.14	140,431	2.14

	578,766	2.72	$2.32	320,431	$2.47

(1)      The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of the Company.

NOTE 3 – INCOME TAXES

The Company recorded deferred income tax assets of $35,000 and $1,573,500, and deferred income tax liabilities of approximately $6,000 and $4,093,500 as of June 30, 2009 and 2008, respectively. The Company paid Federal estimated income tax payments of $140,000 during the fiscal year. Additionally, the Company paid state income tax of $800 to the state of California, and $50 to the state of Montana. The significant decrease in deferred tax assets and liabilities in the current year is due to the disposition of oil and gas related assets, and ability to utilize net operating loss and depletion carryforwards.

NOTE 3 – INCOME TAXES (Continued)

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. The Company had approximately $685,895 in net operating loss carryforwards at June 30, 2008 expiring June 30, 2028. All available carryforwards are expected to be utilized when computing the tax liability for the period ended June 30, 2009. The Company recorded an allowance of $135,000 for future tax assets related to stock options expense that was previously recorded for book purposes, but are not expected to be realized for tax purposes.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2009	2008
Deferred tax assets:
Unrealized loss on investments	$35,000	$-
NOL and percentage depletion carryforward	-	896,500
State income tax expense	-	341,000
Equity based compensation	123,000	99,500
Asset retirement obligation	-	236,500
(Less: Valuation Allowance)	(123,000)	-

	35,000	1,573,500

Deferred tax (liabilities):
Oil and gas properties	-	(3,959,500)
Property, plant, and equipment	(6,000)	(12,000)
Unrealized gain on investments	-	(122,000)

	(6,000)	(4,093,500)

	$29,000	$(2,520,000)

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended June 30 is as follows:

	2009	2008
Statutory federal income tax rate	34%	35%
Statutory state income tax rate, net of federal benefit	5%	5%
Recognition of tax basis of properties	0%	-27%
Blended State Rate Change/Other	0%	-1%
Effective rate	39%	12%
The provision for income taxes consists of the following components:
	2009	2008
Current tax expense	$1,066,000	$44,779
Deferred tax expense/(benefit)	(2,381,324)	65,000
Total income tax provision	$(1,315,324)	$109,779

NOTE 3 – INCOME TAXES (Continued)

We file annual US federal income tax returns and have filed annual income tax returns for the states of Colorado, Montana, and California. Income taxing authorities have conducted no formal examinations of our past federal and state income tax returns and supporting records.

As of June 30, 2009, we remain subject to examination in the following major tax jurisdictions for the years indicated below:

Jurisdiction:	Tax Years Subject to Exam:

Federal	2006-2008
California	2005-2008
Colorado	2005-2008
Montana	2007-2008

NOTE 4 – DISCONTINUED OPERATIONS

The Company has reclassified its consolidated statements of operations for the years ended June 30, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009 (See Note 7). This reclassification has no impact on the Company’s net income or the net income per share. Condensed financial information of the results of oil and gas activities included in discontinued operations is as follows:

	Year Ended
	June 30,
	2009	2008

Oil and gas sales	$2,760,603	$5,390,367
Oil and gas production	(1,218,930)	(1,463,415)
Accretion, depreciation,
depletion and amortization	(1,522,661)	(2,451,415)
Impairment of full cost pool assets	(3,550,000)	-
Plus related income tax benefit	1,300,000	-

Income from discontinued operations	(2,230,988)	1,475,537

Loss on conveyance of property (Montana)	(2,157,000)	-
Gain on California asset sale	2,962,733	-
Less related income taxes	(322,000)	-

Gain on disposal of oil & gas operations	483,733	-

Income (Loss) from Discontinued Operations	$(1,747,255)	$1,475,537

Basic net income (loss) per share	$(0.24)	$0.20

Diluted net income (loss) per share	$(0.24)	$0.20

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	113,455
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share :	7,259,622	7,373,077

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2008 and 2009 are as follows:

		Fair Value Measurements at Reporting Date Using:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)

Certificates of Deposit	$250,000	$-	$250,000	$-
Marketable Securities	228,319	228,319	-	-

Total Assets	$478,319	$228,319	$250,000	$-

June 30, 2008

Certificates of Deposit	$250,000	$-	$250,000	$-
Marketable Securities	930,818	930,818	-	-

Total Assets	$1,180,818	$930,818	$250,000	$-

NOTE 6 – OIL AND GAS ACTIVITIES

Capitalized Costs

Capitalized costs associated with oil and gas producing activities are as follows:
	June 30,
	2009	2008

Proved properties	$-	$23,677,355

Accumulated depreciation, depletion, and amortization	-	(10,197,746)
Valuation allowance	-	(281,720)

	-	(10,479,466)

Net capitalized costs	$-	$13,197,889

At the date of acquisition of the properties, certain undeveloped properties were also acquired. The value assigned to these properties was nominal as it was determined the fair value of the properties was immaterial at the time of acquisition.

Results of Operations
Results of operations for oil and gas producing activities are as follows:
	Year Ended June 30,
	2009	2008

Revenues	$2,760,603	$5,390,367
Production costs	(1,218,930)	(1,463,415)
Depreciation, depletion and accretion	(1,522,661)	(2,451,415)

Results of operations (excluding corporate overhead and ceiling write-down)	$19,012	$1,475,537

Acquisition, Exploration and Development Costs
	2009	2008
Property acquisition costs net of divestiture proceeds	$-	$30,000
Exploration	234,479	3,632,878
Development	-	-

Total before asset retirement obligation	$234,479	$3,662,878
Total including asset retirement obligation:
Acquisitions	$-	$30,000
Exploration	234,479	3,844,512
Development	-	-

Total	$234,479	$3,874,512

Fees charged by Aspen to operate the properties totaled approximately $506,000 and $607,000 for the years ended 2009 and 2008, respectively, and is recorded as reductions to SG&A in the accompanying Statement of Operations.

NOTE 6 – OIL AND GAS ACTIVITIES (Continued)

Unaudited Oil and Gas Reserve Quantities

The Company disposed of all producing oil and gas reserves during fiscal 2009. The following unaudited reserve estimates presented as of June 30, 2008 were prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history.

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

Unaudited net quantities of proved developed reserves of crude oil (including condensate) and natural gas (all located within the United States) are as follows:

		(Bbls)	(MCF)
		(in thousands)

Estimated quantity, July 1, 2007		130	2,701

Revisions of previous estimates		72	(337)
Discoveries		-	383
Production		(11)	(596)

Estimated quantity, June 30, 2008		191	2,151

Revisions of previous estimates		-	-
Discoveries		-	-
Production		(6)	(380)
Sales of property		(185)	(1,771)

Estimated quantity, June 30, 2009		-	-

Changes in Proved Reserves

	Developed	Developed
Proved Reserves at Year End	Producing	Non-Producing	Total
		(in thousands)
Oil (Bbls)
June 30, 2009	-	-	-
June 30, 2008	158	33	191

Gas (MCF)
June 30, 2009	-	-	-
June 30, 2008	889	1,262	2,151

NOTE 6 – OIL AND GAS ACTIVITIES (Continued)

Unaudited Standardized Measure

The following information for fiscal 2008 was developed utilizing procedures prescribed by SFAS 69 “Disclosures about Oil and Gas Producing Activities” and based on crude oil and natural gas reserves and production volumes estimated by the Company. Due to the disposition of all oil and gas reserves during fiscal 2009, no data is present for estimated future cash flows. The 2008 information may be useful for certain comparison purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative or realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

	June 30,
	2009	2008
	(in thousands)

Future cash inflows	$-	$46,843
Future production costs	-	(22,108)
Future development costs	-	(229)
Future income tax expense	-	(8,658)

Future cash flows	-	15,848

10% annual discount for estimated timing of cash flows	-	(5,579)

Standardized measure of discounted future net cash	$-	$10,269

NOTE 6 – OIL AND GAS ACTIVITIES (Continued)

Unaudited Standardized Measure (Continued)

The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows:

	Years Ended June 30,
	2009	2008
	(in thousands)

Standardized measure of discounted future net cash flows,
beginning of year	$10,269	$8,034

Sales and transfers of oil and gas produced, net of production costs	(1,542)	(3,927)
Net changes in prices and production costs and other	(5,115)	2,246
Net change due to discoveries	-	1,773
Acquisition of reserves	-	-
Disposition of reserves	(8,460)	-
Revisions of previous quantity estimates	-	71
Development costs incurred	234	889
Accretion of discount	1,028	803
Net change in income taxes	3,586	539
Other	-	(159)

	(10,269)	2,235

Standardized measure of discounted future net cash flows,
end of year	$-	$10,269

Due to the sales of our oil and gas properties, no cash flows from oil and gas activities are expected in the future.

NOTE 7 – ASSET DISPOSITIONS

Effective January 1, 2009, the Company sold its entire interest in an oil property in the Poplar Field of Montana for approximately $1.2 million. The disposition of these assets was significant in relation to our full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which caused us to recognize a loss in our financial statements under the full cost pool accounting rules. Accordingly, our evaluation resulted in our recognition of a $2.157 million loss on conveyance during the year ended June 30, 2009.

Aspen agreed to sell its California oil and gas assets to Venoco, Inc. (“Venoco”). The transaction closed on June 30, 2009. Although the closing date of the sale was June 30, 2009, the PSA gives economic effect to the transaction as of December 1, 2008. All working interest owners (including Aspen) received revenues and were obligated for expenses on the assets sold to Venoco from the economic effective date of the transaction (December 1, 2008) through the date of closing. As a result, the total purchase price paid to Aspen for its interests in the various properties as of December 1, 2008 after adjustments for title defects, fees payable to the mineral broker, and the expense reimbursement to Aspen, was $7,600,563. When further adjusted for the monthly revenues and expenses that Aspen realized through the date of closing, Aspen’s net purchase price received was approximately $7,260,066 (before taxes). The Company recognized a taxable gain on the sale of the California assets of approximately $4.7 million (approximately $2.96 million book gain). The parties are obligated to have a final closing by October 28, 2009 which may result in either: (i) Venoco paying Aspen and the other sellers additional funds, or (ii) Venoco being entitled to collect funds from Aspen and the other sellers as an overpayment, or (iii) no further adjustment. During the 2008 fiscal year, we did not have any oil and gas property dispositions.

NOTE 8 – ASSET RETIREMENT OBLIGATION

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires the Company to recognize an estimated liability for the plugging and abandonment of all oil and gas wells. A liability for the fair value of an asset retirement obligation with a corresponding increase in the carrying value of the related long-lived asset is recorded at the time a well is completed and ready for production. The increase in the asset will be amortized over time and the Company will recognize accretion expense in connection with the discounted liability over the remaining life of the respective well. Any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation under Rule 4-10(c)(4) of Regulation S-X. Inherent in the fair value calculation of the asset retirement obligation (“ARO”) are numerous assumptions and judgments including: the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. In 2008, we reassessed our estimate as costs have increased due to demand for these services, resulting in an increase in the ARO balance at year end.

Under SFAS 143, the following table summarizes the change in abandonment obligation for the years ended June 30:

	2009	2008

Beginning balance at July 1	$732,355	$486,653
Liabilities incurred	-	80,073
Liabilities settled	-	(9,225)
Accretion expense	48,000	34,068
Conveyance of property	(670,132)	-
Revision to estimate	(110,223)	140,786

Ending balance at June 30	$-	$732,355

NOTE 9 – LONG-TERM DEBT

In January 2007, we borrowed $600,000 from Wells Fargo Bank, NA pursuant to a promissory note payable over thirty-six months to partially finance the acquisition of its Montana assets. The balance of this note was paid in full during the current fiscal year.

In February 2007, as part of the Poplar acquisition, Aspen agreed to be responsible for 12.5% of a $3,000,000 loan obtained by Nautilus in connection with the purchase of the Poplar Field assets. Nautilus Poplar, LLC obtained the loan from the Jonah Bank of Wyoming, as lender. Aspen’s share of the note outstanding ($222,410) was relieved upon the sale of the Montana Assets.

NOTE 10 – MAJOR CUSTOMERS

Aspen derived in excess of 10% of revenue from our two major customers as follows:

	Company
Year Ended	A	B

June 30, 2009	30%	63%
June 30, 2008	63%	61%

NOTE 11 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and short-term investments. While as of June 30, 2009 the Company has over $10 million in excess of the Federal Deposit Insurance Corporation $250,000 limit at one bank, the Company places cash and cash equivalents with high quality financial institutions in order to limit credit risk.

Cash equivalents are invested through a quality national brokerage firm and a major regional bank. The cash equivalents consist of liquid short-term investments. The Securities Investor Protection Corporation insures the Fund’s accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In January 2007 Aspen entered into a venture to explore for gold in Alaska with Hemis Corporation, with offices in Las Vegas, Nevada, whereby Hemis was to provide all funding and be the operator of a venture to carry out permit acquisition and exploration for commercial quantities of gold. The agreement was terminated in September 2008, and Aspen’s interest in the underlying property (which Aspen does not and did not consider to be material) will likely expire in the near future.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Mr. Bailey: Effective May 1, 2003, and as amended September 21, 2004, we entered into an employment agreement with R. V. Bailey (the “2003 Agreement”). The pertinent provisions of the 2003 Agreement included an employment period ending May 1, 2009, the title of Vice President (although Mr. Bailey is now serving as our chief executive officer) and an annual salary of $60,000 per year from January 1, 2007, ending May 1, 2009. Effective as of January 1, 2009, and as amended July 21, 2009, we entered into a new employment agreement with Mr. Bailey (the “2009 Agreement”) pursuant to which both parties agreed that the 2003 Agreement was terminated as of January 1, 2009. The pertinent provisions of the 2009 Agreement include an employment period ending December 31, 2009 with a salary of $120,000 per year. The 2009 Agreement provides that Mr. Bailey is eligible to participate in Aspen’s stock option and royalty interest programs. During the term of the agreement, and in lieu of health insurance, we have agreed to pay Mr. Bailey a monthly allowance to cover such items as prescriptions, medical and dental coverage for himself and his dependents and other expenses not covered in the agreement. To the extent that Mr. Bailey does not provide documentation accounting for the expenditure of this amount for medical reimbursement purposes, it is treated as compensation to him.

We may terminate the 2009 Agreement upon Mr. Bailey’s death by paying his estate all compensation that had or will accrue to the end of the year of his death plus $75,000. Should Mr. Bailey become totally and permanently disabled, we will pay Mr. Bailey one half of the salary and benefits set forth in our agreement with him for the remainder of the term of the 2009 Agreement. Aspen may not terminate the 2009 Agreement for other reasons. The 2003 Agreement terminated Aspen’s obligations under a previous agreement by which it was obligated to repurchase Mr. Bailey’s stock upon his death.

Mr. Cohan: Aspen and Robert A. Cohan entered into an employment agreement dated January 1, 2003, as amended on April 22, 2005 (the “Agreement”). The Agreement was for an initial three year term, was amended in April 2005, and expired on December 31, 2008. Under the Agreement we paid Mr. Cohan an annual salary of $160,000 and we offered Mr. Cohan health insurance, cost reimbursement, and certain other benefits.

As reported in January 2008, Mr. Cohan suffered a stroke and was unable to continue to perform his duties as chief executive officer and chief financial officer of Aspen. As a result, these duties were assumed by Messrs. R.V. Bailey and Kevan Hensman. As a result, on September 4, 2008, Aspen notified Mr. Cohan that his employment agreement would not be renewed when it expired on December 31, 2008.

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

The Company maintains office space in Denver, Colorado, our principal office, and Bakersfield, California. The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage. We entered into a one year lease May 1, 2008 and will continue thereafter on a month-to-month basis for $1,261 per month. The Bakersfield, California office has 546 square feet and lease payments are $901 to $934 over the term of the lease, which expired July 31, 2008 and was extended to September 30, 2009, at which time the lease will expire and will not be extended. Rent expense for the years ended June 30, 2009 and 2008 were $26,790 and $26,581, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company has adopted a Profit-Sharing 401(k) Plan, which took effect July 1, 1990. All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen makes matching contributions equal to 50% of the participant’s elective deferrals. Those contributions totaled $25,125 and $30,250 for the years ended 2009 and 2008, respectively.

Medical Benefit Plan

For the fiscal years ended June 30, 2009 and 2008, the Company had a policy of reimbursing employees for medical expenses incurred but not covered by the paid medical insurance plan. Expenses reimbursed for fiscal 2009 and fiscal 2008 were $20,574 and $24,108, respectively. As of June 30, 2009 and 2008 there were no accruals for reimbursement of medical expenses. Under the terms of a revised employment agreement with Mr. Bailey, effective May 1, 2003 he will be responsible for his own medical insurance premiums and will no longer be reimbursed excess medical expenses.

NOTE 14 – RELATED PARTY TRANSACTIONS

During fiscal 2008, the Company assigned the following overrides to employees:

	R.V. Bailey	R.A. Cohan	J.L. Shelton

	percent	percent	percent

Johnson unit 13	1.260000	1.260000	0.480000
SJDD 11-1	1.360000	2.000000	0.640000
Delta Farms 10	0.816000	1.200000	0.384000
Eastby 1-1	0.906661	1.333325	0.426664

The Company has an "Amended Royalty and Working Interest Plan" by which the Company, in our discretion, is able to assign overriding royalty interests or working interests in oil and gas properties or in mineral properties. This plan is intended to provide additional compensation to Aspen's personnel involved in the acquisition, exploration and development of Aspen's oil or gas or mineral prospects. Since the Company only assigns interests under the Amended Royalty and Working Interest Plan from properties that are unproven or exploratory, those interests are deemed to have no value and consequently Aspen recognizes no compensation expense and the employees recognize no income from the assignment. No overrides were assigned to employees in fiscal 2009.

NOTE 14 – RELATED PARTY TRANSACTIONS (Continued)

R. V. Bailey, Chief Executive Officer and director of the Company, and Robert A. Cohan, President and director of the Company, have working and royalty interests in certain of the California oil and gas properties operated by us. Mr. Bailey and Mr. Cohan purchased working interests from the Company in the amounts of $220,490 and $109,790, respectively, for the year ended June 30, 2008. The related parties paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants. Mr. Bailey and Mr. Cohan also received royalty interest payments totaling $43,234 and $59,114, respectively, for the year ended June 30, 2009, and $102,927 and $145,873, respectively, for the year ended June 30, 2008. These royalties relate to the royalties assigned to employees as described above, and the royalties that were assigned in prior years. At June 30, 2009, neither the Company nor any of its employees held working interests in the California properties.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 24, 2009, the date these financial statements were issued.