Form 10-Q
period 2009-09-30
ASPEN EXPLORATION CORP
filed 2009-11-16
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________  to   ________

Commission File Number 0-9494

ASPEN EXPLORATION CORPORATION
(Exact Name of registrant as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer
Identification No.)

Suite 208, 2050 S. Oneida St., Denver, Colorado (Address of Principal Executive Offices)	80224-2426 (Zip Code)

Issuer’s telephone number: (303) 639-9860

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YesþNoo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   o    No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesþ Noo Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, $.005 par value	7,259,622

1

Part One. FINANCIAL INFORMATION Item 1. FINANCIAL STATEMENTS

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,601,031	$10,478,774
Marketable securities	251,274	228,319
Account and trade receivables	64,164	602,270
Other current assets	384,464	289,429

Total current assets	9,300,933	11,598,792

Property and equipment
Support equipment	96,560	96,560

	96,560	96,560
Accumulated depreciation	(30,726)	(29,933)

Net property and equipment	65,834	66,627

Other assets:
Deferred income taxes, net	115,500	29,000

Total other assets	115,500	29,000

Total assets	$9,482,267	$11,694,419

(Statement Continues)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	June 30,
	2009	2009
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$277,123	$1,398,863
Income tax payable	-	924,985

Total current liabilities	277,123	2,323,848

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At September 30, 2009,
and June 30, 2009, 7,259,622 shares	36,298	36,298
Capital in excess of par value	7,676,458	7,676,458
Accumulated other comprehensive (loss)	(505,731)	(520,186)
Retained earnings:
Accumulated prior to the development stage	2,178,001	2,178,001
(Deficit) accumulated during the development stage	(179,882)	-

Total stockholders' equity	9,205,144	9,370,571

Total liabilities and stockholders' equity	$9,482,267	$11,694,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Operating expenses:
Selling, general and administrative	$269,257	$206,540
Depreciation expense	793	5,319

	270,050	211,859

Operating loss	(270,050)	(211,859)

Other income (expenses)
Interest and other income	315	7,060
Interest and other (expenses)	(6,550)	(17.583)
Gain on sale of marketable securities	-	12,050

Total other income (expenses)	(6,235)	1,537

Loss from continuing operations
before income taxes	(276,285)	(210,322)

Income tax benefit (expense)	95,000	67,887

(Loss) from continuing operations	(181,285)	(142,435)

Discontinued operations
Income (loss) from discontinued operations
(less applicable income taxes of $0 and $104,000)	-	257,425

Gain on disposal of oil & gas operations	1,403	-

Net Income (loss)	$(179,882)	$114,990

Basic net income (loss) per share	$(0.02)	$0.02

Diluted net income (loss) per share	$(0.02)	$0.01

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	873,527
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share:	7,259,622	8,133,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Retained
				Earnings	(Deficit)
	Common Stock			Accumulated	Accumulated	Accumulated
				Prior to	During the	Other
				Development	Development	Comprehensive	Total
	Shares	Par Value	APIC	Stage	Stage	(Loss)	Equity

Balances at July 1, 2009	7,259,622	$36,298	$7,676,458	$2,178,001	$-	$(520,186)	$9,370,571

Unrealized gain on marketable securities
(net of income tax of $8,182)	-	-	-	-	-	14,455	14,455

Net (loss)	-	-	-	-	(179,882)	-	(179,882)

Balances at September 30, 2009	7,259,622	$36,298	$7,676,458	$2,178,001	$(179,882)	$(505,731)	$9,205,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(179,882)	$114,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion and depreciation, depletion, and amortization	793	532,319
Deferred income taxes	(95,000)	36,104
Realized (gain) on marketable securities	-	(12,050)
Changes in assets and liabilities:
(Increase) decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	534,797	515,618
Increase (decrease) in current liabilities other than notes payable
and asset retirement obligation	(2,138,451)	(918,486)

Net Cash Provided by (Used in) Operating Activities	(1,877,743)	268,495

Cash Flows from Investing Activities:
Additions to oil and gas property	-	(140,323)
Sales of marketable securities	-	97,165

Net Cash Provided by (Used in) Investing Activities	-	(43,158)

Cash Flows from Financing Activities:
Payment of long-term debt	-	(71,820)

Net Cash (Used in) Financing Activities	-	(71,820)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,877,743)	153,517

Cash and Cash Equivalents, beginning of period	10,478,774	1,595,150

Cash and Cash Equivalents, end of period	$8,601,031	$1,748,667

Supplemental disclosures of cash flow information:
Interest paid	$6,550	$17,573

Income taxes paid	$1,020,000	$-

Supplemental non-cash activity
Increase (decrease) in asset retirement obligation	$-	$(86,355)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION
Notes to Condensed Consolidated Financial Statements
 (Unaudited)
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Aspen Exploration Corporation (the Company) are unaudited. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation for the interim period.

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes hereto included in the Company’s Form 10-K for the year ended June 30, 2009.

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, the statements under both “Notes to Consolidated Financial Statements” and “Item 2. Management’s Discussion and Analysis” located elsewhere herein regarding the Company’s financial position and liquidity, its strategies, financial instruments, and other matters, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company’s expectations are disclosed in this Form 10-Q in conjunction with the forward-looking statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aspen Exploration Corporation (the “Company” or “Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. The Company was engaged primarily in the exploration and development of oil and gas properties in California and had a significant working interest in oil wells in the Poplar Field of northern Montana. As of September 30, 2009, the Company has discontinued all oil and gas exploration and production activities, and disposed of all significant oil and gas related assets. Effective July 1, 2009, the Company has issued financial statements in accordance with the authoritative guidance. As a result of the sale of its oil and gas properties on June 30, 2009, the Company has re-entered the development stage effective July 1, 2009 in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915. As the current period presented (three months ended September 30, 2009) is the development stage period, we did not include a separate column indicating the changes in operations or cash flows since development stage inception.

We are not engaged in any business operations at the present time. We have called a meeting of our stockholders to consider a proposal to grant the Board of Directors the discretion to dissolve Aspen. The Board of Directors is exploring potential strategic transactions with third parties. These opportunities may include a business combination, asset acquisition, or other combination. However, to date discussions with third parties have not yet resulted in any definitive or binding terms on Aspen or any third party and the Board has not considered any substantive proposal.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

Oil and Gas Exploration and Development. Prior to July 1, 2009, the major emphasis of the Company’s activities had been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. The Company engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves and to participate in oil field operations. The Company’s primary area of interest was in the state of California where the Company acquired a number of interests in oil and gas properties, although we also held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana. The Montana properties contributed only nominally (if at all) to our positive cash flow and profitability, and during much of the latter half of calendar 2008 resulted in operating losses. Effective January 1, 2009, we sold our entire interest in these Montana oil properties.

As a result of the sale of our California properties to Venoco, Inc. (“Venoco”) effective December 1, 2008 and our Montana properties to the other participants in the Poplar Field effective January 1, 2009, we are not engaged in any drilling operations or acreage acquisition programs. We have not drilled any new wells since January 2009, including during our current fiscal year.

In the past, where possible, we attempted to be the operator of each property in which we invested. Currently, we are no longer operating any gas wells. As operator, the other working interest owners were obligated to pay us fees pursuant to the “overhead reimbursement” provisions of the COPAS Accounting Procedures which are included as an attachment to the operating agreements. These accounting procedures define the overhead expenses that were charged to the joint accounts and permitted us to charge some expenses (such as “salaries, wages and Personal Expenses of Technical Employees directly employed on the Joint Property” and drilling expenses) directly to the joint interest owners. In almost all cases, Aspen also charged a general monthly producing overhead rate per well. We have not recognized these fees received from the joint interest owners as revenues; rather they are offset against (and are a deduction from) our general and administrative expenses as reflected in our statement of operations. We are no longer operating any wells. When we sold our properties to Venoco, we sold our operations retroactively effective December 1, 2008.

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

Management's Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made. Actual results could differ from those estimates. The Company’s significant estimates include depreciation of equipment and income taxes.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, there is no known substantial costs from environmental accidents or events for which the Company may be currently liable.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations:

The Company has accounted for the disposition of its oil and gas assets in accordance with ASC 205 and has reclassified its consolidated statements of operations for the quarters ended September 30, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted FASB’s authoritative guidance provided in ASC 820 for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under the guidance are described below:

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

Investments in Debt and Equity Securities

The Company classifies all investments as available for sale securities in accordance with ASC 942. Changes in the fair value of the securities are reported as a separate component of stockholders’ equity until realized.

Oil and Gas Properties

On May 22, 2009, Aspen’s stockholders approved the sale of the Company’s California oil and gas properties and assets to Venoco upon the terms described in the Purchase and Sale Agreement as signed by the parties and as filed with the Securities and Exchange Commission. The sale was closed on June 30, 2009 but the effective date of the sale was December 1, 2008. The parties agreed to a final settlement statement on November 2, 2009. This final closing resulted in Venoco paying Aspen and the other sellers additional funds, however the net adjustment was immaterial to Aspen.

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $793 and $5,319 for the three month periods ended September 30, 2009 and 2008, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. As of September 30, 2009 and 2008, we do not have an allowance for doubtful accounts.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. ASC 740 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of September 30, 2009 or 2008.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. The Company estimates approximately $264,300 in net operating losses (NOLs) at September 30, 2009. The available NOLs are expected to be utilized by carrying the losses back to the 2009 tax year.

Equity-Based Compensation

No compensation expense related to our equity compensation plans was recognized in the three months ended September 30, 2009 or 2008.

Recent Accounting Developments

In May 2009, the FASB issued authoritative guidance, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We implemented this guidance during the first quarter of fiscal 2010 and we expanded our disclosures accordingly. See Note 7 to these unaudited financial statements.

In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this authoritative guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the periods ending September 30, 2009 and 2008 consists of unrealized losses on available-for-sale securities. Changes in accumulated other comprehensive loss for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008

Accumulated other comprehensive loss, July 1	$(520,186)	$(281,849)
Unrealized gains (losses) on available-for-sale securities, net	14,455	(261,025)
Less: reclassification adjustment for gains realized in net income	-	(2,901)

Accumulated other comprehensive loss, September 30	$(505,731)	$(545,775)

Unaudited Condensed Statements of Other Comprehensive Income
Three Month Periods Ended September 30, 2009 and 2008

	Three months Ended
	September 30,
	2009	2008

Net income (loss)	$(179,882)	$114,990
Unrealized losses on available-for-sale securities,
net of income tax of $8,182 and ($174,005), respectively.	14,455	(261,025)

Other Comprehensive Income (loss)	$(165,427)	$(146,035)

NOTE 4 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued authoritative guidance under ASC 820 in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. The authoritative guidance also expands disclosures about fair value measurements. The authoritative guidance applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. The guidance was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

Fair values of assets and liabilities measured on a recurring basis at September 30, 2009 are as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$251,274	$251,274	$-	$-

NOTE 5 – DISCONTINUED OPERATIONS

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

	Three Months Ended
	September 30,
	2009	2008

Oil and gas sales	$-	$1,293,117
Oil and gas production	-	(404,692)
Accretion, depreciation,
depletion and amortization	-	(527,000)
Less related income taxes	-	(104,000)

Income from discontinued operations	-	257,425

Income (Loss) from Discontinued Operations	$-	$257,425

Basic net income (loss) per share	$-	$0.04

Diluted net income (loss) per share	$-	$0.03

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	873,527
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share :	7,259,622	8,133,149

NOTE 6 – SUBSEQUENT EVENT

The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended September 30, 2009, is November 16, 2009.

On November 2, 2009, Aspen declared a cash dividend of $0.73 per share. The dividend will be paid to stockholders of record on November 16, 2009, with the dividend being paid on or about December 2, 2009. The distribution follows the final settlement of the sale of Aspen’s California oil and gas assets to Venoco, Inc.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion provides information on the results of operations for the periods ended September 30, 2009 and 2008 and our financial condition, liquidity and capital resources as of September 30, 2009 and June 30, 2009. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Overview

Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties. During our fiscal year ended June 30, 2009, we were engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. During fiscal 2009 the Company disposed of all of its oil and gas producing assets and is not currently engaged in any oil and gas producing activities as of July 1, 2009 (the commencement of our 2010 fiscal year). We are not engaged in any business operations at the present time. We have called a meeting of our stockholders to consider a proposal to grant the Board of Directors the discretion to dissolve Aspen. The Board of Directors is exploring potential strategic transactions with third parties. These opportunities may include a business combination, asset acquisition, or other combination. However, to date discussions with third parties have not yet resulted in any definitive or binding terms on Aspen or any third party and the Board has not considered any substantive proposal.

Liquidity and Capital Resources and Results of Operations

As a result of the disposition of our oil and gas assets, we have no long term debt, insignificant amounts of short term debt (all of which is current), and (at September 30, 2009), in excess of $8,600,000 of cash and other liquid assets and working capital of about $9,000,000.

The June 30, 2009 transaction with Venoco was completed based on a preliminary settlement statement. The parties agreed to a final settlement statement on November 2, 2009. This final closing resulted in Venoco paying Aspen and the other sellers additional funds, however the net adjustment was immaterial to Aspen.

On November 2, 2009, Aspen declared a cash dividend of $0.73 per share. The dividend will be paid to stockholders of record on November 16, 2009, with the dividend being paid on or about December 2, 2009. The distribution follows the final settlement of the sale of Aspen’s California oil and gas assets to Venoco. At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow. The net of this settlement is not considered to be material to Aspen.

Aspen expects that after the payment of the dividend, and its anticipated operations through the end of the current calendar year, on December 31, 2009 it will have more than $3 million of working capital remaining. Aspen currently intends to utilize its remaining funds to maintain its corporate status as a reporting issuer under the Securities Exchange Act of 1934 and to explore other business opportunities. Pending developments with respect to any business opportunities Aspen identifies, Aspen may later reevaluate its status and plans and consider alternatives to wind up its affairs.

As a result of the sale of our assets in the last half of our 2009 fiscal year, we anticipate that our principal uses of cash during our 2010 fiscal year will be for general and administrative expenses and the payment of income taxes.

To illustrate the changes in our cash flows for the period, the following discussion presents approximate amounts. During the first three months of our 2010 fiscal year, we used cash of $1.88 million in our operating, investing and financing activities. This is a negative change indicating that our use of cash increased by more than $2 million as compared to the increase of $154,000 during the same period of our 2009 fiscal year (ended September 30, 2009). Our significant increase in the use of cash during the first quarter of our 2010 fiscal year occurred notwithstanding the fact that we were not engaged in any operations during that period. At June 30, 2009, our current liabilities consisted of approximately $925,000 of income taxes payable and $1.4 million of other current liabilities. These were paid down so that at September 30, 2009, we only had current liabilities of approximately $277,000 – a decrease in current liabilities of approximately $2,048 million. Our negative cash flow also resulted from our operating loss during the first quarter of our 2010 fiscal year, primarily resulting from selling, general and administrative expenses during the period.

Our working capital surplus (current assets less current liabilities) at September 30, 2009, was $9 million, which reflects a $289,000 decrease from our working capital at June 30, 2009. This decrease was due primarily to our payments of liabilities which existed as of June 30, 2009, and payment of current selling, general and administrative expenses.

For the three months ended September 30, 2009, our operations were focused on finalizing the transaction of our oil and gas properties with Venoco. Administrative expenses incurred during the quarter ended September 30, 2009 were approximately equal with the amounts incurred in the same period of the prior fiscal year.

Plan of Operations

Aspen now has a significant amount of liquid assets and does not have any active business operations. Aspen is retaining these funds in liquid money market accounts which it believes can be withdrawn quickly.

Aspen has called a meeting of its stockholders for November 30, 2009, at which time it will present a dissolution proposal for consideration. Notwithstanding the dissolution proposal, Aspen also intends to consider other opportunities in the natural resources industry, which may include an acquisition of assets or business operations, or a merger or other business combination. As we do not intend to limit what types of business opportunities we may pursue, if we identify an appropriate business opportunity it may result in Aspen changing its line of business although Aspen intends to focus its search within the broad scope of the natural resources industry. If Aspen were to dissolve, it would not enter into another business opportunity but would wind up its operations, attempt to settle any outstanding fiscal obligations and distribute its remaining assets to stockholders (if any).

Although Aspen has engaged in preliminary discussions with third parties about various possibilities, none of these discussions have resulted in an agreement that could lead to the conclusion of any future relationship. Depending on the nature of the business opportunities and the related transactions, a future business acquisition may or may not require stockholder approval. If the transaction does not require stockholder approval, the board of directors will be entitled to accomplish the transaction in its discretion, although the board may (but would not be required to) seek an advisory vote of the stockholders.

Critical Accounting Policies and Estimates

The Company believes the following accounting policies and estimates are critical in the preparation of its consolidated financial statements: depreciation expense and income taxes.

Discontinued Operations:

The Company has accounted for the disposition of its oil and gas assets in accordance with authoritative guidance and has reclassified its consolidated statements of operations for the quarters ended September 30, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Investments in Debt and Equity Securities

The Company classifies all investments as available for sale securities in accordance with authoritative guidance. Changes in the fair value of the securities are reported as a separate component of stockholders’ equity until realized.

Deferred Taxes

We account for income taxes in accordance with authoritative guidance. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

These items are discussed at length in Aspen’s Form 10-K filed with the Securities and Exchange Commission, under the heading “Risk Factors.” No material changes are have been noted as of the filing of this 10-Q.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.      LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.

Item 1A.      Risk Factors

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended June 30, 2009, which risk factors are incorporated herein. There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Document
10.1	Employment Agreement Extension, incorporated by reference from Form 8-K dated July 21,
2009 (filed on July 24, 2009).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief
Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Kevan B. Hensman,
Chief Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief Executive Officer, and Kevan B. Hensman,
Chief Financial Officer).

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ASPEN EXPLORATION CORPORATION

Date: November 16, 2009	/s/ R. V. Bailey
R. V. Bailey, Chief Executive Officer and principal
executive officer

Date: November 16, 2009	/s/ Kevan B. Hensman
Kevan B. Hensman, Chief Financial Officer and
principal financial officer