Form 10-Q
period 2009-12-31
ASPEN EXPLORATION CORP
filed 2010-02-16
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

MARK ONE
	[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes   þ     No   o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noo Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o(Do not check if a smaller reporting company)	Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yesþ Noo

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class		Outstanding at February 12, 2010
Common stock, $.005 par value		7,259,622

	1

Part One.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,239,578	$10,478,774
Marketable securities	229,662	228,319
Account and trade receivables	3,970	602,270
Other current assets	129,202	289,429

Total current assets	3,602,412	11,598,792

Property and equipment
Support equipment	33,166	96,560

	33,166	96,560
Accumulated depreciation	(31,519)	(29,933)

Net property and equipment	1,647	66,627

Other assets:
Deferred income taxes, net	200,000	29,000

Total other assets	200,000	29,000

Total assets	$3,804,059	$11,694,419

(Statement Continues)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	June 30,
	2009	2009
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$74,279	$1,398,863
Income tax payable	-	924,985

Total current liabilities	74,279	2,323,848

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At December 31, 2009,
and June 30, 2009, 7,259,622 shares	36,298	36,298
Capital in excess of par value	4,554,934	7,676,458

Accumulated other comprehensive (loss)	(519,335)	(520,186)
Retained earnings:
Accumulated prior to the development stage	-	2,178,001

(Deficit) accumulated during the development stage	(342,117)	-

Total stockholders' equity	3,729,780	9,370,571

Total liabilities and stockholders' equity	$3,804,059	$11,694,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Operating expenses:
Selling, general and administrative	$194,327	$159,808	$463,584	$366,348
Depreciation expense	793	5,319	1,586	10,638

	195,120	165,127	465,170	376,986

Operating loss	(195,120)	(165,127)	(465,170)	(376,986)

Other income (expenses)
Interest and other income	24,921	6,633	25,236	13,693
Interest and other (expenses)	-	(8,165)	(6,550)	(25,738)
Gain on sale of marketable securities	-	-	-	12,050

Total other income (expenses)	24,921	(1,532)	18,686	5
Loss from continuing operations
before income taxes	(170,199)	(166,659)	(446,484)	(376,981)
Income tax benefit (expense)	54,728	69,911	149,728	155,798

(Loss) from continuing operations	(115,471)	(96,748)	(296,756)	(221,183)
Discontinued operations
Income (loss) from discontinued operations
(net of applicable income taxes of $0 and $815,000)	-	(1,256,841)	-	(1,017,416)
Loss on disposal of oil & gas operations
(net of applicable income taxes of $21,700 and $0)	(46,764)	-	(45,361)	-

Net Income (loss)	$(162,235)	$(1,353,589)	$(342,117)	$(1,238,599)

Basic net income (loss) per share	$(0.02)	$(0.19)	$(0.05)	$(0.17)

Diluted net income (loss) per share	$(0.02)	$(0.19)	$(0.05)	$(0.17)

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	-	-	-
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share :	7,259,622	7,259,622	7,259,622	7,259,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Retained
				Earnings	(Deficit)
	Common Stock			Accumulated	Accumulated	Accumulated
				Prior to	During the	Other
				Development	Development	Comprehensive	Total
	Shares	Par Value	APIC	Stage	Stage	(Loss)	Equity

Balances at July 1, 2009	7,259,622	$36,298	$7,676,458	$2,178,001	$-	$(520,186)	$9,370,571

Unrealized gain on marketable securities
(net of income tax of $498)	-	-	-	-	-	851	851
Dividends paid	-	-	(3,121,524)	(2,178,001)	-	-	(5,299,525)
Net (loss)	-	-	-	-	(342,117)	-	(342,117)

Balances at December 31, 2009	7,259,622	$36,298	$4,554,934	$-	$(342,117)	$(519,335)	$3,729,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(342,117)	$(1,238,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion and depreciation, depletion, and amortization	1,586	3,291,238
Deferred income taxes	(171,492)	(1,013,831)
Realized (gain) on marketable securities	-	(12,050)
Loss on sale of equipment	53,094	-
Changes in assets and liabilities:
(Increase) decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	758,527	938,290
Increase (decrease) in current liabilities other than notes payable
and asset retirement obligation	(2,249,569)	(1,368,737)

Net Cash Provided by (Used in) Operating Activities	(1,949,971)	596,311

Cash Flows from Investing Activities:

Additions to oil and gas property	-	(208,119)
Sales of marketable securities	-	322,165
Sale of property and equipment	10,300	-

Net Cash Provided by (Used in) Investing Activities	10,300	114,046

Cash Flows from Financing Activities:

Payment of long-term debt	-	(144,897)

Payment of cash dividends	(5,299,525)	-

Net Cash (Used in) Financing Activities	(5,299,525)	(144,897)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,239,196)	565,460

Cash and Cash Equivalents, beginning of period	10,478,774	1,595,150

Cash and Cash Equivalents, end of period	$3,239,578	$2,160,610

Supplemental disclosures of cash flow information:
Interest paid	$6,550	$25,738

Supplemental non-cash activity
Increase (Decrease) in fair value of marketable securities
(net of income taxes of $498 and ($182,570), respectively)	$845	$(273,873)

Increase (decrease) in asset retirement obligation	$-	$(110,355)

The accompanying notes are an integral part of these consolidatd financial statements.

ASPEN EXPLORATION CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) December 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Aspen Exploration Corporation (the “Company” or “Aspen”) are unaudited. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation for the interim period.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES Nature of Business

Aspen Exploration Corporation was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and gas properties. The Company was engaged primarily in the exploration and development of oil and gas properties in California and had a significant working interest in oil wells in the Poplar Field of northern Montana. As of June 30, 2009, the Company has discontinued all oil and gas exploration and production activities, and disposed of all significant oil and gas related assets. Effective July 1, 2009, the Company has issued financial statements in accordance with the authoritative guidance. As a result of the sale of its oil and gas properties on June 30, 2009, the Company has re-entered the development stage effective July 1, 2009 in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915. As the current period presented (six months ended December 31, 2009) is the development stage period, we did not include a separate column indicating the changes in operations or cash flows since development stage inception.

We are not engaged in any business operations at the present time. In November 2009 Aspen held a meeting of its stockholders who considered a proposal (submitted by the Board of Directors without a recommendation) to approve a resolution granting the Board of Directors the authority in its sole discretion to dissolve Aspen within a twelve month period. Aspen’s stockholders did not approve the resolution to grant Aspen’s Board of Directors the discretion to dissolve the company. To be approved Delaware law required that this proposal be approved by a majority of shares outstanding and entitled to vote thereon. Although more stockholders voted in favor of the proposal than voted against it, only approximately 41% of the total shares outstanding and entitled to vote on the proposal voted in favor of this approval.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

As a result, Aspen currently intends to maintain its corporate status and explore other business opportunities. Should Aspen not identify and execute upon an appropriate opportunity Aspen’s Board of Directors will likely later reevaluate Aspen’s status and consider other courses of action for the company.

Oil and Gas Exploration and Development. Prior to July 1, 2009, the major emphasis of the Company’s activities had been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations. The Company engaged in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves and to participate in oil field operations. The Company’s primary area of interest was in the state of California where the Company acquired a number of interests in oil and gas properties, although we also held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana. The Montana properties contributed only nominally (if at all) to our positive cash flow and profitability, and during much of the latter half of calendar 2008 resulted in operating losses. Effective January 1, 2009, we sold our entire interest in these Montana oil properties to the other participants in the Poplar Field.

On June 30, 2009, effective December 1, 2008, we completed the sale of our California properties to Venoco, Inc. (“Venoco”). As a result of the sale of the California properties to Venoco and the earlier sale of our Montana properties we are no longer (and since July 1, 2009 have not been) engaged in the oil and gas business or any other business operations.

On November 2, 2009 Aspen declared a cash dividend of $0.73 per share. The dividend was paid to stockholders of record on December 2, 2009. The distribution follows the final settlement of the sale of Aspen’s California oil and gas assets to Venoco, Inc., at which the parties made a number of immaterial adjustments to the purchase price paid at the June 30, 2009 closing, and made certain other payments that were not determined until after the closing. At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management's Use of Estimates (Continued)

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance. At this time, there is no known substantial costs from environmental accidents or events for which the Company may be currently liable. Since the Company is no longer engaged in the oil and gas industry and has not been engaged in the mining industry for a number of years, further accrual of such costs is not expected until such time as the Company commences operations in an environmentally hazardous industry.

Discontinued Operations

The Company has accounted for the disposition of its oil and gas assets in accordance with ASC 205 and has reclassified its consolidated statements of operations for the quarters ended December 31, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method. Estimated service lives range from three to eight years. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized. Depreciation expense was $1,586 and $10,638 for the six month periods ended December 31, 2009 and 2008, respectively. It should be noted that, since Aspen’s prior oil and gas operations are treated as “discontinued operations,” depreciation expense set forth in the previous sentence does not include depreciation, depletion or amortization associated with Aspen’s discontinued operations.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. As of December 31, 2009 and 2008, we do not have an allowance for doubtful accounts.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time. ASC 740 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of December 31, 2009 or 2008.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. The Company estimates approximately $448,000 in net operating losses (NOLs) at December 31, 2009. The available NOLs are expected to be utilized by carrying the losses back to the 2009 tax year.

Equity-Based Compensation

No compensation expense related to our equity compensation plans was recognized in the six months ended December 31, 2009 or 2008.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Developments (Continued)

In June 2009, the FASB approved the FASB Accounting Standards Codification (ASC), which after its effective date of July 1, 2009 is the single source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (GAAP). The Codification reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. All existing standards that were used to create the Codification are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the Codification’s structural organization. The adoption of this authoritative guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly. SEC accounting pronouncements were not superseded by the ASC and continue to also apply to the GAAP applicable to the Company.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the periods ending December 31, 2009 and 2008 consists of unrealized losses on available-for-sale securities. Changes in accumulated other comprehensive loss for the quarters ended December 31, 2009 and 2008 are as follows:

	2009	2008

Accumulated other comprehensive loss, July 1	$(520,186)	$(281,849)
Unrealized gains (losses) on available-for-sale securities, net	851	(273,873)
Less: reclassification adjustment for gains realized in net income	-	(2,901)

Accumulated other comprehensive loss, December 31	$(519,335)	$(558,623)

Unaudited condensed statements of comprehensive income loss for the three and six month periods ended December 31, 2009 and 2008 are as follows:

	Three months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$(162,235)	$(1,353,589)	$(342,117)	$(1,238,599)
Unrealized losses on available-for-sale securities,
net of income tax of $498 and $(174,005), respectively.	(13,604)	(12,848)	851	(273,873)

Other Comprehensive Income (loss)	$(175,839)	$(1,366,437)	$(341,266)	$(1,512,472)

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

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

Fair values of assets and liabilities measured on a recurring basis at December 31, 2009 are as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$229,662	$229,662	$-	$-

NOTE 5 – DISCONTINUED OPERATIONS

The Company has reclassified its consolidated statements of operations for the six months ended December 31, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009. This reclassification has no impact on the Company’s net income or the net income per share. Condensed financial information of the results of oil and gas activities included in discontinued operations is as follows:

	Six Months Ended
	December 31,
	2009	2008

Oil and gas sales	$-	$2,153,880
Oil and gas production	-	(705,696)
Accretion, depreciation,
depletion and amortization	-	(3,280,600)
net of related income taxes	-	815,000

Income from discontinued operations	-	(1,017,416)

Income (Loss) from Discontinued Operations	$-	$(1,017,416)

Basic net income (loss) per share	$-	$(0.14)

Diluted net income (loss) per share	$-	$(0.14)

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622
Effect of dilutive securities:
Equity based compensation	-	-
Weighted average number of common shares outstanding
used to calculate diluted net income (loss) per share :	7,259,622	7,259,622

NOTE 6 - SUBSEQUENT EVENT

The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended December 31, 2009, is February 12, 2010. No material subsequent events were identified during this period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion provides information on the results of operations for the periods ended December 31, 2009 and 2008 and our financial condition, liquidity and capital resources as of December 31, 2009 and June 30, 2009. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These items are discussed at length in Aspen’s Form 10-K filed with the Securities and Exchange Commission, under the heading “Risk Factors”, as well as under the heading “Risk Factors” contained in this Form 10-Q.

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

Liquidity and Capital Resources and Results of Operations

As a result of the disposition of our oil and gas assets, we have no long term debt, insignificant amounts of short term debt (all of which is current), and (at December 31, 2009), in excess of $3,600,000 of cash and other current assets and working capital of about $3,528,000. We also have insignificant capital commitments. We anticipate using a portion of our working capital to pursue potential business opportunities, but do not expect that the cost will be significant compared to the remaining working capital. Aspen also intends to utilize its remaining funds to maintain its corporate status as a reporting issuer under the Securities Exchange Act of 1934 and to explore other business opportunities. Pending developments with respect to any business opportunities Aspen identifies, Aspen may later reevaluate its status and plans and consider alternatives to wind up its affairs.

The principal reason that working capital changed so significantly from June 30, 2009 (when it was approximately $9,275,000) to December 31, 2009 was the result of the payment of a cash dividend of $0.73 per share ($5.3 million in total). The dividend was paid to stockholders of record on December 2, 2009. The distribution was derived from funds resulting from the sale of Aspen’s California oil and gas assets to Venoco, Inc., with the final settlement of that sale occurring in November 2009. At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

Other changes in our liquidity and capital resources during both the three and six month periods ended December 31, 2009 resulted from the payment by Aspen of current liabilities which, at June 30, 2009, consisted of approximately $925,000 of income taxes payable and $1.4 million of other current liabilities. These were paid down so that at December 31, 2009, we only had current liabilities of approximately $74,000 – a decrease in current liabilities of approximately $2.25 million. Our negative cash flow also resulted from our operating loss during both the three and six month periods ended December 31, 2009, primarily resulted from selling, general and administrative expenses during the period.

For the three and six months ended December 31, 2009, our operations were focused on finalizing the transaction of our oil and gas properties with Venoco, calling and conducting a stockholders’ meeting in November 2009, and commencing exploratory efforts with respect to possible business combinations. Administrative expenses incurred during the six months ended December 31, 2009 were approximately 25% higher than the amounts incurred in the same period of the prior fiscal year, primarily due to legal and accounting fees associated with the disposition of our oil and gas assets. Similarly, our administrative expenses incurred during the three months ended December 31, 2009 were 15% higher than for the same period of the prior fiscal year, primarily as a result of legal and accounting fees associated with the disposition of our oil and gas assets as well as expenses associated with the November 2009 stockholders meeting. It should be noted that the expenses incurred in the 2008 periods associated with Aspen’s oil and gas properties are included in the line item for “income (loss) from discontinued operations” and therefore are not reflected in the 2008 comparison.

Plan of Operations

Aspen now has a significant amount of liquid assets and does not have any active business operations. Aspen is retaining these funds in liquid money market accounts which it believes can be withdrawn quickly.

As a result of the fact that the stockholders did not approve a dissolution resolution when presented at the November 2009 stockholders’ meeting, Aspen currently intends to maintain its corporate status and explore other business opportunities. This may include an acquisition of assets or business operations, or a merger or other business combination. As we do not intend to limit what types of business opportunities we may pursue, if we identify an appropriate business opportunity it may result in Aspen changing its line of business although Aspen intends to focus its search within the broad scope of the natural resources industry. Should Aspen not identify and execute upon an appropriate opportunity Aspen’s Board of Directors will likely later reevaluate Aspen’s status and consider other courses of action for the company. Depending on the nature and structure of any potential business combinations, Aspen may not seek stockholder approval of the business combination.

Included in Aspen’s liquid assets is about $230,000 value in marketable securities and, in addition, Aspen uses money market funds for its cash management. Because of the restrictions of the Investment Company Act of 1940, unless Aspen completes a business combination by the end of its current fiscal year, Aspen may be required to dispose of those securities (consisting of publicly-traded stock of UR Energy (URE.TO) and the money market funds) or be required to register as an investment company. Currently Aspen is subject to the exemption found in Investment Company Act Rule 3a-2 which provides that “transient investment companies” are not subject to Investment Company Act regulation where:

1.	The company does not intend to be engaged in the business of investing or reinvesting in securities notwithstanding the fact that it may meet the investment company definition at the present time because of the large amount of cash it has available or for other reasons;

2.	The board of directors adopts an appropriate resolution, disclaiming investment company intent; and

3.	The time period for investing its assets into an operating business, thereby removing the company from the definition of an investment company, is one year.

No company may rely on this exemption for transient investment companies more than once in any three-year period. At this time, we believe that if Aspen is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2. Aspen does not, and does not intend to, primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities.

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

Discontinued Operations:

The Company has accounted for the disposition of its oil and gas assets in accordance with authoritative guidance and has reclassified its consolidated statements of operations for the quarters ended December 31, 2009 and 2008 to reflect its discontinued oil and gas operations sold during fiscal 2009.

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

Item 4T. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against Aspen Exploration Corporation, and it is not aware of any that are known to be contemplated.

Item 1A.    Risk Factors

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended June 30, 2009, which risk factors are incorporated herein. There have been no material changes to the risk factors set forth in that Form 10-K except as follows:

Aspen does not see any significant risk to it resulting from climate change or rules or regulations addressing climate change.

On January 27, 2010, the Securities and Exchange Commission issued interpretive guidance requiring that all issuers assess risks associated with global climate change and the potential impact of legislation and regulation regarding climate change, the potential impact of international accords relating to climate change, legal, technological, political and scientific developments regarding climate change that may create new opportunities or risks for companies, and physical impact of climate change and other environmental matters. To the extent that climate change is in fact occurring, Aspen does not believe that there is any significant impact on it at the present time. To the extent that Aspen engaged in a business combination, it will assess these risks at that time.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2009, Aspen held its annual meeting of stockholders in Greenwood Village, Colorado. Two proposals were submitted to the stockholders for approval as set forth in Aspen’s definitive proxy statement dated October 19, 2009. A total of 5,965,534 shares (approximately 70% of the total outstanding as of the record date) were present at the meeting in person or by proxy. The results of this meeting were included in Aspen’s current report on Form 8-K reporting an event of November 30, 2009, which information is incorporated herein.

Item 5.    OTHER INFORMATION

On November 18, 2009, Robert A. Cohan informed the Company that he has resigned from the Company’s board of directors and as President. Mr. Cohan did not cite any disagreement with management or Company practices or policies as the basis for his decision to resign. Instead, he cited personal and health reasons as the reason for his decision to resign. Mr. Cohan’s resignation was effective November 18, 2009 and was reported in Aspen’s current report on Form 8-K reporting an event of November 18, 2009, which information is incorporated herein.

Effective December 2, 2009, the Board of Directors of Aspen appointed R.V. Bailey, currently chief executive officer, vice president – exploration and administration, and chairman of Aspen’s Board of Directors, as Aspen’s president. Mr. Bailey was appointed to the position of president as a result of Mr. Cohan’s resignation. This was reported in Aspen’s current report on Form 8-K reporting an event of November 30, 2009, which information is incorporated herein.

Aspen and R.V. Bailey, Aspen’s Chief Executive Officer, President, and Chairman of the Board, agreed to extend Mr. Bailey’s employment agreement through March 31, 2010. The extension is dated December 15, 2009 and is effective as of January 1, 2010. Mr. Bailey’s employment agreement was entered into by the parties on March 25, 2009 (but effective as of January 1, 2009). Aspen and Mr. Bailey previously agreed to extend the term of Mr. Bailey’s employment agreement; however the agreement as previously extended was to terminate on December 31, 2009. The material terms of Mr. Bailey’s employment agreement are described in a Current Report on Form 8-K dated March 25, 2009. Except for extending the term of the employment agreement through March 31, 2010, no other material terms of Mr. Bailey’s employment agreement were amended by the extension dated December 15, 2009. This was reported in Aspen’s current report on Form 8-K reporting an event of December 15, 2009, which information is incorporated herein.

Item 6.      EXHIBITS

Exhibit No.	Document

10.1	Employment Agreement Extension effective as of January 1, 2010 between Aspen Exploration
Corporation and R.V. Bailey. Filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief
Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Kevan B. Hensman, Chief
Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
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

ASPEN EXPLORATION CORPORATION

Date: February 12, 2010	/s/ R. V. Bailey
R. V. Bailey, Chief Executive Officer and principal executive officer

Date: February 12, 2010	/s/ Kevan B. Hensman
Kevan B. Hensman, Chief Financial Officer and
principal financial officer