Form 10-Q
period 2010-03-13
ASPEN EXPLORATION CORP
filed 2010-05-13
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

MARK ONE
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☑ No  ☐

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

Large accelerated filer ☐                                                                                       Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑    No ☐

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2010

Common stock, $.005 par value	7,259,622

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,147,950	$10,478,774
Marketable securities	244,831	228,319
Account and trade receivables	532	602,270
Deferred income taxes, net	255,000	29,000
Other current assets	46,219	289,429

Total current assets	3,694,532	11,627,792

Property and equipment
Support equipment	18,581	96,560

	18,581	96,560
Accumulated depreciation	(17,142)	(29,933)

Net property and equipment	1,439	66,627

Total assets	$3,695,971	$11,694,419

(Statement Continues)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	March 31,	June 30,
	2010	2009
	(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$85,286	$1,398,863
Income tax payable	-	924,985

Total current liabilities	85,286	2,323,848

Stockholders' equity:

Common stock, $.005 par value:
Authorized: 50,000,000 shares
Issued and outstanding: At March 31, 2010,
and June 30, 2009, 7,259,622 shares	36,298	36,298
Capital in excess of par value	4,554,934	7,676,458
Accumulated other comprehensive (loss)	(509,787)	(520,186)
Retained earnings:
Accumulated prior to the development stage	-	2,178,001
(Deficit) accumulated during the development stage	(470,760)	-

Total stockholders' equity	3,610,685	9,370,571

Total liabilities and stockholders' equity	$3,695,971	$11,694,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating expenses:
Selling, general and administrative	$187,737	$149,923	$651,321	$516,271
Depreciation expense	207	5,319	1,793	10,638

	187,944	155,242	653,114	526,909

Operating loss	(187,944)	(155,242)	(653,114)	(526,909)

Other income (expenses)
Interest and other income	4,009	3,784	29,245	17,477
Interest and other (expenses)	-	(81,943)	(6,550)	(107,681)
Gain on sale of marketable securities	-	12,049	-	12,049
(Loss) on sale of equipment	-	(36,289)	-	(24,240)

Total other income (expenses)	4,009	(102,399)	22,695	(102,395)

Loss from continuing operations
before income taxes	(183,935)	(257,641)	(630,419)	(629,304)

Income tax benefit	60,362	103,063	210,090	248,861

(Loss) from continuing operations	(123,573)	(154,578)	(420,329)	(380,443)

Discontinued operations
Income (loss) from discontinued operations
(net of applicable income taxes of $0 and $1.3 million)	-	(900,680)	-	(1,913,415)

Loss on disposal of oil & gas operations
(net of applicable income taxes of $22,000 and $875,000)	(5,070)	(1,282,000)	(50,431)	(1,282,000)

Net (loss)	$(128,643)	$(2,337,258)	$(470,760)	$(3,575,858)

Basic net (loss) per share	$(0.02)	$(0.32)	$(0.06)	$(0.49)

Weighted average number of common shares outstanding
used to calculate basic net (loss) per share :	7,259,622	7,259,622	7,259,622	7,259,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net (loss)	$(470,760)	$(3,575,858)
Adjustments to reconcile net (loss) to net cash provided
by (used in) operating activities:
Accretion and depreciation, depletion, and amortization	1,793	1,340,238
Impairment of oil and gas properties	-	3,550,000
Deferred income taxes	(232,112)	(2,494,881)
Gain on conveyances of property	-	2,157,000
Realized (gain) on marketable securities	-	(12,050)
Loss on sale of equipment	53,094	24,241
Changes in assets and liabilities:
Decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	844,948	1,410,303
(Decrease) in current liabilities other than notes payable
and asset retirement obligation	(2,238,562)	(2,253,165)

Net Cash Provided by (Used in) Operating Activities	(2,041,599)	145,828

Cash Flows from Investing Activities:
Sale of oil and gas properties	-	918,078
Deposits on sale of gas property	-	2,401,100
Additions to oil and gas property	-	(212,310)
Sales of marketable securities	-	322,165
Sale of property and equipment	10,300	10,875

Net Cash Provided by Investing Activities	10,300	3,439,908

Cash Flows from Financing Activities:
Payment of long-term debt	-	(202,590)
Payment of cash dividends	(5,299,525)	-

Net Cash (Used in) Financing Activities	(5,299,525)	(202,590)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,330,824)	3,383,146

Cash and Cash Equivalents, beginning of period	10,478,774	1,595,150

Cash and Cash Equivalents, end of period	$3,147,950	$4,978,296

Supplemental disclosures of cash flow information:
Interest paid	$6,550	$30,670

Supplemental non-cash activity
Increase in fair value of marketable securities
(net of income taxes of $6,118 and $(182,570), respectively)	$10,399	$281,297

Note receivable on sale of oil & gas properties	$-	$75,000

Note payable relieved on sale of oil & gas properties	$-	$222,410

Increase (decrease) in asset retirement obligation	$-	$(206,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ASPEN EXPLORATION CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2010

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

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes hereto included in the Company’s Form 10-K for the year ended June 30, 2009.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aspen was incorporated under the laws of the State of Delaware on February 28, 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties.  More recently, the Company was engaged primarily in the exploration and development of oil and gas properties in California and had a significant working interest in oil wells in the Poplar Field of northern Montana. As of June 30, 2009, the Company has discontinued all oil and gas exploration and production activities, and disposed of all significant oil and gas related assets.  As a result of the sale of its oil and gas properties on June 30, 2009, the Company has re-entered the development stage effective July 1, 2009 in accordance with the authoritative guidance provided by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915. As the current period presented (nine months ended March 31, 2010) is the development stage period, we did not include a separate column indicating the changes in operations or cash flows since development stage inception.

We are not engaged in any business operations at the present time. In November 2009 Aspen held a meeting of its stockholders who considered a proposal (submitted by the Board of Directors without a recommendation) to approve a resolution granting the Board of Directors the authority in its sole discretion to dissolve Aspen within a twelve month period. Aspen’s stockholders did not approve the resolution to grant Aspen’s Board of Directors the discretion to dissolve the Company. To be approved, Delaware law required that this proposal be approved by a majority of shares outstanding and entitled to vote thereon. Although more stockholders voted in favor of the proposal than voted against it, only approximately 41% of the total shares outstanding and entitled to vote on the proposal voted in favor of its approval.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business (Continued)

As a result, Aspen currently intends to maintain its corporate status and explore other business opportunities. Should Aspen not identify and execute upon an appropriate opportunity, Aspen’s Board of Directors will likely later reevaluate Aspen’s status and consider other courses of action for the Company.

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

On June 30, 2009, effective as of December 1, 2008, we completed the sale of our California properties to Venoco, Inc. (“Venoco”).  As a result of the sale of the California properties to Venoco, and the earlier sale of our Montana properties, we are no longer (and since July 1, 2009, have not been) engaged in the oil and gas business or any other business operations.

On November 2, 2009, Aspen declared a cash dividend of $0.73 per share. The dividend was paid to stockholders of record on December 2, 2009 (in an aggregate amount of approximately $5.3 million). The distribution followed the final settlement of the sale of Aspen’s California oil and gas assets to Venoco, at which time the parties made a number of immaterial adjustments to the purchase price paid at the June 30, 2009, closing and made certain other payments that were not determined until after the closing. At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

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

Management's Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions to be made that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant estimates include depreciation of equipment and income taxes.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management's Use of Estimates (Continued)

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which the Company carries catastrophe insurance.  At this time, there is no known substantial costs from environmental accidents or events for which the Company may be currently liable.  Since the Company is no longer engaged in the oil and gas industry and has not been engaged in the mining industry for a number of years, further accrual of such costs is not expected until such time as the Company commences operations in an industry that will require such accruals.

Discontinued Operations

The Company has accounted for the disposition of its oil and gas assets in accordance with ASC Topic 205 and has reclassified its consolidated statements of operations for the quarters ended March 31, 2010 and 2009 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Fair Value of Financial Instruments

Effective July 1, 2008, the Company adopted FASB’s authoritative guidance provided in ASC Topic 820 for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under the guidance are described below:

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

Investments in Debt and Equity Securities

The Company classifies all investments as available-for-sale securities in accordance with ASC Topic 942.  Changes in the fair value of the securities are reported as a separate component of stockholders’ equity until realized.

Oil and Gas Properties

On May 22, 2009, Aspen’s stockholders approved the sale of the Company’s California oil and gas properties and assets to Venoco upon the terms described in the Purchase and Sale Agreement as signed by the parties and as filed with the Securities and Exchange Commission.  The sale was closed on June 30, 2009, but the effective date of the sale was December 1, 2008.  The parties agreed to a final settlement statement on November 2, 2009.  This final closing resulted in Venoco paying Aspen and the other sellers additional funds; however, the net adjustment was immaterial to Aspen.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method.  Estimated service lives range from three to eight years.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.  Depreciation expense was $1,793 and $10,638 for the nine month periods ended March 31, 2010 and 2009, respectively.  It should be noted that, since Aspen’s prior oil and gas operations are treated as “discontinued operations,” depreciation expense set forth in the previous sentence does not include depreciation, depletion or amortization associated with Aspen’s discontinued operations.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. As of March 31, 2010 and 2009, we do not have an allowance for doubtful accounts.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  ASC Topic 740 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. The Company had no material uncertain tax positions as of March 31, 2010 or 2009.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate.  Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. The Company estimates approximately $619,000 in net operating losses (NOLs) at March 31, 2010. The available NOLs are expected to be utilized by carrying the losses back to the 2009 tax year.

Equity-Based Compensation

No compensation expense related to our equity compensation plans was recognized in the nine months ended March 31, 2010 or 2009, although 350,000 options were issued to various employees and consultants on February 15, 2010.  These options will not vest unless there is a change of control event and the Company has working capital of at least $3 million at that time.  See Note 6.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Developments (Continued)

In June 2009, the FASB approved the FASB Accounting Standards Codification, which after its effective date of July 1, 2009, is the single source of authoritative, nongovernmental U.S. GAAP.  The ASC reorganizes all previous U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure.  All existing standards that were used to create the ASC are now superseded, replacing the previous references to specific Statements of Financial Accounting Standards (SFAS) with numbers used in the ASC’s structural organization.   The adoption of this authoritative guidance did not have a material impact on our financial statements. We have updated our disclosures accordingly.  SEC accounting pronouncements were not superseded by the ASC and continue to also apply to the GAAP applicable to the Company.

NOTE 3 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the periods ending March 31, 2010 and 2009, consists of unrealized losses on available-for-sale securities. Changes in accumulated other comprehensive loss for the quarters ended March 31, 2010 and 2009, are as follows:

	2010	2009

Accumulated other comprehensive loss, July 1	$(520,186)	$(281,849)
Unrealized gains (losses) on available-for-sale securities, net	10,399	(281,296)
Less: reclassification adjustment for gains realized in net income	-	(2,901)

Accumulated other comprehensive loss, March 31	$(509,787)	$(566,046)

Unaudited condensed statements of comprehensive income (loss) for the three and nine month periods ended March 31, 2010 and 2009, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$(470,760)	$(2,337,258)	$(470,760)	$(3,575,858)
Unrealized gains (losses) on available-for-sale securities,
net of income tax of $6,118 and $(187,520), respectively.	9,547	(7,425)	10,399	(281,296)

Other Comprehensive Income (loss)	$(461,213)	$(2,344,683)	$(460,361)	$(3,857,154)

NOTE 4 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued authoritative guidance under ASC Topic 820 in order to establish a single definition of fair value and a framework for measuring fair value in GAAP that is intended to result in increased consistency and comparability in fair value measurements. The authoritative guidance also expands disclosures about fair value measurements. The authoritative guidance applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. The guidance was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted.

NOTE 4 – FAIR VALUE MEASUREMENTS (Continued)

Fair values of assets and liabilities measured on a recurring basis at March 31, 2010, are as follows:

Fair Value Measurements at Reporting Date Using

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$244,831	$244,831	$-	$-

NOTE 5 – DISCONTINUED OPERATIONS

The Company has reclassified its consolidated statements of operations for the nine months ended March 31, 2010 and 2009, to reflect its discontinued oil and gas operations sold during fiscal 2009. This reclassification has no impact on the Company’s net income or the net income per share. Condensed financial information of the results of oil and gas activities included in discontinued operations is as follows:

	Nine Months Ended
	March 31,
	2010	2009

Oil and gas sales	$-	$2,606,637
Oil and gas production	-	(940,452)
Accretion, depreciation,
depletion and amortization	-	(4,879,600)
net of related income taxes	-	1,300,000

Income from discontinued operations	-	(1,913,415)

Loss on conveyance of property (Montana)	-	(2,157,000)
Loss on California asset sale	(72,431)	-
Plus related income tax benefit	22,000	875,000

Loss on disposal of oil & gas operations	(50,431)	(1,282,000)

(Loss) from discontinued operations	$(50,431)	$(3,195,415)

Basic net (loss) per share	$(0.01)	$(0.44)

Weighted average number of common shares outstanding
used to calculate basic net (loss) per share :	7,259,622	7,259,622

NOTE 6 – SHARE BASED PAYMENT ARRANGMENTS

Pursuant to Aspen’s 2008 Equity Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain Aspen employees and consultants. The options were granted to persons who have remained with Aspen and have provided (and are expected to continue to provide) valuable services to Aspen, and to help align interests of the recipients with those of Aspen and its stockholders.

In total, Aspen granted options to acquire 350,000 shares of its common stock. Included in the persons receiving options were the persons currently serving as Aspen’s executive officers and as members of its Board of Directors, being:

Name and Title	Number of Options Granted

R.V. Bailey
(Chief Executive Officer, President	100,000
and Chairman of the Board)

Kevan Hensman
(Chief Financial Officer and Director)	75,000

Douglas Imperato
(Director)	75,000

The options granted to each of the officers and directors named herein (and to each of the other option recipients) have an exercise price equal to $0.4125, which was equal to 125% of the closing price of Aspen’s common stock on February 17, 2010 (the business day after the day Aspen filed its Form 10-Q for the quarter ended December 31, 2009). Each of the options expires on February 15, 2015. All of the options granted only vest upon a “change of control” (which term is defined in each recipient’s option agreement), and then only if Aspen has working capital of at least $3,000,000 on the date of the change of control event. Further, unless a given option recipient is terminated for cause the options will not expire following the termination of each recipient’s relationship (whether an employee, consultant or director) with Aspen. The likelihood of a change of control event occurring cannot be determined at this time and therefore, no compensation expense related to this arrangement has been recorded in the financial statements for the period ended March 31, 2010 and 2009.

NOTE 7 – SUBSEQUENT EVENT

The Company evaluates subsequent events through the date the financial statements are issued, which for the quarterly period ended March 31, 2010, is May 1, 2010.  No material subsequent events were identified during this period.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion provides information on the results of operations for the periods ended March 31, 2010 and 2009, and our financial condition, liquidity and capital resources as of March 31, 2010, and June 30, 2009. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Overview

Aspen was incorporated under the laws of the State of Delaware on February 28, 1980, for the primary purpose of acquiring, exploring and developing oil and gas and other mineral properties.  During our fiscal year ended June 30, 2009, we were engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. During fiscal 2009 the Company disposed of all of its oil and gas producing assets and, as of July 1, 2009 (the commencement of our 2010 fiscal year), is not currently engaged in any oil and gas producing activities. We are not engaged in any business operations at the present time.

Liquidity and Capital Resources and Results of Operations

As a result of the disposition of our oil and gas assets, we have no long term debt, insignificant amounts of short term debt (all of which is current), and (at March 31, 2010) in excess of $3.7 million of cash and other current assets and working capital of about $3.6 million.  We also have insignificant capital commitments.  We anticipate using a portion of our working capital to pursue potential business opportunities, but do not expect that the cost will be significant compared to the remaining working capital.  Aspen also intends to utilize its remaining funds to maintain its corporate status as a reporting issuer under the Securities Exchange Act of 1934 and to explore other business opportunities.  Pending developments with respect to any business opportunities Aspen identifies, Aspen may later reevaluate its status and plans and consider alternatives to wind up its affairs.

The principal reason that working capital changed so significantly from June 30, 2009, (when it was approximately $9,275,000) to March 31, 2010, was primarily the result of the payment of a cash dividend of $0.73 per share (an aggregate amount of approximately $5.3 million). The dividend was paid to stockholders of record on December 2, 2009. The distribution was derived from funds resulting from the sale of Aspen’s California oil and gas assets to Venoco, Inc., with the final settlement of that sale occurring in November 2009.  At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

Other changes in our liquidity and capital resources during both the three and nine month periods ended March 31, 2010, resulted from the payment by Aspen of current liabilities which, at June 30, 2009, consisted of approximately $925,000 of income taxes payable and $1.4 million of other current liabilities.  These were paid down so that at March 31, 2010, we only had current liabilities of approximately $85,000 – a decrease in current liabilities of approximately $1.3 million.  Our negative cash flow also resulted from our operating loss during both the three and nine month periods ended March 31, 2010, primarily resulted from selling, general and administrative expenses during the period.

For the nine months ended March 31, 2010, our operations were focused primarily on finalizing the sale of our California assets to Venoco, conducting our special meeting of stockholders in November 2009, and beginning to explore potential business transactions and combinations.  During the three months ended March 31, 2010, our operations were focused in large part on various exploratory efforts with respect to possible business transactions and combinations.  Administrative expenses incurred during the nine months ended March 31, 2010, were approximately 26% higher than the amounts incurred in the same period of the prior fiscal year, primarily due to legal and accounting fees associated with the disposition of our oil and gas assets and the loss of management fees which served to offset general and administrative expenses when the Company operated wells in the prior periods.  Our administrative expenses incurred during the three months ended March 31, 2010, were approximately 20% higher than for the same period of the prior fiscal year primarily as a result of expenses incurred to further our efforts to explore various business transactions and combinations.  It should be noted that the expenses incurred in the 2009 periods associated with Aspen’s oil and gas properties are included in the line item for “income (loss) from discontinued operations” and therefore are not reflected in the 2010 comparison.

Plan of Operations

Aspen now has a significant amount of liquid assets and does not have any active business operations.  Aspen is primarily retaining these funds in liquid money market accounts which it believes can be withdrawn quickly.

As a result of the fact that the stockholders did not approve a dissolution resolution when presented at the November 2009 stockholders’ meeting, Aspen currently intends to maintain its corporate status and explore other business opportunities.  This may include an acquisition of assets or business operations, or a merger or other business combination. As we do not intend to limit what types of business opportunities we may pursue, if we identify an appropriate business opportunity it may result in Aspen changing its line of business although Aspen intends to focus its search within the broad scope of the natural resources industry.  Should Aspen not identify and execute upon an appropriate opportunity, Aspen’s Board of Directors will likely later reevaluate Aspen’s status and consider other courses of action for the Company.  Depending on the nature and structure of any potential business combinations, Aspen may not seek stockholder approval of the business combination.

Included in Aspen’s liquid assets is about $245,000 in marketable securities.  Because of the restrictions of the Investment Company Act of 1940, unless Aspen completes a business combination by the end of its current fiscal year, Aspen may be required to dispose of those securities (consisting of publicly-traded stock of UR Energy (URE.TO)) or be required to register as an investment company.  Currently Aspen is subject to the exemption found in Investment Company Act Rule 3a-2 which provides that “transient investment companies” are not subject to Investment Company Act regulation where:

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

No company may rely on this exemption for transient investment companies more than once in any three-year period.  At this time, we believe that if Aspen is an investment company, it is a transient investment company meeting the exception from registration under the Investment Company Act set forth in Rule 3a-2.  Aspen does not, and does not intend to, primarily engage in the business of investing, reinvesting, or trading in securities, or holding investment securities and will consider taking actions to avoid potentially being classified as an investment company, including disposing of its marketable securities.

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

Discontinued Operations

The Company has accounted for the disposition of its oil and gas assets in accordance with authoritative guidance and has reclassified its consolidated statements of operations for the quarters ended March 31, 2010 and 2009, to reflect its discontinued oil and gas operations sold during fiscal 2009.

Investments in Debt and Equity Securities

The Company classifies all investments as available-for-sale securities in accordance with authoritative guidance.  Changes in the fair value of the securities are reported as a separate component of stockholders’ equity until realized.

Deferred Taxes

We account for income taxes in accordance with authoritative guidance. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Share Based Payment Arrangements

Pursuant to Aspen’s 2008 Equity Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain Aspen employees and consultants. The options were granted to persons who have remained with Aspen and have provided (and are expected to continue to provide) valuable services to Aspen, and to help align interests of the recipients with those of Aspen and its stockholders.

In total, Aspen granted options to acquire 350,000 shares of its common stock. Included in the persons receiving options were the persons currently serving as Aspen’s executive officers and as members of its Board of Directors, being:

Name and Title	Number of Options Granted

R.V. Bailey
(Chief Executive Officer, President	100,000
and Chairman of the Board)

Kevan Hensman
(Chief Financial Officer and Director)	75,000

Douglas Imperato	75,000
(Director)

The two other recipients of the option grants were a Company employee and a long standing Company consultant. The options granted to each of the officers and directors named herein (and to each of the other option recipients) have an exercise price equal to $0.4125, which was equal to 125% of the closing price of Aspen’s common stock on February 17, 2010 (the business day after the day Aspen filed its Form 10-Q for the quarter ended December 31, 2009). Each of the options expires on February 15, 2015. All of the options granted only vest upon a “change of control” (which term is defined in each recipient’s option agreement), and then only if Aspen has working capital of at least $3,000,000 on the date of the change of control event. Further, unless a given option recipient is terminated for cause the options will not expire following the termination of each recipient’s relationship (whether an employee, consultant or director) with Aspen. The likelihood of a change of control event occurring cannot be determined at this time and therefore, no compensation expense related to this arrangement has been recorded in the financial statements included in this Form 10-Q for the periods ended March 31, 2010 and 2009.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.      LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against Aspen, and it is not aware of any that are known to be contemplated.

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

On January 27, 2010, the SEC issued interpretive guidance requiring that all issuers assess risks associated with global climate change and the potential impact of legislation and regulation regarding climate change, the potential impact of international accords relating to climate change, legal, technological, political and scientific developments regarding climate change that may create new opportunities or risks for companies, and physical impact of climate change and other environmental matters.   To the extent that climate change is in fact occurring, Aspen does not believe that there is any significant impact on it at the present time.  To the extent that Aspen engaged in a business combination, it will assess these risks at that time.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 15, 2010, Aspen granted options to acquire an aggregate of 350,000 shares of its common stock to five persons.  However, Aspen does not believe that any of these grants constituted “sales” of securities as that term is defined in the Securities Act of 1933.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       RESERVED

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Document
10.1	Employment Agreement Extension effective as of April 1, 2010, between Aspen Exploration Corporation and R.V. Bailey. (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief Executive Officer).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Kevan B. Hensman, Chief Financial Officer).

32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (R. V. Bailey, Chief Executive Officer, and Kevan B. Hensman, Chief Financial Officer).

(1) Incorporated by reference from Current Report on Form 8-K dated March 5, 2010.

Other exhibits and schedules are omitted because they are not applicable, not required or the information is included in the financial statements or notes thereto.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ASPEN EXPLORATION CORPORATION

Date: May 11, 2010	/s/ R. V. Bailey
R. V. Bailey, Chief Executive Officer and principal executive officer

Date: May 11, 2010	/s/ Kevan B. Hensman
Kevan B. Hensman, Chief Financial Officer and principal financial officer