Form 10-K
period 2010-06-30
ASPEN EXPLORATION CORP
filed 2010-09-29
CIK 319458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ______

Commission file number:  001-12531

ASPEN EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

830 Tenderfoot Hill Road, Suite 310 Colorado Springs, CO	80906
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (719) 867-9911

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
Common Stock, $0.005 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes      ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $1,789,958 based upon the closing sale price of the Registrant’s Common Stock on such date.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 10, 2010, there were 21,778,866 shares of the Registrant’s common stock outstanding.

PART I

ITEM 1.  BUSINESS

Aspen Exploration Corporation (“Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties.  Historically, and through its fiscal year ended June 30, 2009, Aspen’s emphasis had been participation in the oil and natural gas segment, acquiring interests in producing oil or natural gas properties and participating in drilling operations.  Previously Aspen was engaged in a broad range of activities associated with the oil and natural gas business in an effort to develop oil and natural gas reserves primarily in the Sacramento Valley in California, and also in the East Poplar Field in Montana.  In the 1980’s and 1990’s, Aspen also participated in various hard-rock mineral ventures, primarily involving the exploration for gold in various parts of Alaska.

Aspen previously held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana, and effective January 1, 2009 sold those interests.  Prior to June 30, 2009, Aspen operated 67 gas wells in the Sacramento Valley of northern California and also held a non-operated interest in 26 gas wells in the Sacramento Valley.  On June 30, 2009, Aspen disposed of all of its remaining oil and natural gas producing assets (which primarily constituted its interests and assets in the Sacramento Valley), and as a result was no longer engaged in active business operations.

After the sale of its California assets and interests, and through its 2010 fiscal year, Aspen was not engaged in active business operations and instead was primarily focused on identifying and executing upon a business opportunity.  On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco merged with Aspen Newco Inc., with Dillco being the surviving entity of that transaction (the “Merger Transaction”).  The Merger Transaction closed on July 27, 2010, and resulted in Dillco becoming a wholly owned subsidiary of Aspen.

Aspen is now operating its business under the name “Enservco Corporation” and expects to seek stockholder approval to change its name to Enservco Corporation later in calendar 2010 or in 2011.  Our principal executive (or corporate) offices are located at 830 Tenderfoot Hills Rd., Suite 310, Colorado Springs, Colorado 80906.  Our telephone number is (719) 867-9911, and our facsimile number is (719) 867-9912.  Our website is www.enservco.com.

Overview of Current Business Operations

As of July 27, 2010, upon the closing of the Merger Transaction Aspen began focusing its business operations primarily on those business operations conducted through Dillco and its subsidiary and related entities.  Dillco conducts certain of its business operations directly, but other portions of its operations and assets are (and historically were) operated and held in various subsidiary and related entities.  To avoid confusion among the various entities described and referred to in this Report, and to distinguish between their operations and activities, unless otherwise indicated the following entity names and/or abbreviations have the following meanings when used in this document:

Entity Name/Abbreviation	Explanation/Reference

“Aspen”	Aspen Exploration Corporation and the activities it engaged in prior to the closing of the Merger Transaction on July 27, 2010.

“Enservco” or the “Company”	Aspen Exploration Corporation on a consolidated or company-wide basis after the closing of the Merger Transaction, including Dillco and Heat Waves.

“Dillco”	Dillco Fluid Service, Inc. without regard to any of its current or former parent or subsidiary entities.

“DHW”
DHW means Dillco and its subsidiary entities as a whole without regard to Aspen,  and as used in this Report is intended to refer to the operations and activities that occurred prior to the closing date of the Merger Transaction (July 27, 2010).

“Heat Waves”	Heat Waves Hot Oil Service LLC, without regard to any related entities.

“ELLC”
Enservco LLC, the former holding company of Dillco, Heat Waves and other related entities, which as of July 26, 2010 merged with and into Dillco resulting in the cessation of ELLC’s separate existence.

“Real GC”	Real GC, LLC is a Colorado limited liability company that owns land in Garden City, Kansas. Real GC is a wholly owned subsidiary of Heat Waves.

“Trinidad Housing”
Trinidad Housing, LLC is a Colorado limited liability company that owns land and a building in Trinidad, Colorado that has been converted for use as rental housing for Heat Waves employees from out of town who were located at the Trinidad facility.  Trinidad Housing is a wholly owned subsidiary of Dillco.

“HNR”	HNR LLC is a related entity formed as a Colorado limited liability company and owned by Mr. Herman and members of his family. Prior to December 31, 2009, HNR owned assets used by Dillco.

“HES”
HE Services LLC is a subsidiary of Heat Waves and is a Nevada limited liability company.  HES owns construction equipment used by Heat Waves.  Prior to March 1, 2010 HES was an affiliated company owned by Mr. Herman.

ELLC historically (prior to the Merger Transaction) served as a holding company for Dillco and various related and affiliated companies.  On July 26, 2010, ELLC merged with and into Dillco with Dillco being the surviving entity.  As a result, Dillco was not only an operating company itself but the parent corporation of various entities including Heat Waves Hot Oil Service LLC (see organizational chart below).

The Company (through Dillco and Heat Waves) provides oil field services to the domestic onshore oil and natural gas industry.  These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, frac tank rental, well site construction and other general oil field services.  The Company currently operates in southern Kansas, northwestern Oklahoma, northeastern Utah, northern New Mexico, southern Wyoming, northwestern West Virginia, Colorado (D-J Basin and Niobrara formation), and southwest Pennsylvania.

Historically, ELLC focused its growth strategy on strategic acquisitions of operating companies and then expanding operations through additional capital investment consisting of the acquisition and fabrication of property and equipment.  That strategy also included expanding DHW’s geographical footprint as well as expanding the services it provides.   These strategies are exemplified by the acquisitions of operating entities described below as well as:

(1) in 2008 and 2009, Dillco and Heat Waves spent approximately $7.8 million and $2.0 million, respectively for the acquisition and fabrication of property and equipment; and

(2) to expand its footprint, in mid-2008 Heat Waves moved into northwestern Utah and in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in Pennsylvania and West Virginia.

Heat Waves is currently exploring opportunities to provide services in North Dakota and southern Texas.

Going forward the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.

DHW Corporate Structure & History.

In March 2006, Michael D. Herman acquired a majority interest in Heat Waves.  At that time Heat Waves had been in active business operations for approximately eight years, primarily focusing its operations in eastern Colorado and western Kansas, providing hot oiling, acidizing, frac heating and water hauling services.  In 2008, Mr. Herman acquired the remaining membership interests in Heat Waves, thereby becoming the 100% interest holder.

Mr. Herman formed ELLC in May 2007 to hold ownership interests in various oil and natural gas service companies, including Heat Waves.  In December 2007, ELLC acquired all of the outstanding stock of Dillco, which was an established service company located in Hugoton, Kansas.  Dillco’s services consist primarily of water hauling, well site construction, and the rental of frac tanks.

In August 2009, Rick D. Kasch, the principal financial officer of ELLC and its related entities, acquired from Mr. Herman a 10% membership interest in ELLC and a 5% membership interest in HES.

Reorganization of ELLC and its Subsidiary Entities.  Starting in 2009, ELLC, and its related entities engaged in various transactions to reorganize ELLC (and now the Company) as a whole with the aim to achieve better operational and administrative efficiencies.  The various actions and transactions effected to accomplish this reorganization are described below.

In December 2009, HNR sold assets consisting of land (including disposal wells), buildings and equipment (frac tanks, trailers and dozers) to ELLC for approximately $1.1 million which was equal to historical carrying cost and (in management’s judgment) approximated fair value.  These assets were, and currently are, used by Dillco in its business operations.  ELLC paid no cash for this equipment, but offset the purchase price against certain debt that HNR owed to ELLC.  ELLC then contributed the equipment to its 100% owned subsidiary, Dillco.

Also in December 2009, Heat Waves purchased Mr. Herman’s membership interest in Real GC, LLC for $174,382, the parties’ estimate of the fair value of Real GC and the real properties that it owns.  Real GC owns land in Garden City, Kansas which Heat Waves uses for an acid dock and the storage of trucks and equipment.

In December 2009, ELLC contributed its ownership interests in Heat Waves and Trinidad Housing to Dillco, so that all material business operations and related assets were held directly by Dillco or its subsidiary entities.

In March 2010 Mr. Herman and Mr. Kasch contributed their ownership in HES to ELLC which in turn contributed the ownership interest to Dillco.  Dillco then contributed the HES ownership interest to Heat Waves.  At that time, HES’ assets consisted of construction equipment that was used by Heat Waves.  No cash was paid for the ownership interest.  The transaction was recorded on ELLC’s books as an owner’s contribution.

On July 26, 2010, immediately prior to completion of the Merger Transaction, Dillco merged with ELLC, with Dillco being the surviving entity.  Prior to that transaction, ELLC directly and indirectly owned all of the outstanding stock and/or membership interests of Dillco, Heat Waves and other entities that owned assets utilized by Dillco and Heat Waves in their business operations.  As a result of the reorganization described above, at the closing of the Merger Transaction, Dillco became a wholly-owned subsidiary of Aspen (now “Enservco”), and Dillco and its subsidiary entities were organized as set forth below:

Immediately prior to the completion of the Merger Transaction, and as a result of the reorganization described above, Dillco had two shareholders, Mr. Herman (who owned 90% of the outstanding Dillco stock) and Mr. Kasch (10%).  Mr. Herman has been a Manager, Chairman, Chief Executive Officer, and control person of ELLC, Dillco, Heat Waves and the other Dillco subsidiaries since the time of their formation and/or acquisition.  Mr. Kasch has served as the Chief Financial Officer and a Manager for these same entities since the time of their formation and/or acquisition.

Enservco’s Current Subsidiary Corporations.

Dillco and its wholly owned subsidiary Heat Waves are the primary operating entities through which Enservco now conducts its operations.  The below table provides an overview of Enservco’s current subsidiaries.

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Oil and natural gas field services, including water hauling and well site construction primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Aspen Gold Mining Co.	Colorado	100% by Enservco	No active business operations or assets.

Heat Waves Hot Oil Services LLC	Colorado	100% by Dillco	Oil and natural gas field services, including pressure testing, hot oiling, acidizing, and frac heating.

HE Services, LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC	Colorado	100% by Dillco.	No currently active business operations. Owns real property in Trinidad, Colorado.

Overview of Enservco’s Current Business:

As a result of closing the Merger Transaction on July 27, 2010, Enservco (through Heat Waves and Dillco) currently provides a wide range of services to a diverse group of independent and major oil and natural gas companies.  These include well servicing (frac heating, hot oiling and acidizing), fluid services (fresh and salt water hauling) and well site construction services.  These services play a fundamental role in establishing and maintaining a well throughout its productive life. The Company’s operations are currently concentrated in domestic, onshore oil and natural gas producing regions in southern Kansas, northwestern Oklahoma, northeastern Utah, northern New Mexico, southern Wyoming, northwestern West Virginia and all of Colorado and Pennsylvania.  Enservco is currently exploring opportunities, based on customer needs, to provide services in the Bakken Shale basin in North Dakota and the Eagle Ford Shale basin in south Texas.

Management believes that Enservco is strategically positioned with its ability to provide its services to a large customer base in key oil and natural gas basins in the United States.  Management is optimistic that as a result of the significant expenditures it has made in new equipment in combination with the benefits that may be realized from the Merger Transaction, that Enservco will be able to further grow and develop its business operations.

Dillco. From its inception in 1974, Dillco has focused primarily on providing water hauling services, well site construction services and frac tank rental to energy companies working in western Kansas and northwestern Oklahoma. Water hauling has been the primary source of Dillco’s revenue.  Dillco currently owns and operates a fleet of water hauling trucks and related assets, including specialized tank trucks, frac tanks, water disposal wells, construction and other related equipment. These assets transport, store and dispose of both fresh and salt water, as well as provide well site construction and maintenance services.

Heat Waves. Heat Waves provides a range of well maintenance services to a diverse group of independent and major oil and natural gas companies.  The primary services provided are intended to:

(1)    assist in the fracturing of formations for newly drilled oil and natural gas wells; and

(2)    help maintain and enhance the production of existing wells throughout their productive life.

These services consist of frac heating, hot oiling and acidizing.  Heat Waves also provides some water hauling and well site construction services.  Heat Waves’ operations are currently in southern Kansas, northwestern Oklahoma, northeastern Utah, northern New Mexico, southern Wyoming, northwestern West Virginia, Colorado, and southwest Pennsylvania (Marcellus Shale).   Heat Waves is currently exploring opportunities, based on customer needs, to provide services in the Bakken Shale basin in North Dakota and the Eagle Ford Shale basin in south Texas.

HES.  HES owns construction and related equipment that Heat Waves uses in its well site construction and maintenance services.  However, HES does not currently engage in any business activities itself.  HES also owns a disposal well that Dillco uses for salt water disposal.  HES acquired the well from Mr. Herman in March 2010 for $100,000, that is payable on or before September 15, 2010.  Although this purchase price was not based on an appraisal, management of DHW believes that this transaction was fair to HES and its parent companies.

Real GC.  Real GC owns land in Garden City, Kansas, which Heat Waves uses for the location of an acid dock facility, truck and inventory storage, and other related purposes.

Trinidad Housing.  Trinidad Housing owns land and a building in Trinidad, Colorado that was previously used as a nursing home.  The building has been converted for use as rental housing for Heat Waves employees from out of town that were working at the Trinidad facility.  There are currently no such employees at the Trinidad facility and the property is actively being marketed for sale.

Disposal Wells.  Dillco and HES together own a total of five commercially licensed disposal wells and one temporarily abandoned oil well.

Products and Services

The Company provides a range of services to the owner and operators of oil and natural gas properties.  Such services can generally be grouped into the three following categories:

(1)	fluid services, i.e., water hauling, frac tank rental and disposal services,

(2)	well enhancement services, i.e., hot oiling, acidizing, frac hearing and pressure testing, and

(3)	construction services.

Dillco primarily provides fluid, and well site construction services whereas Heat Waves primarily provides well enhancement services and construction services.  The following map shows the primary areas in which Heat Waves and Dillco have active business operations.

The following is a more complete description of the services provided by Enservco through its subsidiaries.

Fluid Services.

Water Hauling – Historically water hauling has accounted for approximately 40% of Dillco’s and Heat Waves’ combined revenues.  Dillco currently owns and operates approximately 30 water hauling trucks equipped with pumps to move water from or into wells, tanks and other storage facilities in order to assist customers in managing their water-cost needs.  Each truck has a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

(1)	Transport water to fill frac tanks on well locations,

(2)	Transport contaminated water produced as a by-product of wells to disposal wells, including injection wells owned and operated by us,

(3)	Transport drilling and completion fluids to and from well locations, and

(4)	Following completion of fracturing operations, the trucks are used to transport the flow-back produced as a result of the fracturing process from the well site to disposal wells.

Most wells produce residual salt or fresh water in conjunction with the extraction of the oil or natural gas. Dillco’s trucks pick up water at the well site and transport it to a disposal well for injection or to other environmentally sound surface recycling facilities.  This is regular maintenance work that is done on a periodic basis depending on the volume of water a well produces.  Water-cost management is an ongoing need for oil and natural well gas operators throughout the life of a well.  Dillco’s ability to outperform competitors in this segment is dependent on the significant economies relating to logistics - specifically, proximity between areas where water is produced or used and where strategic placement and/or access to both disposal wells and recycling facilities.  Dillco, Heat Waves and HES own and/or operate five water disposal wells in Kansas and Oklahoma.  It is management’s intent to expand Enservco’s disposal well holdings and access to recycling facilities.

Typically Dillco and a customer enter into a contract for services after that customer has completed a competitive bidding process. Requirements for minor or incidental water hauling services are usually purchased on a “call out” basis and charged according to a published schedule of rates.  Dillco competes for services both on a call out and contractual basis.

Workover, completion, and remedial activities also provide the opportunity for higher operating margins from tank rentals and water hauling services. Drilling and workover jobs typically require water for multiple purposes. Completion and workover procedures often also require large volumes of water for fracturing operations, a process of stimulating a well hydraulically to increase production. All fluids are required to be transported from the well site to an approved disposal facility.

Competitors in the water hauling business are mostly small, regionally focused companies. The level of water hauling activity is comprised of a relatively stable demand for services related to the maintenance of producing wells and a highly variable demand for services used in the drilling and completion of new wells. As a result, the level of domestic onshore drilling activity significantly affects the level of the Company’s activity in this service area.

Disposal Well Services – The Company derives revenues from five commercially licensed disposal wells it owns that allow for the injection of salt water and incidental non-hazardous oil and natural gas wastes.

Our trucks frequently transport fluids to be disposed in these water disposal wells. The Company’s disposal wells have injection capacities of up to approximately 3,000 barrels per day. The disposal wells are located in southwestern Kansas and northwestern Oklahoma in areas in proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of water throughout their productive lives. In the states in which we operate, oil and  natural gas wastes and water produced from oil and  natural gas wells are required by law to be disposed of in authorized facilities, including permitted water disposal wells.  These disposal wells are licensed by state authorities pursuant to guidelines and regulations imposed by the Environmental Protection Agency and the Safe Drinking Water Act and are completed in an environmentally sound manner in permeable formations below the fresh water table.

Frac Tank Rental – Dillco also generates revenues from the rental of frac tanks which can store up to 500 barrels of water and are used by oilfield operators to store fluids at the well site, including fresh water, salt water, and acid for frac jobs, flowback, temporary production and mud storage. Dillco transports the tanks on its trucks to well locations that are usually within a 30 mile radius of its nearest yard but can range from just a couple of miles up to as many as 200 miles. Frac tanks are used during all phases of the life of a producing well. Dillco generally rents frac tanks at daily rates and charges hourly rates for the transportation of the tanks to and from the well site.

Well Enhancement Services.

Well enhancement services consist of frac heating, acidizing, hot oiling services, and pressure testing.  These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 100 custom designed trucks and other related equipment.  Heat Waves’ operations are currently in southern Kansas, northwestern Oklahoma, northeastern Utah, northern New Mexico, southern Wyoming, northwestern West Virginia and Colorado and southwestern Pennsylvania (Marcellus Shale).  Heat Waves is currently exploring opportunities, based on customer needs, to provide services in the Bakken Shale basin in North Dakota and the Eagle Ford Shale basin in south Texas.  Well enhancement services accounted for approximately 45% of Dillco’s and Heat Waves’ total revenues for its 2009 fiscal year on a consolidated basis.

Frac Heating - Fracturing services are intended to enhance the production from oil and natural gas wells where the natural flow has been restricted by underground formations through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and sand, into a cased well at sufficient pressure to fracture (i.e. create conductive flowpaths) the producing formation.  Sand, bauxite or synthetic proppants are suspended in the fracturing fluid slurry and are pumped into the well under great pressure to fracture the formation.  To ensure these solutions are properly mixed (gel frac) or that plain water (used in slick water fracs) can flow freely, the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator.

Heat Waves owns and operates frac heaters designed to heat large amounts of water stored in reservoirs or frac tanks.  Heat Waves provides frac heating services to customers primarily in northeastern Utah,  southern Wyoming,  northwestern West Virginia and all of Colorado and Pennsylvania (Marcellus Shale).   Heat Waves is also exploring opportunities in the Bakken Shale formation in northwestern North Dakota and the Eagle Ford Shale basin in southern Texas.

Acidizing - Acidizing is most often used for three functions:

•	Increasing permeability throughout the formation,

•	Cleaning up formation damage near the wellbore caused by drilling, and

•	For removing buildup of materials restricting the flow in the formation or through perforations in the well casing.

Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the oil or  natural gas.  The acid is pumped into the well under pressure and allowed time to react. The spent fluids are then flowed or swabbed out of the well, after which the well is put back into production.

Heat Waves provides acidizing services by utilizing its fleet of mobile acid transport and pumping trucks.  For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well.  There are customers who provide their own solutions and hire Heat Waves to pump the solution.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing oil or natural gas well.  This is performed by circulating the hot oil down the casing and back up the tubing to remove the deposits from the well bore.  Hot oiling is intended to melt the hydrocarbon deposits.  Hot oil servicing also includes the heating of oil storage tanks.  The heating of storage tanks is done:

(1)	To eliminate water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and

(2)	Because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

Pressure Testing – Pressure testing consist of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks,  Hot oil trucks and pressure trucks are used to perform this service.

Construction and Roustabout Services.

Dillco and Heat Waves derive revenue from their fleet of power units which includes dozers, trenchers, motor graders, backhoes and other heavy equipment used in road and well-site construction. Contracts for well site construction services are normally awarded by our customers on the basis of competitive bidding and may range in scope from several days to several weeks in duration.  Construction service revenues are directly impacted by the drilling activities of oil and natural gas companies.

Ownership of Company Assets

As described above, Enservco owns and uses a fleet of fluid trucks, frac tanks, construction equipment, disposal wells and other assets to provide its services and products.  However, substantially all of the equipment and personal property assets owned by Dillco and Heat Waves are subject to a security interest to secure loans made to Dillco and its subsidiary companies (which loans Enservco has guaranteed).

Historically, some of the equipment utilized by Dillco and Heat Waves was leased from related entities - HNR and HES.  Previously HNR and HES were not subsidiary entities of Dillco, but were owned separately by Mr. Herman and his family.  HNR was formed to acquire certain assets utilized primarily by Dillco, and HES was formed to acquire construction equipment leased to Heat Waves.  On December 31, 2009 Dillco acquired certain assets from HNR and then in March 2010 HES became a wholly owned subsidiary of Heat Waves.

Competitive Business Conditions

The markets in which the Company currently operates are highly competitive. Competition is influenced by such factors as price, capacity, the quality and availability of equipment, availability of work crews, and reputation and experience of the service provider. The Company believes that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled, and well-trained work force that is responsive to our customers’ needs.  Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work.

The demand for Enservco’s services fluctuate primarily in relation to the price (or anticipated price) of oil and  natural gas which, in turn, is largely driven by the worldwide supply of, and demand for, oil and natural gas.  Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment.  However, in a lower oil and natural gas price environment, such as the one experienced during much of 2009, demand for service and maintenance decreases as oil and natural gas producers decrease their drilling activity and forego or reduce budgeted maintenance expenditures.

Enservco’s competition primarily consists of small regional or local contractors.  The Company attempts to differentiate itself from its competition in large part through its superior equipment and the range and quality of services it has the capability to provide.  Enservco invests a significant amount of capital into purchasing, developing, and maintaining a fleet of trucks and other equipment that are critical to the services it provides.  Further, Enservco concentrates on providing services to a diverse group of large and small independent oil and   natural gas companies. We believe we have been successful using this business model and believe it will enable us to continue to grow our business.

Dependence on One or a Few Major Customers

Enservco serves numerous major and independent oil and natural gas companies that are active in its core areas of operations.  During its fiscal 2009, DHW’s largest customer accounted for approximately 12% of total revenues (other customers are less than 7% of revenues).  While the Company believes equipment could be redeployed in the current market environment if Dillco and/or Heat Waves lost any material customers, such loss could have an adverse effect on the Company’s business until the equipment is redeployed. Except as discussed in the preceding sentences, the Company believes that the market for its services is sufficiently diversified that it is not dependent on any single customer or a few major customers.

Seasonality

Portions of Enservco’s operations are impacted by seasonal factors, particularly with regards to its frac water heating and hot oiling services.  In regards to frac heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months.  Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

Acidizing and well site maintenance (including roads) services are contra-seasonal to frac heating and hot oiling.  New well site construction is done year round upon request, but maintenance work is primarily during the non-winter months.  Acidizing is also done primarily during non-winter months.

The hauling of water from producing wells is not as seasonal as the rest of the services, since wells produce water year around regardless of weather conditions.  Hauling of water for the drilling or fracturing of wells is not so much seasonal as it is dependent on when customers decide to drill or complete wells.

Raw Materials

Enservco purchases a wide variety of raw materials, parts, and components that are made by other manufacturers and suppliers for our use.  The Company is not dependent on any single source of supply for those parts, supplies or materials. However, there are a limited number of vendors for certain acids and chemicals.  Enservco utilizes a limited number of suppliers and service providers available to fabricate and/or construct the trucks and equipment used in its hot oiling, frac heating, and acid related services.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Enservco (through Heat Waves and Dillco) enters into agreements with local property owners where its disposal wells are located whereby the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells.  The terms of these agreements are separately negotiated with the given property owner, and during its 2009 fiscal years the total amount paid under these various agreements by DHW was immaterial to the DHW and its business operations.

The Company is in the process of filing for federal registration (through the United States Patent and Trademark Office) of “Enservco” as a trademark.

Government Regulation

Enservco (as a result of Heat Waves’ and Dillco’s business operations) is subject to a variety of government regulations ranging from environmental to OSHA to the Department of Transportation.  The Company does not believe that it is in material violation of any regulations that would have a significant negative impact on Enservco’s operations.

Through the routine course of providing services, Enservco (through Heat Waves and Dillco) handles and stores bulk quantities of hazardous materials. If leaks or spills of hazardous materials handled, transported or stored by us occur, Enservco may be responsible under applicable environmental laws for costs of remediating any damage to the surface or sub-surface (including aquifers).  Heat Waves’ and Dillco’s operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency, commonly referred to as the “EPA,” issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures.  Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability.  Enservco believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company’s operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon Enservco’s capital expenditures, earnings or our competitive position.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment.  In the course of Enserco’s operations (being those of Heat Waves and Dillco), it does not typically generate materials that are considered “hazardous substances.” One exception, however, would be spills that occur prior to well treatment materials being circulated down hole. For example, if Heat Weaves or Dillco spills acid on a roadway as a result of a vehicle accident in the course of providing well enhancement/stimulation services, or if a tank with acid leaks prior to down hole circulation, the spilled material may be considered a “hazardous substance.” In this respect, Enservco may occasionally be considered to “generate” materials that are regulated as hazardous substances and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants.

 Additionally, Enservco (through Heat Waves and Dillco) operates facilities that are subject to requirements of the Clean Water Act, as amended, or “CWA,” the Safe Drinking Water Act, and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill.  Regulations in the states in which Enservco owns and operates wells (Kansas and Oklahoma) require us to obtain a permit to operate each of our disposal wells. The applicable regulatory agency may suspend or modify one of our permits if Enservco’s well operations are likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

Because Heat Waves’ and Dillco’s trucks must travel over public highways to get to customer’s wells, Enservco is subject to the regulations of the Department of Transportation.  These regulations are very comprehensive and cover a wide variety of subjects from the maintenance and operation of vehicles to driver qualifications to safety.  Violations of these regulations can result in penalties ranging from monetary fines to a restriction on the use of the vehicles.  Under regulations effective July 1, 2010, the continued violation of regulations could result in a shutdown of all of the vehicles of either Dillco or Heat Waves.  Enservco does not believe it is in significant violation of Department of Transportation regulations at this time that would result in a shutdown of vehicles.

Employees

As of September 10, 2010, Enservco employed approximately 87 full time employees.  Of these employees, 6 are employed by Aspen Exploration Corporation d/b/a Enservco Corporation, approximately 38 by Dillco, and approximately 43 by Heat Waves.

ITEM 1A.  RISK FACTORS

Enservco’s securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.   The below risk factors are intended to generally describe certain risks that could materially affect the Company and its current business operations and activities (thus giving effect to the Merger Transaction).

You should carefully consider the risks described below and elsewhere herein in connection with any decision whether to acquire, hold or sell the Company’s securities.  If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you could lose all or a significant part of your investment.

Operations Related Risks

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.  As an example, Enservco believes the weak global economy and decrease in demand for oil and natural gas during much of 2009 significantly contributed to DHW’s net loss of approximately $5.9 million in fiscal 2009.

Industry conditions are influenced by numerous factors over which Enservco has no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, weather conditions, political instability in oil and natural gas producing countries, and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and activity by some of Enservco’s customers. This reduction may cause a decline in the demand for the Company’s services or adversely affect the price of its services. In addition, reduced discovery rates of new oil and  natural gas reserves in Enservco’s market areas also may have a negative long-term impact on its business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for Enservco to service declines.

On-going deterioration and volatility in the global economic environment has caused the oilfield services industry to experience volatility in terms of demand, and the rate at which demand may slow, or return to former levels, is uncertain. On-going adverse changes in capital markets and volatility in prices for oil and natural gas have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and  natural gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for Enservco’s services, the rates we can charge and our utilization. In addition, certain of Enservco’s customers could become unable to pay their suppliers, including Enservco. Any of these conditions or events could adversely affect Enservco’s operating results.

We may not be successful in integrating the operations of Dillco and its privately-held subsidiary companies into Enservco, a publicly held company with its securities registered under the Securities Exchange Act of 1934 and subject to the reporting requirements thereof.

Although certain members of current management of Enservco have prior experience with public companies reporting under the Securities Exchange Act of 1934 (the “1934 Act”), we may face challenges in integrating the financial reporting and disclosure requirements of a private company with significant business and financial operations such as DHW into the requirements of the 1934 Act, especially as those requirements were enhanced by the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  The 1934 Act and the rules and regulations thereunder impose extensive reporting obligations on all reporting companies, and further require internal control over financial reporting that is much more extensive than even prudently managed private companies and their lenders require.  The difficulties associated with internal control over financial reporting and disclosure controls is increased as a result of the geographical diversity of Enservco’s current operations.  While members of management are working diligently to meet these obligations, we cannot offer any assurance that management will be successful in such integration or that the report on internal control that Enservco will have to include in its next quarterly reports may not identify material weaknesses in internal control over financial reporting or disclosure controls.

If oil and natural gas prices remain volatile, remain low or decline further it could have an adverse effect on the demand for our services.

The demand for many of Enservco’s services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations.  Volatility or weakness in oil and natural gas prices (or the perception that oil and natural gas prices will decrease) affects the spending patterns of Enservco’s customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for Enservco’s services and may cause lower rates and lower utilization of the Company’s well service equipment. Continued low oil and natural gas prices, a further decline in oil and natural gas prices or a reduction in drilling activities could materially and adversely affect the demand for Enservco’s services and its results of operations.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. For example, although oil prices exceeded $140 per barrel and natural gas prices exceeded $13 per Mcf in 2008, prices fell to below $40 per barrel and $6 per Mcf by the end of 2008.  Through August 2010 oil prices have remained volatile reaching highs of over $86 per barrel and lows of less than $68 per barrel.  Similarly, natural gas prices have exceeded $5 per Mcf during 2010 but have also been below $4 per Mcf.  The speed and severity of the decline in oil and natural gas prices recently experienced could materially affect the demand for the Company’s services and the rates that we are able to charge.

Demand for the majority of Enservco’s services is substantially dependent on the levels of expenditures by the oil and natural gas industry. The Company’s customers’ capital expenditures may decline in 2010 and beyond if current global economic conditions continue or worsen. This could have a material adverse effect on Enservco’s financial condition, results of operations and cash flows.

The current on-going global economic volatility and uncertainty has reduced worldwide demand for oil and natural gas and resulted in significantly lower crude oil and natural gas prices compared to their record highs in July 2008. It is difficult to predict how long the global economic volatility will continue, or to what extent this will continue to affect us.  The significant decline in oil and natural gas prices reduced many of the Company’s (i.e. those of DHW) customers’ activities and spending on DHW’s services and products in 2009; this reduction in customer activities and spending could continue through the remainder calendar 2010 and beyond.

Demand for the majority of the Company’s services depends substantially on the level of expenditures by the oil and natural gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. The worldwide deterioration in the financial and credit markets, which began in the second half of 2008, resulted in diminished demand for oil and natural gas and significantly lower oil and natural gas prices. This caused many of DHW’s customers to reduce or delay their oil and natural gas exploration and production spending in 2009, which consequently reduced the demand for DHW’s services, and exerted downward pressure on the prices of DHW’s services and products.  If the economic downturn continues for a prolonged period or if there is little or no economic growth, it will likely result in further reductions of exploration and production expenditures by Enservco’s customers, causing further declines in the demand for, and prices of, Enservco’s services and products. This could result in a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The reduction in cash flows being experienced by Enservco’s customers resulting from declines in commodity prices, together with the reduced availability of credit and increased costs of borrowing funds could have significant adverse effects on the financial condition of some of Enservco’s customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to Enservco, which could have a material adverse effect on Enservco’s results of operations and cash flows.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

Enservco is subject to increasingly stringent laws and regulations relating to importation and use of hazardous materials and environmental protection, including laws and regulations governing air emissions, water discharges and waste management. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

Enservco uses hazardous substances and wastes in its operations.  Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require Enservco to incur costs or become the basis of new or increased liabilities that could reduce its earnings and cash available for operations. The Company believes it is currently in substantial compliance with environmental laws and regulations.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than Enservco. The Company’s larger competitors’ greater resources could allow those competitors to compete more effectively than can Enservco. The amount of equipment available may exceed demand, which could result in active price competition.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Enservco’s customers consist primarily of major and independent oil and natural gas companies.  During 2009, DHW’s top five customers accounted for approximately 38 percent of its total revenues.  The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on Enservco’s results of operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Enservco’s current operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

▪	Personal injury or loss of life,

▪	Damage to or destruction of property, equipment and the environment, and

▪	Suspension of operations.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on Enservco’s financial condition and results of operations. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

The Company maintains insurance coverage that it believes to be customary in the industry against these hazards. However, Enservco does not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of Enservco’s property is insured.  The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, Enservco may not be able to maintain adequate insurance in the future at rates it considers reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive.  It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

We may not be successful in identifying, making and integrating our acquisitions.

We anticipate that a component of Enservco’s growth strategy may be to make geographic-focused acquisitions aimed to strengthen its presence in selected regional markets.  Pursuit of this strategy may be restricted by the deterioration of credit markets which may significantly limit the availability of funds for such acquisitions.  In addition to restricted funding availability, the success of this strategy will depend on Enservco’s ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that the Company will be able to do so. The success of an acquisition depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed.  While the Company intends to commit significant resources to ensure that it conducts comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while Enservco expects to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful integrating these businesses. In particular, it is important that Enservco be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of the acquired business.

Compliance with climate change legislation or initiatives could negatively impact our business.

The U.S. Congress is considering legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or are in the process of implementing, similar legislation. Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the Clean Air Act, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact Enservco’s business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations. These expenditures could have a material adverse impact on Enservco’s financial condition, results of operations, or cash flows.

Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.

Enservco depends to a large extent on the services of some of its executive officers. The loss of the services of Michael D. Herman or Rick D. Kasch and/or Austin Peitz, or other key personnel, could disrupt the Company’s operations. Although the Company has entered into employment agreements with Messrs. Herman, Kasch and Peitz, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

Debt Related Risks

Our indebtedness could restrict our operations, make us more vulnerable to adverse economic conditions, and are collateralized by substantially all of Enservco’s assets.

As a result of the Merger Transaction, Enservco has, and will continue to have, a significant amount of indebtedness. As of June 30, 2010, Dillco owed approximately $12.3 million to banks (a significant portion of which has been guaranteed by Enservco) and another $1.7 million of subordinated debt to Mr. Herman, (who as a result of the Merger Transaction became the largest individual stockholder of the Company).

Enservco’s current and future indebtedness could have important consequences. For example, it could:

▪	Impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes,

▪	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness,

▪
Make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions,

▪	Put us at a competitive disadvantage to competitors that have less debt, and

▪	Increase our vulnerability to interest rate increases to the extent that we incur variable rate indebtedness.

If Enservco is unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various debt service covenants and/or reporting covenants in the business loan agreements or other instruments governing our current or any future indebtedness, we could be in default under the terms of our credit facilities or such other instruments.  In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the lenders under our credit facility could elect to terminate their commitments there under and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

We may be unable to meet the obligations of various financial covenants that are contained in the terms of our loan agreements with Great Western Bank.

Dillco’s agreements with Great Western Bank impose various obligations and financial covenants on Dillco, each of which Enservco has guaranteed.  The outstanding amount under a line of credit with Great Western Bank is due in full in May 2011 unless it is renewed on a year-to-year basis.  Additionally, the term loan with Great Western Bank requires that Dillco make a $1 million payment on or before June 2, 2011.  Both of these loans with Great Western Bank have a variable interest rate, are guaranteed by all of Dillco’s subsidiaries and by Enservco, and are collateralized by substantially all of Dillco’s and Heat Waves’ equipment, inventory and accounts receivable.  Further, the related agreements with Great Western Bank impose various financial covenants on Dillco including maintaining a prescribed debt service ratio, minimum net worth, maximum leverage ratio, and limit the Company’s ability to incur additional debt obligations.  If Dillco is unable to comply with its obligations and covenants under the loan agreements and it declares an event of default all of Dillco’s obligations to Great Western Bank could be immediately due.

Enservco is a guarantor of to the debt owed to Great Western Bank.

After closing the Merger Transaction, Enservco guaranteed Dillco’s debt to Great Western Bank (as it was obligated to do).  As a result, any default by Dillco on its obligations to Great Western may directly impact Enservco directly.

The agreements between Dillco and its primary lender contain cross default provisions with the debt of our principal shareholder, Michael D. Herman.

Michael D. Herman is our principal shareholder, a director, and chief executive officer.  Before closing of the Merger Transaction, Mr. Herman controlled Dillco and its affiliated entities, and had various personal and unrelated business loans with Great Western Bank.  When DHW negotiated its loan agreements with Great Western Bank, the bank insisted that they contain cross default provisions, although Enservco is not a guarantor of Mr. Herman’s personal indebtedness.  As a result of these cross-default provisions, should Mr. Herman default on any of the other debt he has through the bank in his personal capacity, the bank could declare Dillco’s loans in default and call upon Enservco’s guarantee with respect to Dillco’s loans (but not Mr. Herman’s separate obligations).  Upon an event of default Dillco might not be able to immediately satisfy its obligations to Great Western Bank which would likely adversely impair Enservco’s ability to conduct its business operations and pay its other obligations necessary to maintain its business operations.

The variable rate indebtedness with Great Western Bank subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Dillco’s borrowings through Great Western Bank bear interest at variable rates, exposing Enservco to interest rate risk. Absent our ability to hedge our variable rates, if such rates increase, Dillco’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same and the Company’s net income and cash available for servicing Dillco’s indebtedness would decrease.

Risks Related to Our Common Stock

It is likely that any efforts we may make to raise capital or effect a business transaction will result in substantial additional dilution to our shareholders.

As part of its growth strategy Enservco may desire to raise capital and or utilize its common stock to effect strategic business transactions.  Either such action will likely require that Enservco issue equity (or debt) securities which would result in dilution to our existing stockholders.  Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so.  If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices that may be a discount from the then-current market price of our common stock.

The majority of our common stock is currently considered restricted stock and our common stock is not currently eligible to be resold pursuant to Rule 144.

A significant portion of our outstanding common stock is considered either “restricted shares” or “control shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act or qualify for exemption from registration under the Securities Act.  However, because Aspen was a shell company until the closing of the Merger Transaction our restricted common stock is not currently eligible to be resold pursuant to Rule 144 until after July 27, 2011.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. The terms of Dillco’s existing senior credit facility restrict the payment of dividends without the prior written consent of the lenders.  Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

Our common stock is subject to the penny stock rules which limits the market for our common stock.

Because our stock is quoted on the OTC Bulletin Board and since the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” SEC Rule 15g-9 under the 1934 Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.”  This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks.  Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions.  Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

General Corporate Risks

Risks of related party transactions.

There are a number of related party transactions that were extant at DHW and its subsidiaries prior to, or entered into as a result of, the Merger Transaction.  These include:

•
Mr. Herman’s subordinated loan to Heat Waves.  In November 2009, Mr. Herman advanced $500,000 to Heat Waves to pay down long-term debt.  Interest (at 3% per annum) is due annually in arrears.  Heat Waves’ obligations to Mr. Herman are subordinated to Dillco’s obligations to Great Western Bank and accordingly, payment of interest is deferred.

•
Mr. Herman’s subordinated loan to Heat Waves.  In March 2010, Mr. Herman advanced $1,200,000 to Heat Waves to pay down long-term debt.  This advance was documented by a promissory note due on December 31, 2018.  Interest (at 3% per annum) is due annually in arrears.  Heat Waves’ obligations to Mr. Herman are subordinated to Dillco’s obligations to Great Western Bank and accordingly, payment of interest is deferred.

•
Mr. Herman’s sales of assets to Heat Waves prior to the Merger.  In 2009, Mr. Herman sold assets from one of his companies, HNR, to Heat Waves for a value calculated based on an independent appraisal of a majority of the assets, but for no cash, only satisfaction of debt that HNR had owed to Heat Waves.  In another transaction, Mr. Herman sold his interest in Real GC to Heat Waves, also in satisfaction of debt.  In a third transaction, Mr. Herman sold a disposal well to HES for $100,000, payable to Mr. Herman in cash on or before September 15, 2010 (which amount was paid on August 11, 2010).  These transactions occurred before the Merger took place (although payment for the disposal well sold to HES will be made after the Merger Transaction), but there can be no assurance that the transactions occurred at fair market value.

As a result of the Merger Transaction, Mr. Herman directly and indirectly owns approximately 60% of Enservco’s outstanding common stock and therefore controls Enservco through his stock ownership.  While the transactions set forth above were all known to the Aspen’s board of directors prior to the Merger Transaction (which was negotiated at arms’ length) and believed to be fair to and in the best interests of the merged companies, there can be no assurance that the existence of some of these transactions may not at some time in the future adversely impact Enservco or Mr. Herman.

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

We have significant obligations under the 1934 Act.

Because we are a public company filing reports under the 1934 Act, we are subject to increased regulatory scrutiny and extensive and complex regulation.  The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents.  In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of our books and records.  Normally these activities are overseen by an audit committee consisting of qualified independent directors.  A majority of our Board of Directors currently does not consist of directors that are considered “independent.”  Consequently, the protections normally provided to stockholders by boards of directors comprised by a majority of persons considered “independent” directors are not available.  Although we hope to appoint qualified independent directors in the future should we enter into a business combination or acquire a business, we cannot offer any assurance that we will locate any person willing to serve in that capacity.

Forward-looking statements may prove to be inaccurate.

In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements.  All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the 1934 Act.  Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  It should be noted that because we are a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the 1934 Act do not apply to us.  We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution” and other protections.

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

Risk of change of control.

As a result of the completion of the Merger Transaction, Mr. Herman directly and indirectly owns approximately 60% of the Company’s outstanding common stock.  Mr. Herman has significant personal indebtedness with Great Western Bank, the principal lender to Dillco.  Mr. Herman has granted the Bank a blanket lien on his personal assets.  Therefore, should Mr. Herman default on his personal indebtedness to the Bank, the Bank may institute a collection action which could result in the transfer of Mr. Herman’s interest in Enservco to the Bank – which transfer would result in a change of control.

Provisions in our charter documents could prevent or delay a change in control or a takeover.

Provisions in our bylaws provide certain requirements for the nomination of directors which preclude a stockholder from nominating a candidate to stand for election at any annual meeting.  As described in Section 2.12 of the Company’s bylaws, nominations must be presented to the Company well in advance of a scheduled annual meeting, and the notification must include specific information as set forth in that section.  The Company believes that such a provision provides reasonable notice of the nominees to the board of directors, but it may preclude stockholder nomination at a meeting where the stockholder is not familiar with nomination procedures and, therefore, may prevent or delay a change of control or takeover.  Furthermore, Delaware recently added §112 to its general corporation law to provide that Delaware corporations may amend their bylaws to require the corporation to include in its proxy materials one or more nominees submitted by stockholders in addition to individuals nominated by the board of directors, subject to certain conditions that may be imposed.  The Securities and Exchange Commission recently adopted rules that are also intended to help shareholders nominees for election, but at the present time the Company is not subject to the newly enacted regulations, and has not amended its bylaws to provide stockholder access.  Therefore, stockholders who desire to nominate directors may not be able to take advantage of certain newly enacted statutes and regulations which is another factor that may delay or prevent a change of control or a takeover.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by Enservco and its subsidiaries.  Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Roosevelt, UT • Shop • Land - shop	5,000 sq. ft. 1.1 acres
Garden City, KS • Shop* • Land – shop* • Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Trinidad, CO • Shop* • Land – shop* • Employee rental housing – house • Employee rental housing - land	9,200 sq. ft. 5 acres 5,734 sq. ft. 0.4 acre
Hugoton, KS (Dillco) • Shop/Office/Storage • Land – shop/office/storage • Land - office	9,367 sq. ft. 3.3 acres 10 acres
Meade, KS (Dillco) • Shop • Land	7,000 sq. ft. 1.2 acres
*  Property is collateral for debt incurred at time of purchase.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Roosevelt, UT • Shop • Land	6,000 sq. ft. 10 acres	Prepaid for 60 months @ $2,500 per month	November 2014
Cheyenne Wells, CO • Shop • Land	3,000 sq. ft. 0.44 acre	$1,000	Month to month
Platteville, CO • Shop • Land	3,200 sq. ft. 1.5 acres	3,000	May 2011
Medicine Lodge, KS • Shop • Land	4,000 sq. ft. 20 acres	1,000	Month to month
Carmichaels, PA • Shop • Land	5,000 sq. ft. 12.1 acres	$8,600	April 2012
Roosevelt, UT • Employee housing	1,700 sq. ft.	$1,300	May 2011
Colorado Springs, CO • Corporate offices	2,067 sq. ft.	$2,000	May 2011
Denver, CO • Admin offices	1,108 sq. ft. plus 750 sq. ft. of basement storage	$1,261	June 2011 – terminable with 60 day notice.

Note - All leases have renewal clauses

ITEM 3.  LEGAL PROCEEDINGS

As of September 10, 2010, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results.  However, on or about August 30, 2010 the Company was notified that a third party for whom Heat Waves provided certain services is a party to an on-going legal action in the U.S. District Court for the district of Kansas.  In that legal action various legal remedies are sought from Heat Waves’ customer including monetary damages and an order requiring that certain remediation work be provided.  Although neither Heat Waves nor the Company is a party to that legal action, demand has been made on Heat Waves to fully indemnify the defendant in the legal action.  The on-going legal action allegedly in part stems from work performed by Heat Waves in Kansas.  As of the date of this report the Company (and Heat Waves) is evaluating its legal options and has not yet decided what action it will take with respect to this dispute.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “ASPN.”  The OTCBB rules provide that companies not current in their reporting requirements under the 1934 Act will be removed from the quotation service.  At present and at June 30, 2010 and June 30, 2009, we believe that we were in full compliance with these rules.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com).  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	2010		2009
	Price Range		Price Range
	High	Low	High	Low

First Quarter	$1.15	$0.82	$2.76	$1.50
Second Quarter	1.19	0.26	1.75	0.51
Third Quarter	0.35	0.29	0.88	0.35
Fourth Quarter	0.41	0.29	0.92	0.66

The closing sales price of the Company’s common stock as reported on September 10, 2010, was $0.57 per share.

Holders:

As of September 10, 2010, there were approximately 907 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in ‘street name.’

Dividends:

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. Aspen did not declare or pay dividends during its fiscal year ended June 30, 2009.  However, on November 2, 2009, Aspen declared a cash dividend in the amount of $0.73 per share. The dividend was paid to stockholders of record on December 2, 2009. The distribution followed the final settlement of the sale of Aspen’s California oil and natural gas assets to Venoco, Inc.  Decisions concerning dividend payments in the future will depend on income and cash requirements.  However, in its agreements with Great Western Bank the Company represented that it would not pay any cash dividends on its common stock until its obligations to Great Western are satisfied.

Securities Authorized for Issuance Under Equity Compensation Plans:

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of June 30, 2010:

Equity Compensation Plan Information1
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in Column (a))
and Description	(a)	(b)	(c)

Equity Compensation Plans
Approved by Security Holders	-	$-	-

Equity Compensation Plans Not
Approved by Security Holders	490,431	0.91	509,569

Total	490,431	$0.91	509,569

(1)   As of June 30, 2010 there were 509,569 shares available for issuance under Aspen’s 2008 Equity Plan.  On July 27, 2010, the Company terminated the 2008 Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Plan.

Description of the 2008 Equity Plan

On February 27, 2008 Aspen’s Board of Directors adopted the 2008 Equity Plan (the “2008 Plan”).  One million shares of common stock were initially reserved for the grant of stock options or issuance of stock bonuses under the 2008 Plan. The 2008 Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of Aspen and its controlled, affiliated and subsidiary entities.

The 2008 Plan was administered by a committee appointed by the Board or by the Board as a whole if no committee is appointed. The 2008 Plan did not require shareholder approval and therefore none of the options granted under the 2008 Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code. The exercise price of the options granted under the 2008 Plan must be 100% of the “fair market value” (which is defined in the 2008 Plan) of our common stock on the date of grant, and the exercise period for options granted under the Plan cannot exceed ten years from the date of grant. The 2008 Plan provides that an option may be exercised through the payment of cash, in accordance with the Plan’s cashless exercise provision, or in property or in a combination of cash, shares and property.

On July 27, 2010, the Board of Directors terminated the 2008 Plan. Although no new options will be granted or stock issued under the 2008 Plan persons holding vested options under the 2008 Plan will continue to hold those options in accordance with the terms of their contractual agreement(s) with Aspen.

Description of the 2010 Stock Incentive Plan

On July 27, 2010 (and after Aspen’s fiscal year end) the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”).  The 2010 Plan permits the granting of equity-based awards to our directors, officers, employees, consultants, independent contractors and affiliates.  Equity-based awards are determined by the Compensation Committee (or, in the absence of a compensation committee, the Board of Directors) and are granted only in compliance with applicable laws and regulatory policy.

Administration.  The Compensation Committee (or, in the absence of a compensation committee, the Board of Directors, and in either case referred to herein as the “Committee”) administers the 2010 Plan and has the full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the 2010 Plan. In addition, the Committee can specify whether, and under what circumstances, awards to be received under the 2010 Plan or amounts payable under such awards may be deferred automatically or at the election of either the holder of the award or the Committee.  Subject to the provisions of the 2010 Plan, the Committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The Committee has the authority to interpret the 2010 Plan and establish rules and regulations for the administration of the 2010 Plan.

The Committee may delegate its powers and duties under the 2010 Plan to one or more directors (including a director who is also an officer of the Company), except that it may not delegate its powers to grant awards to executive officers or directors who are subject to Section 16 of the 1934 Act, or to act in a way that would violate Section 162(m) of the Internal Revenue Code (the “Code”).  In addition, the Committee may authorize one or more Company officers to grant stock options under the 2010 Plan, provided that stock option awards made by those officers may not be made to executive officers or directors who are subject to Section 16 of the 1934 Act or subject to Section 162(m) of the Code. The Board may also exercise the powers of the Committee at any time, so long as its actions would not violate Section 162(m) of the Internal Revenue Code.

Members of the Committee are not liable for actions or determinations made under the 2010 Plan if such actions or determinations are made in good faith.

Eligible Participants.  Any employee, officer, consultant, independent contractor or director providing services to the Company or any of its affiliates, who is selected by the Committee, is eligible to receive an award under the 2010 Plan.

Shares Available For Awards.  The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares of common stock.  Beginning on January 1, 2012 and on January 1 of each subsequent year that the 2010 Plan is in effect, the aggregate number of Shares that may be issued under the 2010 Plan shall be automatically adjusted to equal 15% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year.  This aggregate amount is subject to further limitations, as follows:

•
Through December 31, 2011, a maximum of 3,500,000 shares will be available for granting incentive stock options under the 2010 Plan, subject to the provisions of Section 422 or 424 of the Internal Revenue Code or any successor provision;

•
On January 1 of each subsequent year, a maximum of 15% of our issued and outstanding shares of common stock, calculated as of January 1 of the respective year, will be available for granting incentive stock options under the 2010 Plan, subject to the provisions of Section 422 or 424 of the Internal Revenue Code or any successor provision; and

•	The maximum number of shares that may be awarded under the 2010 Plan pursuant to grants of restricted stock, restricted stock units and stock awards will be 2,000,000.

The Committee may adjust the number of shares and share limits described above in the case of a stock dividend or other distribution, including a stock split, merger or other similar corporate transaction or event, in order to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the 2010 Plan.

Shares which are tendered for payment or which satisfy the tax withholding obligation with respect to an award become available for reissuance under the 2010 Plan.  If an award is terminated without the issuance of any shares or if shares covered by an award are not purchased or are forfeited, the shares previously set aside for such award will be available for future awards under the 2010 Plan.  If an award is payable only in cash and does not entitle the holder to receive or purchase shares, then the award will not be counted against the aggregate number of shares available under the 2010 Plan.

Types of Awards and Terms and Conditions

The 2010 Plan permits the granting of:
•	Stock options (including both incentive and non-qualified stock options);
•	Stock appreciation rights (“SARs”)
•	Restricted stock and restricted stock units;
•	Performance awards of cash, stock, other securities or property;
•	Other stock grants; and
•	Other stock-based awards.

Awards may be granted alone, in addition to, in combination with, or in substitution for, any other award granted under the 2010 Plan or any other compensation plan. Awards can be granted for no cash consideration or for any cash or other consideration as may be determined by the Committee or as required by applicable law. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of our common stock, other securities or property, or any combination of these in a single payment, installments or on a deferred basis. The exercise price per share under any stock option and the grant price of any SAR may not be less than the fair market value of our common stock on the date of grant of such option or SAR except to satisfy legal requirements of foreign jurisdictions or if the award is in substitution for an award previously granted by an entity acquired by the Company.  Determinations of fair market value under the 2010 Plan will be made in accordance with methods and procedures established by the Committee.

Incentive stock options must expire no later than 10 years after the date of grant or, for persons who own more than 10% of the total voting power of all classes of stock, no later than five years after the date of grant.  The term of all other awards shall be determined by the Committee.

Stock Options.  The holder of an option will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, all as determined by the Committee. The option exercise price may be payable either in cash or, at the discretion of the Committee, in other securities or other property having a fair market value on the exercise date equal to the exercise price.

Stock Appreciation Rights.  The holder of a SAR is entitled to receive the excess of the fair market value (calculated as of the exercise date or, at the Committee’s discretion, as of any time during a specified period before or after the exercise date) of a specified number of shares of our common stock over the grant price of the SAR.  SARs vest and become exercisable in accordance with a vesting schedule established by the Committee.

Restricted Stock and Restricted Stock Units. The holder of restricted stock will own shares of our common stock subject to restrictions imposed by the Committee (including, for example, restrictions on the right to vote the restricted shares or to receive any dividends with respect to the shares) for a specified time period determined by the Committee. The holder of restricted stock units will have the right, subject to any restrictions imposed by the Committee, to receive shares of our common stock, or a cash payment equal to the fair market value of those shares, at some future date determined by the Committee.

Performance Awards. The Committee may grant awards under the 2010 Plan that are intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. A performance award may be payable in cash or stock and will be conditioned solely upon the achievement of one or more objective performance goals established by the Committee in compliance with Section 162(m) of the Internal Revenue Code. Subject to the terms of the 2010 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award and any other terms of and conditions of any performance award shall be determined by the Committee.

Stock Awards. The Committee may grant unrestricted shares of our common stock, subject to terms and conditions determined by the Committee and the limitations in the 2010 Plan.

Other Stock-Based Awards. The Committee is also authorized to grant other types of awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to our common stock, subject to terms and conditions determined by the Committee and the limitations in the 2010 Plan.

Duration, Termination and Amendment. Unless discontinued or terminated by the Board, the 2010 Plan will expire on July 27, 2020.  No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the 2010 Plan prior to expiration may extend beyond the expiration of the 2010 Plan through the award’s normal expiration date.

The Board may amend, alter, suspend, discontinue or terminate the 2010 Plan at any time, however, shareholder approval must be obtained for any action that would increase the number of shares of our common stock available under the 2010 Plan, increase the award limits under the 2010 Plan, permit awards of options or SARs at a price less than fair market value, permit re-pricing of options or SARs or cause Section 162(m) of the Internal Revenue Code to become unavailable with respect to the 2010 Plan. Shareholder approval is also required for any action that requires shareholder approval under the rules and regulations of the Securities and Exchange Commission or any securities exchange or the Financial Industry Regulatory Authority that are applicable to the Company.

Prohibition on Re-pricing Awards

Without the approval of the Company’s stockholders, the Committee will not re-price, adjust or amend the exercise price of any options or the grant price of any SAR previously awarded, whether through amendment, cancellation and replacement grant or any other means, except in connection with a stock dividend or other distribution, including a stock split, merger or other similar corporate transaction or event, in order to prevent dilution or enlargement of the benefits, or potential benefits intended to be provided under the 2010 Plan.

Transferability of Awards

Unless otherwise provided by the Committee, awards under the 2010 Plan may only be transferred by will or by the laws of descent and distribution.

Federal Income Tax Consequences

The following is a summary of the principal U.S. federal income tax consequences generally applicable to awards under the 2010 Plan and applies to U.S. citizens and residents who receive awards under the 2010 Plan.  Participants who are neither U.S. citizens nor residents but who perform services in the United States may also be subject to U.S. federal income tax under some circumstances.  In addition, former citizens or long-term residents of the United States may be subject to special expatriate tax rules, which are not addressed in this summary.

Grant of Options and SARs.  The grant of a stock option (either an incentive stock option or a non-qualified stock option) or SAR is not expected to result in any taxable income for the recipient.

Exercise of Incentive Stock Options.  The holder of an incentive stock option generally will have no taxable income upon exercising the option (except that an alternative minimum tax liability may arise).  If stock is issued to the optionee pursuant to the exercise of an incentive stock option, and if no disqualifying disposition of such shares is made by such award holder within two years after the date of grant or within one year after the transfer of such shares to such award holder, then:

(1)
Upon the sale of such shares, any amount realized in excess of the exercise price will be taxed to such optionee as a long-term capital gain and any loss sustained will be a long-term capital loss, and

(2)           We will not be entitled to a deduction for federal income tax purposes.

If the stock acquired upon the exercise of an incentive stock option is disposed of prior to the expiration of either holding period described above, generally:

(a)
The optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the exercise price paid for such shares, and

(b)	We will be entitled to deduct such amount for federal income tax purposes if the amount represents an ordinary and necessary business expense.

Any further gain (or loss) realized by the optionee will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by us.

Exercise of Non-Qualified Stock Options and SARs.  Upon exercising a non-qualified stock option, the optionee must recognize ordinary income equal to the excess of the fair market value of the shares of our common stock acquired on the date of exercise over the exercise price, and we generally will be entitled at that time to an income tax deduction for the same amount.  Upon exercising a SAR, the amount of any cash received and the fair market value on the exercise date of any shares of our common stock received are taxable to the recipient as ordinary income and generally are deductible by us.

Disposition of Acquired Shares.  The tax consequence upon a disposition of shares acquired through the exercise of an option or SAR will depend on how long the shares have been held and whether the shares were acquired by exercising an incentive stock option or by exercising a non-qualified stock option or SAR.  Generally, there will be no tax consequence to us in connection with the disposition of shares acquired under an option or SAR, except that we may be entitled to an income tax deduction in the case of the disposition of shares acquired under an incentive stock option before the applicable incentive stock option holding periods set forth in the Internal Revenue Code have been satisfied.

For an award that is payable in shares of our common stock that are restricted as to transferability and subject to substantial risk of forfeiture, unless a special election is made pursuant to Section 83(b) of the Code, the holder of the award must recognize ordinary income equal to the excess of (x) the fair market value of the shares of our common stock received (determined as of the first time the shares became transferable or not subject to substantial risk of forfeiture, whichever occurs earlier) over (y) the amount (if any) paid for the shares of our common stock by the holder. The Company will be entitled at that time to a tax deduction for the same amount if and to the extent that amount satisfies general rules concerning deductibility.

Special Rules. Special rules may apply in the case of individuals subject to Section 16(b) of the 1934 Act. In particular, unless a special election is made pursuant to Section 83(b) of the Code, shares of our common stock received pursuant to the exercise of an option or SAR may be treated as restricted as to transferability and subject to a substantial risk of forfeiture for a period of up to six months after the date of exercise. Accordingly, the amount of any ordinary income recognized, and the amount of the Company’s tax deduction, may be determined as of the end of such period.

Deductibility of Executive Compensation Under Code Section 162(m). Section 162(m) of the Code generally limits to $1,000,000 the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation’s chief executive officer and the corporation’s other four most highly compensated executive officers. However, “qualified performance-based compensation” is not subject to the $1,000,000 deduction limit. In general, to qualify as performance-based compensation, the following requirements need to be satisfied:

(1)	Payments must be computed on the basis of an objective, performance-based compensation standard determined by a committee consisting solely of two or more “outside directors,”

(2)
The material terms under which the compensation is to be paid, including the business criteria upon which the performance goals are based, and a limit on the maximum bonus amount which may be paid to any participant with respect to any performance period, must be approved by a majority of the corporation’s stockholders, and

(3)
The Committee must certify that the applicable performance goals were satisfied before payment of any performance-based compensation, provided certification is not required for compensation attributable solely to the increase in the value of the Company’s stock.

The 2010 Plan has been designed to permit grants of options and SARs issued under the 2010 Plan to qualify under the performance-based compensation rules so that income attributable to the exercise of a non-qualified stock option or an SAR may be exempt from the $1,000,000 deduction limit. Grants of other Awards under the 2010 Plan may not qualify for this exemption. The 2010 Plan’s provisions are consistent in form with the performance-based compensation rules, so that (consistent with Treas. Reg. § 1.162-27(e)(4)(ii)(A)) if the committee that grants options or SARs consists exclusively of members of the Board of Directors of the Company who qualify as “outside directors,” and the exercise price (or deemed exercise price, with respect to SARs) is not less than the fair market value of the shares of common stock to which such grants relate, the compensation income arising on exercise of those options or SARs should qualify as performance-based compensation which is deductible even if that income would be in excess of the otherwise applicable limits on deductible compensation income under Code Section 162(m).

2010 Plan Benefits; No Shareholder Approval Requirement

The following table presents certain information with respect to options granted under the 2010 Plan as of September10, 2010.  Future grants under the 2010 Plan will be determined by the Committee and may vary from year to year and from participant to participant and are not determinable at this time.

Recipient	Number of Options

Rick Kasch, Chief Financial Officer (1)	300,000
Bob Maughmer, President & Chief Operating Officer (2)	1,000,000
Non-Executive Director Group (1)	225,000
Non-Executive Officer Employees (1)	450,000

(1)           Granted concurrently with the adoption of the 2010 Plan.

(2)	Granted on August 23, 2010 upon Mr. Maughmer being appointed to the roles of President and Chief Operating Officer.

The adoption of the 2010 Plan is not subject to stockholder approval.  However, if the Company’s stockholders do not approve the adoption of the 2010 Plan within one year of its adoption by the Board of Directors, no options granted pursuant to the 2010 will qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Other Compensation Arrangements

On July 28, 2010, Enservco entered into an agreement with an investor relations firm and as part of the compensation paid pursuant to that agreement granted both principals of the firm a warrant to purchase 112,500 shares of the Company’s common stock.  The warrants are exercisable at $0.49 per share for a four year term.  Each of the warrants may be exercised on a cash-less basis.  The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended June 30, 2010 or subsequently, that were not previously disclosed in our Current Report on Form 8-K dated July 27, 2010, except as described below.

1.           On or about July 28, 2010 the Company issued two warrants to acquire an aggregate of 250,000 shares of Company common stock. Each warrant is exercisable for a four year term at $0.49 per share. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, for the issuance because the Company: (i) did not engage in any public advertising or general solicitation in connection with the issuance; (ii) made available to each investor disclosure regarding all aspects of its business; (iii) believed that the investors obtained all information regarding the Company they requested (or believed appropriate) and received answers to all questions he (and their advisors) posed, and otherwise understood the risks of accepting Company securities for investment purposes; (iv) believed that each investor acquired the shares for investment purposes. No commissions or other remuneration was paid in connection with this issuance.

2.       On August 22, 2010, pursuant to the 2010 Plan, the Company granted a stock option to purchase 1,000,000 shares of Company common stock to its newly appointed President/Chief Operating Officer.  The option is exercisable at $0.49 per share (which is equal to the average closing price of the Company’s common stock for the ten trading days prior to August 23, 2010) and is exercisable for a five year term.  One third of the shares underlying the option vested immediately upon grant (being 333,333), 333,333 are scheduled to vest on August 23, 2011 and the final 333,334 are scheduled vest on August 23, 2012.  To the extent this option grant constituted a “sale” of equity securities, the Company relied on Sections 4(2) and 4(6) of the Securities Act of 1933 for this option grant.  No commissions or other remuneration was paid in connection with this option grant.

ITEM 6.  SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Cautionary Statement about Forward-Looking Statements

The management discussion and analysis and other portions of this report contain forward-looking statements (as such term is defined in Section 21E of the 1934 Act).  These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Overview:

During Aspen’s fiscal year ended June 30, 2009, Aspen was engaged primarily in the exploration, development and production of oil and gas properties in California and Montana. During fiscal 2009 (with the last transaction occurring on June 30, 2009), Aspen disposed of all of its oil and gas producing assets.  Following the closing of the last transaction, Aspen was no longer engaged in any oil and gas producing activities. During the fiscal year ended June 30, 2010 Aspen was focused primarily on completing the sale of its California assets to Venoco, conducting a special meeting of stockholders in November 2009, and exploring potential business transactions and combinations.

On June 24, 2010, Aspen entered into the Merger Agreement, and then completed the Merger Transaction on July 27, 2010.  The Merger Transaction resulted in Dillco becoming a wholly owned subsidiary of Enservco (formerly known as “Aspen Exploration Corporation,” although as discussed above, the term “Aspen” is used to reflect the Company before the completion of the Merger Transaction).

The merger by which Dillco became a wholly-owned subsidiary of Enservco is treated as a “reverse acquisition” for accounting purposes.  In a reverse acquisition, Aspen is considered to be the “legal acquirer” (that is, Aspen (now known as Enservco) survived as the parent corporation), but Dillco is the “accounting acquirer” (that is because DHW’s business is undeniably the more significant business, DHW’s financial statements became the financial statements of the surviving company, and the pre-Merger financial statements of Aspen became additive).  In that connection, it should be noted that Dillco’s fiscal year is the calendar year, while Aspen’s fiscal year ended on June 30.  Because the Merger Transaction occurred after Aspen’s fiscal year ended, the next quarterly report for Enservco will be for the nine months ending September 30, 2010 (a result of Dillco’s financial statements becoming the operative financial statements).  Enservco will then file an annual report on Form 10-K for the year ending December 31, 2010, and all future reports will be based on the calendar fiscal year (unlike Aspen’s reports which were based on a June 30 fiscal year).

Following is management’s discussion and analysis of financial condition and results of operations for Aspen’s fiscal year ended June 30, 2010, which does not give effect to the Merger Transaction.  Additionally, because at June 30, 2010, Aspen was a “shell corporation” as defined in SEC Rule 12b-2, and because the Merger Transaction was a “reverse acquisition” for accounting purposes, Enservco is including a management discussion and analysis of the financial condition and results of operations for ELLC for its six months ended June 30, 2010 without giving effect to the Merger Transaction.  It should be noted that the following discussion of Aspen’s liquidity and capital resources as at June 30, 2010, and for the years then ended should not be considered indicative of Enservco’s liquidity and capital resources going forward after the Merger Transaction.  For a discussion of ELLC’s liquidity, capital resources and results of operations, see Part B, below, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations for ELLC for the Six Month Period Ended June 30, 2010.”

A.           Management’s Discussion and Analysis of Financial Condition and Results of Operations for Aspen Exploration Corporation as of June 30, 2010.

The following management’s discussion and analysis is only with respect to Aspen’s fiscal years ended June 30, 2009 and June 30, 2010, and does not give effect to the Merger Transaction except as a subsequent event.  As noted above, Aspen did not engage in active business operations during its fiscal year ended June 30, 2010, whereas through June 30, 2009 it was engaged in various business operations in the oil and gas industry.  As a result, a comparison between Aspen’s 2009 and 2010 fiscal years may not provide a meaningful comparison.  Moreover, as a result of the closing of the Merger Transaction in July 2010, Aspen’s results of operations for periods prior to the completion of the Merger Transaction are not reflective of the projected or anticipated results of Enservco’s future business operation or its current financial resources.

Aspen Exploration Corporation - Liquidity and Capital Resources for the Fiscal Year Ended June 30, 2010

As a result of the disposition of Aspen’s oil and gas assets in its 2009 fiscal year, as of June 30, 2009, Aspen had no long term debt and approximately $9.3 million of working capital (approximately $11.7 million of cash and other current assets less approximately $2.3 million of current liabilities).

The following table sets forth information regarding Aspen’s liquidity and capital resources as of June 30, 2010 and 2009.  As noted above, at June 30, 2009, Aspen was involved in oil and gas producing activities, while at June 30, 2010, it was no longer involved in any business operations.

	As of June 30,
	2010	2009

Working Capital (current assets minus current liabilities)	$3,514,120	$9,303,944

Net property and equipment	424	66,627
Total Assets	3,594,949	11,694,419

Stockholders’ equity	3,514,544	9,370,571

At the Closing of the Merger Transaction on July 27, 2010, Aspen’s working capital became available for ELLC’s business operations.

During the 2010 fiscal year, Aspen used approximately $7.5 million of cash in its operations, investing activities, and financing activities.  In large part, Aspen’s working capital and cash decreased significantly during its 2010 fiscal year as the result of the payment of a cash dividend of $0.73 per share (approximately $5.3 million in total).  The dividend was paid to stockholders of record on December 2, 2009.

Aspen’s business activities during its fiscal 2010 (including discontinued operations presented in our statement of operations) used net cash of approximately $2.2 million in the year ended June 30, 2010, as compared to approximately $147,500 in cash generated from operating activities for the year ended June 30, 2009. This decrease was largely the result of the sale of virtually all of Aspen’s operating assets at the end of fiscal 2009.  The net cash used in the 2010 fiscal year resulted from Aspen’s continued operations during 2010, completing the sale of its assets to Venoco, holding a stockholders’ meeting and the costs of making the distribution to stockholders, as well as the costs of seeking and negotiating a business transaction while maintaining Aspen’s administrative and reporting requirements.  In addition, Aspen received no significant revenues during 2010 to offset its use of cash assets, whereas in 2009 Aspen had received revenues to offset its cash expenditures.

Aspen’s investing activities during fiscal 2010 generated cash of $10,300 primarily from the sale of furniture and equipment. Expenditures during fiscal 2009 related primarily to well workovers, whereas our fiscal 2010 expenditures related primarily to general administration, legal and professional services. Aspen also sold $322,000 in securities held for investment purposes in fiscal 2009.

Financing activities in fiscal 2010 were solely the payment of cash dividends of approximately $5.3 million after the sale of our oil and gas assets. During fiscal 2009, Aspen did not pay any dividends and financing activities consisted of the payment of long-term debt of $369,000.

Aspen Exploration Corporation - Results of Operations for the Fiscal Year Ended June 30, 2010.

During fiscal 2009, Aspen received revenues from oil and gas operations, although these revenues were only received during a portion of Aspen’s 2009 fiscal year due to the effective date of the sale of its properties – December 1, 2008, for the sale of its California properties and January 1, 2009, for the sale of its Montana properties.  Even during the period of fiscal 2009 that Aspen received production revenues, declining prices and increasing expenses materially and adversely impacted Aspen’s results of those activities.  Aspen’s business operations during its fiscal year ended June 30, 2010 were minimal.  Nevertheless, the following table sets forth certain items from our Consolidated Statements of Operations to permit a comparison between our 2010 and 2009 fiscal years:

	Comparison of the Fiscal
	Year Ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percentage
Revenues:
Oil and gas sales	$-	$2,760,603	$(2,760,603)	-100%

Cost and Expenses:
Oil and gas production	-	1,218,930	(1,218,930)	-100%
DD&A and ceiling write-down	2,808	5,072,661	(5,069,853)	-100%
Selling, general and administrative	780,924	688,365	92,559	13%

Total Costs and Expenses	783,732	6,979,956	(6,196,224)	-89%

Operating Income (loss)	(783,732)	(4,219,353)	3,435,621	81%

Other Income (Expenses)	(24,707)	811,141	(835,848)	-106%

Income Tax Benefit (Provision)	253,215	1,315,324	(1,062,109)	-79%

Net Operating Income (Loss)	$(555,224)	$(2,092,888)	$1,537,664	73%

The above data compares the overall results of Aspen’s 2010 fiscal year compared to its 2009 fiscal year. Due to the disposition of its oil and gas assets, Aspen has reclassified its oil and gas operating results in its consolidated statement of operations to discontinued operations for the years ended June 30, 2010 and 2009. Although a significant portion of our selling, general, and administrative expenses relate directly to Aspen’s former oil and gas operations, we did not allocate the expenses to discontinued operations.

Of note, Aspen had higher operating costs during its fiscal 2010 ($780,924) as compared to fiscal 2009 ($688,365) since it incurred various legal expenses (including legal and accounting) and administrative costs to finalize the sale of Aspen’s California oil and gas assets, and negotiating and exploring various business opportunities and transactions.

When Aspen was engaged in oil and gas producing activities during fiscal 2009 and earlier, Aspen used the full cost method of accounting for costs related to its oil and natural gas properties. The capitalized costs in the full cost pool were subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  When such capitalized costs exceeded the ceiling, Aspen recorded a write-down to the extent of such excess as a non-cash charge to earnings.  Such write-downs reduced earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.  During its fiscal year 2009, Aspen recognized a write-down of $3.55 million to the full cost pool. These write-downs were primarily due to the declining prices received for natural gas and increased production costs.

Where Aspen acted as operator for our producing wells, we received management fees for those services, which served to offset our SG&A expenses.  When comparing SG&A for 2010 and 2009, costs decreased by 35%, due primarily to the disposal of our operating assets.  Aspen did not receive any management fees in fiscal 2010.

	June 30,	June 30,
	2010	2009

Management fees	$-	$506,022
Selling, general and administrative (SG&A)	780,924	1,194,387
Management fees as a percentage of SG&A	0.0%	42.4%

Aspen Exploration Corporation Off-balance Sheet Arrangements

Aspen had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Aspen Exploration Corporation Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect Aspen’s most significant judgments and estimates used in the preparation of Aspen’s Consolidated Financial Statements.

Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made.  Actual results could differ from those estimates.  Aspen’s significant estimates include the carrying value of our gas property, estimated life of long-lived assets, use of reserves in the estimation of depletion of gas properties, impairment of gas properties, asset retirement obligation abilities, and income taxes.

Discontinued Operations:

Aspen has accounted for the disposition of its oil and gas assets in accordance with ASC Topic 205 and has reclassified its consolidated statements of operations for the years ended June 30, 2010 and 2009 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Property, Equipment and Depreciation:

We utilize the full cost method of accounting for costs related to our gas property. Capitalized costs included in the full cost pool are depleted on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects. If the full cost pool of capitalized gas property costs exceeds the ceiling, we will record a ceiling test write-down to the extent of such excess.  We review our properties quarterly for impairment.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculation.  This write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation and depletion in future periods. The write-down may not be reversed in future periods, even though higher gas prices may subsequently increase the ceiling. Due to recent declines in gas prices and the fact that Aspen has taken no action to replace reserves that have been produced, Aspen recorded a ceiling write down of $3.55 million in the period ended June 30, 2009.

Income Taxes

Aspen computes income taxes in accordance with ASC Topic 740. ASC Topic 740 requires an assets and liability approach which results in the recognition of deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in Aspen’s financial statements.  This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, Aspen’s federal and state income tax returns are generally not filed before the financial statements are prepared; therefore Aspen estimates the tax basis of its asset and liabilities at the end of each fiscal year as well as the effects of tax rate changes, tax credits, and tax credit carryforwards.  A valuation allowance is recognized if it is determined that deferred tax assets may not be fully utilized in future periods.  Adjustments related to differences between the estimates used and actual amounts reported are recorded in the period in which income tax returns are filed.  These adjustments and changes in estimates of asset recovery could have an impact on results of operations.  Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.

Investments in Debt and Equity Securities

Aspen classifies all investments as available for sale securities in accordance with ASC Topic 320.  Changes in the fair value of the securities are reported as a separate component of shareholders’ equity until realized.

Recently Issued Pronouncements:

There have been several recent accounting pronouncements, but none are expected to have a material effect on our financial position, results of operations, or cash flows. For more information, see Note 1 — “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

B.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for ELLC for the Six Month Period Ended June 30, 2010.

The following discussion and analysis of the six month period ended June 30, 2010 is with respect to ELLC and is intended to provide stockholders with more current and accurate information regarding the Company than the foregoing discussion for Aspen’s prior (pre-Merger Transaction) activities.  A discussion and analysis regarding ELLC’s fiscal years ended December 31, 2008 and December 31, 2009, as well as its quarter ended March 31, 2010, was included in a current report on Form 8-K dated July 27, 2010 filed by Aspen Exploration Corporation with the Securities and Exchange Commission on July 28, 2010.

The following sets forth a summary and discussion of ELLC’s financial statements on a consolidated basis with its subsidiary entities as of June 30, 2010, but without giving effect to the Merger Transaction.

Summary of ELLC’s Financial Statements and Results of Operations as of June 30, 2010

As of June 30, 2010, and as described above, ELLC had several subsidiary entities through its ownership of Dillco.  ELLC’s primary operating entities are Dillco and its subsidiary Heat Waves.  Dillco primarily provides water hauling, frac tank rental and well site construction services to operators and owners of oil and  natural gas wells, while Heat Waves provides services including frac heating, acidizing and hot oiling services.

All of DHW’s operations were significantly affected by the global economic downturn and volatility that started in late 2008, and continued through 2009 and into 2010.  The global economic downturn is believed to have significantly contributed to the decreased worldwide demand for oil and natural gas resulting in significant price volatility and reduced exploration activity.  These factors contributed to significantly less drilling activity and other capital expenditures by the owners and operators of oil and natural gas wells.  During 2010 the spot prices of oil and natural gas have risen from their 2009 lows but are still significantly less than the highs reached during the summer of 2008.  The Company is optimistic that stability will continue to return to the demand for oil and natural gas and result in increased demand for our services.

During the six months ended June 30, 2010, Dillco focused its operations on servicing oil and natural gas wells in southwestern Kansas and northwestern Oklahoma.  During the same period, Heat Waves’ operations were primarily in southwestern Kansas, eastern and southern Colorado, northeastern Utah, southern Wyoming, southwestern Pennsylvania and northwestern West Virginia.

Heat Waves began providing services in Pennsylvania and West Virginia during 2010.  Heat Waves primarily provides frac heating and water hauling services in this area and believes that demand for its services in the Marcellus Shale area will positively impact the Company’s revenues.  Heat Waves is also currently exploring opportunities to expand its operations into the Eagle Ford Shale basin in south Texas and the Bakken Shale region in North Dakota as management believes there is significant demand for the type of services Heat Waves provides and that there are few service providers in that area that have the equipment and assets to match those of Heat Waves.

Results of ELLC’s Operations for the Six Months Ended June 30, 2010

During the six months ended June 30, 2010 ELLC generated revenues of $9,220,210 compared to revenues of $8,679,990 generated in the comparable period in 2009. The increase was primarily due to the slightly improving economy and Heat Waves’ expansion of its operations to the Marcellus Shale region in Pennsylvania/West Virginia.  An increase of approximately 20% in revenues from Heat Waves’ frac heating and hot oiling services was offset somewhat by a decrease of approximately 13% in water hauling revenues for Dillco during the same period caused primarily by the decreased demand for hauling frac water due to reductions in drilling plans by Dillco’s customers and from customers demanding that service providers reduce their prices in order to retain their business.

Notably, while revenues rose during the six month period ended June 30, 2010 as compared to the same period in 2009, ELLC’s cost of revenues slightly decreased from $7,323,415 during the first six months of 2009 to $7,141,107 during the same period of 2010.  In large part this was a result of the continuing effect of cost reductions and controls initiated during the downturn in fiscal 2009 as ELLC implemented stringent controls on labor and benefit costs.   Although (as described below) ELLC incurred higher operating expenses during the six months ended June 30, 2010 when compared to the comparable period in 2009, its increased revenues, decreased depreciation and amortization expenses, and operating cost reductions for the 2010 period led to a decrease of $847,427 in ELLC’s loss from operations for the 2010 period (being $(706,407) for the 2010 period as compared to $(1,553,834) for the 2009 period).

The decrease in operating expense of $124,899 from the 2009 period compared to the 2010 period is due to the decrease in depreciation and amortization expense of $563,450 offset by a $438,551 increase in general and administrative expenses. The decrease in depreciation and amortization expense is due to the write-off of a non-competition agreement in June 2009 resulting from the death of the individual who was subject to that agreement.  The increase in ELLC's general and administration expense was primarily due to an increase in legal and audit expenses incurred in connection with the Merger Transaction and also due to management's increase in the allowance for bad debt as a result of the economic recession. The increase was also due to a workman's compensation refund to the Company as a result of the 2009 work comp audit.

The above described increased revenues and decreased expenses resulted in ELLC decreasing both its operating loss and net after tax loss in the six months ended June 30, 2010, when compared to the six month period ended June 30, 2009 (being approximately 55% decrease in operating loss, and an approximately 52% decrease in net loss).

It is likely that the Company’s general and administrative expenses will continue to increase as the Company continues to take on the additional requirements associated with becoming a public company reporting under Section 13(a) of the 1934 Act resulting from the Merger Transaction.  Ultimately, the success of ELLC and Aspen’s combined operations as Enservco will be dependent on Enservco’s success in increasing revenues while keeping costs under control.  Enservco is hopeful that with the additional capital provided by Aspen in the Merger, the more favorable debt terms obtained from its new banking relationship, and improving economics in the oil and gas industry, it can move toward profitability in the foreseeable future.

ELLC Liquidity and Capital Resources as of June 30, 2010

a.	General Discussion

As of June 30, 2010, ELLC had a working capital deficit of $(59,628) as compared to a working capital deficit of $(1,160,824) as of December 31, 2009.  This improvement was primarily due to the refinancing in June 2010 of $9.1 million of ELLC’s term debt on terms that the Company believes are more favorable to the Company.  This contributed to the approximately $958,000 decrease in the current portion of the long term debt reported in ELLC’s June 30, 2010 balance sheet.  In addition to the new $9.1 million term loan (the “Term Loan”), ELLC also refinanced a $2.0 million line of credit (the “Line of Credit”).   A general discussion of the terms of the Term Loan and the Line of Credit is set forth below.

The working capital deficit also decreased as a result of an increase in cash, a decrease in accounts receivable, and an increase in prepaid expenses. The increase in cash and the decrease in accounts receivable were a result of the June period-end being subsequent to the heating season, and therefore after December 31, 2009 ELLC collected on revenues generated prior to December 31, 2009, but were reflected as accounts receivable as of December 31, 2009. The increase in prepaid expenses from June 30, 2010 versus December 31, 2009 resulted from a renewal of ELLC's property, liability, and workman's compensation and health insurance policies.

Also contributing to the improvement of ELLC’s liquidity as of June 30, 2010, when compared to December 31, 2009, was the receipt of a subordinated loan of $1,200,000 in March 2010 from Mr. Herman (the Company’s majority shareholder), the proceeds of which were used to pay down long-term debt to ELLC’s prior bank.

As of June 30, 2010 ELLC had cash and cash equivalent assets on hand of $926,377 and total current assets of $3,932,765.  Management believes that when combined with Aspen’s working capital of approximately $3 million, that became available to ELLC as a result of the Merger Transaction, the Company has sufficient financial resources on hand to fund the Company’s current and planned business operations. Additionally, it is likely that the Company’s working capital will decrease during the fall months due to the seasonality of certain of its operations.  In addition, should the Company not be able to obtain equipment financing, approximately $1.5 million of working capital might be used to pay for the fabricatation of additional frac heating trucks to meet customer demands for the coming winter season.  Based on historical data, the Company believes these trucks will generate revenues in excess of their cost during the first winter season they are used.

Since 2008, ELLC has substantially reduced the amount of funds used to fabricate new equipment thereby reducing the drain on working capital.  This reduction was primarily a result of the slowdown in business experience in 2009.  Heat Waves currently plans to fabricate seven frac heaters during the last five months of 2010 at an approximate cost of $1.5 million. With these new units, Heat Waves believes it will have a sufficient amount of good, quality equipment to continue to service its customer’s current needs.  To the extent Heat Waves’ efforts to expand its operations into Pennsylvania, West Virginia, North Dakota, and southern Texas are successful, it will need to acquire additional equipment through a significant capital investment.

Although management believes our current financial resources are sufficient to fund the Company’s planned operations, the Company may later seek to raise additional capital through the sale of debt or equity securities to further fund the growth of our operations.  There can be no assurance that additional capital will be available to the Company on reasonable terms, if at all.  Further, any future issuances of our debt or equity securities will likely dilute our existing stockholders.

b.      General Terms of the Term Loan and Line of Credit

The terms of the Term Loan include a provision of interest-only payments until June 2, 2011.  The first principal payment of $1,000,000 is due on June 2, 2011 with the balance being amortized by monthly principal and interest payments of $188,700 thru May 2, 2015.  Finally, a balloon payment of the remaining unpaid principal balance is due on June 2, 2015.  Interest on both loans is based on a variable rate of prime plus 1% with a minimum rate of 5.5%.  The Line of Credit is due on June 2, 2011 unless renewed on a year-to-year basis.  Both loans are guaranteed by all of Enservco’s subsidiaries and by Mr. Herman and his wife who are majority shareholders of Enservco. Upon closing the Merger Transaction, Aspen became a guarantor on both loans.  The loans are secured by substantially all of Dillco’s and Heat Waves’ equipment and accounts receivable.  However, neither loan is secured by the real property assets owned by Dillco’s subsidiary entities nor Dillco’s ownership interests in its subsidiaries.

Both the Term Loan and the Line of Credit contain various financial covenants that the Company is required to meet including maximum leverage ratios, minimum net worth and minimum debt service coverage.  The loans also restrict the Company’s ability to incur additional debt.  Management currently believes that with the closing of the Merger Transaction (and Aspen’s current assets (being primarily cash and cash equivalent assets) now being part of DHW’s assets on a consolidated basis) it expects to be able to meet these covenants for the immediate future, however, the Company’s ability to continue to meet these financial covenants will ultimately be dependent on its results of operations.  The loan agreements also contain cross default provisions such that should Mr. Herman default on any of the other debt he has with the bank, the bank could declare Dillco’s loans in default.

Long-term Commitments and Obligations

ELLC’s long-term commitments and obligations as of June 30, 2010 consist of long term debt, a line of credit, as well as certain operating leases and excludes related party subordinated debt.  Amounts due under those commitments and obligations in each of calendar year are summarized below.  Although these obligations were not directly assumed by Aspen upon closing the Merger Transaction, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may effect the Company’s liquidity and financial obligations going forward.

Long-term debt and line of credit:

Year Ended December 31,

2010	$2,630,328
2011	2,198,120
2012	1,947,165
2013	1,773,854
2014	1,773,854
Thereafter	2,004,584

Total	$12,327,905

Operating Leases:

2010	$184,125
2011	$115,000
2012	$30,000
2013	$12,00

The Company expects to be able to meet its long-term capital commitments through the use of its existing line of credit and anticipated positive cash flow from operations, as well as the additional capital made available to ELLC for its business operations as a result of completing the Merger Transaction (being approximately $3 million).

ELLC Off-balance Sheet Arrangements

ELLC had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ELLC Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 8-K.

While all of the significant accounting policies are important to ELLC’s financial statements, the following accounting policies and the estimates derived therefrom, have been identified as being critical:

Accounts Receivable.  Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Property and Equipment.  Property and equipment consists of

(1)           Trucks, trailers and pickups;
(2)           Trucks that are in various stages of fabrication;
(3)	Real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and
(4)	Other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment.

Property and equipment acquired pursuant to the acquisitions of Heat Waves, Dillco and certain of the assets acquired from Hot Oil Express, Inc. (“Hot Oil Express”) are stated at the estimated fair value as of the date of acquisition based on independent appraisals less accumulated depreciation.  Property and equipment acquired since acquisition is stated at cost less accumulated depreciation.  The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life or expand the capacity of the assets.  Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during the year ended December 31, 2009 or 2008.

Derivatives.  The Company uses derivative financial instruments to mitigate interest rate risk associated with variable interest rate loans included in long-term debt.  The Company accounts for such activities as required by current accounting standards.  The current accounting standards require that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the Consolidated Balance Sheets as assets or liabilities.

The accounting for changes in the fair value of the derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception for the derivative.  The current accounting standards require that a company formally documents, at the inception of a hedge, the hedging relationship and the entity's risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness, and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

The Company may utilize derivative financial instruments which have not been designated as hedges even though they protect the Company from changes in interest rate fluctuations.  These instruments are marked to market with the resulting changes in fair value recorded in earnings.  During December 2009, as a result of modification of certain of the Company’s debt, the Company determined that the interest rate swaps no longer qualify as hedges, and, therefore, beginning in December 2009, the Company’s derivative instruments were marked to market through earnings.

For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  Hedge effectiveness is assessed quarterly based on total changes in the derivative's fair value.  Any ineffective portion of the derivative instrument's change in fair value is recognized immediately in earnings.

Income Taxes.  ELLC and its subsidiaries, with the exception of Dillco (which is a C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes.  On January 1, 2010 ELLC elected to be taxed as a corporation.  Therefore, no provision or liability for 2009 income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco.

The Company recognizes deferred tax liabilities and assets (Note 10) based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date.

Effective January 1, 2009, the ELLC accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures.  Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidate balance sheets and consolidated statements of income.  The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

When accounting for uncertainty in income taxes for those entities electing to be treated as limited liability companies for income tax purposes, if taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the member rather than the Company.  Accordingly, there would be no effect on the Company’s financial statements.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2009 and 2008.  The Company’s income tax returns for tax years subject to examination by tax authorities include 2005 and 2006 through the current period for state and federal tax reporting purposes, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS

The information required by this Item with respect to Aspen Exploration Corporation begins on page 80 of Part III of this report on Form 10-K and is incorporated into this part by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1.           Eide Bailly / Ehrhardt Keefe Steiner & Hottman PC

On July 27, 2010, Enservco’s Board of Directors informed Eide Bailly LLP (“Eide Bailly”) that it had dismissed Eide Bailly as the Company’s independent registered public accounting firm effective immediately.  The dismissal of Eide Bailly was solely the result of the Merger Transaction as the Company believed that it was appropriate to appoint Dillco’s independent accounting firm as its new independent registered public accounting firm.

Also on July 27, 2010, the Board of Directors informed Ehrhardt Keefe Steiner & Hottman PC (EKS&H) certified public accountants, that such firm was appointed as the Company’s independent registered accounting firm effective on that same date.  EKS&H conducted the audit of Aspen’s financial statements for the year ended June 30, 2010.  EKS&H was retained by Dillco to audit its 2009 and 2008 financial statements that were filed with the Company’s Current Report on Form 8-K filed on July 27, 2010.  However, Enservco had not previously consulted EKS&H with regard to any matters including the application of accounting principles to a specified transaction, or an audit opinion that might be rendered to Aspen’s, ELLC’s, or Enservco’s financial statements or any matter that was the subject of a disagreement or a reportable event.

Eide Bailly provided a report on Aspen’s financial statements for its fiscal years ended June 30, 2008 and 2009 and neither report contained an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

During Aspen’s fiscal year’s ended June 30, 2008 and June 30, 2009 and subsequently, there were no disagreements with Eide Bailly on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Eide Bailly’s satisfaction would have caused Eide Bailly to make reference to the subject matter of the disagreement in connection with its principal accounting report on the financial statements for Aspen’s fiscal year ended June 30, 2008 and June 30, 2009, or any subsequent report.

2.          Gordon, Hughes, & Banks, LLP

           Effective November 3, 2008 Gordon, Hughes, & Banks, LLP (“GH&B”) resigned as the independent registered accounting firm for Aspen. GH&B had then recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B. Certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. On November 3, 2008, Aspen’s Board of Directors approved the engagement of Eide Bailly as Aspen’s independent registered public accounting firm.

GH&B’s principal accountant report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with GH&B on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure. Aspen had not previously contacted Eide Bailly with respect to any accounting principles, disclosure, or other matters.

3.          Stockman Kast Ryan & Company

Prior to commencing discussions regarding the Merger Transaction, Dillco had engaged Stockman Kast Ryan & Co. (“Stockman Kast”) to audit its fiscal 2008 financial statements.  Prior to issuance of the audit report, Dillco reached a conclusion that it intended to merge with a public company subject to the reporting requirements of the 1934 Act.  Stockman Kast is not registered with the Public Company Accounting Oversight Board, a requirement for a reporting company’s audit and therefore Dillco informed Stockman Kast that it was dismissed as Dillco’s independent registered public accounting firm.  As such Stockman Kast has not provided any report on Dillco’s financial statements.  There were no disagreements with Stockman Kast on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of June 30, 2010 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures were effective as of such date.

Internal Control Over Financial Reporting

Our management is also responsible for establishing internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of June 30, 2010, management assessed the effectiveness of Aspen’s ICFR based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of June 30, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As Aspen was and Enservco remains a “smaller reporting company,” due to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 on July 21, 2010, the management’s report was not subject to attestation by our independent registered public accounting firm.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, subsequent to June 30, 2010 we completed the Merger Transaction with Dillco and on July 27, 2010, appointed new persons to serve as our Chief Executive Officer (Mr. Herman) and our Chief Financial Officer (Mr. Kasch).  These persons are now responsible for establishing and maintaining our ICFR and as a result of the incorporating the operations and internal processes of Dillco and its related entities into Company, may later determine that changes to our ICFR should be implemented.

ITEM 9B.  OTHER INFORMATION

Aspen held its last annual meeting of stockholders on November 30, 2009, at which time three directors were elected.  Since that time, the Merger Transaction occurred, one of the directors resigned, and two new directors were appointed.  As a result of the Merger Transaction and the change in Enservco’s fiscal year because of the reverse-merger accounting treatment for the Merger Transaction, Enservco expects to hold its next annual meeting of stockholders on or about July 19, 2011.  Proposals from stockholders that intend to be present at the 2011 meeting should be addressed to Enservco Corporation, Attention:  Corporate Secretary, 830 Tenderfoot Hill Road, Suite 310, Colorado Springs, CO 80906, and the Company must receive the proposals by February 3, 2011.  Upon receipt of any such proposal, the Company shall determine whether or not to include any such proposal in the proxy statement and proxy (should Enservco determine to issue a proxy statement) in accordance with applicable law.  After February 3, 2011, any stockholder proposal submitted for that meeting outside the process of Rule 14a-8 will be considered to be untimely.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers:

As of September 10, 2010, the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers are as set forth in the below table.  In the Merger Agreement, Aspen agreed to appoint two persons designated to the Board of Directors – being Messrs. Herman and Laheney.  Further, upon the closing of the Merger Transaction Messrs. Herman and Kasch were appointed as executive officers of the Company.  Except for the Merger Agreement, there was no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position

Michael D. Herman	53	Chief Executive Officer, & Chairman of the Board of Directors(1,2)

Rick D. Kasch	60	Chief Financial Officer, Executive Vice President, and Treasurer

Bob Maughmer	42	President and Chief Operating Officer

R.V. Bailey	77	Class III Director (3)

Kevan B. Hensman	53	Class II Director (1,2)

Gerard Laheney	72	Director (1,2)

(1)
Aspen’s Certificate of Incorporation provides that its directors are to be divided into three separate classes that are to be as equal in number as is practical.  Upon a person being appointed to the Board of Directors they are not to be assigned to a specific class until the next meeting of stockholders at which directors are elected.

(2)
The Company anticipates that it will hold an annual meeting of stockholders on or about July 19, 2011.  At that meeting, directors appointed on July 27, 2010, and its Class II director are scheduled to stand for re-election.

(3)	The Company’s Class III director is scheduled to be subject to re-election at any meeting held during the Company’s 2011 fiscal year.

Michael D. Herman.  Mr. Herman was appointed as the Company’s Chief Executive Officer, President and as Chairman of the Board of Directors on July 27, 2010.  On August 23, 2010 he ceased serving as President.  Mr. Herman has served as the Chairman and control person of Dillco since December 2007 and Heat Waves since March 2006.  Since 2005, Mr. Herman has served as the Chairman of Pyramid Oil Company (NYSE Amex: PDO), a California corporation involved in acquiring and developing oil and natural gas wells.  Mr. Herman was the Chairman and owner of Key Food Ingredients LLC (“Key Food”) from January 1, 2005 until October, 2007. Key Food supplies dehydrated vegetables from its factory in Qingdao, China to customers worldwide. Mr. Herman was Chairman and owner of Telematrix, Inc. from October 1992 until December 1998, when that company was sold to a major hospitality company, and he repurchased a majority ownership interest in December 2004 and held that majority ownership interest until April 2006. Telematrix, Inc. designs and distributes communications products and telephones to hospitality and business customers globally. From November 2003 until February 2005, Mr. Herman was Chairman and majority shareholder of Ft. Lauderdale based Sunair Electronics but chose not to stand for re-election as a director in February 2006. Sunair Electronics is engaged in the design, manufacture and sale of high frequency communications equipment for long-range voice and data applications.

Rick D. Kasch.  Mr. Kasch was appointed as the Company’s Executive Vice President and Chief Financial Officer on July 27, 2010.  Mr. Kasch served as the principal financial officer of ELLC since its inception in May 2007.  Mr. Kasch also served as the principal financial officer, Secretary and Treasurer of Dillco since December 2007.  Further, he has served as a manager and the principal financial officer for Heat Waves since March 2006.  Since 2004, Mr. Kasch has also served as the Chief Financial Officer of Key Food Ingredients LLC, a company that distributes dehydrated vegetables.  Additionally, Mr. Kasch has served as the Chief Financial Officer for various other companies, including software development companies and internet based companies.  Mr. Kasch does not serve as a director of any public companies.  Mr. Kasch received a BBA - Accounting degree from the University of South Dakota.  Mr. Kasch is a CPA but does not hold an active license.

Bob Maughmer.  Mr. Maughmer was appointed as the Company’s President and Chief Operating Officer on August 23, 2010.  Mr. Maughmer has 19 years of experience in the oil and gas industry, and his experience has focused primarily on drilling and completion operations.  Prior to joining the Company, Mr. Maughmer served as a sales and technology manager for Superior Well Services, Inc. (NASDAQ SWSI) - a company that provides oilfield services in various oil and gas producing regions within the United States.  Mr. Maughmer joined Superior as a result of its 2008 acquisition of Diamondback Energy Services, where Mr. Maughmer had been vice president of technology and business development from 2004 to 2006 and was actively involved in the creation and management of a fracture stimulation division.  Prior to working at Superior from 2002 to 2006 Mr. Maughmer worked at BJ Services Company where he held the positions of technology manager and senior district engineer with BJ Services’ international divisions.  Mr. Maughmer worked at Halliburton Energy Services from 1991 to 2002 where he held positions as account manager, technical advisor and operations engineer.

R. V. Bailey. Mr. Bailey has served as an officer and director of Aspen since its inception, and most recently served as Aspen’s Chief Executive Officer from January 2008 until July 27, 2010.  Mr. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956.  He has approximately 45 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and natural gas.  His experience includes basic conception and execution of mineral exploration projects.  Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States.  He is the co-author of a 542-page text published in 1977 concerning applied exploration for mineral deposits.  Mr. Bailey is not a director of any other public companies.

Kevan B. Hensman.  Mr. Hensman became a director of Aspen on September 11, 2006, and served as its Chief Financial Officer from January 2008 until July 27, 2010. Since April 2002, except for a one-year position as manager of Paramount Citrus Association, Mr. Hensman has served as an analyst for Truxtun Radiology Medical Group, LP with the duties of providing financial analysis; performing annual projects; and assisting the practice administrator in performing various duties and assignments.  Additionally, Mr. Hensman has extensive experience in the oil and natural gas industry.  From November 1997 to May 1999 Mr. Hensman served as the planner/natural gas analyst for Texaco Exploration and Production Company.  Mr. Hensman served as the supervisor of fuel supply and acquisition analyst from February 1991 to October 1997 for Santa Fe Energy/Monterey Resources.  In 1999, Mr. Hensman received a Bachelor of Science degree in finance from California State University Bakersfield (CSUB).  Mr. Hensman is not a director of any other public company.

Gerard P. Laheney.  Mr. Laheney was appointed to the Company’s Board of Directors on July 27, 2010.  Mr. Laheney has approximately twenty-seven years of experience in the financial industry as he has long served as a financial adviser and asset manager.  Since 1993, Mr. Laheney has served as the President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management.  Mr. Laheney previously served in other positions in the financial industry, including serving as a Vice President of Dean Witter Reynolds from April 1990 to December 1993.  Mr. Laheney currently serves on the Board of Directors of Reading International, Inc. (NASDAQ RDI).  Further, Mr. Laheney previously served on the Board of Directors of Sunair Electronics.

Board of Directors – Composition.

The Company’s Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively. To date, Enservco has not had a separate nominating committee as given Enservco’s small size, infrequent stockholder meetings, and limited personnel the Board of Directors has not believed that such a committee was necessary.  However, as the Company grows its new operations and considers seeking a listing on a stock exchange, it may consider establishing a separate nominating committee.  As such, currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.  In identifying Board candidates it is the Board’s goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.

The Company believes that each of the persons that now comprise its Board of Directors have the experience, qualifications, attributes and skills when taken as a whole will enable the Board of Directors to satisfy its oversight responsibilities effectively.  With regard to the current members of the Board of Directors the following factors were among those considered that led to the Board’s conclusion that each would make valuable contributions to the Board:

▪
Michael Herman:  Mr. Herman has been actively involved with Dillco and Heat Waves and their business operations and strategy, for several years and has a significant amount of knowledge regarding their current and contemplated business operations.  Further, he has been active in the oil and natural gas producing and servicing business since the mid-1980’s and has a broad range of experience in business outside of the oil and natural gas industry that the Board believes is valuable in forming Aspen’s business strategy and identifying new business opportunities.

▪
R.V. Bailey:  Mr. Bailey founded Aspen and has served as an officer and director since its formation.  He is familiar with its prior operations, corporate history, and historical shareholder base.  Additionally, Mr. Bailey has a significant amount of experience in the natural resource exploration and development arena, including his experience in the oil and natural gas sectors.

▪
Kevan B. Hensman: Mr. Hensman has experience not only in the oil and natural gas industry but also with regard to financial analysis and accounting.  The Board believes that given his varied background and experiences that are relevant to a company operating in the Company’s industry, Mr. Hensman will make a valuable member of the Board of Directors.

▪
Gerard P. Laheney:  Mr. Laheney has a significant amount of experience within the asset management industry and with the capital markets.  The Board believes Mr. Laheney’s experience and knowledge with the capital markets are valuable to the Board of Directors as a whole.

Significant Employees:

Although not an executive officer or director of the Company, Austin Peitz has been and is expected to be, a significant employee of the Company.  Mr. Peitz has worked for Heat Waves since October 1999 and has been involved in nearly all aspects of operations since that time.  Currently, Mr. Peitz is the Director of Operations for Heat Waves and is in charge of overseeing and coordinating field operations.

Involvement in Certain Legal Proceedings:

During the past ten years none of the persons serving as executive officers and/or directors of the Company  has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the 1934 Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish Enservco with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed June 30, 2010, and subsequently, we believe that during the period from July 1, 2009, through September10, 2010, all filing requirements applicable to our officers, directors and greater-than-ten-percent shareholders were complied with.

Code of Ethics:

On July 27, 2010, our Board of Directors adopted a Code of Business Conduct and Ethics Whistleblower Policy that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website: www.enservco.com.  Additionally, a copy of our Code of Business Conduct and Ethics and Whistleblower Policy was filed as an exhibit to our Current Report on Form 8-K dated July 27, 2010.

No Audit Committee:

The Company does not have a separately designated audit committee.  Instead, the entire Board acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors:

The Company does not have a separately designated nominating committee.  To date we do not have a nominating committee because our board did not believe that such a committee was necessary given our small size, and because of the infrequency in which we have held annual meetings of stockholders.  Instead, historically when a board vacancy occurred, the remaining board members participate in deliberations concerning director nominees.  In the future the Company may depending on various factors, determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which stockholders may recommend nominees to the board of directors.  However, Enservco’s bylaws set forth the procedure by which eligible stockholders may nominate a person to the Board of Directors, which in relevant part provides that:

The Corporation [being Enservco] will consider all recommendations from any person (or group) who has (or collectively if a group have) held more than 5% of the Corporation’s voting securities for longer than one year.  Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Corporation by the date mentioned in the most recent proxy statement under the heading “Proposal From Stockholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5, and in that notification must provide the following additional information to the Corporation:

(i)
Name, address, telephone number and other methods by which the Corporation can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

(ii)
If the stockholder owns shares of the Corporation’s voting stock other than on the records of the Corporation, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

(iii)
Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Corporation, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

(iv)	Name, address, telephone number and other contact information of the proposed nominee; and

All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, shall be in a form reasonably acceptable to Enservco.

Enservco’s Chairman of the Board and Chief Executive Officer are the Same Person.

Section 14B of the 1934 Act also requires the SEC to adopt rules requiring an issuer to disclose in its proxy statement why the issuer has chosen the same person to serve as chairman and CEO (if that is the case).  Although this is not a proxy statement and the SEC has not yet issued rules to that effect, Enservco believes it important to explain that Mr. Herman holds both roles as chairman of the board of directors and chief executive officer.  Enservco believes that this is appropriate because of Mr. Herman’s extensive role with DHW prior to the Merger Transaction performing the functions of both Chairman and CEO, and the continuation of the DHW business through Enservco following the Merger Transaction.  Mr. Herman is the most knowledgeable person to serve both roles, and Enservco believes it appropriate for him to do so at the present time.  Enservco will continue to evaluate this dual role from time-to-time.

ITEM 11.  EXECUTIVE COMPENSATION

R.V. Bailey served as Aspen’s the principal executive officer throughout Aspen’s 2010 fiscal year, and was the only executive officer or employee of Aspen whose total compensation exceeded $100,000.  Effective July 27, 2010, Mr. Bailey ceased serving as an executive officer of Aspen, however he continues to serve on the Company’s Board of Directors. The following table sets forth information regarding Mr. Bailey’s compensation awarded, paid, or earned by Mr. Bailey from Aspen for each of its fiscal years ended June 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE

					(1)	Non-Equity	Non-Qualified	(2)
				Stock	Option	Incentive Plan	Deferred Plan	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

R. V. Bailey, CEO
and President,	2010	$120,000	$-	$-	$-	$-	$-	$32,471	$152,471
Chairman (3)	2009	$90,000	$-	$-	$-	$-	$-	$99,848	$189,848

(1)	The material terms of the options granted to Mr. Bailey during fiscal 2009 and 2010 are described below in the narrative disclosure to the summary compensation table.

(2)	The compensation elements that comprised Mr. Bailey’s “other” compensation in fiscal 2009 and 2010 are described in the narrative disclosure to the summary compensation table.

(3)	As of July 27, 2010 Mr. Bailey ceased serving as the Company's Chief Executive Officer, President, and Chairman. However, he coontinues to serve on the Board of Directors.

Narrative Disclosure to Summary Compensation Table

Historically Aspen’s Board of Directors, acting in lieu of a compensation committee, reviewed the total direct compensation programs for Aspen’s executive officers. During fiscal 2010, the salary and other benefits payable to Mr. Bailey were set forth in an employment agreement, which is discussed below.  The portions of Mr. Bailey’s compensation that were discretion included the stock option that was granted to Mr. Bailey in February 2010 (which did not vest until the closing of the Merger Transaction and then only vested because Aspen met a specific performance goal), and the Company’s non-payment to Mr. Bailey of any bonus or other special compensation.

In the past Aspen has considered salaries and compensation for its executives.  Aspen has done this by evaluating their responsibilities, experience and the competitive marketplace.  Aspen has not used compensation consultants in the past, and Enservco has no plans to use a compensation consultant in the near future.  To the extent that the Enservco board (or compensation committee when one is formed) determines it appropriate to use a compensation consultant, it will seek one with no other ties to Enservco and thus “independent.”

In the past, Aspen has considered (and going forward Enservco expects to consider) the following factors in determining our executive officers’ base salaries and compensation levels:

1.	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s stockholders;
2.	The Company’s financial resources, results of operations, and financial projections;
3.	Performance compared to the financial, operational and strategic goals established for the Company;
4.	The nature, scope and level of the executive’s responsibilities;
5.	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and
6.	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Historically, Aspen’s management reviewed the base salary, annual bonus and long-term compensation levels for other employees of Aspen, and the Company expects this practice to continue going forward.  The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.  Historically, the primary compensation of Aspen’s executive officers has been comprised of a base salary, option awards, and compensation through Aspen’s former amended royalty and working interest plan, each of which is described below.

Cash Compensation Payable to Named Executive Officers. Historically, Aspen’s named executive officers receive a base salary payable in accordance with Aspen’s normal payroll practices and pursuant to agreements between each executive officer and Aspen.  Aspen believes that the base salaries paid to its executive officers were reasonable when agreed upon, and were less than those that are received by comparable officers with comparable responsibilities in similar companies.

Stock Option Plan Benefits – Aspen’s officers and directors have historically been eligible to be granted options, and Aspen expects this to continue going forward.  Aspen (and the Company) believes that option grants are a mechanism to help align the interest of its officers, directors, employees and consultants with that of Aspen and its stockholders.  Historically, Aspen has not granted options to its officers on regular intervals, but instead has periodically granted options to its executive officers (and other employees and consultants) at times determined to be appropriate by the Board of Directors.

Through its 2010 fiscal year (which ended June 30, 2010), Aspen had one formal equity compensation plan the “2008 Equity Plan.”  On February 27, 2008, Aspen’s Board granted options to purchase 775,000 shares of common stock at an exercise price of $2.14 per share, including an option to purchase 200,000 shares to Mr. Bailey.  One third of the shares underlying the option were to vest on each September 30, of 2008, 2009, and 2010 if certain company-wide performance conditions are met.  These performance objectives are based on oil and natural gas reserves, production, and net income for Aspen’s fiscal years ended June 30, 2008, 2009 and 2010. To the extent they vest, the options expire February 27, 2013.  As a result of Aspen’s decreased business operations during fiscal 2009 and 2010, no portions of the options vested during those fiscal years, and in total 163,760 expired.

Pursuant to the 2008 Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain employees and consultants. The options were granted to persons who had (and were expected to) remain with Aspen and have provided valuable services to Aspen, and to help further align interests of the recipients with those of the Aspen and its stockholders.  In total, Aspen granted options to acquire 350,000 shares of its common stock.  Included in the persons receiving options were the persons then serving as Aspen’s executive officers and as members of its Board of Directors, including 100,000 options to Mr. Bailey.  The options granted on February 15, 2010 have an exercise price equal to $0.4125, which was equal to 125% of the closing price of the Aspen’s common stock on February 17, 2010.  The options, to the extent vested, expire on February 15, 2015.  All of the options granted vest upon a “change of control” (which term is defined in each recipient’s option agreement), and then only if Aspen has working capital of at least $3,000,000 on the date of the change of control event. Further, unless a given option recipient is terminated for cause the options will not expire following the termination of each recipient’s relationship (whether an employee, consultant or director) with Aspen. On July 27, 2010, the Company’s Board determined that the vesting criteria for these options was met and deemed all of these options vested.

Other Compensation/Benefits. The amounts reflected in the column labeled “other compensation” in the Summary Compensation Table predominately consist of compensation paid from Aspen’s former “Amended Royalty and Working Interest Plan” in fiscal 2009 and from benefits received from our 401(k) plan and medical reimbursement plans in fiscal 2010.

Amended Royalty and Working Interest Plan.  Aside from their base salaries, the largest element of the compensation of Aspen’s executive officers historically was realized from Aspen’s “Amended Royalty and Working Interest Plan” (the “Plan”) by which Aspen assigned overriding royalty interests or other interests in oil and  natural gas properties or in mineral properties. This plan was intended to provide additional compensation to Aspen’s personnel involved in the acquisition, exploration and development of oil or natural gas or mineral prospects.  All Aspen employees (including officers and consultants) were eligible to participate in the Plan. Inasmuch as Aspen did not engage in the oil and  natural gas industry during fiscal 2010 and much of 2009, no assignments were made under this plan during Aspen’s fiscal 2010 or 2009.  The Company does not expect to continue to utilize the Plan in the future.

The allocations for royalty under the Plan for employees were based on a determination by management whether there was any “room” for royalties in a particular transaction.  In some specific cases management believed that an oil or  natural gas property or project was sufficiently burdened with existing royalties so that no additional royalty burden could be allocated to Aspen employees for that property or project.  In other situations a determination was made that there were royalty interests available for assignment to employees and consultants.  The determination of whether royalty interests were available and how much to assign to employees and consultants (usually less than 3%) was made on a case-by-case basis by members of management. Aspen never granted any overriding royalty interests in its former Montana oil properties (which properties we sold in February 2009).  During fiscal 2010 Mr. Bailey did not receive any payments under the Plan, but received payments of $43,234 in fiscal 2009.

Other Elements of Compensation and Benefits

Aspen’s executive officers also historically received certain other benefits, although these benefits did not constitute a large portion of their overall compensation.  The Company expects this practice to continue going forward.

Aspen had a Profit-Sharing 401(k) Plan which all employees were eligible to participate in immediately upon being hired to work at least 1,000 hours per year and having attained age 21. Aspen adopted an amendment to the Profit-Sharing 401(k) Plan effective July 1, 2005 pursuant to which Aspen made matching contributions equal to 50% of the participant’s elective deferrals.  During fiscal 2009, Aspen contributed $25,125 to the plan (including $10,000 to R. V. Bailey’s plan).  During fiscal 2010, Aspen contributed $20,000 to the plan (including $10,000 to R. V. Bailey’s plan).  These amounts are included in the column labeled “All Other Compensation” in the Aspen Summary Compensation table, above.  After the end of Aspen’s fiscal year, steps have been taken to terminate this plan.

In fiscal 2009, Mr. Bailey purchased a vehicle from Aspen.  Pursuant to Mr. Bailey’s September 2004 employment agreement, he purchased his vehicle from Aspen for $500, significantly below the fair market value of that vehicle.  The difference between the purchase price paid by Mr. Bailey when he acquired his vehicle from Aspen for $500 and the fair market value of that vehicle ($23,781) is also included in “Other Compensation” for Mr. Bailey.

Employment Agreements with Aspen’s named executive officers. Aspen previously entered into employment agreements with its named executive officers, including Mr. Bailey.  Mr. Bailey’s employment agreement expired on July 31, 2010 and he ceased receiving his salary compensation under that agreement on that date.  The material terms of the employment agreement pursuant to which Mr. Bailey served as Aspen’s Chief Executive Officer during fiscal 2010 are summarized as follows:

Effective May 1, 2003, and as amended September 21, 2004, Aspen entered into an employment agreement with R. V. Bailey (the “2003 Agreement”).  The pertinent provisions of the 2003 Agreement included an employment period ending May 1, 2009, and an annual salary of $60,000 per year from January 1, 2007, ending May 1, 2009. Effective January 1, 2009, and as amended July 21, 2009, Aspen entered into a new employment agreement with Mr. Bailey (the “2009 Agreement”) pursuant to which both parties agreed that the 2003 Agreement was terminated as of January 1, 2009.  The pertinent provisions of the 2009 Agreement included an employment period ending December 31, 2009 with a salary of $120,000 per year.  On multiple occasions during fiscal 2010 (and again in July 2010) Aspen agreed to extend the term of Mr. Bailey’s employment agreement, with the final of these extensions expiring on July 31, 2010. The 2009 Agreement provided that Mr. Bailey was eligible to participate in Aspen’s stock options and royalty interest programs.  During the term of the agreement, and in lieu of health insurance, Aspen paid Mr. Bailey a monthly allowance to cover items as prescriptions, medical and dental coverage for him and his dependents and other expenses not covered in the agreement.  To the extent that Mr. Bailey did not provide documentation accounting for the expenditure of this amount for medical reimbursement purposes, it is treated as compensation to him.

Effective August 1, 2010 the only cash compensation Mr. Bailey is expected to receive from Company will be any directors’ fees he is paid as further described below.

Events Subsequent to June 30, 2010

Effective July 27, 2010 the Company closed the Merger Transaction, and appointed new executive officers on that same date.  Also, effective July 27, 2010 the Company entered into employment agreements with Mr. Herman (the Company’s current Chief Executive Officer and Chairman) and Mr. Kasch (the Company’s current Chief Financial Officer).  On August 23, 2010, Aspen appointed Bob Maughmer as the Company’s President and Chief Operating Officer.

The material terms of the employment agreements entered into with Mr. Herman, Mr. Kasch, and Mr. Maughmer are summarized below.

Michael Herman Employment Agreement – Mr. Herman’s employment agreement is for a term through June 30, 2013.  The agreement provides for no base salary.  However, Mr. Herman is eligible for an annual discretionary cash bonus based on Mr. Herman’s performance and the performance of the Company as a whole, with any bonus ultimately to be determined by the Board of Directors.  Mr. Herman is entitled to receive standard employment benefits and a car allowance of $1,000 per month.  If Mr. Herman is terminated without cause he will be entitled to health benefits for a period of eighteen months.  The employment agreement also contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Rick Kasch Employment Agreement – Mr. Kasch’s employment agreement is for a term through June 30, 2013.  The agreement provides for an annual salary of $180,000 through June 30, 2011 and then automatic increases of 5% effective on each July 1 during the term of the agreement.  Pursuant to the agreement the Company granted Mr. Kasch an option to acquire 300,000 shares of Company common stock, with an exercise price of $0.49 (which is equal to the closing sales price of the Company’s common stock two days after Aspen filed its Current Report on Form 8-K reporting the closing of the Merger Transaction).  The option is exercisable for a five year term, and one third of the options vested immediately upon grant with the remaining portion of the option to vest on a pro-rata basis on each of the first two anniversary dates of the option grant.  Mr. Kasch is also entitled to standard employment benefits and the use of a Company automobile or alternatively a car allowance of at least $1,000. The employment agreement also contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Mr. Kasch’s employment agreement also provides for severance compensation if his employment is terminated for the following two reasons:

1.
A termination without cause - If Mr. Kasch is terminated without cause he will be entitled to all salary that would have been paid through the remaining term of the agreement, or if the agreement is terminated without cause during the final eighteen months of the agreement term Mr. Kasch will be entitled to receive a lump sum payment equal to eighteen months of his base salary.  Additionally, if Mr. Kasch is terminated without cause, he will be entitled to health benefits for a period of eighteen months; and

2.
A termination upon a change of control event or a management change - If Mr. Kasch resigns within ninety days following a change of control event or a management change (being the person to whom he directly reports) he will be entitled to a severance payment equal to eighteen months of his base salary with the amount being paid either in a lump sum payment or in accordance with the Company’s payroll practices.  Further, Mr. Kasch will be entitled to health benefits for a period of eighteen months.

Bob Maughmer Employment Agreement – On September 6, 2010 Enservco entered into an employment agreement with Mr. Maughmer, Enservco’s President and Chief Operating Officer.  The employment agreement provides that Mr. Maughmer will be paid an annual salary of $225,000.  On July 1 of each year that the employment agreement is in effect Mr. Maughmer’s salary will be increased by at least 5%.  Mr. Maughmer is eligible to receive a discretionary annual bonus based on Mr. Maughmer’s performance and the Company’s financial condition.   Mr. Maughmer is also entitled to standard employment benefits and a monthly car allowance of at least $1,000.  Mr. Maughmer’s employment agreement is for a three year term and will not be automatically renewed at the end of that term.  Instead, Mr. Maughmer will become an employee at will at the end of the initial term of the agreement unless otherwise agreed by Mr. Maughmer and the Company.   If Mr. Maughmer’s employment is terminated without cause during the term of the agreement Mr. Maughmer will be entitled to his base salary through the remainder of the term of the agreement.

Risk/Reward Issues

The Board of Directors does not believe that the current structure of the Company’s compensation policies promotes unnecessary or inappropriate short-term or long-term risks.  The cash compensation paid to the Company’s executive officers consists of fixed salaries and possible performance bonuses.  These performance bonuses (if any) will be granted in hindsight by the Board of Directors based on operational and financial performance.

In the future, the Board may base the vesting of stock options and perhaps cash bonuses on specific performance criteria that will be determined in advance based on the Company’s prior year performance as reflected in its financial statements included within its annual report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

Mr. Bailey, who served as Aspen’s chief executive officer during its fiscal year ended June 30, 2010 held the following unexercised stock options as of June 30, 2010.

Equity Incentive
						Market	Plan Awards:
					Number of	Value of	Number of
	Number of Securities				Shares or	Shares or	Unearned
	Underlying Unexercised				Units of	Units of	Shares, Units,
	Options(1)(2)(#)		Option	Option	Stock That	Stock That	Other Rights
			Exercise	Expiration	Have Not	Have Not	That Have Not
Name and Principal Position	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)

R. V. Bailey,	36,240	-	2.14	2/27/2013	-	$-	-
CEO and Chairman (3)	-	100,000	0.4125	2/15/2015	100,000	11,400	100,000

(1)           Pursuant to the 2008 Plan, on February 27, 2008, Mr. Bailey was granted an option to purchase 200,000 shares of Aspen common stock at an exercise price of $2.14 per share with vesting based on company performance objectives.  As of June 30, 2010, 36,240 were earned (based on the fiscal year 2008 performance criteria), and had 163,760 options expired.

(2)           On February 15, 2010, Mr. Bailey was granted an option to purchase 100,000 shares of Aspen common stock at an exercise price of $0.4125 per share.  On July 27, 2010, this option was deemed vested in full as the Board of Directors determined that Aspen met the vesting criteria.

(3)           As of July 27, 2010 Mr. Bailey ceased serving as the Company's Chief Executive Officer and Chairman. However, he continues to serve on the Board of Directors.

Equity Awards Granted Subsequent to June 30, 2010

On July 27, 2010 the Company’s board of directors adopted the Aspen Exploration Corporation 2010 Equity Incentive Plan and granted options to Mr. Kasch, Mr. Hensman, Mr. Laheney, and one other significant Company employee.  The option granted to Mr. Kasch entitles him to purchase 300,000 shares of Company common stock, of which 100,000 vested on grant, and 100,000 will vest on each of the first and second anniversaries of grant.  The options granted to Mr. Hensman (an option to purchase 25,000 shares) and Mr. Laheney (an option to purchase 200,000 shares) vested in fully as of July 30, 2010 (the date the exercise price was determined).  All options granted on July 27, 2010, have a five year term, and have an exercise price equal to $0.49 (the closing price of Aspen common stock on the second business day after Aspen filed its Current Report on Form 8-K reporting the completion of the Merger Transaction).

On August 23, 2010, and upon his assuming the positions of President and Chief Operating Officer, the Company granted Mr. Maughmer an option to purchase 1 million shares of Company common stock.  The option has a five year term and is exercisable at $0.49 per share.  One third of the options vested on August 23, 2010, one third are scheduled to vest on August 23, 2011, and the final one third are scheduled to vest on August 23, 2012.

Compensation of Directors

Historically, and during its 2010 fiscal year, Aspen compensated its non-employee directors $2,000 per meeting of the Board of Directors attended in person or by telephone.  Additionally, Aspen has reimbursed its directors for expenses incurred while performing their duties as directors.

On July 27, 2010 the Company’s Board of Directors determined that going forward that the Company’s non-employee directors will receive $5,000 per fiscal quarter plus travel costs.

The table below reflects the total compensation provided by Aspen to those persons who served on its Board of Directors during its 2010 fiscal year.  Mr. Bailey was not provided separate compensation for serving on the Board of Directors.  As compensation for serving as Aspen’s chief financial officer during its fiscal years ended June 30, 2009 and 2010 Mr. Hensman received consulting fees at the rate of $70.00 per hour.  Mr. Imperato, who was a consultant to Aspen even before his appointment as a director, received consulting fees during the 2010 fiscal year at the rate of $93.75 per hour which are reflected in note 3 to the Director Compensation table below.

DIRECTOR COMPENSATION

						Non-Equity	Non-Qualified
						Incentive	Deferred
		Fees Earned	Stock	Option		Plan	Compensation
	Fiscal	or Paid	Nonqualifed	Awards		Compensation	on Earnings	Total
Name	Year	in Cash	Awards ($)	($)		($)	($)	($)

Kevan Hensman(1)	2010	$4,000	$-	$8,550	(2)	$-	$-	$12,550

Douglas Imperato(3)	2010	$6,000	$-	$8,550	(4)	$-	$-	$14,550

Robert Cohan(5)	2010	$6,000	$-	$-		$-	$-	$6,000

(1)           Mr. Hensman was appointed to Aspen’s board of directors in September 2006.  In January 2008 Mr. Hensman was appointed to serve as Aspen’s chief financial officer and served in that capacity until July 27, 2010.  The table above solely reflects compensation paid to Mr. Hensman during fiscal 2010 in his capacity as a director.  In addition to the directors’ fees that he received during fiscal 2010, Mr. Hensman received $3,360, in fees for services provided in his capacity as Aspen’s chief financial officer.

(2)            On February 15, 2010, Mr. Hensman was granted an option to purchase 75,000 shares of Aspen’s common stock at an exercise price of $0.4125 per share. These options expire on February 15, 2015.  On July 27, 2010 this option was deemed vested in full as the Board of Directors determined that Aspen met the vesting criteria.

(3)           Mr. Imperato was appointed to Aspen’s board of directors in December 2008, and served on the Board until his resignation on July 27, 2010. The table above solely reflects compensation paid to Mr. Imperato during fiscal 2010 in his capacity as a director.  In addition to the directors’ fees that he received, during its fiscal 2010, Aspen paid Mr. Imperato $14,625 in consulting fees.

(4)           On February 15, 2010, Mr. Imperato was granted an option to purchase 75,000 shares of Aspen’s common stock at an exercise price of $0.4125 per share.  On July 27, 2010, this option was deemed vested in full as the Board of Directors determined that Aspen met the vesting criteria.

(5)           On November 18, 2009 Mr. Cohan resigned from Aspen’s Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management

As of September 10, 2010 the Company had 21,778,866 shares of its common stock issued and outstanding.  The following table sets forth the beneficial ownership of the Company’s common stock as of September 10, 2010 by each person who serves as a director and/or an executive officer of Aspen on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

Michael D. Herman 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	Chief Executive Officer and Director	13,344,720 (2)	60%

R.V. Bailey 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	Director	1,426,336 (3)	6.4%

Kevan B. Hensman 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	Director	128,120 (4)	*

Gerard Laheney 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	Director	200,000 (5)	*

Rick D. Kasch 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	Chief Financial Officer, Executive Vice President, and Treasurer	1,551,924 (6)	7.9%

Bob Maughmer 830 Tenderfoot Hill Rd. Suite 310 Colorado Springs, CO 80906	President and Chief Operating Officer	333,333 (7)	1.5%

All current directors, executive officers and named executive officers as a group (6 persons)		16,984,433	75%

(1)	Calculated in accordance with 1934 Act Rule 13d-3.

(2)	Consists of:

(i)	277,400 shares of Company common stock owned by an affiliate of Mr. Herman (Hermanco, LLC);
(ii)	6,533,660 shares acquired by Mr. Herman at the closing of the Merger Transaction; and
(iii)	6,533,660 shares held by Mr. Herman’s spouse and that were acquired at the closing of the Merger Transaction.

(3)	Consists of
(i)	1,241,776 shares of stock held of record in the name of R. V. Bailey,
(ii)	16,320 shares of record in the name of Mieko Nakamura Bailey, his spouse;
(iii)	32,000 shares of common stock issued to the Aspen Exploration Profit Sharing Plan for the benefit of R. V. Bailey as a corporation contribution to Mr. Bailey’s 401(k) account;
(iv)	stock options to purchase 36,420 shares of common stock at $2.14 per share; and
(v)	stock options to purchase 100,000 shares of common stock at $0.4125 per share that vested on July 27, 2010.

(4)	Consists of:
(i)	options to acquire 10,000 shares of common stock at $3.70 per share that are exercisable through September 11, 2011;
(ii)	options to acquire 18,120 shares of common stock that are exercisable at $2.14 per share;
(iii)	options to acquire 75,000 shares of common stock at $0.415 per share that vested on July 27, 2010; and
(iv)	options to acquire 25,000 options that were granted on July 27, 2010 and are exercisable for a five year term.

(5)	Consists of options to acquire 200,000 shares of common stock that were granted on July 27, 2010 and are exercisable for a five-year term.

(6)	Consists of
(i)	1,451,924 shares acquired upon the closing of the Merger Transaction;
(ii)	Options to acquire 100,000 shares of common stock granted on July 27, 2010 and that are exercisable for a five-year term at $0.49 per share.

The unvested portion of the stock option granted to Mr. Kasch on July 27, 2010 (being an option to acquire 200,000 shares) is not included in Mr. Kasch’s beneficial ownership reported in the beneficial ownership table.

(7)	Consists of options to acquire 333,333 shares of Company common stock granted on August 23, 2010 and that are exercisable for a five year term at $0.49 per share.

The unvested portion of the stock option granted to Mr. Maughmer on August 23, 2010 (being an option to acquire 666,667 shares) is not included in Mr. Maughmer’s beneficial ownership reported in the beneficial ownership table.

Security Ownership of Certain Beneficial Owners

As of September 10, 2010, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who does not serve as an executive officer or director of the Company, except for Mr. Herman’s spouse whose shares are included in Mr. Herman’s beneficial ownership reported in the table above.

Employee/Director Hedging Is Not Permitted.

Section 14(j) of the 1934 Act requires each issuer to disclose whether any employee or member of the board of directors, or any designee of any employee or board member, is permitted to purchase hedges – that is, financial instruments that are designed to hedge or offset against any decrease in the market price for the issuer’s securities.  On July 27, 2010, the Board of Directors adopted the Company’s “Code of Business Conduct and Ethics and Whistleblower Policy” which provides that the “Board of Directors has concluded that it is inappropriate for employees or members of the board of directors, or any designee of such persons, to purchase hedges” involving the Company’s securities.

Change in Control Arrangements

As of September 10, 2010, there are no arrangements that would result in a change in control of the Company except to the extent that Mr. Herman has personally guaranteed substantially all of Dillco’s indebtedness (which indebtedness Aspen has also guaranteed).  In addition, Mr. Herman has significant personal indebtedness with Great Western Bank, the principal lender to Dillco.  Mr. Herman has granted Great Western Bank a blanket lien on his personal assets.  Therefore, should Mr. Herman default on his personal indebtedness to the Great Western Bank, the bank may institute a collection action which could result in the transfer of Mr. Herman’s interest in the Company to Great Western Bank – which transfer would result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plans in the form required by Item 201(d) of Regulation SK.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The following sets out information regarding transactions between the Company (including Aspen and DHW) and its officers, directors and significant shareholders since January 1, 2009.

Employment Agreements

See Item 11 - Executive Compensation of this Form 10-K for a discussion of the employment agreements between the Company and each of Messrs. Bailey, Herman, Kasch and Maughmer.

Consulting Fees and Other Compensation Arrangements

Mr. Imperato.  Mr. Imperato is a self-employed geologist in the oil and natural gas exploration industry and has served as a consultant to Aspen on an on-going basis.  Mr. Imperato served on Aspen’s Board of Directors from December 9, 2008 through July 27, 2010.  In the past Aspen paid Mr. Imperato consulting fees, and paid such fees during Aspen’s 2010 fiscal year.  These fees, paid at the rate of $93.75 per hour during our 2009 and 2010 fiscal years, amounted to $86,625 and $14,625 respectively.

Mr. Imperato entered into an agreement with Brian Wolf Oil & Natural Gas Properties (“Wolf”), which was engaged by Aspen to assemble and operate Aspen’s data room and to assist in the sale of its properties.  The agreement between Aspen and Wolf required Wolf be paid 3% of the gross purchase price for the properties, and as a result, Aspen paid Wolf $671,733.57.  Wolf had agreed to share a portion of this commission with Mr. Imperato, and as a result paid Mr. Imperato $331,134.  Mr. Imperato disclosed this compensation arrangement to Aspen prior to his appointment to the Board of Directors, and it had been negotiated between Wolf and Mr. Imperato several months before Mr. Imperato was appointed as a director.

Mr. Hensman.  Mr. Hensman assumed the role of Aspen’s chief financial officer in January 2008.  In that role, he was paid consulting fees at $70 per hour.  In addition to the director’s fees that he received during fiscal 2009 and 2010, Mr. Hensman received $9,250 and $3,360, respectively, in fees for services he provided in his capacity as chief financial officer.

DHW -  Loan Transactions

1.     On November 21, 2009 Mr. Herman loaned $500,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note”).  The Heat Waves Note accrues interest at 3% per annum and is due in full by December 31, 2018.  As part of loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank.  Interest is to be paid annually in arrears but due to the subordination, interest is being accrued and as of June 30, 2010 accrued interest was $8,750.

2.      On March 31, 2010, Mr. Herman loaned an additional $1,200,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note II”).  The Heat Waves Note II accrues interest at 3% per annum and is due in full by December 31, 2018.  As part of the loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank.  Interest is to be paid annually in arrears but due to the subordination, interest is being accrued and as of June 30, 2010 accrued interest was $9,000.

3.      On July 27, 2010, Enservco became the guarantor of DHW indebtedness to Great Western Bank.  Because of certain cross-default provisions, a default by Mr. Herman as to his personal indebtedness to Great Western Bank could result in a default by Dillco in its indebtedness even though at the time Dillco was in compliance with all of its covenants.

Asset Transfer and Sales; Membership Interest Transfer and Sales

1.           On December 31, 2009, HNR sold certain assets to ELLC for $1,065,623.  These assets included land, buildings, vehicles, equipment, and machinery used by Dillco as part of its business operations. The purchase price was based on an independent appraisal performed in December 2009.  At the time of this transaction 100% of the membership interests of HNR were owned by Mr. Herman and his family members and the membership interests of ELLC were held by Mr. Herman (90%) and Mr. Kasch (10%).

2.           On December 31, 2009, Mr. Herman transferred and assigned his membership interest in Real GC to Heat Waves in consideration for $174,382.  This price was determined based on the parties’ estimate of the fair value of Real GC and the real property that it owns in Garden City, Kansas where an acid dock owned and utilized by Heat Waves is located.  At the time of the transaction Mr. Herman was the sole member of Real GC, ELLC was the sole member of Heat Waves, and the membership interests of ELLC were held by Mr. Herman (90%) and Mr. Kasch (10%).

3.           On December 31, 2009, ELLC and Dillco itself entered into a Transfer and Contribution Agreement whereby ELLC transferred, contributed, and conveyed all of its rights and interests in:

▪          The assets it acquired from HNR on December 31, 2009 for $1,065,623.

▪          Its rights and interests (100%) in the membership interests in both Heat Waves andTrinidad Housing.

Trinidad Housing owns housing units in Trinidad, Colorado that at times are utilized by certain Dillco employees.   At the time of the transaction ELLC owned 100% of the outstanding stock of Dillco itself and was the sole member of Trinidad Housing.   Further, the membership interests of ELLC were held at that time by Mr. Herman (90%) and Mr. Kasch (10%).

4.           On March 1, 2010, Messrs. Herman and Kasch contributed their membership interests in HES to ELLC.  HES owns certain assets that it previously leased to Heat Waves including a disposal well, trucks and construction equipment.  At the time of the transaction Mr. Herman held a 95% membership interest in HES and Mr. Kasch a 5% membership interest.  Further, the membership interests of ELLC were held by Mr. Herman (90%) and Rick Kasch (10%).   ELLC then contributed the HES membership interest to Dillco itself which in turn transferred the interest to Heat Waves.  As a result, Heat Waves owns a 100% membership interest in HES.

5.           On March 15, 2010, Mr. Herman sold a disposal well located in Oklahoma to HES in consideration for $100,000.  Payment of the purchase price (which was dueon or before September 15, 2010) was made on August 11, 2010.

Director Independence

As of September 10, 2010, Aspen’s Board of Directors consists of Messrs. Herman, Bailey, Hensman, and Laheney.   The Company utilizes the definition of “independent” as it is set forth in Section 803A of the NYSE Amex Company Guide.  Further, the board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships).  Currently, only Mr. Laheney is considered an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Fees.

Eide Bailly LLP (“Eide Bailly”) billed Aspen aggregate fees for audit services in the amount of approximately $55,541 for the fiscal year ended June 30, 2009 and approximately $16,060 for the fiscal year ended June 30, 2010.  These amounts were billed for professional services that Eide Bailly LLP provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Effective July 27, 2010 Ehrhardt Keefe Steiner & Hottman PC (EKS&H) was appointed as the Company’s independent accounting firm.  It is expected that EKS&H will bill the Company (i.e. Aspen) aggregate fees for audit services in the amount of approximately $16,500 for the fiscal year ended June 30, 2010. EKS&H conducted the audit of Aspen’s financial statements for the year ended June 30, 2010.

Audit-Related Fees.

Eide Bailly billed us aggregate fees in the amount of $0 for the fiscal year ended June 30, 2009 and 2010, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

It is expected that EKS&H will bill Aspen aggregate fees in the amount of $0 for the fiscal year ended June 30, 2010, for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

           Tax Fees.

Eide Bailly billed us aggregate fees in the amount of approximately $7,640 for the fiscal year ended June 30, 2009, for tax compliance services, and $0 for the fiscal year ended June 30, 2010 for tax compliance services.

It is expected that EKS&H will bill Aspen aggregate fees in the amount of $0 for the fiscal year ended June 30, 2010, for tax compliance services.

All Other Fees.

Eide Bailly billed us aggregate fees in the amount of $0 for the fiscal years ended June 30, 2009 and 2010, for other fees.

It is expected that EKS&H will bill Aspen aggregate fees in the amount of $0 for the fiscal year ended June 30, 2010, for other fees.

Audit Committee’s Pre-Approval Practice.

Inasmuch as the Company does not have an audit committee, the Company’s board of directors performs the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The board of directors has adopted resolutions that provide that the board must:

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the 1934 Act.

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the 1934 Act that the auditors propose to provide to us or any of its subsidiaries.

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved Eide Bailly, LP performing our audit and tax services for the 2009 fiscal year and approved EKS&H performing our audit for the 2010 fiscal year

	Eide Bailly, LLP		EKS&H
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2010	2009	2010	2009

Audit fees	100%	83%	100%	0%
Audit-related fees	0%	0%	0%	0%
Tax fees	0%	17%	0%	0%
All other fees	0%	0%	0%	0%

PART IV.

ITEM 15.  EXHIBITS

(a)	Enservco LLC and Subsidiaries Consolidated Financial Statements

Filed herewith are audited consolidated financial statements of Enservco LLC, and Subsidiaries for the fiscal years ended December 31, 2009 and 2008 and the unaudited consolidated balance sheet of Enservco LLC, and Subsidiaries as of June 30, 2010 and related consolidated statements of operations and cash flows for the six months ended June 30, 2010 and 2009.

(b)	Selected Unaudited Pro Forma Consolidated Financial Data

Filed herewith is the unaudited pro forma financial information of Enservco LLC, and Subsidiaries.

(d)	Exhibits

Exhibit No.	Title

2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010 (1)
3.01	Restated Certificate of Incorporation of Aspen Exploration Corporation. (2)
3.02	Amended and Restated Bylaws. (8)
10.01	Purchase and Sale Agreement among Aspen Exploration Corporation, Venoco, Inc., and certain other persons listed in the Annexes thereto dated February 18, 2009. (3)
10.02	Form of Joinder Agreements (Indirect) (3)
10.03	Form of Joinder Agreements (Joint Seller) (3)
10.04	Agreement of Purchase and Sale among Aspen Exploration Corporation, Nautilus Poplar,
LLC and Hunter Energy LLC dated February 24, 2009. (4)
10.05	Employment Agreement between Aspen Exploration Corporation and Michael D. Herman. (8)
10.06	Employment Agreement between Aspen Exploration Corporation and Rick Kasch. (8)
10.07	Option Agreement between Aspen Exploration Corporation and Kevan B. Hensman. (6)
10.08	Aspen Exploration Corporation 2008 Equity Plan. (6)
10.09	Aspen Exploration Corporation 2010 Stock Incentive Plan. (8)
10.10	Business Loan Agreement with Great Western Bank. (8)
10.11	Business Loan Agreement with Great Western Bank. (8)
10.12	Form of Indemnity Agreement. (8)
10.13	Employment Agreement between Aspen Exploration Corporation and Bob Maughmer. (9)
14.1	Aspen Exploration Code of Business Conduct and Ethics Whistleblower Policy. (8)
16.1	Letter of Gordon, Hughes, & Banks, LLP dated November 3, 2008, regarding the change in certifying accountant. (7)

16.2	Letter of Eide Bailly LLP dated July 27, 2010, regarding the change in certifying accountant. (8)
16.3	Letter of Stockman Kast Ryan & Co. dated July 20, 2010, regarding the change in certifying accountant. (8)
21.1	Subsidiaries of Aspen Exploration Corporation. (8)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (Chief Executive
Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial
Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
99.1	Financial Statements of Enservco LLC and Subsidiaries. Filed herewith.

(1)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.

(2)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB for the year ended June 30, 2007 and filed on September 28, 2007.

(3)	Incorporated by reference from Aspen Current Report on Form 8-K dated February 18, 2009 and filed on February 19, 2009.

(4)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated February 25, 2009 and filed on March 3, 2009.

(5)	Incorporated by reference from Aspen’s Annual Report on Form 10-KSB dated June 30, 2006, filed on October 12, 2006.

(6)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated February 27, 2008, filed on March 10, 2008.

(7)	Incorporated by reference from Aspen’s current report on Form 8-K dated November 3, 2008 and filed on July 25, 2009.

(8)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated July 27, 2010 and filed on July 28, 2010.

(9)	Incorporated by reference from Aspen’s Current Report on Form 8-K dated September 6, 2010 and filed on September 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2010

ASPEN EXPLORATION CORPORATION,
a Delaware Corporation

Date	By:	/s/ Michael D. Herman
Principal Executive Officer

/s/ Rick D. Kasch
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

September 27, 2010	Michael D. Herman	/s/ Michael D. Herman
Chief Executive Officer, and
Chairman of the Board

September 27, 2010	R.V. Bailey	/s/ R.V. Bailey
Director

September 27, 2010	Kevan B. Hensman	/s/ Kevan B. Hensman
Director

September 27, 2010	Gerard Laheney	/s/ Gerard Laheney
Director

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	78-79

Financial Statements as of June 30, 2010 and June 30, 2009:

Consolidated Balance Sheets	80-81

Consolidated Statements of Operations	82

Consolidated Statement of Stockholders’ Equity	83

Consolidated Statements of Cash Flows	84

Notes to Consolidated Financial Statements	85-97

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Aspen Exploration Corporation and Subsidiary (the “Company”) as of June 30, 2010, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
September 27, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Aspen Exploration Corporation and Subsidiary
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Aspen Exploration Corporation and Subsidiary (“Aspen”) as of June 30, 2009, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of Aspen’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Aspen is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Aspen’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspen Exploration Corporation and Subsidiary as of June 30, 2009, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
September 24, 2009

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30,	June 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$3,017,002	$10,478,774
Marketable securities	226,279	228,319
Account and trade receivables	-	602,270
Income tax receivable	266,156	-
Deferred income taxes, net	55,000	29,000
Other current assets	30,088	289,429

Total current assets	3,594,525	11,627,792

Property and equipment
Support equipment	18,581	96,560
Accumulated depreciation	(18,157)	(29,933)

Net property and equipment	424	66,627

Total assets	$3,594,949	$11,694,419

 (Statement Continues)

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Continued)
JUNE 30, 2010 AND 2009

	June 30,	June 30,
	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$80,405	$1,398,863
Income taxes payable	-	924,985

Total current liabilities	80,405	2,323,848

Stockholders’ equity:
Common Stock. $.005 par value
Authorized: 50,000,000 shares
Issued and outstanding: At June 30, 2010,
And June 30, 2009, 7,259,622	36,298	36,298
Capital in excess of par value	4,554,934	7,676,458
Accumulated other comprehensive (loss)	(521,464)	(520,186)
Retained earnings	(555,224)	2,178,001

Total stockholders’ equity	3,514,544	9,370,571

Total liabilities and stockholders’ equity	$3,594,949	$11,694,419

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Year Ended
	June 30,
	2010	2009
Operating expenses:
Selling, general and administrative	$780,924	$688,365
Depreciation expense	2,808	-

	783,732	688,365

Operating loss	(783,732)	(688,365)

Other income (expenses)
Interest and other income	32,383	24,127
Interest and other (expenses)	(6,550)	(30,309)
Gain on sale of marketable securities	-	12,049
(Loss) on sale of equipment	-	(459)

Total other income (expenses)	25,833	5,408

Loss from continuing operations
before income taxes	(757,899)	(682,957)

Income tax benefit	253,215	287,324

(Loss) from continuing operations	(504,684)	(395,633)

Discontinued operations
Income (loss) from discontinued operations
(net of applicable income taxes of $0 and $1.35 million)	-	(2,180,988)

Loss on disposal of oil & gas operations
(net of applicable income taxes of $22,000 and $322,000)	(50,540)	483,733

Net (loss)	$(555,224)	$(2,092,888)

Basic net (loss) per share	$(0.08)	$(0.29)

Weighted average number of common shares outstanding
used to calculate basic net (loss) per share	7,259,622	7,259,622

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock				Accumulated
					Other
				Retained	Comprehensive	Total
	Shares	Par Value	APIC	Earnings	(Loss)	Equity

Balances at July 1, 2008	7,259,622	$36,298	$7,676,458	$4,270,889	$(281,849)	$11,701,796

Unrealized (loss) on marketable securities
(net of income tax of $156,948)	-	-	-	-	(238,337)	(238,337)
Net (loss)	-	-	-	(2,092,888)	-	(2,092,888)

Balances at July 1, 2009	7,259,622	$36,298	$7,676,458	$2,178,001	$(520,186)	$9,370,571

Unrealized loss on marketable securities
(net of income tax of $757)					(1,278)	(1,278)
Dividends paid	-	-	(3,121,524)	(2,178,001)	-	(5,299,525)
Net (loss)	-	-	-	(555,224)	-	(555,224)

Balances at June 30, 2010	7,259,622	$36,298	$4,554,934	$(555,224)	$(521,464)	$3,514,544

See accompanying notes to these consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Year Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net (loss)	$(555,224)	$(2,092,888)
Adjustments to reconcile net (loss) to net cash provided
by (used in) operating activities:
Accretion and depreciation, depletion, and amortization	2,808	1,522,661
Impairment of oil and gas properties	-	3,550,000
Deferred income taxes	(25,238)	(2,394,953)
Gain on conveyances of property		(805,733)
Realized (gain) on marketable securities	-	(12,049)
Loss on sale of equipment	53,094	24,241
Changes in assets and liabilities:
Decrease in current assets other than cash, cash
equivalents, and short-term marketable securities	595,455	1,639,316
(Decrease) in current liabilities other than notes payable
and asset retirement obligation	(2,243,443)	(1,283,121)

Net Cash (Used in) Provided by Operating Activities	(2,172,548)	147,474

Cash Flows from Investing Activities:
Sale of oil and gas properties	-	9,006,846
Additions to oil and gas property	-	(234,479)
Sales of marketable securities	-	322,165
Sale of property and equipment	10,301	10,875

Net Cash Provided by Investing Activities	10,301	9,105,407

Cash Flows from Financing Activities:
Payment of long-term debt	-	(369,257)
Payment of cash dividends	(5,299,525)	-

Net Cash (Used in) Financing Activities	(5,299,525)	(369,257)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,461,772)	8,883,624

Cash and Cash Equivalents, beginning of period	10,478,774	1,595,150

Cash and Cash Equivalents, end of period	$3,017,002	$10,478,774

Supplemental disclosures of cash flow information:
Interest paid	$6,550	$36,255

Income taxes paid	$1,020,000	$140,000

Supplemental non-cash activity
Decrease in fair value of marketable securities
(net of income tax benefit of $757 and $187,520, respectively)	$(1,278)	$(281,297)

Note payable relieved on sale of oil & gas properties	$-	$222,410

Increase (decrease) in asset retirement obligation	$-	$(732,355)

AR/AP (assumed) relieved in sale of oil and gas properties	$-	$(771,460)

See accompanying notes to these consolidated financial statements.

ASPEN EXPLORATION CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aspen Exploration Corporation (“Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the purpose of acquiring, exploring and developing oil and gas and other mineral properties.  During its 2009 fiscal year, the Aspen was engaged primarily in the exploration and development of oil and gas properties in California and had a significant working interest in oil wells in the Poplar Field of northern Montana. As of June 30, 2009, Aspen discontinued all oil and gas exploration and production activities, and disposed of all significant oil and gas related assets.

On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Dillco Fluid Service, Inc. (“Dillco”).  Pursuant to the Merger Agreement, on July 27, 2010 Dillco merged with Aspen Newco Inc. (“Newco”) with Dillco being the surviving entity of that transaction (the “Merger Transaction”).  Newco was a wholly owned subsidiary of Aspen and was formed solely to effect the transaction described in the Agreement.   As a result of the Merger Transaction, Dillco became a wholly owned subsidiary of Aspen.

In the Merger Transaction each share of Dillco common stock that was issued and outstanding at the closing of the Merger Transaction was converted into the right to receive restricted shares of Aspen’s common stock.  In total Aspen issued 14,519,244 shares of its restricted common stock to effect the Merger Transaction.

Since July 27, 2010 Aspen has focused its business operations primarily on those business operations conducted by Dillco and its related entities.

Oil and Gas Exploration and Development.   Prior to July 1, 2009, the major emphasis of Aspen’s activities had been participation in the oil and gas segment acquiring interests in producing oil or gas properties and participating in drilling operations.   Aspen’s primary area of interest was in the state of California where Aspen acquired a number of interests in oil and gas properties, although we also held a non-operating working interest in approximately 37 oil wells in the East Poplar Field, Roosevelt County, Montana.  The Montana properties contributed only nominally (if at all) to our positive cash flow and profitability, and during much of the latter half of calendar 2008 resulted in operating losses.  Effective January 1, 2009, Aspen sold its entire interest in these Montana oil properties to the other participants in the Poplar Field.

On June 30, 2009, effective as of December 1, 2008, Aspen completed the sale of its California properties to Venoco, Inc. (“Venoco”).  As a result of the sale of the California properties to Venoco, and the earlier sale of our Montana properties, we are no longer (and since July 1, 2009, have not been) engaged in the oil and gas business or any other business operations.

On November 2, 2009, Aspen declared a cash dividend of $0.73 per share. The dividend was paid to stockholders of record on December 2, 2009 (in an aggregate amount of approximately $5.3 million). The distribution followed the final settlement of the sale of Aspen’s California oil and gas assets to Venoco, at which time the parties made a number of immaterial adjustments to the purchase price paid at the June 30, 2009 closing and made certain other payments that were not determined until after the closing. At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of Aspen’s significant accounting policies follows:

Consolidated Financial Statements

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

Management's Use of Estimates

Accounting principles generally accepted in the United States of America require certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses to be made.  Actual results could differ from those estimates.  Aspen’s significant estimates include depreciation and income taxes.

The mining and oil and gas industries are subject, by their nature, to environmental hazards and cleanup costs for which Aspen carries catastrophe insurance.  At this time, there is no known substantial costs from environmental accidents or events for which Aspen may be currently liable.

Discontinued Operations:

Aspen has accounted for the disposition of its oil and gas assets in accordance ASC Topic 205 and has reclassified its consolidated statements of operations for the years ended June 30, 2010 and 2009 to reflect its discontinued oil and gas operations sold during fiscal 2009.

Fair Value of Financial Instruments

Effective July 1, 2008, Aspen adopted FASB’s authoritative guidance provided in ASC Topic 820 for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The guidance also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under the guidance are described below:

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

Level 3 — Unobservable inputs reflecting Aspen’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Aspen’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade receivables, and accounts payable. The fair values of cash and cash equivalents, trade receivables, and accounts payable approximate their carrying values due to the short-term nature of these instruments.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Debt and Equity Securities

Aspen classifies all investments as available-for-sale securities in accordance with ASC Topic 320.  Changes in the fair value of the securities are reported as a separate component of stockholders’ equity until realized.

Oil and Gas Properties

On May 22, 2009, Aspen’s shareholders approved the sale of Aspen’s California oil and gas properties and assets to Venoco upon the terms described in the Purchase and Sale Agreement as signed by the parties and as filed with the Securities and Exchange Commission.  The sale was closed on June 30, 2009, but the effective date of the sale was December 1, 2008.  The final settlement of that sale occurred in November 2009.  At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

Through June 30, 2009, all capitalized costs were depleted on a composite units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Aspen. Depletion and amortization expense was $0 million and $1.5 million for the years ended June 30, 2010 and 2009, respectively.  Depletion expense per equivalent unit of production (MCFe) was $0 and $3.54 for 2010 and 2009, respectively.

The capitalized costs in the full cost pool were subject to a quarterly ceiling test that limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent plus the lower of cost or market value of unproved properties less any associated tax effects.  When such capitalized costs exceeded the ceiling, Aspen recorded a write-down to the extent of such excess as a non-cash charge to earnings.  Such write-downs reduced earnings in the period of occurrence and result in lower depreciation and depletion in future periods.  A write-down may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the ceiling.  During its fiscal year 2009, Aspen recognized a write-down of $3.55 million to the full cost pool. These write-downs were primarily due to the declining prices received for natural gas and increased production costs.

Property and Equipment

Depreciation and amortization of property and equipment are expensed in amounts sufficient to relate the expiring costs of depreciable assets to operations over estimated service lives, principally using the straight-line method.  Estimated service lives range from three to eight years.  When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.  Depreciation expense was $2,808 and $11,061 for the years ended June 30, 2010 and 2009, respectively.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. We do not have any off-balance-sheet credit exposure related to our customers. We assess credit risk and allowance for doubtful accounts on a customer specific basis. Aspen’s policy is not to grant long-term credit to customers, and to deal only with customers well-known in the oil and gas industry and with sufficient financial capability to meet its obligations.  Through June 30, 2009, except for immaterial amounts, all of our production was sold to 3 customers.  As of June 30, 2010 and 2009, we do not have an allowance for doubtful accounts.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Aspen uses the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate in effect at that time.  ASC Topic 740 requires that amounts recognized in the Balance Sheet related to uncertain tax positions be classified as a current or noncurrent liability, based upon the expected timing of the payment to a taxing authority. Aspen had no material uncertain tax positions as of June 30, 2010 or 2009.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate.  Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the ability to generate taxable income within the carryforward period. Aspen estimates approximately $734,000 in net operating losses (NOLs) at June 30, 2010. The available Federal NOL is expected to be utilized by carrying the losses back to the 2009 tax year, which will result in a refund of approximately $250,000.

Equity-Based Compensation

The Company Accounts for equity-based compensation arrangements in accordance with ASC Topic 718 and recognizes  the grant date fair value of stock options issued in the statement of income.  Expense is recognized over the period in which the options vest.

No compensation expense related to our equity compensation plans was recognized in the years ended June 30, 2010 or 2009, although 350,000 options were issued to various employees and consultants on February 15, 2010.  These options vested upon the completion of the Merger Transaction (subsequent to the fiscal year end June 30, 2010).  See Note 3.

Recently Issued Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 “Improving Disclosures about Fair Value Measurements.”   The ASU amends previously issued authoritative guidance and requires new disclosures and clarifies existing disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  As this requires only additional disclosures, the guidance will have no impact on the Company’s financial position or results of operations.

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss for the years ending June 30, 2010 and 2009, consists of unrealized losses on available-for-sale securities. Changes in accumulated other comprehensive loss for the periods presented, are as follows:

	2010	2009

Accumulated other comprehensive loss, July 1	$(520,186)	$(281,849)
Unrealized gains (losses) on available-for-sale securities, net	(1,278)	(235,436)
Less: reclassification adjustment for gains realized in net income	-	(2,901)

Accumulated other comprehensive loss, June 30	$(521,464)	$(520,186)

NOTE 2 – ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

Condensed statements of comprehensive income (loss) for the years ended June 30, 2010 and 2009 are as follows:

	Year Ended
	June 30,
	2010	2009

Net income (loss)	$(555,224)	$(2,092,888)
Unrealized gains (losses) on available-for-sale securities,
net of income tax of ($757) and ($156,948), respectively.	(1,279)	(238,337)

Other Comprehensive Income (loss)	$(556,503)	$(2,331,225)

NOTE 3 – EQUITY COMPENSATION PLANS

Stock Options

Our officers and directors are eligible to be granted options.  Through its fiscal year ended June 30, 2009 Aspen only had one equity compensation plan, the “2008 Equity Plan.”  An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan.  The fair value of each option grant, as opposed to its exercise price, is estimated on the date of grant using the Black-Scholes option-pricing model. The options issued under the 2008 Equity Plan were valued using with the following weighted average assumptions: no dividend yield, expected volatility of 58%, risk free interest rate of 2.25% and expected term of 3.3 years.  Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term.  Expected pre-vesting forfeitures were assumed to be zero.  The expected option term was calculated using the “simplified” method.

Pursuant to the 2008 Equity Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain Aspen employees and consultants. The options were granted to persons who have remained with Aspen and have provided (and are expected to continue to provide) valuable services to Aspen, and to help align interests of the recipients with those of Aspen and its stockholders.

In total, Aspen granted options to acquire 350,000 shares of its common stock.

The options granted to each of the officers and directors (and to each of the other option recipients) have an exercise price equal to $0.4125, which was equal to 125% of the closing price of Aspen’s common stock on February 17, 2010 (the business day after the day Aspen filed its Form 10-Q for the quarter ended December 31, 2009). Each of the options expires on February 15, 2015. All of the options granted only vest upon a “change of control” (which term is defined in each recipient’s option agreement), and then only if Aspen has working capital of at least $3,000,000 on the date of the change of control event. Further, unless a given option recipient is terminated for cause the options will not expire following the termination of each recipient’s relationship (whether an employee, consultant or director) with Aspen. The likelihood of a change of control event occurring could not be determined as of June 30, 2010, and therefore, no compensation expense related to this arrangement had been recorded in the financial statements for the period ended June 30, 2010.

NOTE 3 – EQUITY COMPENSATION PLANS (Continued)

The following information summarizes information with respect to options granted under equity plans:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Outstanding at July 1, 2008	887,098	$2.17

Granted	-	-
Exercised	-	-
Forfeited or expired	(308,332)	1.89

Outstanding at June 30, 2009	578,766	$2.32	2.71	$(823,370)

Granted	350,000	0.41
Exercised	-	-
Forfeited or expired	(428,338)	1.29

Outstanding at June 30, 2010	500,428	$0.96	4.01	$(321,758)

Exercisable at June 30, 2009	320,431	$2.47	1.94	$(503,033)

Exercisable at June 30, 2010	150,428	$2.24	2.57	$(289,383)

No options were granted or exercised during the period ending June 30, 2009.  The grant-date fair value of options granted during the fiscal year 2010 was estimated at approximately $40,000.  These options vested upon the completion of the Merger Transaction (subsequent to the fiscal year end June 30, 2010) and will be recognized in the subsequent period.

A summary of the status of Aspen’s non-vested shares underlying the options outstanding as of June 30, 2010 and 2009, and changes during the years then ended are presented below:
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at July 1, 2008	516,667	$0.91

Granted	-	-
Vested	-	-
Forfeited	(258,329)	0.91

Nonvested at June 30, 2009	258,338	$0.91

Granted	350,000	0.41
Vested	-
Forfeited	(258,338)	0.91

Nonvested at June 30, 2010	350,000	$0.41

The remaining options outstanding are expected to vest due to performance conditions that were met subsequent to our fiscal year end.

NOTE 3 – EQUITY COMPENSATION PLANS (Continued)

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2010:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercisable	Number	Exercisable
Price	Outstanding	Life in Years (1)	Price	Exercisable	Price

3.70	10,000	1.20	3.70	10,000	3.70

2.14	140,428	2.67	2.14	140,428	2.14

0.41	350,000	4.63	0.41	-	-

	500,428	4.01	$0.96	150,428	$2.24

(1) The term of the option will be the earlier of the contractual life of the options or 90 days after the date the optionee is no longer an employee, consultant or director of Aspen.

NOTE 4 – INCOME TAXES

Aspen recorded deferred income tax assets of $55,000 and $35,000, and deferred income tax liabilities of approximately $0 and $6,000 as of June 30, 2010 and 2009, respectively.  Aspen paid Federal estimated income tax payments of $825,000 during the fiscal year. Additionally, Aspen paid state income tax of $192,000 to the state of California, and $3,000 to the state of Colorado.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Aspen had approximately $22,000 in State NOLs at June 30, 2010 expiring June 30, 2030. All available State NOLs are expected to be recognized in subsequent periods.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2010	2009
Deferred tax assets:
Unrealized loss on investments	$33,000	$35,000
State NOL carryforward	22,000	-
Equity based compensation	114,000	123,000
(Less: Valuation Allowance)	(114,000)	(123,000)

	55,000	35,000

Deferred tax (liabilities):
Property, plant, and equipment	-	(6,000)

	$55,000	$29,000

NOTE 4 – INCOME TAXES

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for the two years ended June 30 is as follows:

	2010	2009

Statutory federal income tax rate	34%	34%
Statutory state income tax rate, net of federal benefit	3%	5%
Permanent differences	-3%	0%
Change in effective rate	-1%	0%
Change in valuation allowance	1%	0%

Effective rate	34%	39%

The provision for income taxes consists of the following components:

	2010	2009

Current tax expense (benefit)
Federal	$(231,594)	$891,000
State	-	175,000

	(231,594)	1,066,000

Deferred tax expense/(benefit)
Federal	(8,000)	(2,060,324)
State	(22,621)	(444,000)

	(30,621)	(2,504,324)

Valuation Allowance
Federal	(400)	99,500
State	9,400	23,500

	9,000	123,000

Total	$(253,215)	$(1,315,324)

We file annual US federal income tax returns and have filed annual income tax returns for the states of Colorado, Montana, and California. Income taxing authorities have conducted no formal examinations of our past federal and state income tax returns and supporting records.

As of June 30, 2010, we remain subject to examination in the following major tax jurisdictions for the years indicated below:

Jurisdiction:	Tax Years Subject to Exam:

Federal	2007-2009
California	2006-2009
Colorado	2006-2009
Montana	2008-2009

NOTE 5 – DISCONTINUED OPERATIONS

Aspen has reclassified its consolidated statements of operations for the years ended June 30, 2010 and 2009 to reflect its discontinued oil and gas operations sold during fiscal 2009 (See Notes 7 and 8). This reclassification has no impact on Aspen’s net income or the net income per share. Condensed financial information of the results of oil and gas activities included in discontinued operations is as follows:

	Year Ended
	June 30,
	2010	2009

Oil and gas sales	$-	$2,760,603
Oil and gas production	-	(1,218,930)
Accretion, depreciation,
depletion and amortization	-	(1,522,661)
Impairment of full cost pool assets	-	(3,550,000)
Plus related income tax benefit	-	1,300,000

Income from discontinued operations	-	(2,230,988)

Loss on conveyance of property (Montana)		(2,157,000)
Loss on California asset sale	(72,540)	2,962,733
Less related income taxes	22,000	(322,000)

(Loss) Gain on disposal of oil & gas operations	(50,540)	483,733

(Loss) from Discontinued Operations	$(50,540)	$(1,747,255)

Basic net income (loss) per share	$(0.01)	$(0.24)

Diluted net income (loss) per share	$(0.01)	$(0.24)

Weighted average number of common shares outstanding
used to calculate basic net income (loss) per share :	7,259,622	7,259,622

NOTE 6 – FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Fair values of assets and liabilities measured on a recurring basis at June 30, 2010 and 2009 are as follows:

		Fair Value Measurements at Reporting Date Using:

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets/Liabilities	Inputs	Inputs
June 30, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$226,279	$226,279	$-	$-

Total Assets	$226,279	$226,279	$-	$-

June 30, 2009

Certificates of Deposit	$250,000	$-	$250,000	$-
Marketable Securities	228,319	228,319	-	-

Total Assets	$478,319	$228,319	$250,000	$-

NOTE 7 – OIL AND GAS ACTIVITIES

Results of Operations

Results of operations for oil and gas producing activities are as follows:

	Year Ended June 30,
	2010	2009

Revenues	$-	$2,760,603
Production costs	-	(1,218,930)
Depreciation, depletion and accretion	-	(1,522,661)

Results of operations (excluding corporate overhead and ceiling write-down)	$-	$19,012

NOTE 7 – OIL AND GAS ACTIVITIES (Continued)

Acquisition, Exploration and Development Costs
	2010	2009

Property acquisition costs net of divestiture proceeds	$-	$-
Exploration	-	234,479
Development	-	-

Total before asset retirement obligation	$-	$234,479

Total including asset retirement obligation:
Acquisitions	$-	$-
Exploration	-	234,479
Development	-	-

Total	$-	$234,479

Fees charged by Aspen to operate the properties totaled approximately $0 and $506,000 for the years ended 2010 and 2009, respectively, and are recorded as reductions to SG&A in the accompanying Statement of Operations.

Unaudited Oil and Gas Reserve Quantities

Aspen disposed of all producing oil and gas reserves during fiscal 2009.

NOTE 8 – ASSET DISPOSITIONS

Effective January 1, 2009, Aspen sold its entire interest in an oil property in the Poplar Field of Montana for approximately $1.2 million. The disposition of these assets was significant in relation to our full cost pool, and therefore, we were required to evaluate whether the transaction had significantly altered the relationship between our capitalized costs and proved reserves, which caused us to recognize a loss in our financial statements under the full cost pool accounting rules. Accordingly, our evaluation resulted in our recognition of a $2.157 million loss on conveyance during the year ended June 30, 2009.

Aspen agreed to sell its California oil and gas assets to Venoco, Inc. (“Venoco”). The transaction closed on June 30, 2009. Although the closing date of the sale was June 30, 2009, the agreement between the parties gave economic effect to the transaction as of December 1, 2008. All working interest owners (including Aspen) received revenues and were obligated for expenses on the assets sold to Venoco from the economic effective date of the transaction (December 1, 2008) through the date of closing. As a result, the total purchase price paid to Aspen for its interests in the various properties as of December 1, 2008 after adjustments for title defects, fees payable to the mineral broker, and the expense reimbursement to Aspen, was $7,600,563. When further adjusted for the monthly revenues and expenses that Aspen realized through the date of closing, Aspen’s net purchase price received was approximately $7,260,066 (before taxes). Aspen recognized a taxable gain on the sale of the California assets of approximately $4.7 million (approximately $2.96 million book gain).  The final settlement of that sale occurred in November 2009.  At the final settlement date Aspen received a net payment from Venoco, but was required to make various payments to third parties which ultimately resulted in a cash outflow from Aspen in an amount not considered to be material.

NOTE 9 – CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject Aspen to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and short-term investments. Aspen places cash and cash equivalents with high quality financial institutions in order to limit credit risk.

Cash equivalents are invested through a quality national brokerage firm and a major regional bank.  The cash equivalents consist of liquid short-term investments.  The Securities Investor Protection Corporation insures the Fund’s accounts at this brokerage firm and a commercial insurer up to the total amount held in the account.

NOTE 10 – MAJOR CUSTOMERS

Aspen derived in excess of 10% of revenue from our two major customers (30% and 63%, respectively) during its fiscal year ended June 30, 2009.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Contracts and Termination of Employment and Change in Control Arrangements

Effective May 1, 2003, and as amended September 21, 2004, Aspen entered into an employment agreement with R. V. Bailey (the “2003 Agreement”).  The pertinent provisions of the 2003 Agreement included an employment period ending May 1, 2009, and an annual salary of $60,000 per year from January 1, 2007, ending May 1, 2009. Effective January 1, 2009, and as amended July 21, 2009, Aspen entered into a new employment agreement with Mr. Bailey (the “2009 Agreement”) pursuant to which both parties agreed that the 2003 Agreement was terminated as of January 1, 2009.  The pertinent provisions of the 2009 Agreement included an employment period ending December 31, 2009 with a salary of $120,000 per year.   On multiple occasions during fiscal 2010 (and again in July 2010) Aspen agreed to extend the term of Mr. Bailey’s employment agreement, with the final of these extensions expiring on July 31, 2010. The 2009 Agreement provided that Mr. Bailey was eligible to participate in Aspen’s stock options and royalty interest programs.  During the term of the agreement, and in lieu of health insurance, Aspen paid Mr. Bailey a monthly allowance to cover such items as prescriptions, medical and dental coverage for him and his dependents and other expenses not covered in the agreement.  To the extent that Mr. Bailey did not provide documentation accounting for the expenditure of this amount for medical reimbursement purposes, it is treated as compensation to him.

Operating Leases

Through its 2010 fiscal year Aspen maintained office space in Denver, Colorado, our principal office.  The Denver office consists of approximately 1,108 square feet with an additional 750 square feet of basement storage.  During the 2010 Aspen paid  $1,261 per month pursuant to this lease.  The lease for the office space in Denver is scheduled to terminate on May 30, 2011, although subject to certain advance notice requirements it may be terminated earlier. Aspen previously maintained an office in Bakersfield, California pursuant to a lease that expired on September 30, 2009.  Rent expense for the years ended June 30, 2010 and 2009 was $17,704 and $26,790, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Aspen has adopted a Profit-Sharing 401(k) Plan, which took effect July 1, 1990.  All employees are eligible to participate in this Plan immediately upon being hired to work at least 1,000 hours per year and attained age 21. Aspen makes matching contributions equal to 50% of the participant’s elective deferrals. Those contributions totaled $20,000 and $25,125 for the years ended 2010 and 2009, respectively.  This plan is in the process of being terminated as of July 31, 2010.  The last employee deferrals and matching contributions were made in July 2010.

NOTE 13 – RELATED PARTY TRANSACTIONS

R. V. Bailey, who served as Aspen’s chief executive officer during the fiscal year ended June 30, 2010 and who currently serves on the Board of Directors had working and royalty interests in certain of the California oil and gas properties previously operated by Aspen.  Mr. Bailey paid for their proportionate working interest share of all costs to acquire, develop and operate these properties on the same terms as other unaffiliated participants.  Mr. Bailey also received royalty interest payments totaling $43,234 for the year ended June 30, 2009.  These royalties relate to the royalties assigned to employees as described above, and the royalties that were assigned in prior years.  At June 30, 2010, neither Aspen nor any of its employees held working interests in the California properties.

NOTE 14 – SUBSEQUENT EVENTS

Merger Transaction

On July 27, 2010 Aspen completed the Merger Transaction with Dillco whereby Dillco became a wholly owned subsidiary of Aspen.  To effect the Merger Transaction Aspen issued 14,519,244 shares of its restricted common stock.

2010 Option Plan

On July 27, 2010 the Company’s Board of Directors adopted the Aspen Exploration 2010 Stock Incentive Plan (the “2010 Plan”).  The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares.  From July 27, 2010 through September 10, 2010 options to acquire a total of 1,975,000 shares of Aspen common stock have been granted pursuant to the 2010 Plan.  A portion of these options are subject to vesting schedules.

Employment Agreements

On July 27, 2010 the Company entered into an employment agreement with Michael Herman (its current Chief Executive Officer) and Rick Kasch (its current Chief Financial Officer).   On September 6, 2010, the Company entered into an employment agreement with Mr. Bob Maughmer, its President and Chief Operating Officer.