Form 10-Q
period 2010-09-30
ASPEN EXPLORATION CORP
filed 2010-11-12
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

MARK ONE
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes  X No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes     No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common stock, $.005 par value	21,778,866

TABLE OF CONTENTS

Part I – Financial Information

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$905,858	$148,486
Accounts receivable, net	1,970,299	2,131,592
Prepaid expenses and other current assets	882,551	262,076
Inventories	328,698	309,927
Income taxes receivable	351,348	385,192
Deferred tax asset	62,715	82,435
Total current assets	4,501,469	3,319,708

Property and Equipment, net	14,414,949	16,452,812
Non-Competition Agreements, net	480,000	660,000
Goodwill	301,087	301,087
Other Assets	152,347	97,034

TOTAL ASSETS	$19,849,852	$20,830,641

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,487,378	$1,276,071
Line of credit borrowings	370,000	1,339,507
Current portion of long-term debt	2,397,077	1,132,412
Total current liabilities	4,254,455	3,747,990

Long-Term Liabilities
Related party payables	-	199,995
Subordinated debt – related party	1,700,000	500,000
Long-term debt, less current portion	8,215,642	10,692,516
Interest rate swaps	-	140,733
Deferred income taxes, net	1,099,349	2,468,984
Total long-term liabilities	11,014,991	14,002,228
Total liabilities	15,269,446	17,750,218

Commitments and Contingencies (Note 11)

Equity
Common stock. $.005 par value Authorized: 50,000,000 shares Issued and outstanding: 21,778,866 at September 30, 2010 and -0- at December 31, 2009	108,894	-
Additional paid-in-capital	5,440,142	-
Retained earnings	(1,005,798)	-
Accumulated other comprehensive loss – investment securities	37,168	-
Members’ equity		3,080,423
Total equity	4,580,406	3,080,423

TOTAL LIABILITIES AND EQUITY	$19,849,852	$20,830,641

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,406,290	$2,981,924	$12,626,500	$11,661,914

Cost of Revenue	2,960,385	3,030,517	10,102,887	10,353,931

Gross Profit	445,905	(48,593)	2,523,613	1,307,983

Operating Expenses
General and administrative expenses	1,031,883	457,237	1,878,011	884,479
Depreciation and amortization	993,977	907,694	2,918,670	3,390,861
Total operating expenses	2,025,860	1,364,931	4,796,681	4,275,340

Income (Loss) from Operations	(1,579,955)	(1,413,524)	(2,273,068)	(2,967,357)

Other (Expense) Income
Interest expense	(177,553)	(150,675)	(551,794)	(490,757)
Gain (loss) on disposals of equipment	(19,200)	3,906	(12,075)	12,602
Interest and other income	108,996	337	192,360	5,491
Total other (expense)	(87,757)	(146,432)	(371,509)	(472,664)

Income (Loss) Before Income Tax (Expense) Benefit	(1,667,712)	(1,559,956)	(2,644,577)	(3,440,021)

Income Tax (Expense) Benefit	661,913	116,887	962,374	572,961

Net Income (Loss)	$(1,005,799)	$(1,443,069)	$(1,682,203)	$(2,867,060)

Other Comprehensive Income (Loss)
Unrealized gains (losses) on investment securities, net of tax	37,168	-	(484,296)	-
Comprehensive Income (Loss)	$(968,631)	$(1,443,069)	$(2,166,499)	$(2,867,060)

Earnings per Common Share – Basic and Diluted Income (Loss) Per Common Share	$(0.05)	$(0.10)	$(0.10)	$(0.20)

Weighted average number of common shares outstanding (presented on an equivalent basis)	19,648,325	14,519,244	16,247,725	14,519,244

Proforma Information (presented for the nine months ended September 30, 2010 and 2009)
Proforma Revenues	$12,626,500	$11,661,914

Proforma Net Income (Loss)	$(2,085,040)	$(3,901,231)

Income (Loss) Per Common Share - Basic and Diluted	$(0.13)	$(0.18)

Weighted average number of common shares outstanding	16,247,725	21,778,866

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,005,799)	$(1,443,069)	$(1,682,203)	$(2,867,060)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	993,977	907,694	2,918,670	3,390,861
(Gain) loss on disposal of equipment	19,200	(3,906)	12,075	(12,602)
Deferred income taxes	(1,049,455)	(160,266)	(1,349,915)	(506,429)
Unrealized (gain) loss on derivatives	-	(47,224)	(140,733)	-
Stock-based compensation	292,596	-	292,596	-
Warrants issued in consideration to vendor	81,771	-	81,771	-
Changes in operating assets and liabilities
Accounts receivable	(337,328)	77,227	161,293	2,413,743
Income taxes receivable	33,844	43,379	33,844	(66,532)
Inventories	(63,392)	(25,765)	(18,771)	73,726
Other current assets	(242,066)	206,054	(620,475)	368,292
Accounts payable and accrued expenses	126,003	184,620	211,307	(211,506)
Net cash (used) provided in operating activities	(1,150,649)	(261,256)	(100,541)	2,582,493

INVESTING ACTIVITIES
Purchases of property and equipment	(687,673)	(144,639)	(1,268,007)	(1,243,080)
Proceeds from sales of equipment	-	3,906	555,125	12,602
(Decrease) increase in related party payables	(100,000)	-	(199,995)	-
Decrease (increase) in other assets	(98,993)	(176,682)	(55,313)	(303,236)
Unrealized (gain) loss on available-for-sale securities	(37,168)	-	(35,039)	-
Net cash used in investing activities	(923,834)	(317,415)	(1,003,229)	(1,533,714)

FINANCING ACTIVITIES
Net line of credit borrowings	(1,354,591)	(150,000)	(969,507)	(22,500)
Proceeds from issuance of long-term debt	226,902	-	11,026,902	1,070,000
Distributions to members	-	(30,000)	(569,712)	(130,778)
Contributions from members	74,336	735,148	87,756	605,089
Merger of Aspen Exploration and Dillco Fluid Services	3,324,814	-	3,324,814	-
Repayment of long-term debt	(217,497)	(502,386)	(11,039,111)	(3,102,939)
Net cash provided (used) in financing activities	2,053,964	52,762	1,861,142	(1,581,128)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,519)	(525,909)	757,372	(532,349)

Cash and Cash Equivalents, Beginning of Period	926,377	909,545	148,486	915,985

Cash and Cash Equivalents, End of Period	$905,858	$383,636	$905,858	$383,636

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

On July 27, 2010 Dillco Fluid Service, Inc. became a wholly owned subsidiary of Aspen Exploration Corporation (“Aspen”) (the “Merger Transaction”). At the time of the Merger Transaction Aspen was not engaged in active business operations whereas Dillco conducted operations both directly and through subsidiary entities.

The accompanying condensed consolidated financial statements have been derived from the accounting records of Aspen, Enservco LLC, Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HNR LLC, HES Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2009 and September 30, 2010 and the results of operations for the three and nine months ending September 30, 2010 and 2009.

It should be noted that certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

It should also be noted that the balance sheet as of December 31, 2009 does not include any assets or liabilities of Aspen since the Merger Transaction did not occur until July 27, 2010 and was accounted for as a reverse merger acquisition.  Further, because the Merger Transaction closed on July 27, 2010, the results of operations for the periods ending September 30, 2009 do not include those of Aspen until July 27, 2010.  Additionally, the results of operations for the three and nine month periods ending September 30, 2010 do not include those of  HNR as it was deconsolidated as of December 31, 2009.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Cash balances did not exceed the federally insured limit as of December 31, 2009 and September 30, 2010.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of December 31, 2009 and September 30, 2010 the Company has recorded an allowance for doubtful accounts of $201,371 and $182,255, respectively.

Inventory

Inventory consists primarily of diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment.  Property and equipment acquired pursuant to the acquisitions of Heat Waves, Dillco and certain of Hot Oil Express, Inc. (“Hot Oil Express”) assets (Note 3) are stated at the estimated fair value as of the date of acquisition based on independent appraisals less accumulated depreciation.  Property and equipment acquired since acquisition is stated at cost less accumulated depreciation.  The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life or expand the capacity of the assets.  Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during the periods ended December 31, 2009 and September 30, 2010.

Revenue Recognition

The Company recognizes revenue when services are provided and collection is reasonably assured.

Earnings Per Share

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

Concentrations

During the year ended December 31, 2009, the Company had accounts receivable from two customers - each comprising 13% of accounts receivable as of December 31, 2009.  Revenue from these two customers represented 5% and 3% of total revenues for the year ended December 31, 2009.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 4).  The Dillco non-competition agreement was written off in June 2009 upon the death of the contracted party.  Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.  No impairment charge was recorded during the periods ended December 31, 2009 and September 30, 2010.

Derivatives

The Company has historically used derivative financial instruments to mitigate interest rate risk associated with variable interest rate loans included in long-term debt.  The Company accounts for such activities as required by current accounting standards.  The current accounting standards require that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the Consolidated Balance Sheets as assets or liabilities.  The Company has had no hedges outstanding at or since June 30, 2010, but may enter into such derivative instruments in the future if circumstances warrant.

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

The Company may utilize derivative financial instruments which have not been designated as hedges even though they protect the Company from changes in interest rate fluctuations.  These instruments are marked to market with the resulting changes in fair value recorded in earnings.  During December 2009, as a result of modification of certain of the Company’s debt, the Company determined that the interest rate swaps no longer qualify as cash flow hedges, and, therefore, beginning in December 2009, the Company’s derivative instruments were marked to market through earnings.  See Note 8.

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

Income Taxes

Enservco LLC (which served as the holding company for the company’s various operating entities until July 2010) and its subsidiaries, with the exception of Dillco (which is a  C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes.  On January 1, 2010 Enservco LLC elected to be taxed as a corporation.  Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Aspen (the current parent (or holding) company for the Company’s operations and assets).

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

Effective January 1, 2009, the Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures.  Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of income.  The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

When accounting for uncertainty in income taxes for those entities electing to be treated as limited liability companies for income tax purposes, if taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the member rather than the Company.  Accordingly, there would be no effect on the Company’s financial statements.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2009.  The Company’s income tax returns for tax years subject to examination by tax authorities include 2005 and 2006 through the current period for state and federal tax reporting purposes, respectively.

Fair Value

Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis.  Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Options and Warrants

The Company adopted Accounting Standards Codification 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2010. The effect of this guidance is described in Note 12.

The Company adopted Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”) on January 1, 2010. The effect of this guidance is described in Note 13.

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 3 - Acquisition of Hot Oil Express, Inc. (“Hot Oil Express”) Assets

On June 30, 2008, Heat Waves acquired certain property and equipment from Hot Oil Express, a Utah-based company providing similar services as the Company for $2,400,000.  Concurrently, Heat Waves entered into a non-competition agreement (Note 4) with the owner of Hot Oil Express for a period of five years and issued a $300,000 promissory note as consideration.  The operating results of Hot Oil Express have been included in the Company’s financial statements beginning July 1, 2008.  The Company determined that the acquisition is an asset purchase as several key components of the business were not acquired.

Note 4 - Non-Competition Agreements

Non-competition agreements consist of the following as of September 30, 2010:

Non-competition agreements - net, at January 1, 2009	$1,621,673

Amortization for the year ended December 31, 2009	(961,673)

Non-competition agreements - net, at December 31, 2009	660,000

Amortization for the nine months ended September 30, 2010	(180,000)

Non-competition agreements - net, at September 30, 2010	$480,000

Amortization expense for the year ended December 31, 2009 totaled $961,673 and $180,000 for the nine months ended September 30, 2010.  During the year ended December 31, 2009, the Dillco non-competition agreement was written off in full due to the death of the contracted party.

Amortization expense on these non-competition agreements for each of the next four years will be as follows:

Twelve Months Ending September 30,

2011	$240,000
2012	195,000
2013	45,000
Thereafter	-

Total	$480,000

Note 5 - Property and Equipment

Property and equipment consists of the following:

	For the period ended,
	September 30, 2010	December 31, 2009

Trucks and vehicles	$17,128,968	$15,775,425
Other equipment	2,913,029	3,982,089
Buildings and improvements	1,696,418	1,705,313
Trucks in process	1,308,724	1,164,161
Capitalized truck leases	177,779	-
Land	521,420	516,420
Disposal wells	574,373	476,496
Total property and equipment	24,320,711	23,619,904
Accumulated depreciation	(9,905,762)	(7,167,092)

Property and equipment - net	$14,414,949	$16,452,812

Depreciation expense for the year ended December 31, 2009 and nine months ended September 30, 2010 totaled $3,462,261 and $2,738,670, respectively.

Note 6 – Lines of Credit

See Note 14 regarding a refinancing of the Company’s debt subsequent to December 31, 2009, as the lines of credit discussed in this Note 6 have been terminated.  The Company had a $4 million non-revolving line of credit and a $2 million revolving line of credit with a bank.  The borrowings under both lines of credit were collateralized by substantially all assets of the Company and are guaranteed by the members of the Company.  The lines of credit were subject to various covenants.

Non-Revolving Line of Credit

During the year ended December 31, 2009, the $4 million non-revolving line of credit was converted to a five-year term note (Note 7).  The $4 million non-revolving line of credit had outstanding borrowings of $0 as of December 31, 2009.  Interest on the non-revolving line of credit is indexed to the London Inter Bank Offered Rate (“LIBOR”) plus 2.31% per annum. Interest only payments were required monthly through the maturity date of September 4, 2009 when all outstanding principal and interest was due and at which time the Company converted the borrowings to a five-year term note (Note7).

Revolving Line of Credit

The $2 million revolving line of credit had outstanding borrowings of $1,339,507 as of December 31, 2009.  The Company’s borrowings under the revolving line of credit agreement were limited to the lesser of $2 million or 80% of Heat Waves and Dillco eligible accounts receivable, as defined.  The definition of eligible accounts receivable contained various restrictions, including the exclusion of receivables which are 90 days or older.  During the year ended December 31, 2008 and until October 1, 2009 the interest rate was at the LIBOR rate plus 3.07% on the borrowings.  Effective October 1, 2009, the Company amended the agreement and the interest rate changed to LIBOR plus 4.00%.  Interest only payments were required monthly through the maturity date of July 2010.

Note 7 – Long-Term Debt

Long-term debt consists of the following (see Note 14 regarding refinancing of certain debt subsequent to December 31, 2009):
	For the period ended,
	September 30, 2010	December 31, 2009
Note payable to a bank, original principal of $3,975,154, payable in interest only installments through June 2010 and monthly principal and interest installments through December 2014, variable rate interest of LIBOR plus 4%, collateralized by substantially all assets of the Company, guaranteed by the members of the Company, and was subject to financial covenants. Subsequent to the year ended December 31, 2009, the Company refinanced the terms of the note payable (Note 14).	$-	$3,975,154

Note payable to a bank, original principal of $4,525,000, payable in monthly principal and interest installments through December 2012, variable rate interest of LIBOR plus 4% swapped for fixed (see interest rate swaps below), collateralized by substantially all assets of the Company, guaranteed by the members of the Company, and was subject to financial covenants. Subsequent to the year ended December 31, 2009, the Company refinanced the terms of the note payable (Note 14).	-	2,510,859

Note payable to a bank, original principal of $2,450,000, payable in monthly principal and interest installments through May 2012, variable rate interest of LIBOR plus 4% swapped for fixed (see interest rate swaps below), collateralized by substantially all assets of the Company, guaranteed by the members of the Company, and was subject to financial covenants. Subsequent to the year ended December 31, 2009, the Company refinanced the terms of the note payable (Note 14).	-	1,686,236
Note payable to a bank, original principal of $1,736,000, payable in monthly principal and interest installments through July 2012, variable rate interest of LIBOR plus 4% swapped for fixed (see interest rate swaps below), collateralized by substantially all assets of the Company, guaranteed by the members of the Company, and was subject to financial covenants. Subsequent to the year ended December 31, 2009, the Company refinanced the terms of the note payable (Note 14).	-	1,295,115

Notes payable to member, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,700,000	500,000

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	280,924	459,180

Note payable to the seller of Heat Waves, interest at 8%, due in installments in January and May 2009, secured by land. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand.	395,000	422,000

Note payable to a bank, original principal of $400,000, payable in monthly interest only installments through June 2010 and principal and interest installments through July 2013, interest at LIBOR plus 4% with a 5% floor, collateralized by substantially all assets of the Company, guaranteed by the members of the Company, subject to financial covenants. Subsequent to the year ended, the Company refinanced the terms of the note payable (Note 14).	-	365,178

	For the period ended,
	September 30, 2010	December 31, 2009
Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the members.	284,373	307,520

Holdback payable to the seller of Dillco, interest at 6%, due in bi-monthly installments of $50,000 in February 2010 and $66,667 every two months thereafter, matured August 2010, unsecured.	-	250,000

Note payable to the seller of Hot Oil Express, non-interest bearing, due in annual installments of $100,000 through March 2011, unsecured. Imputed interest is not significant.	100,000	200,000

Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	157,973	163,689

Notes payable to a vehicle finance company, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through May 2013, secured by vehicles, guaranteed by one of the members.	120,736	155,949

Term Loan entered into as part of the debt refinancing, as described further within Note 14.	9,049,383	-
Note Payable to finance a vehicle, fixed interest rate of 7.8%, due in 60 monthly installments through 8/31/2015, secured by the vehicle.	48,445	-
Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	175,885	-
Other notes payable, interest at 6% to 8%, due in monthly installments through August 2010, secured by equipment.	-	34,048
Total	12,312,719	12,324,928
Less current portion	(2,397,077)	(1,132,412)
Long-term debt, net of current portion	$9,915,642	$11,192,516

Aggregate maturities of debt are as follows:

Twelve Months Ending September 30,

2011	$2,397,077
2012	2,250,731
2013	1,921,976
2014	1,773,854
2015	1,773,854
Thereafter	2,195,227

Total	$12,312,719

Note 8 - Derivatives

The Company has historically entered into interest rate swap agreements in order to mitigate interest rate risk related to several of the Company’s notes payable.  Generally, the Company enters into hedging relationships such that changes in the fair values of the items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.  The Company had interest rate swap agreements outstanding at December 31, 2009 for the purpose of hedging the risk of interest rate fluctuations associated with the bank notes payable discussed above.  The Company has had no hedges outstanding at or since June 30, 2010, but may enter into such derivative instruments in the future if circumstances warrant.

Pursuant to the interest rate swap agreements, the Company has swapped the variable rates of LIBOR plus 2.31% included in the notes for fixed rates of 4.93% on the $4,525,000 bank note and 5.67% on the $2,450,000 and $1,736,000 bank notes.  The interest rate swap agreements expire concurrently with the respective notes payable being hedged.

The Company’s interest rate swaps are stated at fair value (Note 9) in accordance with current accounting standards.  During 2008, the Company’s interest rate swaps were designated as cash flow hedges.  Since the hedging relationship was deemed effective, the change in fair value of the interest rate swaps was recorded as other comprehensive income (loss).

During October 2009, the Company amended the debt related to the interest rate swap agreements.  As a result, the notional amount of the interest rate swaps no longer agrees to the anticipated outstanding debt.  The Company determined that the interest rate swaps no longer qualify as hedges, and, therefore, beginning in December 2009, the Company’s derivative instruments were marked to market through earnings.  Therefore, in December 2009, the initial hedge was settled and the new derivatives were marked to market through earnings.  The Company recorded an unrealized loss of $140,733 which is included in other expense at December 31, 2009.  As of December 31, 2009, the Company has recorded the fair value of the interest rate swap agreements in its Consolidated Balance Sheets as a long-term liability.  Subsequent to December 31, 2009, the interest rate swaps were terminated due to the debt refinance (Note 14).  As such, as of September 30, 2010 the balances within the long-term liability and accumulated other comprehensive income accounts were zero.

Note 9 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Interest rate swap liability	$-	$-	$140,733	$140,733

September 30, 2010
	Level 1	Level 2	Level 3	Total

Interest rate swap liability	$-	$-	$-	$-

As of December 31, 2009, the Company’s derivative financial instruments were comprised of two interest rate swap agreements.  The fair value of the interest rate swap agreements is determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in this valuation model was considered Level 3 inputs in the fair value hierarchy.

The Company’s estimates of fair value of the interest rate swaps include consideration of expected future interest rates, counterparty’s credit worthiness, the Company’s credit worthiness, and the time value of money.  The consideration of these factors results in an estimated exit-price for each derivative asset or liability under a market place participant’s view.

Level 3 Reconciliation

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair value hierarchy:

Interest rate swap liabilities consist of the following:

Balance, January 1, 2008	$-
Change in value	200,574

Balance, December 31, 2008	200,574
Change in value	(59,841)

Balance, December 31, 2009	140,733
Change in value	(140,733)

Balance, September 30, 2010	$-

Note 10 – Income Taxes

During and before the 2009 calendar (and fiscal) year, Enservco LLC and some of its subsidiaries had elected to be treated as limited liability companies for income tax purposes.  Accordingly, all taxable income and losses for these entities are reported in the respective income tax returns of the member and no provision for income taxes has been recorded in the accompanying financial statements.  Subsidiaries taxed as corporations, however, do record a provision for income taxes.

Pursuant to a reorganization of the Company effective as of December 31, 2009, the ownership of Heat Waves, Trinidad Housing, Real GC and certain assets of HNR were contributed to Dillco.  Since Dillco is a C Corporation, this reorganization effectively resulted in a conversion from a limited liability corporation to a C Corporation for the entities and the assets of HNR.  Accordingly, the corresponding net deferred tax liabilities of Dillco were recorded as liabilities of the Company with a corresponding increase in deferred income tax expense.

Also, pursuant to the Merger Transaction with Aspen (a C Corporation) at July 27, 2010, the Company has recorded all net deferred tax assets contributed by Aspen as part of the merger transaction as an increase in the deferred income tax benefit.

Note 11 – Commitments and Contingencies

The Company leases seven facilities under month to month and has lease commitments that expire through November 2013.  Future minimum lease commitments are as follows:

Twelve Months Ending September 30,
2011	$198,722
2012	104,000
2013	36,000
2014	11,000
Total	$349,722

In September 2010, the Company entered into capital leases for two water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 5) and are summarized in the table below:

Capitalized Trucks	$84,184
Capitalized Trailers	93,595
Less: Accumulated Depreciation	(2,116)
Net Assets Under Capital Leases	$175,663

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2010:

Twelve Months Ending September 30,	Minimum Lease Payment
2011	$77,981
2012	76,595
2013	32,609
Total minimum lease payments	187,185
Less: Interest	(11,300)
Net minimum lease payments	175,885
Less: Current portion	(70,940)
Long-term portion of net minimum lease payments	$104,945

See Note 15 for discussion of additional capital leases entered into subsequent to September 30, 2010.

Note 12 – Warrants

On July 28, 2010, the Company entered into an agreement with an investor relations firm and as part of the compensation paid pursuant to that agreement granted both principals of the firm a warrant to purchase 112,500 shares of the Company’s common stock. The warrants are exercisable at $0.49 per share for a four year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

As of September 30, 2010 the Company recognized expense (through operating expense as general and administrative expense) of $81,771 on these warrants.

Note 13 – Stockholder’s Equity

2010 Option Plan

On July 27, 2010 the Company’s Board of Directors adopted the Aspen Exploration 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares.  The number of shares subject to the 2010 Plan may be reset each year, commencing January 1, 2012, based on the number of shares of stock then outstanding.

From July 27, 2010 through September 30, 2010 the Company granted options to acquire a total of 1,975,000 shares of common stock granted pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan agreement unless specifically defined within the individual stock option agreements.   Pursuant to the 2010 Plan, four options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction.  The exercise price of these options was based on the closing price on the second business day following the Merger Transaction.  Subsequently, another option to acquire 1,000,000 shares of common stock was granted and the exercise price was based on the ten day average closing price prior to the grant date.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 105.3%, risk free interest rate of 0.80% and expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

As of September 30, 2010 the Company recognized expense (through operating expense as general and administrative expense) of $292,596 on these options.  As of September 30, 2010 the Company had unrecognized expense of $567,323 associated with these options.

2008 Option Plan

Through its fiscal year ended June 30, 2009 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013.  Of these, all but 150,428 have expired as of September 30, 2010 for failure to meet established performance goals or as a result of termination of employment.  As of September 30, 2010, the Company did not have any unrecognized expense associated with these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2008 Equity Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 58%, risk free interest rate of 2.25% and expected term of 3.3 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

Pursuant to the 2008 Equity Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain Aspen employees and consultants. The options were granted to persons who remained with Aspen and had provided (and were then expected to continue to provide) valuable services to Aspen, and to help align interests of the recipients with those of Aspen and its stockholders.  In total, Aspen granted options to acquire 350,000 shares of its common stock which were exercisable at $0.4125 per share (equal to 125% of the closing price on the business day after the day the Company filed its Form 10-Q for the quarter ended December 31, 2009).

Each of the options expires on February 15, 2015. All of the options granted vested only upon a “change of control” (which term is defined in each recipient’s option agreement), and then only if Aspen had working capital of at least $3,000,000 on the date of the change of control event. This vesting event was achieved for all of the 350,000 options as a result of the Merger Transaction on July 27, 2010.  On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan.

As the Merger Transaction occurred on July 27, 2010, the stock compensation expense associated with these 350,000 options was not recognized by the Company on its consolidated financial statements subsequent to July 27, 2010.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at July 1, 2009*	578,766	$2.32	2.71
Granted	350,000	0.41
Exercised	-	-
Forfeited or Expired	(428,338)	1.29

Outstanding at June 30, 2010*	500,428	$0.96	4.01
Granted	1,975,000	0.49
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at September 30, 2010	2,475,428	$0.59	3.34
Exercisable at June 30, 2010	150,428	$2.24	2.57
Exercisable at September 30, 2010	1,308,761	$0.49	3.34

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2009*	258,338	$0.91
Granted	350,000	0.41
Vested	-	-
Forfeited	(258,338)	0.91
Nonvested at June 30, 2010*	350,000	$0.41
Granted	1,975,000	0.49
Vested	(1,158,333)	0.47
Forfeited	-	-

Nonvested at September 30, 2010	1,166,667	$0.49

*Note: Options prior to the merger acquisition on July 27, 2010 were reported on a fiscal year period from July 1 through June 30.

Note 14 – Debt Refinance

On June 2, 2010, Dillco entered into two debt agreements with a bank to refinance certain debt obligations owed to a previous lender.  The terms of the first of these agreements include:

(1) principal amount of $9,100,000;

(2) payment of interest only in monthly installments from July 2010 to June 2011;

(3) a one-time, $1,000,000 principal payment due July 2011;

(4) beginning July 2011, fixed monthly principal and interest installments of $188,000 until July 2015 at which time the remaining principal becomes due;

(5) a variable rate interest of PRIME plus 1% (not to be less than 5.5%);

(6) collateral consists of the equipment, inventory, and accounts of the Company;

(7) the obligation  is guaranteed by a person who is both an officer and director of the of the Company, and the obligation is also guaranteed by Aspen; and

(8) the loan is subject to certain financial covenants.

The terms of the second loan agreement are the same except that it is a one year, $2,000,000 revolving line of credit subject to a borrowing base defined as the lesser of $2,000,000 or 80% of defined eligible accounts receivable.

Note 15 – Subsequent Events

On October 10, 2010, the Company acquired three additional water transport units, consisting of one truck and one transport trailer per each water transport unit.  These units were accounted for by the company as capital leases.  The total addition to property and equipment and the associated lease liability was approximately $275,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and our financial condition, liquidity and capital resources as of September 30, 2010, and December 31, 2009. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	future capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•
a decline in oil or natural gas production or oil or natural gas prices, the impact of price volatility in the oil and natural gas industries and the impact of general economic conditions on the demand for the services we offer to the oil and natural gas industries;

•	activities of our competitors, many of whom have greater financial resources than we have;

•	geographical diversity of our operations and the difficulties inherent in managing such geographically diverse operations;

•	ongoing U.S. and global economic uncertainty;

•	our ability to generate sufficient cash flows to repay our debt obligations;

•	availability of borrowings under our credit facility;

•	unanticipated increases in the cost of our operations;

•	historical incurrence of losses;

•	reliance on limited number of customers and creditworthiness of our customers;

•	increases in interest rates and our failure to hedge against possible interest rate increases;

•	our ability to retain key members of our senior management and key technical employees, and conflicts of interests with respect to our directors;

•	our level of indebtedness;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	effect of seasonal factors;

•	further sales or issuances of common stock; and

•	our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Company Overview and Overview of the Information Presented

Aspen Exploration Corporation (“Aspen”) was incorporated under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties.  Historically, and through its fiscal year ended June 30, 2009, Aspen was engaged in a broad range of activities associated with the development of oil and natural gas reserves primarily in the Sacramento Valley in California, and in the East Poplar Field in Montana.

On June 30, 2009, Aspen disposed of all of its remaining oil and natural gas producing assets and as a result was no longer engaged in active business operations.  On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010 (the “Merger Transaction”).

Aspen is now operating its business under the name “Enservco Corporation.” As such, throughout this report the terms the “Company” and/or “Enservco” are intended to refer to the company on a post Merger Transaction basis and as a whole, with respect to both historical and forward looking contexts.

On or about November 3, 2010 stockholders representing more than a majority of the voting power of the Company’s outstanding shares of common stock delivered written consent to the Company to (among other things) change its name to Enservco Corporation.  It is expected that this name change will be effective under Delaware law after December 21, 2010, although in its discretion our Board of Directors may postpone the name change to a later time or determine not to change the Company’s name.  Upon changing the Company’s name, the Company intends to take the necessary actions to coordinate the name change with the Financial Industry Regulatory Authority, the trading markets and financial reporting and information services.

Enservco primarily conducts its business operations through two subsidiaries: Dillco and Heat Waves Hot Oil Service LLC (“Heat Waves”).  However, certain assets utilized by Enservco in its business operations are owned by other subsidiary entities.  Dillco and Heat Waves provide oil field services to the domestic onshore oil and natural gas industry.  These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, frac tank rental, well site construction and other general oil field services.  The Company currently operates in:

•	southern Kansas and northwestern Oklahoma,
•	northeastern Utah,
•	northern New Mexico,
•	southern Wyoming and Colorado (D-J Basin and Niobrara formation), and
•	northwestern West Virginia and southwest Pennsylvania in the Marcellus Shale region.

Heat Waves is currently exploring opportunities to provide services in the Bakken formation in North Dakota and the Eagle Ford formation in southwest and south central Texas.

Going forward the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.

Accounting Treatment of the Merger

The merger by which Dillco became a wholly-owned subsidiary of Enservco was treated as a “reverse acquisition” for accounting purposes.  In a reverse acquisition, although Aspen was considered to be the “legal acquirer” (that is, Aspen (now known as Enservco) survived as the parent corporation), Dillco was the “accounting acquirer” (that is because Dillco’s and its subsidiaries’ business was undeniably the more significant business).  As a result, Dillco’s financial statements became the financial statements of the surviving company.  Aspen’s financial condition is additive to Dillco’s financial statements for the period following the Merger Transaction.

Dillco’s fiscal year end is December 31, 2010 whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30.  Because Dillco was the accounting acquirer the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31.  Thus, starting with this Form 10-Q, the Company is now filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen.  Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

The financial statements included in this report are for Enservco’s three and nine month periods ended September 30, 2010 and 2009.  As such, the following management’s discussion and analysis is with respect to Enservco’s nine months ended September 30, 2010, and the corresponding period(s) in the previous fiscal year.  Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.  Enservco will file an annual report on Form 10-K for its fiscal year ended December 31, 2010 and all future reports will be based on the calendar fiscal year.

Discussion of Operations for the Three and Nine Months ended September 30, 2009 and 2010

The following tables show the increases (decreases) for the periods noted.  Please see information following the tables for management’s discussion of significant increases (decreases).

	For the Three Months Ended September 30,
			Increase
	2010	2009	(Decrease)
	(Unaudited)	(Unaudited)

Revenues	$3,406,290	$2,981,924	$424,366
Cost of Revenue	2,960,385	3,030,517	(70,132)
Gross Profit	445,905	(48,593)	494,498
Operating Expenses
General and administrative expenses	1,031,883	457,237	574,646
Depreciation and amortization	993,977	907,694	86,283
Total operating expenses	2,025,860	1,364,931	660,929
Income (Loss) from Operations	(1,579,955)	(1,413,524)	(166,431)
Other (Expense) Income	(87,757)	(146,432)	58,675
Income (Loss) Before Income Tax (Expense) Benefit	(1,667,712)	(1,559,956)	(107,756)
Income Tax (Expense) Benefit	661,913	116,887	545,026
Net Income (Loss)	$(1,005,799)	$(1,443,069)	$437,270

Income (Loss) Per Common Share (Basic and Diluted)	$(0.05)	$(0.10)

Weighted average number of common shares outstanding	19,648,325	14,519,244
(used to calculate basic and diluted income (loss) per share)

	For the Nine Months Ended September 30,
			Increase
	2010	2009	(Decrease)
	(Unaudited)	(Unaudited)

Revenues	$12,626,500	$11,661,914	$964,586
Cost of Revenue	10,102,887	10,353,931	(251,044)
Gross Profit	2,523,613	1,307,983	1,215,630
Operating Expenses
General and administrative expenses	1,878,011	884,479	993,532
Depreciation and amortization	2,918,670	3,390,861	(472,191)
Total operating expenses	4,796,681	4,275,340	521,341
Income (Loss) from Operations	(2,273,068)	(2,967,357)	694,289
Other (Expense) Income	(371,509)	(472,664)	101,155
Income (Loss) Before Income Tax (Expense) Benefit	(2,644,577)	(3,440,021)	795,444
Income Tax (Expense) Benefit	962,374	572,961	389,413
Net Income (Loss)	$(1,682,203)	$(2,867,060)	$1,184,857

Income (Loss) Per Common Share (Basic and Diluted)	$(0.10)	$(0.20)

Weighted average number of common shares outstanding	16,247,725	14,519,244
(used to calculate basic and diluted income (loss) per share)

Revenues:

For the three months ended September 30, 2010 and 2009 –

The increase in revenues in 2010 compared to the 2009 period was primarily a result of our water hauling operations in the Marcellus Shale region in Pennsylvania and West Virginia which began in late June 2010.  During the 2010 period, we also increased water hauling revenues at our Hugoton basin location as we gained market share.  Because frac heating, hot oiling, and some of our other operations are more seasonal in nature, they did not significantly impact our operations during the three months ended September 30, 2010 or 2009.

The increase in revenue during the 2010 period was offset by a decline in our well site construction services as a result of the continuing decline in drilling new wells near our Garden City, KS location where our construction equipment is located.  We are investigating relocating the construction equipment to other basins where there is more demand being generated by our customers.

We believe our operations in the Marcellus Shale region will continue to positively impact revenues in future months.  Although the demand for certain of the services we provide in the Marcellus Shale region are seasonal, and more in demand during colder months, the Company believes demand for its water hauling services will not be as cyclical.  To the extent improving economic conditions or other factors lead to an increase in oil and gas drilling operations, our water hauling operations may be increased as well.

For the nine months ended September 30, 2010 and 2009 –

The increase in revenues in the 2010 period was primarily a result of the hot oiling and water hauling services we initiated in the Marcellus Shale region during 2010 (January for hot oiling and June for water hauling).

This increase was offset by the above described decline in well site construction service revenues as well as a decline in water hauling revenues at our Hugoton basin location resulting from rate reductions implemented in 2009 due to our competitors cutting prices to capture market share.  To maintain our market share, we had to match these reduced prices, which resulted in the revenue increase as described above.

Costs of Revenues & Gross Profit:

For the three months ended September 30, 2010 and 2009 –

Despite the increase in revenues for the quarter ended September 30, 2010, the cost of revenues decreased both in terms of dollars and as a percentage of revenue when compared to the same period in 2009.

As a result of the increased revenues and decreased cost of revenues we realized a gross profit for the 2010 period versus a gross loss for the 2009 period.  The primary reason for this improvement in profitability was the impact of cost controls we implemented during 2009 in response to the industry slowdown.  The most significant results of these cost controls were:

(1)	a reduction in labor costs due to policies enacted restricting overtime and unbillable “shop” time;

(2)
a decrease in worker’s compensation insurance premiums due to a decrease in our experience modification factor arising from an increased attention to worker safety and therefore a reduction in the number of accidents; and

(3)	a decrease in equipment insurance expenses resulting from renewing policies at lower rates.

For the nine months ended September 30, 2010 and 2009 –

During the nine month period ended September 30, 2010 our costs of revenues remained approximately the same, in terms of dollars, when compared to the 2009 period.  Combined with the increase in revenues for the period, our gross profit almost doubled during the nine months ended September 30, 2010 as compared to the same period of the prior year.

The increase in profitability was partially offset by costs we incurred in establishing our operations in the Marcellus Shale region during our first two fiscal quarters of 2010 which included additional costs for site rental and from importing our frac heater operators from outside of Pennsylvania since we were not able to identify local drivers experienced in operating frac heaters.  We have initiated a significant hiring and training program that will reduce our reliance on non-local drivers.

General and Administrative Expenses:

For the three months ended September 30, 2010 and 2009 –

Our general and administrative expenses increased significantly during the three months ended September 30, 2010 period compared to the same period in 2009.  This increase was primarily a result of expenses we directly or indirectly incurred in connection with the Merger Transaction and the costs incurred by the Company to assume and comply with obligations and activities associated with being a public company.  Approximately $400,000 of the increase is due to recognizing expense related to the granting of stock options and warrants to employees, members of the Board of Directors and our investor relations firm that occurred during the quarter ended September 30, 2010.  Another $170,000 of expenses were related to the Merger Transaction such as D&O insurance premiums, fees paid to members of our Board of Directors and legal and accounting fees.  In addition, we incurred approximately $100,000 of salary and benefit costs during the quarter ended September 30, 2010 as a result of hiring of a new President/COO and a new Corporate Controller.

The increase in our general and administrative expenses was some-what offset by the fact that the 2009 period included $125,000 of expense related to a workman’s compensation audit of prior years, whereas the 2010 period did not.  Nevertheless, we anticipate that our general and administrative expenses will continue to increase in future years as we increase our operations and we continue to incur the costs of public company compliance.

For the nine months ended September 30, 2010 and 2009 –

During the nine months ended September 30, 2010 our general and administrative costs significantly increased when compared to the comparable period in 2009.  This increase was in part caused by the increased costs described above, but also another $150,000 of similar legal, accounting and investor relations fees related to the Merger Transaction that were incurred in our second fiscal quarter of 2010.

Also during our second fiscal quarter of 2010, we recognized approximately $50,000 of additional bad debts expense as compared to the prior year.  Historically we have had almost no bad debts but the industry’s economic problems of 2009 resulted in economic hardship for some of our customers.  We recognized the bad debt expense in 2010 once all collection efforts had been exhausted.  As noted above, we anticipate that our general and administrative costs will continue to increase because of our increased operations and status as a public company.

Depreciation and Amortization:

For the three and nine months ended September 30, 2010 and 2009 –

Our depreciation and amortization expenses increased slightly for the three month period ended September 30, 2010 when compared to the comparable period in 2009 due to property and equipment purchases during the period.  However, although equipment depreciation expense increased due to the purchases, amortization expense significantly decreased during the nine month period ended September 30, 2010 when compared to the comparable period in 2009 primarily due to writing off the value of a non-compete agreement in the second quarter of 2009 resulting from the death of the individual who was subject to the agreement.

Results of Operations:

For the three months and nine months ended September 30, 2010 and 2009 –

Although we experienced a significant positive change in our gross profit for both the three and nine month periods ended September 30, 2010 as compared to the same periods for 2009, the full impact of these improvements was not realized at the operating profit level.  This was primarily due to the significant increase in general and administrative expenses discussed above.  We estimate that $450,000 of general and administrative expenses were one-time expenses in both periods of 2010 relating to the Merger Transaction and certain restructuring leading up to the Merger Transaction as well as the commencement of compliance with our reporting obligations.  We do not believe that we will incur these extraordinary expenses in future periods although it is likely that our general and administrative expenses will continue to increase as we expand our activities.

It should also be noted that because of the seasonality of our frac heating and hot oil business, the second and third quarters are historically our least profitable quarters.  We are attempting to address the seasonality of our operations through our increased water hauling capacity and our efforts to expand into other year-round service segments.  Because of our expected increase in revenues as the weather becomes colder and the demand for our frac heating and hot oil services, we are optimistic that our fourth quarter gross profit will improve and our loss from operations will decrease, both by possibly significant amounts when compared to the quarter ended September 30, 2010 and when compared to comparable periods of 2009.  If weather in our service areas remains unseasonably warm as some forecasters predict, improvement in our results of operations may not occur to the extent we anticipate.

On a long-term basis, our profitability will depend on our ability to reduce the seasonality of our revenues and to increase our services during the entire year, while continuing to keep our expenses under control.

Income Taxes:

For the three and nine months ended September 30, 2010 and 2009 –

The increases in income tax benefit for both the three and nine month periods of 2010 over 2009 were primarily due to the benefit recognized from Aspen’s net operating loss realized in the Merger Transaction.

Liquidity and Capital Resources:

The following table summarizes our statement of cash flows for the periods ended September 30, 2010 and 2009 and (with working capital from the above table) are important for understanding our liquidity:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net cash (used) provided in operating activities	$(1,150,649)	$(261,256)	$(100,541)	$2,582,493
Net cash provided (used) in investing activities	(923,834)	(317,415)	(1,003,229)	(1,533,714)
Net cash (used) provided in financing activities	2,053,964	52,762	1,861,142	(1,581,128)
Net Increase (Decrease) in Cash and Cash Equivalents	(20,519)	(525,909)	757,372	(532,349)

Cash and Cash Equivalents, Beginning of Period	926,377	909,545	148,486	915,985

Cash and Cash Equivalents, End of Period	$905,858	$383,636	$905,858	$383,636

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets	$4,501,469	$3,319,708
Total Assets	19,849,852	20,830,641
Current Liabilities	4,254,455	3,747,990
Total Liabilities	15,269,446	17,750,218
Working Capital (Current Assets less: Current Liabilities)	247,014	(428,282)
Stockholders’ equity	4,580,406	3,080,423

We rely on cash generated from operations, borrowings under our credit facility and the cash that became available to us as a result of the Merger Transaction to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

At September 30, 2010, we had approximately $1.6 million available under our asset based, revolving credit facility that could be used for working capital purposes and planned capital expenditures.  Our ability to fund our current operations and planned 2010 and 2011 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender, and our ability to raise capital.  Based on our existing operating performance and our discussions with our primary lender regarding funding of future equipment fabrication, we believe we will have adequate funds to meet operational and capital expenditure needs through 2010, although we may need to raise additional capital or reduce our budgeted capital expenditures in 2011.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios.  The first measurement date for these covenants is December 31, 2010.  The Company currently believes it will be able to satisfy these covenants through 2011.

As of September 30, 2010, our working capital increased from December 31, 2009 by approximately $700,000.  There were various offsetting components contributing to the increase, several of which were related to the Merger Transaction.  The major components causing the positive change to our working capital were –

Impact of increasing working capital -
1.	A $1 million payment on the outstanding balance of our asset based, revolving line of credit utilizing cash received in the Merger Transaction consummated in our third quarter.
2.	An increase in cash of $760,000 primarily due to the cash received in the Merger Transaction.
3.
An increase of $620,000 in prepaid expenses and other currents assets resulting from (1) renewal of insurance policies ($190,000) in the first quarter and (2) $350,000 of public company stocks received in the Merger Transaction.

Impact of decreasing working capital -
1.	An increase in accrued expenses of approximately $200,000 due to the difference in timing of when payrolls were paid at the end of December versus the end of September.
2.	A decrease in accounts receivable of $160,000 due to the summer months being the slowest in terms of revenues.
3.
An increase in the current portion of long-term debt of $1.26 million as a result of principal that will become due beginning in July of 2011 on the Company’s debt $9.1 million loan with our primary lender.  There were no current maturities at December 31, 2009 on this loan as it is interest only until June 2, 2011.  Beginning July 2011, fixed monthly payments begin and a one-time  $1 million dollar pay-down is required .

Investing Activities:

For the three months ended September 30, 2010 and 2009 –

As a result of the economic slowdown experienced in 2008 we significantly reduced our capital expenditures from $7.8 million in fiscal year 2008 to $2 million for fiscal 2009.  We have kept our capital expenditures at this low annual rate during the first nine months of 2010 with a majority of expenditures incurred during the third quarter, whereas a majority of 2009 expenditures were incurred in the first quarter.  Thus the increase in cash used for investing activities for the three months ended September 30, 2010 as compared to the same period of 2009.

For the nine months ended September 30, 2010 and 2009 –

The decrease in cash used in investing activities for the nine months ended September 30, 2010 as compared to the same period of 2009 is a result of the 2010 amount including approximately $550,000 relating to the sale (before the Merger Transaction) of a drilling rig owned by HES LLC.  The rig was purchased by the owner of HES LLC through a reduction of his capital account, i.e. a “distribution to members” (see below in Financing Activities).

We have outstanding purchase orders of approximately $1.5 million for heating and water hauling units to meet the demand of our customers in the Marcellus Shale region.  We expect to purchase most of this equipment in the fourth quarter of 2010 (see Financing Activities below).  At this time we have no plans for additional expenditures.  However, we may decide to purchase some additional equipment in 2011 provided we have the resources to do so and it is economically feasible.

Financing Activities:

We experienced two major events in the nine months ending September 30, 2010 that had significant impacts on our financing activities.  The first was a refinancing of a majority of our debt (approximately $10.5 million) in our second fiscal quarter (see Note 14 to the Consolidated Financial Statements above).  The second was the Merger Transaction in our third fiscal quarter (see “Company Overview and Overview of the Information Presented” above).

For the three months ended September 30, 2010 and 2009 –

The Merger Transaction provided approximately $3.3 million of net assets of which approximately $1.4 million was used to pay down the outstanding balance on our revolving line of credit.  This, and a decrease of $300,000 in long-term debt payments (due to the debt refinancing referred to above) were offset by a reduction in contributions from members of $700,000 accounted for the majority of the increase in cash provided from financing activities for the three months ended September 30, 2010 as compared to the same period of 2009.

For the nine months ended September 30, 2010 and 2009 –

The Merger Transaction impact described above was the same for the nine month period as it was for the quarter.  In addition, a reduction in long-term debt payments of approximately $1.5 million (due to debt refinancing referred to above) contributed to the positive change in cash provided from financing activities for the nine months ended September 30, 2010 as compared to the same period of 2009.  As mentioned above in Investing Activities, the owner of HES LLC purchased a rig through a reduction in his capital account.  This “distribution to members” was offset by a “member’s contribution” by the same individual of $600,000 cash earlier in the year.  These resulted in a net zero impact on cash provided from financing activities.

We are expecting our primary lender to provide a $1 million line to finance the $1.5 million in new equipment referred to above.  The remainder will be funded out of our cash flow.  Terms of the financing will be 75% loan to value (purchase price); interest at Prime plus 1% (minimum of 5.5%), payable in monthly installments over four years.  The bank has also indicated it will provide us with $750,000 of additional equipment financing at the same terms over the next 12 months, should we need it.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.  Cash balances did not exceed the federally insured limit as of December 31, 2009 and September 30, 2010.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of December 31, 2009 and September 30, 2010 the Company has recorded an allowance for doubtful accounts of $201,371 and $182,255, respectively.

Inventory

Inventory consists primarily of diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment.  Property and equipment acquired pursuant to the acquisitions of Heat Waves, Dillco and certain of Hot Oil Express, Inc. (“Hot Oil Express”) assets (Note 3) are stated at the estimated fair value as of the date of acquisition based on independent appraisals less accumulated depreciation.  Property and equipment acquired since acquisition is stated at cost less accumulated depreciation.  The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life or expand the capacity of the assets.  Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during the periods ended December 31, 2009 and September 30, 2010.

Revenue Recognition

The Company recognizes revenue when services are provided and collection is reasonably assured.

Earnings Per Share

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

Concentrations

During the year ended December 31, 2009, the Company had accounts receivable from two customers - each comprising 13% of accounts receivable as of December 31, 2009.  Revenue from these two customers represented 5% and 3% of total revenues for the year ended December 31, 2009.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 4).  The Dillco non-competition agreement was written off in June 2009 upon the death of the contracted party.  Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.  No impairment charge was recorded during the periods ended December 31, 2009 and September 30, 2010.

Derivatives

The Company has historically used derivative financial instruments to mitigate interest rate risk associated with variable interest rate loans included in long-term debt.  The Company accounts for such activities as required by current accounting standards.  The current accounting standards require that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the Consolidated Balance Sheets as assets or liabilities.  The Company has had no hedges outstanding at or since June 30, 2010, but may enter into such derivative instruments in the future if circumstances warrant.

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

The Company may utilize derivative financial instruments which have not been designated as hedges even though they protect the Company from changes in interest rate fluctuations.  These instruments are marked to market with the resulting changes in fair value recorded in earnings.  During December 2009, as a result of modification of certain of the Company’s debt, the Company determined that the interest rate swaps no longer qualify as cash flow hedges, and, therefore, beginning in December 2009, the Company’s derivative instruments were marked to market through earnings.  See Note 8.

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

Income Taxes

Enservco LLC (which served as the holding company for the company’s various operating entities until July 2010) and its subsidiaries, with the exception of Dillco (which is a  C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes.  On January 1, 2010 Enservco LLC elected to be taxed as a corporation.

Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Aspen (the current parent (or holding) company for the Company’s operations and assets).

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

Effective January 1, 2009, the Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures.  Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidate balance sheets and consolidated statements of income.  The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

When accounting for uncertainty in income taxes for those entities electing to be treated as limited liability companies for income tax purposes, if taxing authorities were to disallow any tax positions taken by the Company, the additional income taxes, if any, would be imposed on the member rather than the Company.  Accordingly, there would be no effect on the Company’s financial statements.  Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2009.  The Company’s income tax returns for tax years subject to examination by tax authorities include 2005 and 2006 through the current period for state and federal tax reporting purposes, respectively.

Fair Value

Effective January 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis.  Beginning January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:
Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Options and Warrants

The Company adopted Accounting Standards Codification 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”) on January 1, 2010. The effect of this guidance is described in Note 12.

The Company adopted Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”) on January 1, 2010. The effect of this guidance is described in Note 13.

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Internal Control Over Financial Reporting

Upon closing the Merger Transaction on July 27, 2010 the persons serving as the Company’s Chief Executive Officer and Chief Financial Officer resigned from those positions and new persons were appointed to serve in those capacities.   Therefore, during the quarter ended September 30, 2010 different persons were in charge of the Company’s disclosure controls and procedures as well its internal controls over financial reporting.   Except for the changes with respect to the persons serving as the Company’s executive officers, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A.  RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended June 30, 2010, which risk factors are incorporated herein.  There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010 the Company granted options to acquire an aggregate of 1,975,000 shares of Company common stock pursuant to its 2010 Stock Incentive Plan.  However, the Company does not believe that these option grants constitute “sales” of securities as that term is defined and used in the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

None.

Item 5. OTHER INFORMATION

None.

Item 6.      EXHIBITS

Exhibit No.	Title

3.01(ii)	Amended and Restated Bylaws. (1)
10.01	Employment Agreement between Aspen Exploration Corporation and Michael D. Herman. (1)
10.02	Employment Agreement between Aspen Exploration Corporation and Rick Kasch.(1)
10.03	Aspen Exploration Corporation 2010 Stock Incentive Plan. (1)
10.4	Employment Agreement between Aspen Exploration Corporation and Bob Maughmer. (2)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Chief Executive Officer).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Financial Officer).
32
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Rick D. Kasch, Chief Financial Officer).

(1)           Incorporated by reference from a Current Report on Form 8-K dated July 27, 2010 (filed on July 28, 2010).

(2)           Incorporated by reference from a Current Report on Form 8-K dated September 6, 2010 (filed on September 13, 2010).

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ASPEN EXPLORATION CORPORATION

Date: November 12, 2010	/s/ Michael D. Herman
Michael D. Herman, Chief Executive Officer

Date: November 12, 2010	/s/ Rick D. Kasch
Rick D. Kasch, Chief Financial Officer