Form 10-Q
period 2011-03-31
Enservco Corp
filed 2011-05-10
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

MARK ONE
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common stock, $.005 par value	21,778,866

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,956,497	$1,637,807
Accounts receivable, net	4,714,697	4,101,331
Prepaid expenses and other current assets	808,405	681,307
Inventories	240,418	300,527
Income taxes receivable	-	634,941
Deferred tax asset	84,707	20,041
Total current assets	7,804,724	7,375,954

Property and Equipment, net	14,151,745	14,452,298
Non-Competition Agreements, net	360,000	420,000
Goodwill	301,087	301,087
Other Assets	56,604	71,537

TOTAL ASSETS	$22,674,160	$22,620,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,876,393	$2,066,353
Income taxes payable	401,393	-
Line of credit borrowings	-	1,050,000
Current portion of long-term debt	3,560,768	3,107,122
Total current liabilities	5,838,554	6,223,475

Long-Term Liabilities
Subordinated debt – related party	1,700,000	1,700,000
Long-term debt, less current portion	8,077,560	8,657,675
Deferred income taxes, net	1,599,179	1,434,282
Total long-term liabilities	11,376,739	11,791,957
Total liabilities	17,215,293	18,015,432

Stockholders’ Equity
Common and preferred stock. $.005 par value Authorized: 100,000,000 common shares and 10,000,000 preferred shares Issued: 21,882,466 common shares and -0- preferred shares Treasury Stock: 103,600 common shares Issued and outstanding: 21,778,866 common shares and -0- preferred shares at March 31, 2011 and December 31, 2010	108,894	108,894
Additional paid-in-capital	5,539,505	5,489,823
Retained deficit	(264,926)	(1,150,011)
Accumulated other comprehensive income – investment securities	75,394	156,738
Total stockholders’ equity	5,458,867	4,605,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,674,160	$22,620,876

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$9,261,521	$5,874,570

Cost of Revenue	5,797,434	4,195,013

Gross Profit	3,464,087	1,679,557

Operating Expenses
General and administrative expenses	748,904	485,205
Depreciation and amortization	1,080,607	947,781
Total operating expenses	1,829,511	1,432,986

Income from Operations	1,634,576	246,571

Other (Expense) Income
Interest expense	(180,311)	(190,181)
(Loss) gain on disposals of equipment	(44,286)	7,125
Unrealized derivative gain	-	13,078
Interest and other income	4,744	235,421
Total other (expense) income	(219,853)	65,443

Income Before Income Tax Expense	1,414,723	312,014

Income Tax Expense	529,635	203,120

Net Income	$885,088	$108,894

Other Comprehensive Income Unrealized losses on investment securities, net of tax	(81,344)	-

Comprehensive Income	$803,744	$108,894

Earnings per Common Share

Income Per Common Share – Basic	$0.04	$0.01
Income Per Common Share –Fully Diluted	$0.04	$0.01

Basic weighted average number of common shares outstanding (on an equivalent basis)	21,778,866	14,519,244
Add: Dilutive shares assuming exercise of options and warrants	618,940	-
Diluted weighted average number of common shares outstanding (on an equivalent basis)	22,397,806	14,519,244

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$885,088	$108,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,080,607	947,781
Loss (gain) on disposal of equipment	44,286	(7,125)
Deferred income taxes	100,231	(19,392)
Unrealized gain on derivatives	-	(13,078)
Stock-based compensation	49,681	-
Unrealized loss on available-for-sale securities	132,679	-
Bad debt expense	345	-
Changes in operating assets and liabilities
Accounts receivable	(613,711)	(960,903)
Income taxes receivable	634,941	222,513
Inventories	60,109	103,629
Other current assets	(259,777)	(414,015)
Other non-current assets	14,934	97,034
Related party payable	-	(64,995)
Income taxes payable	401,393	-
Accounts payable and accrued expenses	(189,960)	(26,210)
Net cash provided (used) in operating activities	2,340,846	(25,867)

INVESTING ACTIVITIES
Purchases of property and equipment	(738,191)	(194,135)
Proceeds from sales of equipment	38,787	555,125
Net cash (used) provided in investing activities	(699,404)	360,990

FINANCING ACTIVITIES
Net line of credit borrowings	(1,050,000)	656,614
Proceeds from issuance of long-term debt	-	1,200,000
Distributions to members	-	(569,244)
Repayment of long-term debt	(272,752)	(1,405,023)
Net cash used in financing activities	(1,322,752)	(117,653)

Net Increase in Cash and Cash Equivalents	318,690	217,470

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$1,956,497	$365,956

Supplemental cash flow information consists of the following:
Cash paid for interest	$165,951	$161,196
Cash paid for taxes	$-	$-

Supplemental Disclosure of Investing and Financing Activities:
Non-cash commitments entered into for leases	$51,526	$-

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

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Enservco LLC, Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HES Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2010 and March 31, 2011 and the results of operations for the three months ending March 31, 2011 and 2010.  As noted elsewhere in this report, any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction.  References to Enservco and the “Company” are intended to apply to the company as a whole and on a post Merger Transaction basis.

It should be noted that certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) Article 10 of Regulation S-X, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of March 31, 2011 the Company has recorded an allowance for doubtful accounts of $110,000.  For the quarter ended March 31, 2011 the Company recorded bad debt expense of $345.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during the three month periods ended March 31, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue when services are provided and collection is reasonably assured.  It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year.  Therefore, the revenues recognized for the three month periods ended March 31, 2011 and 2010 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

As of March 31, 2011 and December 31, 2010, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 2,550,000 shares of Company common stock, which have a potentially dilutive impact on earnings per share.  Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the year ended December 31, 2010.  For the three months ended March 31, 2011, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 618,940 shares.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 3).  Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.  No impairment charge was recorded during the three month periods ended March 31, 2011 and 2010.

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

The fair value of substantially all marketable securities is determined in reference to quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. See Note 7.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company often enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and defers the expensing of these costs over the term of the loan agreement. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred.

Income Taxes

Enservco LLC (which served as the holding company for the Company’s various operating entities until the time of the Merger Transaction in July 2010) and its subsidiaries, with the exception of Dillco (which is a C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes.  On January 1, 2010 Enservco LLC elected to be taxed as a corporation.  Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Aspen (the current parent (or holding) company for the Company’s operations and assets).

The Company recognizes deferred tax liabilities and assets (Note 8) based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2010.  The Company files tax returns in the United States, in the states of Colorado, Kansas, Pennsylvania and Utah. The tax years 2007 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value

The Company has adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis.  The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”), which required companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards. The effect of this guidance is described in Note 10.

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

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of March 31, 2011:

Non-competition agreements - net, at January 1, 2010	$660,000
Amortization for the year ended December 31, 2010	(240,000)
Non-competition agreements - net, at December 31, 2010	420,000
Amortization for the three months ended March 31, 2011	(60,000)
Non-competition agreements - net, at March 31, 2011	$360,000

Amortization expense for the three months ended March 31, 2011 and 2010 totaled $60,000 and $60,000, respectively.

Amortization expense on these non-competition agreements for each of the next three years will be as follows:

Twelve Months Ending March 31,

2012	$240,000
2013	105,000
2014	15,000
Total	$360,000

Note 4 - Property and Equipment

Property and equipment consists of the following:

	For the period ended,
	March 31, 2011	December 31, 2010

Trucks and vehicles	$18,592,937	$17,957,278
Other equipment	2,885,698	2,807,165
Buildings and improvements	1,728,117	1,717,618
Trucks in process	1,247,352	1,287,536
Capitalized truck leases	455,093	455,093
Land	521,420	521,420
Disposal wells	612,939	590,802
Total property and equipment	26,043,556	25,336,912
Accumulated depreciation	(11,891,811)	(10,884,614)

Property and equipment - net	$14,151,745	$14,452,298

Depreciation expense for the three months ended March 31, 2011 and 2010 totaled $1,007,197 and $887,781, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	For the period ended,
	March 31, 2011	December 31, 2010

Term Loan entered into as part of the debt refinancing in June 2010.	$9,049,383	$9,049,383

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,700,000	1,700,000

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	166,037	227,273

Note payable to the seller of Heat Waves, interest at 8%, due in installments in January and May 2009, secured by land. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand.	377,000	386,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the members.	268,059	276,326

Note payable to the seller of Hot Oil Express, non-interest bearing, due in annual installments of $100,000 through March 2011, unsecured. Imputed interest is not significant. (The Company purchased fixed assets from Hot Oil Express during 2008.)	100,000	100,000

	March 31, 2011	December 31, 2010
Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	153,913	155,980

Notes payable to a vehicle finance company, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	191,700	154,763

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	365,888	411,072

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning 12/23/2010, forty-seven monthly consecutive principal and interest payments of $23,290.52, beginning 2/23/2011, and one final principal and interest payment of $23,315.49 due on 1/23/2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and stockholders of the Company, subject to financial covenants.	962,348	1,000,000

Other notes payable.	4,000	4,000

Total	13,338,328	13,464,797
Less current portion	(3,560,768)	(3,107,122)

Long-term debt, net of current portion	$9,777,560	$10,357,675

Aggregate maturities of debt are as follows:

Twelve Months Ending March 31,

2012	$3,560,768
2013	2,787,086
2014	2,385,839
2015	2,432,321
2016	472,314
Thereafter	1,700,000

Total	$13,338,328

Note 6 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as other current assets, is as follows:

	Year ended December 31, 2010
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$306,364	$454,090	$(58,163)	$(336,505)	$365,786

	Three months ended March 31, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$365,786	$27,786	$(160,465)	$-	$233,107

Net unrealized holding losses on available-for-sale securities in the amount of ($132,679) for the three months ended March 31, 2011, have been included in accumulated other comprehensive income.

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total

Marketable Securities	$365,786	$-	$-	$365,786

	Three months ended March 31, 2011
	Level 1	Level 2	Level 3	Total

Marketable Securities	$233,107	$-	$-	$233,107

Note 8 – Income Taxes

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

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes.  The reasons for this effective tax rate difference for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Computed expected tax expense	$481,006	$106,085

Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	73,093	-
Deferred Tax Liabilities due to Change in Tax Status	-	100,629
Nondeductible differences	(27,945)	-
Other	3,481	(3,594)

Provision for income taxes	$529,635	$203,120

Note 9 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through November 2013.  Future minimum lease commitments are as follows:

Twelve Months Ending March 31,
2012	$148,650
2013	38,500
2014	20,000
Total	$207,150

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(34,623)
Net Assets Under Capital Leases	$420,470

The following is a summary of the future minimum lease payments under capital leases as of March 31, 2011:

Twelve Months Ending March 31,	Minimum Lease Payment
2012	$200,173
2013	142,534
2014	42,239
Total minimum lease payments	384,946
Less: Interest	(19,057)
Net minimum lease payments	365,889
Less: Current portion	(186,489)
Long-term portion of minimum lease payments	$179,400

Note 10 – Stockholder’s Equity

2010 Option Plan

On July 27, 2010 the Company’s Board of Directors adopted the Company’s 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares.  The number of shares subject to the 2010 Plan may be reset each year, commencing January 1, 2012, based on the number of shares of stock then outstanding.

Through March 31, 2011 the Company had granted options to acquire a total of 1,975,000 shares of common stock granted pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan.  Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction.  The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction.  Of these shares, 225,000 shares vested immediately upon grant and the remaining 750,000 shares vest ratably over the term of the options.  Subsequently, options to acquire 1,000,000 shares of common stock was granted and the exercise price was based on the ten day average closing price of the Company’s common stock prior to the grant date.  These 1,000,000 shares vest ratably over the term of the options.

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

For the three months ended March 31, 2011 the company recognized expense (through operating expense as general and administrative expense) of $49,681.  As of March 31, 2011 the Company has recognized accumulated, total expenses of $391,958 and unrecognized expense of $274,848 associated with these options.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013.  Of these, all but 140,431 have expired as of December 31, 2010 for failure to meet established performance goals or as a result of termination of employment.  As of December 31, 2010, the Company did not have any unrecognized expense associated with these options.

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

As the Merger Transaction occurred on July 27, 2010, the stock compensation expense associated with these 350,000 options was not recognized by the Company on its consolidated financial statements; the expense was recognized by Aspen Exploration prior to the merger.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at June 30, 2010*	490,431	$0.96	4.01
Granted	1,975,000	0.49
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at December 31, 2010	2,465,431	$0.58	3.33
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at March 31, 2011	2,465,431	$0.58	3.08

Exercisable at June 30, 2010	140,431	$2.14	2.57
Exercisable at December 31, 2010	1,298,764	$0.49	3.33
Exercisable at March 31, 2011	1,298,764	$0.49	3.08

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2010*	350,000	$0.41
Granted	1,975,000	0.34
Vested	(1,158,333)	0.47
Forfeited	-	-

Nonvested at December 31, 2010	1,166,667	$0.34
Granted	-	-
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2011	1,166,667	$0.34

*Note: Options prior to the merger acquisition on July 27, 2010 were reported on a fiscal year period from July 1 through June 30.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three month periods ended March 31, 2011 and 2010, and our financial condition, liquidity and capital resources as of March 31, 2011, and December 31, 2010. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Company Overview and Overview of the Information Presented

The Company was incorporated as Aspen Exploration Corporation under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties.  Historically, and through its fiscal year ended June 30, 2009, Aspen was engaged in a broad range of activities associated with the development of oil and natural gas reserves primarily in the Sacramento Valley in California, and in the East Poplar Field in Montana.

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

Enservco primarily conducts its business operations through two subsidiaries: Dillco and Heat Waves Hot Oil Service LLC (“Heat Waves”).  However, certain assets utilized by Enservco in its business operations are owned by other subsidiary entities.  Dillco and Heat Waves provide oil field services to the domestic onshore oil and natural gas industry.  These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services.  The Company currently operates in:

●	southwestern Kansas and northwestern Oklahoma,
●	northeastern Utah,
●	northern New Mexico,
●	southern Wyoming and Colorado (D-J Basin and Niobrara formation), and
●	northwestern West Virginia and southwest Pennsylvania in the Marcellus Shale region.

The Company is currently exploring opportunities to provide services in the Bakken formation in North Dakota.  The Company is also seeking to expand its operations in the areas where it currently operates.  Providing services in new areas and expanding services in existing service areas will require additional capital which the Company does not currently have and as to which there is no assurance that the Company will be able to acquire it on reasonable terms.

Going forward the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.

Accounting Treatment of the Merger

The Merger Transaction, by which Dillco became a wholly-owned subsidiary of Enservco, was treated as a "reverse acquisition" for accounting purposes. In a reverse acquisition, although Aspen was considered to be the "legal acquirer" (that is, Aspen (now Enservco Corporation) survived as the parent corporation), Dillco was the "accounting acquirer" (that is because Dillco's and its subsidiaries' business was undeniably the more significant business). As a result, Dillco's financial statements became the financial statements of the surviving company. Aspen's financial condition is additive to Dillco's financial statements for the period following the Merger Transaction.

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

Dillco’s fiscal year end is December 31, 2010 whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30.  Because Dillco was the accounting acquirer the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31.  Thus, starting with its Form 10-Q filed for the quarter ended September 30, 2010, the Company is now filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen.  Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

The financial statements included in this report are for Enservco’s three month periods ended March 31, 2011 and 2010 and include Aspen’s financial statements only as a result of, and subsequent to, the Merger Transaction. As such, the following management’s discussion and analysis is with respect to Enservco’s three months ended March 31, 2011, and the corresponding period(s) in the previous fiscal year.  Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the Three Months ended March 31, 2011 and 2010

The following tables show the increases (decreases) for the periods noted.  Please see information following the tables for management’s discussion of significant increases (decreases).

	For the Three Months Ended
	March 31,
	2011	% of Revenue	2010	% of Revenue	Increase (Decrease)
	(Unaudited)		(Unaudited)

Revenues	$9,261,521	100%	$5,874,570	100%	$3,386,951
Cost of Revenue	5,797,434	63%	4,195,013	71%	1,602,421
Gross Profit	3,464,087	37%	1,679,557	29%	1,784,530

Operating Expenses
General and administrative expenses	748,904	8%	485,205	8%	263,699
Depreciation and amortization	1,080,607	12%	947,781	16%	132,826
Total operating expenses	1,829,511	20%	1,432,986	24%	396,525

Income from Operations	1,634,576	18%	246,571	4%	1,388,005
Other (Expense) Income	(219,853)	(2%)	65,443	1%	(285,296)
Income Before Income Tax Expense	1,414,723	16%	312,014	5%	1,102,709

Income Tax Expense	529,635	6%	203,120	3%	326,515
Net Income	$885,088	10%	$108,894	2%	$776,194

EBITDA:
Net Income	$885,088	$108,894	$776,194
Add Back:
Interest Expense	180,311	190,181	(9,870)
Provision for income taxes	529,635	203,120	326,515
Depreciation and amortization	1,080,607	947,781	132,826
EBITDA	$2,675,641	$1,449,976	$1,225,665

Income Per Common Share:
Basic	$0.04	$0.01
Fully Diluted	$0.04	$0.01

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866	14,519,244
Fully Diluted	22,397,806	14,519,244

Although Enservco is not required to disclose its business operations by segment within the notes of its financial statements, we believe that such information may be useful to readers of our financials. The following table sets forth revenue information for the Company’s three service offerings during the three month periods ending March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$-	$44,376
Continuing Locations (6)	2,369,036	1,348,880
	2,369,036	1,393,256
Well Enhancement Services (2)
Closed Locations (6)	-	451,169
Continuing Locations (6)	6,657,366	3,749,188
	6,657,366	4,200,357

Well Site Construction and Roustabout Services	235,119	280,957
Total Revenues	$9,261,521	$5,874,570

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue information for the Company’s three geographic regions during the three month periods ending March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$4,686,710	$1,894,739
Rocky Mountain Region (4)
Closed Locations (6)	-	441,869
Continuing Locations (6)	1,768,544	1,170,831
	1,768,544	1,612,700
Central USA Region (5)
Closed Locations (6)	-	53,676
Continuing Locations (6)	2,806,267	2,313,455
	2,806,267	2,367,131

Total Revenues	$9,261,521	$5,874,570

Notes to tables:
(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)
Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.

(4)	Consists of Western Colorado and Northeastern Utah. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of Southwestern Kansas, Northwestern Oklahoma, Eastern Colorado and Northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Closed locations are those locations where services have been discontinued as of March 31, 2011. Open locations are those where services are continuing.

Revenues:

The approximately $3.4 million or 58% increase in revenues in the first three months of 2011 compared to the same period in 2010 was primarily a result of our closing marginal locations in 2010 and redeploying assets to initiate operations (fluid management and well enhancement) in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia).  As such throughout the 2011 period the Company was actively providing services to various well owners and operators in this region whereas during the 2010 period the Company had just begun operations in this region and was still establishing its customer base.

Also, it should be noted that except for the construction and roustabout services within our Central USA Region, all segment revenues increased during 2011 as compared to 2010 for all geographical locations due to increased services with existing customers as well as new customers gained during the period.  Overall, management is optimistic about the potential overall growth of our Central USA Region because the Company was able to acquire new water hauling and well enhancement service contracts in that region as a result of new customers in Q1 2011.  With these new customers and contracts, which the Company expects will result in approximately $1 million in new revenues during fiscal year 2011, we were able to match and exceed the slight reduction in well-site construction and roustabout services resulting in us successfully maintaining our market share within that region.  Management is also investigating relocating the construction equipment to other basins where there is potentially more demand being generated by our customers or possibly selling the equipment.

We believe our operations in the Marcellus Shale region will continue to positively impact revenues in future months.  Although the demand for certain of the services we provide in the Marcellus Shale region is seasonal, with higher demand during colder months, the Company believes demand for its water hauling services will not be as cyclical and to the extent improving economic conditions or other factors lead to an increase in oil and gas drilling operations, our water hauling operations may be increased as well.  We also believe that our planned expansion of operations in the Niobrara region of south-central Wyoming and anticipated initiation of operations in the Bakken in North Dakota will also have a positive impact on revenues in the near future if we are able to acquire additional equipment necessary for those expansions (as to which there can be no assurance).

Costs of Revenues and Gross Profit:

Gross profit for the three months ended March 31, 2011 nearly doubled compared to the same period in 2010 and increased by approximately 8 points as a percentage of revenues. The primary reason for this improvement in profitability was the impact of high gross profit margins for the services we provided in the Marcellus Shale region.  As noted above, we provided a greater amount of services in the 2011 period in this region versus the 2010 period.

In addition, the Company reduced the cost of revenues, as a percentage of revenues, and thereby increased gross profit by implementing cost controls during 2009 in response to the industry slowdown.  The full impact of these cost controls was felt in mid to late 2010 and continued through the first quarter of 2011.  The most significant results of these cost controls were:

(1)	a reduction in labor costs due to policies enacted restricting overtime and unbillable “shop” time;
(2)
a decrease in worker’s compensation insurance premiums due to a decrease in our experience modification factor arising from an increased attention to worker safety and therefore a reduction in the number of accidents;

(3)	a decrease in equipment insurance expenses resulting from renewing policies at lower rates; and
(4)	obtaining discounts through major vendors for heavily used goods such as diesel and propane.

The increase in profitability was partially offset by costs we incurred in establishing our operations in the Marcellus Shale region which included additional costs for site rental and from importing operators from outside of Pennsylvania since we were not able to identify local drivers experienced in operating frac heaters.  We have initiated a significant hiring and training program that will reduce our reliance on non-local drivers going forward.

General and Administrative Expenses:

Although constant as a percentage of revenues, the dollars spent on our general and administrative expenses increased significantly for the three months ended March 31, 2011 as compared to the same period in 2010.  This increase was primarily a result of continuing expenses we directly or indirectly incur as a result of the Merger Transaction and the costs incurred by the Company to assume and comply with obligations and activities associated with being a public company.

Approximately $50,000 of the increase is due to recognizing expense related to the granting of stock options and warrants to employees, members of the Board of Directors and our investor relations firm during the year.  Another $40,000 of expenses is related to the Merger Transaction and other obligation and activities associated with being a public company such as new D&O insurance premiums, fees paid to members of our Board of Directors (starting in the third quarter of 2010) and legal and accounting fees.  An additional $95,000 of expenses is related to costs incurred to comply with SEC reporting obligations and associated other legal and accounting fees subsequent to the Merger Transaction.  In addition, we incurred approximately $100,000 of additional salary, bonus, and benefit costs during the first quarters of 2011 as a result of hiring of a new President/COO and a new Corporate Controller in the third quarter of 2010.

Depreciation and Amortization:

Our depreciation and amortization expenses increased slightly for the three month period ended March 31, 2011 when compared to the comparable period in 2010 due mainly to approximately $800,000 in property and equipment purchases during the first quarter of 2011.

Results of Operations:

As discussed within the Revenues and Costs of Revenues and Gross Profit sections above, we noted that the significant increase of approximately $1.4 million in our income from operations during the first quarter of 2011, as compared to the same period during 2010, was a result of our closing marginal locations in 2010 and redeploying assets to the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) starting in December 2009, as well as decreased costs due to the cost control initiatives implemented by management in 2009 and 2010 which had full impact by late 2010 and through the beginning of 2011.

It should also be noted, however, that because of the seasonality of our frac heating and hot oil business, the second and third quarters of the year are historically our least profitable quarters, which have historically resulted in net operating losses for the majority of those periods.  Management is optimistic about our ability to continue to show positive results from operations, or at least a decrease in net losses from operations for future periods, as we are currently searching for and implementing operational modifications and strategies to address the seasonality of our operations through increased water hauling capacity and our efforts to expand into other geographic markets with a longer heating season; e.g. expected expansion into the Niobrara region of south-central Wyoming and exploring opportunities in the Bakken formation in North Dakota.

Income Taxes:

The increases in the income tax expense for the three months ending March 31, 2011 as compared to the same period during 2010 was due to the income tax provision from the Company’s significant net income before taxes of approximately $885,000 as recognized during the first quarter of 2011 as compared to net income of approximately $110,000 in the same period during 2010.

Adjusted EBITDA:

The following table sets forth a reconciliation from the Company’s Net Income to Adjusted EBITDA:

	For the Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)

Net Income	$885,088	$108,894	$776,194
Add Back:
Interest Expense	180,311	190,181	(9,870)
Provision for income taxes	529,635	203,120	326,515
Depreciation and amortization	1,080,607	947,781	132,826
EBITDA	2,675,641	1,449,976	1,225,665
Add Back (Deduct):
Stock-based compensation	49,681	-	49,681
(Gain) loss on disposal of equipment	44,286	(7,125)	51,411
Unrealized derivative gain	-	(13,078)	13,078
Interest and other income	(4,744)	(235,421)	230,677
Adjusted EBITDA*	$2,764,864	$1,194,352	$1,570,512

*Note:  See below for discussion of the use of non-GAAP financial measurements.

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

Adjusted EBITDA increased by approximately $1.6 million for the three months ended March 31, 2011 as compared to the same period in 2010.  The major components causing the positive change to Adjusted EBITDA were 1) an increase in net income due to an increase in Revenues, primarily due to redeploying our assets to initiate operations in the southern region of the Marcellus Shale formation as discussed in the Revenues section above, and 2) a reduction in Cost of Revenues during the same period due to an improvement in profitability from the impact of high gross profit margins for our services the Marcellus Shale region and due to the implementation of cost controls in response to the industry slowdown as discussed in the Costs of Revenues & Gross Profit section above.

Liquidity and Capital Resources:

The following table summarizes our statement of cash flows for the periods ended March 31, 2011 and 2010 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	March 31,
	2011	2010	Increase (Decrease)
	(Unaudited)	(Unaudited)

Net cash provided (used) in operating activities	$2,340,846	$(25,867)	$2,366,713
Net cash (used) provided in investing activities	(699,404)	360,990	(1,060,394)
Net cash used in financing activities	(1,322,752)	(117,653)	(1,205,099)
Net Increase in Cash and Cash Equivalents	318,690	217,470	101,220

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486	1,489,321

Cash and Cash Equivalents, End of Period	$1,956,497	$365,956	$1,590,541

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2011 and December 31, 2010:

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
	(Unaudited)

Current Assets	$7,804,724	$7,375,954	$428,770
Total Assets	22,674,160	22,620,876	$53,284
Current Liabilities	5,838,554	6,223,475	$(384,921)
Total Liabilities	17,215,293	18,015,432	$(800,139)
Working Capital (Current Assets net of Current Liabilities)	1,966,170	1,152,479	$813,691
Stockholders’ equity	5,458,867	4,605,444	$853,423

We currently rely on cash generated from operations, borrowings under our credit facility and the cash that became available to us as a result of the Merger Transaction to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

At March 31, 2011, we had no borrowings under our $2.0 million asset based, revolving credit facility that could be used for working capital purposes and planned capital expenditures.  Our ability to fund our current operations and planned 2011 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender, and our ability to raise outside capital.  Based on our existing operating performance and our discussions with our primary lender regarding funding of future equipment fabrication, as well as other advisors, we believe we will have adequate funds to meet operational and capital expenditure needs well into fiscal year 2011, although we may need to raise additional capital during the second half of 2011 in order to meet our current forecasted capital expenditures (which likely will be required for the Company to significantly expand its operations).  If our estimates turn out to be inaccurate, or we are unable to raise additional capital, the Company will likely adjust its expenditures and curtail certain of its planned operations.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios.  The first measurement date for these covenants was December 31, 2010.  The Company was able to meet all covenants at December 31, 2010 and at March 31, 2011, and the Company currently believes it will be able to satisfy these covenants through 2011.

As of March 31, 2011, our working capital increased approximately 70% from the same period in 2010 or  approximately $0.8 million.  There were various offsetting components contributing to the increase.  The major components causing the positive change to our working capital were –

Factors that increased our working capital -
1.
An increase of cash by $1.6 million due to a) approximately $0.4 million remaining from the $1.0 million draw on the new equipment loan facility with our primary lender which was entered into in order to fund capital expenditures in late 2010 and early 2011 (the accompanying increase in our debt is reflected on our balance sheet as a long term liability), b) approximately $0.7 million received from customers due to the high monthly revenues in December 2010 and Q1 2011, and c) approximately $0.6 million from the receipt of Aspen and Dillco Income Tax refunds in Q1 2011;

2.
An increase in accounts receivable of $1.6 million due primarily to the revenues earned from our heating and water hauling operations initiated in the Marcellus Shale region in late 2010 and early 2011;

3.
An increase of $130,000 in prepaid expenses and other currents assets resulting primarily due to the Heat Waves & Dillco insurance renewal in Q1 2011 (an increase of $280,000) offset by a decrease of $135,000 in the value of investments acquired during the Merger Transaction due to unrealized losses at March 31, 2011;

4.	An decrease in the related party payables balance of $135,000 due to a final payment of the balance during the period; and
5.	A decrease in the outstanding balance on our revolving line of credit of approximately $2.0 million.

Factors that had a negative effect on our working capital -
1.	A decrease in the income tax receivable balance of approximately $200,000 due to the Dillco tax refund received in early 2011;
2.
An increase in accounts payable of approximately $340,000 due to the timing of expenses incurred during the beginning of the heating season (e.g. propane, diesel, travel, and other cost of goods in late 2010 and early 2011);

3.	An increase in income taxes payable of $400,000 due to the provision for income taxes recognized in 2011;
4.
An increase in accrued expenses of approximately $290,000 due to a) the accrual related to the  2010 - 2011 manager and hourly bonus plans, which was enacted November 2010 of approximately $110,000,      b) accrued interest on our subordinated debt of approximately $60,000, and c) an increase in accrued payroll and vacation of approximately $120,000 due to timing of year-end and additional employees hired in the second half of 2010; and

5.
An increase in the current portion of long-term debt of $2.5 million due to a) approximately $200,000 for the current portion of long-term debt associated with the $1.0 million draw on the equipment loan, and b) an increase of approximately $2.3 million in the current portion of long-term debt as a result of principal that will become due beginning in July of 2011 on the Company’s $9.1 million term loan with our primary lender. (There were no current maturities at March 31, 2010 on this term loan as payments are interest only until June 2, 2011. Beginning July 2011, fixed monthly payments for this term loan begin and a one-time $1 Million dollar pay-down is required.)

Investing and Financing Activities:

Our capital expenditures for the first quarter of 2011 were approximately $800,000 as compared to approximately $200,000 during the same period in 2010.  In order to fund some of our capital expenditures we sold and disposed of obsolete or retired trucks and equipment through several transactions during the three months ended March 31, 2011 and 2010 resulting in proceeds of approximately $40,000 and $555,000, respectively.  Thus the significant change from cash provided from investing activities in 2010 to cash used for investing activities in 2011.

As of December 31, 2010 we had outstanding purchase orders of approximately $750,000 for heating and other units to meet the demand of our customers in the Marcellus Shale region.  As expected, we purchased most of this equipment in the first quarter of 2011.  At this time we have no executed commitments for additional expenditures for the remaining quarters in 2011.  However, we may decide to purchase some additional equipment in 2011 provided we have the resources to do so and it is economically feasible.

The significant cash used in financing activities for the first quarter of 2011 is explained by four major events which occurred during Q1 2011 and Q1 2010.  The first event, which occurred in Q1 2011, was management’s decision to pay off the entire line of credit balance with our major financial institution, a net payment of approximately $1.1 million.  The other three events, all occurring in Q1 2010, were 1) a $1.2 million additional related party subordinated debt agreement entered into as part of the company’s 2010 debt restructuring, 2) a significant distribution of approximately $600,000 to a stockholder, and 3) repayment of long-term debt approximating $1.4 million as part of the 2010 debt restructuring.  All of these events resulted in a $1.0 million change in the cash used for financing activities.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of March 31, 2011 consisted of the Term Loan, the Line of Credit, the Equipment Loan, as well as certain capital and operating leases, and related party subordinated debt.  Amounts due under those commitments and obligations are summarized in the notes to the financial statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward in 2011 the Company hopes to expand its business operations, including by potentially expanding its operations into new regions of the country, acquiring additional equipment and to increase the volume of services we currently offer, expanding the services if offers to its customers, and/or engaging in strategic transactions with companies that offer services that are similar or complimentary to those that the Company offers. As described elsewhere, the Company is exploring opportunities to provide services to companies operating in the Bakken formation in North Dakota.  The Company is also seeking to expand its operations in the areas where it currently operates, including in the Niobrara region of south-central Wyoming.  Providing services in new areas and expanding services in existing service areas will require additional capital which the Company does not currently have and as to which there is no assurance that the Company will be able to acquire it on reasonable terms.

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

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period.  Amortization expense is expected to be recognized through June 2013.

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

The fair value of substantially all marketable securities is determined in reference to quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Income Taxes

Enservco LLC (which served as the holding company for the Company’s various operating entities until the time of the Merger Transaction in July 2010) and its subsidiaries, with the exception of Dillco (which is a C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes.  On January 1, 2010 Enservco LLC elected to be taxed as a corporation.  Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Aspen (the current parent (or holding) company for the Company’s operations and assets).

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2010.  The Company files tax returns in the United States, in the states of Colorado, Kansas, Pennsylvania and Utah. The tax years 2007 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value

The Company has adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis.  The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill.  The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A.  RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2010, which risk factors are incorporated herein.  There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011 the Company did not engage in, or effect, any unregistered sales of equity securities.

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

ENSERVCO CORPORATION

Date: May 6, 2011	/s/ Michael D. Herman
Michael D. Herman, Chief Executive Officer

Date: May 6, 2011	/s/ Rick D. Kasch
Rick D. Kasch, Chief Financial Officer