Form 10-Q
period 2011-06-30
Enservco Corp
filed 2011-08-15
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

MARK ONE
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common stock, $.005 par value	21,778,866

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,695,279	$1,637,807
Accounts receivable, net	2,855,600	4,101,331
Prepaid expenses and other current assets	794,960	681,307
Inventories	299,204	300,527
Income taxes receivable	-	634,941
Deferred tax asset	93,694	20,041
Total current assets	5,738,737	7,375,954

Property and Equipment, net	14,216,914	14,452,298
Non-Competition Agreements, net	300,000	420,000
Goodwill	301,087	301,087
Other Assets	61,149	71,537

TOTAL ASSETS	$20,617,887	$22,620,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,537,370	$2,066,353
Line of credit borrowings	-	1,050,000
Current portion of long-term debt	4,054,876	3,107,122
Total current liabilities	5,592,246	6,223,475

Long-Term Liabilities
Subordinated debt – related party	1,700,000	1,700,000
Long-term debt, less current portion	7,141,258	8,657,675
Deferred income taxes, net	1,472,786	1,434,282
Total long-term liabilities	10,314,044	11,791,957
Total liabilities	15,906,290	18,015,432

Stockholders’ Equity
Common and preferred stock. $.005 par value Authorized: 100,000,000 common shares and 10,000,000 preferred shares Issued: 21,882,466 common shares and -0- preferred shares Treasury Stock: 103,600 common shares Issued and outstanding: 21,778,866 common shares and -0- preferred shares at June 30, 2011 and December 31, 2010	108,894	108,894
Additional paid-in-capital	5,645,041	5,489,823
Retained deficit	(1,115,228)	(1,150,011)
Accumulated other comprehensive income – investment securities	72,890	156,738
Total stockholders’ equity	4,711,597	4,605,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,617,887	$22,620,876

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,470,679	$3,345,640	$13,732,200	$9,220,210

Cost of Revenue	3,788,550	2,946,094	9,666,788	7,141,107

Gross Profit	682,129	399,546	4,065,412	2,079,103

Operating Expenses
General and administrative expenses	707,377	380,589	1,390,410	865,794
Depreciation and amortization	1,128,865	971,935	2,194,539	1,919,716
Total operating expenses	1,836,242	1,352,524	3,584,949	2,785,510

Income (Loss) from Operations	(1,154,113)	(952,978)	480,463	(706,407)

Other (Expense) Income
Interest expense	(171,965)	(169,371)	(352,276)	(359,552)
(Loss) gain on disposals of equipment	-	-	(44,286)	7,125
Unrealized derivative gain	-	(13,078)	-	-
Interest and other (expense) income	(42,454)	(152,057)	(37,710)	83,364
Total other (expense) income	(214,419)	(334,506)	(434,272)	(269,063)

Income (Loss) Before Income Tax Expense	(1,368,532)	(1,287,484)	46,191	(975,470)

Income Tax Benefit (Expense)	518,229	503,581	(11,406)	300,461

Net Income (Loss)	$(850,303)	$(783,903)	$34,785	$(675,009)

Other Comprehensive Income Unrealized losses on investment securities, net of tax	(2,504)	-	(83,848)	-

Comprehensive Income (Loss)	$(852,807)	$(783,903)	$(49,063)	$(675,009)
Earnings per Common Share

Income (Loss) Per Common Share – Basic	$(0.04)	$(0.05)	$0.00	$(0.05)
Income (Loss) Per Common Share –Diluted	$(0.04)	$(0.05)	$0.00	$(0.05)

Basic weighted average number of common shares outstanding (on an equivalent basis)	21,778,866	14,519,244	21,778,866	14,519,244
Add: Dilutive shares assuming exercise of options and warrants	-	-	651,502	-
Diluted weighted average number of common shares outstanding (on an equivalent basis)	21,778,866	14,519,244	22,430,368	14,519,244

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$(850,303)	$(783,903)	$34,785	$(675,009)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,128,865	971,935	2,194,539	1,919,716
Loss (gain) on disposal of equipment	-	-	44,286	(7,125)
Deferred income taxes	(135,380)	(281,068)	(35,149)	(300,460)
Unrealized gain on derivatives	-	(127,655)	-	(140,733)
Stock-based compensation	59,184	-	108,865	-
Warrants issued in consideration to vendor	46,353	-	46,353	-
Unrealized loss on available-for-sale securities	925	-	52,260	-
Bad debt expense	-	121,047	345	121,047
Changes in operating assets and liabilities
Accounts receivable	1,859,097	1,338,478	1,245,386	377,575
Income taxes receivable	-	(222,513)	634,941	-
Inventories	(58,786)	(59,008)	1,323	44,621
Other current assets	10,016	35,606	(249,761)	(378,409)
Other non-current assets	(4,544)	(53,355)	10,389	43,679
Related party payable	-	64,995	-	-
Income taxes payable	(401,393)	-	-	-
Accounts payable and accrued expenses	(339,023)	111,514	(528,986)	85,304
Net cash provided in operating activities	1,315,011	1,116,073	3,559,576	1,090,206

INVESTING ACTIVITIES
Purchases of property and equipment	(1,134,034)	(381,222)	(1,870,701)	(575,357)
Proceeds from sales of equipment	-	-	38,787	555,125
Net cash used in investing activities	(1,134,034)	(381,222)	(1,831,914)	(20,232)

FINANCING ACTIVITIES
Net line of credit borrowings	-	(271,529)	(1,050,000)	385,085
Proceeds from issuance of long-term debt	-	9,100,000	-	10,300,000
Distributions to members	-	265	-	(568,979)
Contributions from members	-	-	-	13,420
Repayment of long-term debt	(442,195)	(9,003,166)	(620,190)	(10,421,609)
Net cash used in financing activities	(442,195)	(174,430)	(1,670,190)	(292,083)

Net (Decrease) Increase in Cash and Cash Equivalents	(261,218)	560,421	57,472	777,891

Cash and Cash Equivalents, Beginning of Period	1,956,497	365,956	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$1,695,279	$926,377	$1,695,279	$926,377

Supplemental cash flow information consists of the following:
Cash paid for interest	$157,605	$216,926	$323,556	$378,122
Cash paid for taxes	$-	$-	$-	$-

Supplemental Disclosure of Investing and Financing Activities:
Non-cash commitments entered into for leases	$-	$-	$51,526	$-

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

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Enservco LLC, Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HES Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2010 and June 30, 2011 and the results of operations for both the three and six months ending June 30, 2011 and 2010.  As noted elsewhere in this report, any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction.  References to Enservco and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

It should be noted that certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) Article 10 of Regulation S-X, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010 as included in the Company’s annual report in Form 10K for its fiscal year ended December 31, 2010.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of June 30, 2011 the Company has recorded an allowance for doubtful accounts of $109,792.  For the three and six months ended June 30, 2011 the Company recorded bad debt expense of $-0- and $345, respectively.  For the three and six months ended June 30, 2010 the Company recorded bad debt expense of $121,047 and $121,047, respectively.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as operating leases. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The Company has entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets and associated liabilities are separately identified in the balance sheet. The assets are classified as Property and Equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during both the three and six month periods ended June 30, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue when services are provided and collection is reasonably assured.  It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year.  Therefore, the Company believes that, the revenues recognized for the three and six month periods ended June 30, 2011 and 2010 are not indicative of the annual or quarterly revenues through the remainder of the fiscal year.

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

As of June 30, 2011 and December 31, 2010, the Company had outstanding Stock-based Option Awards and Warrants of 2,650,000 and 2,550,000 shares, respectively, to acquire an aggregate of Company common stock, which have a potentially dilutive impact on earnings per share.  Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended June 30, 2011 nor for the year ended December 31, 2010.  For the six months ended June 30, 2011, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share, which had a dilutive impact on the Company’s earnings per share, was 651,502 shares.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 3).  Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.  No impairment charge was recorded during both the three and six month periods ended June 30, 2011 and 2010.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of December 31, 2010.  The Company files income tax returns in the United States and in the states in which it conducts its business operations. The tax years 2007 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Stock-based Compensation

    The Company accounts for stock-based compensation in accordance with current accounting standards which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards. The effect of this guidance is described in Note 10.

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

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of June 30, 2011:

Non-competition agreements - net, at January 1, 2010	$660,000
Amortization for the year ended December 31, 2010	(240,000)
Non-competition agreements - net, at December 31, 2010	420,000
Amortization for the six months ended June 30, 2011	(120,000)
Non-competition agreements - net, at June 30, 2011	$300,000

Amortization expense for the three and six months ended June 30, 2011 and 2010 totaled $60,000 and $120,000, respectively.

Amortization expense on these non-competition agreements for each of the next three years will be as follows:

Twelve Months Ending June 30,

2012	$240,000
2013	60,000
2014	-
Total	$300,000

Note 4 - Property and Equipment

Property and equipment consists of the following:

	For the period ended,
	June 30, 2011	December 31, 2010

Trucks and vehicles	$19,835,410	$17,957,278
Other equipment	2,934,135	2,807,165
Buildings and improvements	1,964,050	1,717,618
Trucks in process	788,855	1,287,536
Capitalized truck leases	455,093	455,093
Land	578,420	521,420
Disposal wells	620,104	590,802
Total property and equipment	27,176,067	25,336,912
Accumulated depreciation	(12,959,153)	(10,884,614)

Property and equipment - net	$14,216,914	$14,452,298

Depreciation expense for the three months ended June, 2011 and 2010 totaled $1,068,865 and $911,935, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 totaled $2,074,539 and $1,799,716, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	For the period ended,
	June 30, 2011	December 31, 2010
Term Loan entered into as part of the debt refinancing in June 2010.	$8,902,151	$9,049,383

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,700,000	1,700,000

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	109,976	227,273

Note payable to the seller of Heat Waves, interest at 8%, due in installments in January and May 2009, secured by land. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand.	368,000	386,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the Company’s stockholders.	259,742	276,326

Note payable to the seller of Hot Oil Express, non-interest bearing, due in annual installments of $100,000 through March 2011, unsecured. Imputed interest is not significant. (The Company purchased fixed assets from Hot Oil Express during 2008.)	-	100,000

	June 30, 2011	December 31, 2010
Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	151,872	155,980

Notes payable to a vehicle finance company, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	174,512	154,763

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	320,137	411,072

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning 12/23/2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning 2/23/2011, and one final principal and interest payment of $23,315 due on 1/23/2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	905,744	1,000,000

Other notes payable.	4,000	4,000

Total	12,896,134	13,464,797
Less current portion	(4,054,876)	(3,107,122)

Long-term debt, net of current portion	$8,841,258	$10,357,675

Aggregate maturities of debt are as follows:

Twelve Months Ending June 30,

2012	$4,054,876
2013	2,530,010
2014	2,392,205
2015	2,209,968
2016	9,075
Thereafter	1,700,000

Total	$12,896,134

Note 6 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as current assets within prepaid expenses and other current assets, is as follows:

	Year ended December 31, 2010
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$306,364 -	$454,090	$(58,163)	$(336,505)	$365,786

	Six months ended June 30, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$365,786 -	$33,698	$(169,806)	$-	$229,678

Net unrealized holding losses on available-for-sale securities in the amount of ($136,108) for the six months ended June 30, 2011, have been included in accumulated other comprehensive income.

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Marketable Securities	$365,786	$-	$-	$365,786

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Marketable Securities	$229,678	$-	$-	$229,678

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

Total income tax expense from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes.  The reasons for this effective tax rate difference for the six months ended June 30, 2011 are as follows:

Six Months Ended
June 30,2011

Computed expected tax expense	$15,705

Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	3,233
Other	(7,532)

Provision for income taxes	$11,406

Note 9 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through June 2016.  Future minimum lease commitments are as follows:

Twelve Months Ending June 30,
2012	$192,200
2013	108,000
2014	90,500
Thereafter	162,500
Total	$553,200

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(50,876)
Net Assets Under Capital Leases	$404,217

The following is a summary of future minimum lease payments under capital leases as of June 30, 2011:

Twelve Months Ending June 30,	Minimum Lease Payment
2012	$200,173
2013	113,736
2014	20,994
Total minimum lease payments	334,903
Less: Interest	(14,766)
Net minimum lease payments	320,137
Less: Current portion	(188,834)
Long-term portion of minimum lease payments	$131,303

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

Through June 30, 2011 the Company had granted options to acquire a total of 2,250,000 shares of common stock pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan.  Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction.  The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction.  Of these shares, 225,000 shares vested immediately upon grant and the remaining 750,000 shares were vested one-third on the date of grant and the remaining two-thirds over a two year period.  Subsequently, options to acquire 1,275,000 shares of common stock were granted and the exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or ten day average closing price of the Company’s common stock prior to the grant date.  These 1,275,000 shares vest over two to three year periods with 333,333 shares vesting on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 107.0%, risk free interest rate of 0.82% and expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the six months ended June 30, 2011 the Company recognized expense (through operating expense as general and administrative expense) of $108,865.  As of June 30, 2011 the Company has recognized accumulated, total expenses of $451,142 and unrecognized expense of $386,706 associated with these options which will be recognized over a remaining average period of 2.8 years.

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

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at June 30, 2010*	490,431	$0.96	4.01
Granted	1,975,000	0.49
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at December 31, 2010	2,465,431	$0.58	3.33
Granted	275,000	0.84
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at June 30, 2011	2,740,431	$0.61	2.83

Exercisable at June 30, 2010	140,431	$2.24	2.57
Exercisable at December 31, 2010	1,298,764	$0.49	3.33
Exercisable at June 30, 2011	1,298,764	$0.49	2.75

The weighted average grant date fair value of options granted for the six months ended June 30, 2011 and 2010 was $171,042 and $39,818, respectively.

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2010*	350,000	$0.41
Granted	1,975,000	0.34
Vested	(1,158,333)	0.47
Forfeited	-	-

Nonvested at December 31, 2010	1,166,667	$0.34
Granted	275,000	0.62
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2011	1,441,667	$0.39

*Note: Options prior to the merger acquisition on July 27, 2010 were reported on a fiscal year period from July 1 through June 30.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2011 and 2010, and our financial condition, liquidity and capital resources as of June 30, 2011, and December 31, 2010. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our reports filed with the SEC under the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Enservco primarily conducts its business operations through two subsidiaries: Dillco and Heat Waves Hot Oil Service LLC (“Heat Waves”).  However, certain assets utilized by Enservco in its business operations are owned by other subsidiary entities.  Dillco and Heat Waves provide oil field services to the domestic onshore oil and natural gas industry.  These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services.  The Company currently operates in:

•	southwestern Kansas and northwestern Oklahoma,
•	northeastern Utah,
•	northern New Mexico,
•	southern Wyoming and Colorado (D-J Basin and Niobrara formation), and
•	northwestern West Virginia and southwest Pennsylvania in the Marcellus Shale region.

In addition to the above locations the Company is currently expanding services to companies who are operating in the Bakken and other formations in western North Dakota.  Going forward the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.

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

Dillco’s fiscal year end is December 31, 2010 whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30.  Because Dillco was the accounting acquirer, the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31.  Thus, starting with its Form 10-Q filed for the quarter ended September 30, 2010, the Company is now filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen.  Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

The financial statements included in this report are for Enservco’s three and six month periods ended June 30, 2011 and 2010 and include Aspen’s financial statements only as a result of, and subsequent to, the Merger Transaction. As such, the following management’s discussion and analysis is with respect to Enservco’s three and six months ended June 30, 2011, and the corresponding period(s) in the previous fiscal year.  Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the Three and Six Months ended June 30, 2011 and 2010

The following tables show the increases (decreases) for the periods noted.  Please see information following the tables for management’s discussion of significant increases (decreases).

	For the Three Months Ended
	June 30,
	2011	% of Revenue	2010	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$4,470,679	100%	$3,345,640	100%
Cost of Revenue	3,788,550	85%	2,946,094	88%
Gross Profit	682,129	15%	399,546	12%

Operating Expenses
General and administrative expenses	707,377	16%	380,589	11%
Depreciation and amortization	1,128,865	25%	971,935	29%
Total operating expenses	1,836,242	41%	1,352,524	40%

Loss from Operations	(1,154,113)	(26)%	(952,978)	(28)%
Other Expense	(214,419)	(5)%	(334,506)	(10)%
Loss Before Income Tax Expense	(1,368,532)	(31)%	(1,287,484)	(38)%

Income Tax Benefit	518,229	12%	503,581	15%
Net Loss	$(850,303)	(19)%	$(783,903)	(23)%

EBITDA*:
Net Loss	$(850,303)		$(783,903)
Add (Deduct):
Interest expense	171,965		169,371
Income tax benefit	(518,229)		(503,581)
Depreciation and amortization	1,128,865		971,935
EBITDA*	(67,702)		(146,178)
Add Back (Deduct):
Stock-based compensation	59,184		-
Warrants issued	46,353		-
(Gain) loss on disposal of equipment	-		-
Unrealized derivative gain	-		13,078
Interest and other income	42,454		152,057

Adjusted EBITDA*	$80,289		$18,957

Income Per Common Share:	$(0.04)		$(0.05)
Basic	$(0.04)		$(0.05)
Fully Diluted

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		14,519,244
Fully Diluted	21,778,866		14,519,244

*Note:  See below for discussion of the use of non-GAAP financial measurements.

	For the Six Months Ended
	June 30,
	2011	% of Revenue	2010	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$13,732,200	100%	$9,220,210	100%
Cost of Revenue	9,666,788	70%	7,141,107	77%
Gross Profit	4,065,412	30%	2,079,103	23%

Operating Expenses
General and administrative expenses	1,390,410	10%	865,794	9%
Depreciation and amortization	2,194,539	16%	1,919,716	21%
Total operating expenses	3,584,949	26%	2,785,510	30%

Income (Loss) from Operations	480,463	3%	(706,407)	(8)%
Other Expense	(434,272)	(3)%	(269,063)	(3)%
Income (Loss) Before Income Tax Expense	46,191	1%	(975,470)	(11)%

Income Tax (Expense) Benefit	(11,406)	(1)%	300,461	4%
Net Income (Loss)	$34,785	1%	$(675,009)	(7)%

EBITDA*:
Net Income (Loss)	$34,785		$(675,009)
Add (Deduct):
Interest Expense	352,276		359,552
Income Tax Expense (Benefit)	11,406		(300,461)
Depreciation and amortization	2,194,539		1,919,716
EBITDA*	2,593,006		1,303,798
Add Back (Deduct):
Stock-based compensation	108,865		-
Warrants issued	46,353		-
(Gain) loss on disposal of equipment	44,286		(7,125)
Unrealized derivative gain	-		-
Interest and other income	37,710		(83,364)

Adjusted EBITDA*	$2,830,220		$1,213,309

Income Per Common Share:	$0.00		$(0.05)
Basic	$0.00		$(0.05)
Fully Diluted

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		14,519,244
Fully Diluted	22,430,368		14,519,244

*Note:  See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the three and six month periods ending June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$-	$42,869
Continuing Locations (6)	2,297,385	1,705,506
	2,297,385	1,748,375
Well Enhancement Services (2)
Closed Locations (6)	-	138,348
Continuing Locations (6)	1,823,898	1,171,243
	1,823,898	1,309,591

Well Site Construction and Roustabout Services	349,396	287,674
Total Revenues	$4,470,679	$3,345,640

	For the Six Months Ended
	June 30,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$-	$87,245
Continuing Locations (6)	4,666,422	3,054,387
	4,666,422	3,141,632
Well Enhancement Services (2)
Closed Locations (6)	-	589,510
Continuing Locations (6)	8,481,263	4,920,289
	8,481,263	5,509,799

Well Site Construction and Roustabout Services	584,515	568,779
Total Revenues	$13,732,200	$9,220,210

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations.  Enservco only does business in the United States, in what it believes are three geographically diverse regions.  The following table sets forth revenue information for the Company’s three geographic regions during the three and six month periods ending June 30, 2011 and 2010:

	For the Three Months Ended
	June 30,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$632,340	$81,181
Rocky Mountain Region (4)
Closed Locations (6)	-	181,217
Continuing Locations (6)	1,029,362	630,047
	1,029,362	811,264
Central USA Region (5)
Closed Locations (6)	-	-
Continuing Locations (6)	2,808,977	2,453,195
	2,808,977	2,453,195

Total Revenues	$4,470,679	$3,345,640

	For the Six Months Ended
	June 30,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$5,327,082	$1,975,920
Rocky Mountain Region (4)
Closed Locations (6)	-	623,086
Continuing Locations (6)	2,797,880	1,800,878
	2,797,880	2,423,964
Central USA Region (5)
Closed Locations (6)	-	53,670
Continuing Locations (6)	5,607,238	4,766,656
	5,607,238	4,820,326

Total Revenues	$13,732,200	$9,220,210

Notes to tables:
(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)
Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.

(4)	Consists of Western Colorado, Northeastern Utah and Southeastern Wyoming. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of Southwestern Kansas, Northwestern Oklahoma, Eastern Colorado and Northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Closed locations are those locations where services have been discontinued as of June 30, 2011. Open locations are those where services are continuing.

Revenues:

For the three months ended June 30, 2011 and 2010 –

The approximately $1.1 million or 34% increase in revenues in the second quarter of 2011 as compared to the same period in 2010 was primarily a result of our closing marginal locations in 2010 and redeploying assets to initiate fluid management operations in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) beginning  in the second quarter in 2010.

Also, it should be noted that except for the construction and roustabout services within the Central USA Region, all segment revenues increased significantly during the 2011 period as compared to the same period in 2010 for all geographical locations due to increased demand for services from existing and new customers due primarily to the growth in the development of unconventional oil and gas wells.  Overall, management is optimistic about the potential overall growth of our Central USA Region as the Company was able to acquire new water hauling and well enhancement service contracts in the Central USA Region in the first quarter of 2011, which the Company expects will result in approximately $1.0 million in new revenues during fiscal year 2011.  Management is also investigating relocating the construction equipment to other basins where there is potentially more demand being generated by our customers in order to better period-over-period increases in these lines of service, or possibly selling the equipment.

For the reasons discussed under the Historical Seasonality of Revenues section below, the rate of increase of our revenues decreased significantly in the second quarter of 2011 as compared to the first quarter of 2011. Until we expand our service offerings to include non-seasonal services, to even out these seasonal fluctuations (which we are currently endeavoring to do), we can expect this seasonal decrease in demand to continue in our second and third quarter periods, with increased demand in our fourth and first quarter periods.

For the six months ended June 30, 2011 and 2010 -

The increase in revenues in the 2011 period of $4.5M or approximately 49% was primarily a result of the increase in well stimulation services resulting from the increase in revenues experienced in the Marcellus Shale region where the Company significantly increased the equipment deployed to this area.

We believe our operations in the Marcellus Shale region will continue to positively impact revenues in future months.  Although the demand for certain of the services we provide in the Marcellus Shale region is seasonal, with higher demand during colder months, the Company believes demand for its water hauling services will not be as cyclical and to the extent improving economic conditions or other factors lead to an increase in oil and gas drilling operations, our water hauling operations may be increased as well.  We also believe that our expansion of operations into the Niobrara region of south-central Wyoming and the Bakken in North Dakota will also have a positive impact on revenues in the near future.  We are currently in the process of completing the construction of shops in these locations and anticipate full operations by the end of the third quarter 2011.  We are in the process of completing the fabrication of equipment that will be distributed to these locations.

Historical Seasonality of Revenues

Because of the seasonality of our frac heating and hot oil business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year.  The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 60% or more of our total fiscal year revenues.  Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of our fiscal years.

Costs of Revenues and Gross Profit:

For the three months ended June 30, 2011 and 2010 –

The cost of revenues decreased as a percentage of revenue when compared to the same period in 2010.  The primary reason for this improvement in profitability was the impact of cost controls we implemented during prior periods in response to the industry slowdown. The most significant results of these cost controls were:

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

As a result of the increased revenues and decreased cost of revenues (as a percentage of revenues) we realized a $300,000 increase in gross profit or 300 basis points as a percentage of revenues for the 2011 period.

For the reasons discussed under the Historical Seasonality of Revenues section above, our cost of revenues as a percent of revenues increased in the second quarter of 2011 as compared to the first quarter of 2011, and gross profit decreased as a percentage of revenues for the same period. We anticipate that our cost of revenues as a percent of revenues will be higher during our second and third quarters until we expand our service offerings to include non-seasonal services, to even out these seasonal fluctuations (which we are currently endeavoring to do).

For the six months ended June 30, 2011 and 2010 -

Gross profit for the six months ended June 30, 2011 nearly doubled compared to the same period in 2010 and increased by approximately 7 points as a percentage of revenues. The primary reason for this improvement in profitability was the significant increase in services we provided in the Marcellus Shale region which resulted in a significant increase in gross profit.

In addition, the Company reduced the cost of revenues, as a percentage of revenues, and thereby increased gross profit by implementing cost controls during prior periods in response to the industry slowdown, as described above.  The full impact of these cost controls was felt in mid to late 2010 and continued through the second quarter of 2011.  See discussion above for the most significant drivers of these cost controls were.

General and Administrative Expenses:

For the three and six months ended June 30, 2011 and 2010 –

Although constant as a percentage of revenues, the dollars spent on our general and administrative expenses increased significantly for the three and six months ended June 30, 2011 as compared to the same period in 2010.  This increase was primarily a result of continuing expenses we directly or indirectly incur as a result of the Merger Transaction in July 2010 and the costs incurred by the Company to assume and comply with obligations and activities associated with being a public company.

Approximately $100,000 of the increase for the three months ended June 30, 2011 and approximately $150,000 of the increase for the six months ended June 30, 2011 is due to recognizing expense related to options and warrants granted in various periods to employees, members of the Board of Directors, our investor relations firm, and our investment banking advisory firm during the year.  Another $60,000 for the three months ended June 30, 2011 and another $120,000 for the six months ended June 30, 2011 is related to the Merger Transaction and other obligations associated with being a public company such as D&O insurance premiums, fees paid to members of our Board of Directors (starting third quarter of 2010) and legal and accounting fees.  An additional $95,000 of expenses is related to costs incurred to comply with SEC reporting obligations and associated other legal and accounting fees subsequent to the Merger Transaction.  In addition, we incurred approximately $100,000 of additional salary, bonus, and benefit costs during the three months ended June 30, 2011 and $200,000 for the six months ended June 30, 2011 as a result of hiring of a new COO and a new Corporate Controller in the third quarter of 2010.

Depreciation and Amortization:

For the three and six months ended June 30, 2011 and 2010 –

Our depreciation and amortization expenses increased slightly for the three and six month periods ended June 30, 2011 when compared to the comparable periods in 2010 due mainly to property and equipment purchases during the first and second quarters of 2011 of approximately $740,000 and $1.1 million, respectively.

Results of Operations:

For the three months ended June 30, 2011 and 2010 –

As discussed within the Revenues and Costs of Revenues and Gross Profit,  General and Administrative Expenses, and Depreciation and Amortization sections above, we noted that the slight increase in our loss from operations during the second quarter of 2011 was a result of increased G&A expenses and increased Depreciation and Amortization offsetting the increase in gross profit.

As discussed several times herein, because of the seasonality of our frac heating and hot oil business, the second and third quarters of the year are historically our least profitable quarters, which have historically resulted in net operating losses for the majority of those periods.  Management is optimistic about our ability to continue to show positive results from operations, or at least a decrease in net losses from operations for future periods, as we are currently searching for and implementing operational modifications and strategies to address the seasonality of our operations through increased water hauling capacity and our efforts to expand into other geographic markets with a longer heating season; e.g. expansion into the Niobrara region of south-central Wyoming and the Bakken formation in North Dakota.

For the six months ended June 30, 2011 and 2010 –

As discussed within the Revenues and Costs of Revenues and Gross Profit section above, we noted that the approximate $1.2 million increase in our income from operations during the six months ended June 30, 2011, as compared to the same period during 2010, was a result of our closing marginal locations in 2010 and redeploying assets to the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia), decreased costs due to the cost control initiatives implemented by management in prior periods which had full impact by the beginning of 2011, and as a result of the increased demand for hot oiling and frac heating services  within the Marcellus Shale region which resulting in historical highs in revenues during the first quarter of 2011.

Income Taxes:

For the three and six months ended June 30, 2011 and 2010 –

The increase in the income tax expense for the six months ending June 30, 2011 and the slight decrease in the income tax expense (increase in the income tax benefit) for the three months ending June 30, 2011 as compared to the same periods during 2010 was due to the income tax provision recognized during the 2011 periods due to the Company’s significant net income before taxes of approximately $1.4 million as recognized during the first quarter of 2011 and approximately $46,000 net income before taxes for the six months ended June 30, 2011 as compared to significant net losses recognized during the same periods in 2010.

Adjusted EBITDA*:

The following tables set forth a reconciliation from the Company’s Net Income to Adjusted EBITDA:

	For the Three Months Ended
	June 30,
	2011	2010

Net Loss	$(850,303)	$(783,903)
Add Back:
Interest Expense	171,965	169,371
Income tax benefit	(518,229)	(503,581)
Depreciation and amortization	1,128,865	971,935
EBITDA*	(67,702)	(146,178)
Add Back:
Stock-based compensation	59,184	-
Warrants issued	46,353	-
(Gain) loss on disposal of equipment	-	-
Unrealized derivative gain	-	13,078
Interest and other income	42,454	152,057

Adjusted EBITDA*	$80,289	$18,957

	For the Six Months Ended
	June 30,
	2011	2010

Net Income (Loss)	$34,785	$(675,009)
Add Back:
Interest Expense	352,276	359,552
Income tax benefit	11,406	(300,461)
Depreciation and amortization	2,194,539	1,919,716
EBITDA*	2,593,006	1,303,798
Add Back (Deduct):
Stock-based compensation	108,865	-
Warrants issued	46,353	-
(Gain) loss on disposal of equipment	44,286	(7,125)
Unrealized derivative gain	-	-
Interest and (other income)	37,710	(83,364)

Adjusted EBITDA*	$2,830,220	$1,213,309

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

EBITDA is defined as net income plus interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation and, when appropriate, other items that management does not utilize in assessing the Company’s operating performance (see list of these items to follow below).  None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.  Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance and the Company’s ability to generate cash flow from operations.  Management also believes that investors may find non-GAAP financial measures useful for the same reasons, although investors are cautioned that non-GAAP financial measures are not a substitute for GAAP disclosures.

All of the items included in the reconciliation from Net Income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s operating performance (e.g., income taxes, gain on sale of investments, loss on disposal of assets, etc.). In the case of the non-cash items, management believes that investors can better assess the Company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

For the six months ended June 30, 2011, Adjusted EBITDA increased by approximately $1.6 million while Adjusted EBITDA increased slightly for the three months ended June 30, 2011 as compared to the same periods in 2010.  The major components causing the positive change to Adjusted EBITDA during the six months ended June 30, 2011 were 1) an increase in net income due to an increase in Revenues, as discussed in the Revenues section above, and 2) a reduction in Cost of Revenues during the same period due to an improvement in profitability from the impact of high gross profit margins for our services the Marcellus Shale region and due to the implementation of cost controls in response to the industry slowdown as discussed in the Costs of Revenues & Gross Profit section above.

Liquidity and Capital Resources:

The following table summarizes our statement of cash flows for the three and six month periods ended June 30, 2011 and 2010 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided in operating activities	$1,315,011	$1,116,073
Net cash used in investing activities	(1,134,034)	(381,222)
Net cash used in financing activities	(442,195)	(174,430)
Net (Decrease) Increase in Cash and Cash Equivalents	(261,218)	560,421

Cash and Cash Equivalents, Beginning of Period	1,956,497	365,956

Cash and Cash Equivalents, End of Period	$1,695,279	$926,377

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided in operating activities	$3,559,576	$1,090,206
Net cash used in investing activities	(1,831,914)	(20,232)
Net cash used in financing activities	(1,670,190)	(292,083)
Net Increase (Decrease) in Cash and Cash Equivalents	57,472	777,891

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$1,695,279	$926,377

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Current Assets	$5,738,737	$7,375,954
Total Assets	20,617,887	22,620,876
Current Liabilities	5,592,246	6,223,475
Total Liabilities	15,906,290	18,015,432
Working Capital (Current Assets net of Current Liabilities)	146,491	1,152,479
Stockholders’ equity	4,711,597	4,605,444

We have relied on cash generated from operations, borrowings under our credit facility and the cash that became available to us as a result of the Merger Transaction to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

At June 30, 2011, we had no borrowings under our $2.0 million asset based, revolving credit facility.  Our ability to fund our current operations and planned 2011 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender or our ability to obtain credit facilities through an alternative lender, and our ability to raise outside capital.  Based on our existing operating performance and our discussions with our primary lender regarding funding of future equipment fabrication we believe we will have adequate funds to meet operational and capital expenditure needs for fiscal year 2011.  If our estimates turn out to be inaccurate, or we are unable to raise additional capital, the Company will likely adjust its expenditures and curtail certain of its planned operations.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios.  The first measurement date for these covenants was December 31, 2010.  The Company was able to meet all covenants at December 31, 2010 and at June 30, 2011, and the Company currently believes it will be able to satisfy these covenants throughout 2011.

As of June 30, 2011, our working capital decreased approximately $1.0 million as compared to December 31, 2010.  There were various attributable and offsetting components contributing to the decrease.  The major components causing the change in our working capital were –

Factors that had a negative effect on our working capital -
1.	A decrease in accounts receivable of approximately $1.2 million due primarily to the decrease in revenues in the second quarter as compared to the fourth quarter of 2010; and

2.	An increase in the current portion of long-term debt of $950,000.

Factors that increased our working capital -
1.
A decrease in accounts payable and other accruals during the second quarter of 2011 of approximately $530,000 due to the decrease in expenses incurred due to the decrease in revenues in the second quarter compared to the fourth quarter of 2010; and

2.	A decrease in the outstanding balance on our revolving line of credit of approximately $1.0 million due to the strong cash flow generated from the increase in revenues in both quarters of 2011.

Investing and Financing Activities:

Our accumulated capital expenditures for the first and second quarters of 2011 were approximately $1.9 million as compared to approximately $600,000 during the same period in 2010.  In order to fund some of our capital expenditures we sold and disposed of obsolete or retired trucks and equipment through several transactions during the six months ended June 30, 2011 and 2010 resulting in proceeds of approximately $40,000 and $555,000, respectively.  Thus the significant increase in cash used for investing activities in 2011 as compared to 2010.

As of December 31, 2010 we had outstanding purchase orders of approximately $750,000 for heating and other units to meet the demand of our customers.  We purchased this equipment in the first and second quarters of 2011.  As of June 30, 2011 we have no executed commitments for additional expenditures for the remaining quarters in 2011.  However, we will be purchasing some additional equipment in the last half of 2011 provided we have the resources to do so, which it appears we do, and it is economically feasible.

The increase in cash used in financing activities for the first and second quarters of 2011 is explained by four major events which occurred during the periods.  The first event, which occurred in the first quarter of 2011, was management’s decision to pay off the entire line of credit balance with our major financial institution, a net payment of approximately $1.1 million.  Two other events, all occurring in the first quarter of 2010, were 1) a $1.2 million additional related party subordinated debt agreement entered into as part of the Company’s 2010 debt restructuring, 2) repayment of long-term debt approximating $1.4 million as part of the 2010 debt restructuring.  The fourth event, which occurred in the second quarter of 2011, was the repayment of approximately $450,000 in long-term debt.  These events, accumulated, explain the majority of the $1.4 million increase in cash used for financing activities.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of June 30, 2011 consisted of the Term Loan, the Line of Credit, the Equipment Loan, as well as certain capital and operating leases, and related party subordinated debt.  Amounts due under those commitments and obligations are summarized in the notes to the financial statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward in 2011 the Company hopes to expand its business operations, by expanding its operations into new regions of the country, acquiring additional equipment, increasing the volume of services we currently offer, expanding the services if offers to its customers, and/or engaging in strategic transactions with companies that offer services that are similar or complimentary to those that the Company offers. As described elsewhere, the Company is currently expanding into the Bakken formation in North Dakota.  The Company is also expanding its operations in the areas where it currently operates, including in the Niobrara region of south-central Wyoming.

Management has taken various preliminary steps to explore geographical and service offering expansion.  To fully implement certain of these activities the Company likely will need to raise additional capital or borrow funds from its existing lender(s) or from other third parties.  The Company believes that it can utilize cash flows, its existing line of credit, and remaining equipment and other loan balances to finance its current plans.  However, should the Company desire to engage in certain strategic transactions or other significant expansions of its business operations it will likely have to obtain outside financing. There can be no assurance that financing will be available to the Company on reasonable terms, if at all.

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

The Company has entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets and associated liabilities are separately identified in the balance sheet. The assets are classified as Property and Equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with current accounting standards which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements and thus no disclosure is required.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2011 the Company did not engage in, or effect, any unregistered sales of equity securities except as follows:

Effective May 9, 2011, in consideration for services, the Company issued a warrant agreement to purchase 100,000 shares of Company common stock.  The warrant was issued to the Company’s financial advisor and is exercisable through May 9, 2016 at an exercise price of $0.771.  The warrant was issued in reliance on the exemptions from registration provided by Sections 4(2) and 4(5) under the Securities Act of 1933 because the Company: (i) did not engage in any public advertising of general solicitation in connection with the issuance; (ii) made available to the recipient disclosure regarding all aspects of its business; (iii) believed that the recipient obtained all information regarding the Company as requested (or believed appropriate) and received answers to all questions (and their advisors) posed, and otherwise understood the risks of accepting Company securities for investment purposes; (iv) believed that the recipient acquired the warrant for investment purposes; and (v) believed that the recipient qualified as accredited investor. No commissions or other remuneration was paid in connection with the issuance of the warrant.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
10.1	Amendment No.1 to the Employment Agreement between the Company and Mr. Rick D. Kasch, Chief Financial Officer.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Chief Executive Officer).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Financial Officer).
32
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Rick D. Kasch, Chief Financial Officer).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 12, 2011	/s/ Michael D. Herman
Michael D. Herman, Chief Executive Officer

Date: August 12, 2011	/s/ Rick D. Kasch
Rick D. Kasch, Chief Financial Officer