Form 10-Q
period 2011-09-30
Enservco Corp
filed 2011-11-14
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

MARK ONE
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-9494

ENSERVCO CORPORATION
(Exact Name of registrant as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 South Cherry St., Ste. 320 Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (303) 333-3678

830 Tenderfoot Hill Road, Suite 310
Colorado Springs, CO 80906
(Former name or former address if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common stock, $.005 par value	21,778,866

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$525,801	$1,637,807
Accounts receivable, net	3,249,885	4,101,331
Marketable securities	154,212	365,786
Prepaid expenses and other current assets	651,593	315,521
Inventories	344,537	300,527
Income taxes receivable	-	634,941
Deferred tax asset	109,233	20,041
Total current assets	5,035,261	7,375,954

Property and Equipment, net	15,477,129	14,452,298
Non-Competition Agreements, net	240,000	420,000
Goodwill	301,087	301,087
Other Assets	58,503	71,537

TOTAL ASSETS	$21,111,980	$22,620,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,195,287	$2,066,353
Line of credit borrowings	1,314,358	1,050,000
Current portion of long-term debt	3,771,842	3,107,122
Total current liabilities	7,281,487	6,223,475

Long-Term Liabilities
Deferred rent payable	5,511	-
Subordinated debt – related party	1,477,760	1,700,000
Long-term debt, less current portion	7,735,372	8,657,675
Deferred income taxes, net	731,908	1,434,282
Total long-term liabilities	9,950,551	11,791,957
Total liabilities	17,232,038	18,015,432

Stockholders’ Equity
Common and preferred stock. $.005 par value
Authorized: 100,000,000 common shares and 10,000,000 preferred shares Issued: 21,882,466 common shares and -0- preferred shares Treasury Stock: 103,600 common shares Issued and outstanding: 21,778,866 common shares and -0- preferred shares at September 30, 2011 and December 31, 2010	108,894	108,894
Additional paid-in-capital	5,990,260	5,489,823
Retained deficit	(2,245,651)	(1,150,011)
Accumulated other comprehensive income – marketable securities	26,439	156,738
Total stockholders’ equity	3,879,942	4,605,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,111,980	$22,620,876

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$4,532,274	$3,406,290	$18,265,614	$12,626,500

Cost of Revenue	3,952,923	2,960,385	13,619,711	10,102,887

Gross Profit	579,351	445,905	4,645,903	2,523,613

Operating Expenses
General and administrative expenses	1,058,602	1,031,883	2,450,153	1,878,011
Depreciation and amortization	1,215,524	993,977	3,410,063	2,918,670
Total operating expenses	2,274,126	2,025,860	5,860,216	4,796,681

Loss from Operations	(1,694,775)	(1,579,955)	(1,214,313)	(2,273,068)

Other Expense
Interest expense	(161,642)	(177,553)	(513,918)	(551,794)
Loss on disposals of equipment	-	(19,200)	(44,286)	(12,075)
Interest and other (expense) income	(726)	108,996	(38,436)	192,360
Total other expense	(162,368)	(87,757)	(596,640)	(371,509)

Loss Before Income Tax Benefit	(1,857,143)	(1,667,712)	(1,810,953)	(2,644,577)

Income Tax Benefit	726,719	661,913	715,313	962,374

Net Loss	$(1,130,424)	$(1,005,799)	$(1,095,640)	$(1,682,203)

Other Comprehensive (Loss) Income
Unrealized (loss) gain on marketable securities, net of tax	(46,451)	37,168	(130,300)	(484,296)

Comprehensive Loss	$(1,176,875)	$(968,631)	$(1,225,940)	$(2,166,499)

Earnings per Common Share

Loss Per Common Share – Basic Income	$(0.05)	$(0.05)	$(0.05)	$(0.10)
Loss Per Common Share –Diluted	$(0.05)	$(0.05)	$(0.05)	$(0.10)

Basic weighted average number of common shares outstanding (on an equivalent basis)	21,778,866	19,648,325	21,778,866	16,247,725
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	-
Diluted weighted average number of common shares outstanding (on an equivalent basis)	21,778,866	19,648,325	21,778,866	16,247,725

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(1,130,424)	$(1,005,799)	$(1,095,640)	$(1,682,203)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,215,524	993,977	3,410,063	2,918,670
Loss on disposal of equipment	-	19,200	44,286	12,075
Deferred income taxes	(756,417)	(1,049,455)	(791,566)	(1,349,915)
Unrealized gain on derivatives	-	-	-	(140,733)
Stock-based compensation	345,219	292,596	454,084	292,596
Warrants issued in consideration to vendor	-	81,771	46,353	81,771
Unrealized loss (gain) on available-for-sale securities	29,015	(37,168)	81,274	(35,039)
Bad debt expense	(112,292)	-	(111,947)	121,047
Changes in operating assets and liabilities
Accounts receivable	(281,993)	(337,328)	963,393	40,246
Income taxes receivable	-	33,844	634,941	33,844
Inventories	(45,333)	(63,392)	(44,010)	(18,771)
Other current assets	(86,311)	(242,066)	(336,072)	(620,475)
Other non-current assets	2,646	(98,993)	13,034	(55,313)
Related party payable	-	(100,000)	-	(199,995)
Deferred rent payable	5,511	-	5,511	-
Accounts payable and accrued expenses	657,918	126,003	128,936	211,307
Net cash (used) provided in operating activities	(156,937)	(1,386,810)	3,402,640	(390,888)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,185,121)	(687,673)	(4,055,822)	(1,268,007)
Proceeds from sales of equipment	-	-	38,787	555,125
Net cash used in investing activities	(2,185,121)	(687,673)	(4,017,035)	(712,882)

FINANCING ACTIVITIES
Net line of credit borrowings	1,314,358	(1,354,591)	264,358	(969,507)
Proceeds from issuance of long-term debt	562,946	226,902	562,946	11,026,902
Distributions to members	-	-	-	(569,712)
Contributions from members	-	74,336	-	87,756
Merger of Aspen Exploration and Dillco Fluid Services	-	3,324,814	-	3,324,814
Repayment of long-term debt	(704,724)	(217,497)	(1,324,915)	(11,039,111)
Net cash provided (used) in financing activities	1,172,580	2,053,964	(497,611)	1,861,142

Net (Decrease) Increase in Cash and Cash Equivalents	(1,169,478)	(20,519)	(1,112,006)	757,372

Cash and Cash Equivalents, Beginning of Period	1,695,279	926,377	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$525.801	$905,858	$525,801	$905,858

Supplemental cash flow information consists of the following:
Cash paid for interest	$149,901	$177,553	$482,325	$560,456
Cash paid for taxes	$	$-	$	$-
Supplemental Disclosure of Investing and Financing Activities:
Agreements entered into for equipment	$230,671	$-	$282,145	$-

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

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Enservco LLC, Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HES Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2010 and September 30, 2011 and the results of operations for both the three and nine months ending September 30, 2011 and 2010.  Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader.  References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of September 30, 2011 the Company has recorded an allowance for doubtful accounts of $95,000.  For the three and nine months ended September 30, 2011 the Company recorded bad debt expense net of recoveries of $(112,292) and $(111,947), respectively.  For the three and nine months ended September 30, 2010 the Company recorded bad debt expense of $-0- and $121,047, respectively.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through November 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during both the three and nine month periods ended September 30, 2011 and 2010.

Revenue Recognition

The Company recognizes revenue when services are provided and collection is reasonably assured.  It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year.  Therefore, the Company believes that, the revenues recognized for the three and nine month periods ended September 30, 2011 and 2010 are not indicative of the annual or quarterly revenues through the remainder of the fiscal year.

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

As of September 30, 2011 and December 31, 2010, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 3,525,000 and 2,550,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share.  Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three and nine months ended September 30, 2011, nor for the year ended December 31, 2010.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 3).  Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.  No impairment charge was recorded during both the three and nine month periods ended September 30, 2011 and 2010.

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

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the classified Balance Sheet.  As of September 30, 2011 deferred rent liability totaled $5,511.  The Company did not have a deferred rent liability as of December 31, 2010.

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

Accounting Pronouncements

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other.” This pronouncement amends the goodwill impairment guidance to simplify testing goodwill for impairment. The amended guidance provides entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The Company is evaluating whether to adopt the amended guidance for the 2011 goodwill impairment test performed in the fourth quarter, but does not expect the amended guidance to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company is evaluating the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures.

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of September 30, 2011:

Non-competition agreements - net, at January 1, 2010	$660,000
Amortization for the year ended December 31, 2010	(240,000)
Non-competition agreements - net, at December 31, 2010	420,000
Amortization for the nine months ended September 30, 2011	(180,000)
Non-competition agreements - net, at September 30, 2011	$240,000

Amortization expense for the three and nine months ended September 30, 2011 and 2010 totaled $60,000 and $180,000, respectively.

Amortization expense on these non-competition agreements for each of the next three years will be as follows:

Twelve Months Ending September 30,

2012	$195,000
2013	45,000
2014	-
Total	$240,000

Note 4 - Property and Equipment

Property and equipment consists of the following:

	For the period ended,
	September 30, 2011	December 31, 2010

Trucks and vehicles	$21,061,233	$17,957,278
Other equipment	2,991,394	2,807,165
Buildings and improvements	2,914,298	1,717,618
Trucks in process	876,264	1,287,536
Capitalized truck leases	455,093	455,093
Land	673,420	521,420
Disposal wells	620,104	590,802
Total property and equipment	29,591,806	25,336,912
Accumulated depreciation	(14,114,677)	(10,884,614)

Property and equipment - net	$15,477,129	$14,452,298

Depreciation expense for the three months ended September 30, 2011 and 2010 totaled $1,155,524 and $938,954, respectively.  Depreciation expense for the nine months ended September 30, 2011 and 2010 totaled $3,230,063 and $2,738,670, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	For the period ended,
	September 30, 2011	December 31, 2010
Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million, payable in monthly interest only payments from July 2010 to June 2011 with fixed monthly principal and interest installments of $225,139 beginning July 2011 until March 2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment, inventory, and accounts of the Company, guaranteed by the subsidiaries and one of the stockholders of the Company, and subject to financial covenants.	$8,608,320	$9,049,383

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,477,760	1,700,000

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	64,927	227,273

Note payable to the seller of Heat Waves, interest at 8%, due in installments in January and May 2009, secured by land. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand.	359,000	386,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the Company’s stockholders.	251,256	276,326

	September 30, 2011	December 31, 2010
Note payable to the seller of Hot Oil Express, non-interest bearing, due in annual installments of $100,000 through March 2011, unsecured. Imputed interest is not significant. (The Company purchased fixed assets from Hot Oil Express during 2008.)	-	100,000

Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	149,789	155,980

Notes payable to a vehicle finance company, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	156,992	154,763

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	273,812	411,072

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning December 23, 2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning February 23, 2011, and one final principal and interest payment of $23,315 due on January 23, 2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	848,328	1,000,000

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.4%. Truck lease term of 60 months, due in monthly installments through September 2016.	230,671	-

Equipment Loan entered into with an original principal balance of $152,303, payable in forty-seven monthly consecutive principal and interest payments of $3,548, beginning September 1, 2011, and one final principal and interest payment of $3,548 due on August 1, 2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	149,477	-

Equipment Loan entered into with an original principal balance of $410,642, payable in forty-seven monthly consecutive principal and interest payments of $9,565, beginning on October 13, 2011, and one final principal and interest payment of $9,565 due on September 13, 2015. Interest at Prime plus 1% with a 5.5% floor, collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	410,642	-

Other notes payable.	4,000	4,000

Total	12,984,974	13,464,797
Less current portion	(3,771,842)	(3,107,122)

Long-term debt, net of current portion	$9,213,132	$10,357,675

Aggregate maturities of debt are as follows:

Twelve Months Ending September 30,

2012	$3,771,842
2013	2,965,005
2014	3,026,825
2015	1,683,535
2016	60,007
Thereafter	1,477,760

Total	$12,984,974

Note 6 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as current assets within prepaid expenses and other current assets, is as follows:

	Year ended December 31, 2010
	Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$306,364	$454,090	$(58,163)	$(336,505)	$365,786

	Nine months ended September 30, 2011
	Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Common Stock - Mutual Funds	$365,786-	$41,628	$(253,202)	$-	$154,212

Net unrealized holding losses on available-for-sale securities in the amount of ($211,574) for the nine months ended September 30, 2011, have been included in accumulated other comprehensive income.

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Marketable Securities	$365,786	$-	$-	$365,786

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Marketable Securities	$154,212	$-	$-	$154,212

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

Pursuant to a reorganization of the Company (prior to the Merger Transaction), effective as of December 31, 2009, the ownership of Heat Waves, Trinidad Housing, Real GC and certain assets of HNR were contributed to Dillco.  Since Dillco is a C Corporation, this reorganization effectively resulted in a conversion from a limited liability corporation to a C Corporation for the entities and the assets of HNR.  Accordingly, the corresponding net deferred tax liabilities of Dillco were recorded as liabilities of the Company with a corresponding increase in deferred income tax expense.

Also, pursuant to the Merger Transaction with Aspen (a C Corporation) at July 27, 2010, the Company has recorded all net deferred tax assets contributed by Aspen as part of the Merger Transaction as an increase in the deferred income tax benefit.

Total income tax benefit from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to income before taxes.  The reasons for this effective tax rate difference for the nine months ended September 30, 2011 are as follows:

Nine Months Ended
September 30,2011

Computed expected tax benefit	$615,724

Increase in income tax benefit resulting from:
State and local income taxes, net of federal impact	90,548
Other	9,041

Income tax benefit	$715,313

Note 9 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire at various times through November 2016.  Future minimum lease commitments are as follows:

Twelve Months Ending September 30,
2012	$227,838
2013	176,629
2014	153,377
Thereafter	288,692
Total	$846,536

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below as of September 30, 2011:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(67,130)
Net Assets Under Capital Leases	$387,963

The following is a summary of future minimum lease payments under capital leases as of September 30, 2011:

Twelve Months Ending September 30,	Minimum Lease Payment
2012	$198,780
2013	85,205
2014	874
Total minimum lease payments	284,859
Less: Interest	(11,049)
Net minimum lease payments	273,810
Less: Current portion	(189,816)
Long-term portion of minimum lease payments	$83,994

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

Through September 30, 2011 the Company had granted options to acquire a total of 2,850,000 shares of common stock pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan.  Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction.  The exercise price of these options was based on the closing sale price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction.  Of these shares, 225,000 shares vested immediately upon grant and the remaining 750,000 shares vested one-third on the date of grant and the remaining two-thirds over a two year period.  Subsequently, options to acquire 1,875,000 shares of common stock were granted under the 2010 Plan and the exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date.  These 1,875,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2010 Plan were valued using the following weighted average assumptions for the nine months ended September 30, 2011 and 2010, respectively: no dividend yield for both periods, expected volatility of 125.0% and 105.0%, risk free interest rate of 0.74% and 0.80%, and expected term of 3.2 years for both periods. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the nine months ended September 30, 2011 the Company recognized expense associated with these options (through operating expense as general and administrative expense) of $454,084.  As of September 30, 2011 the Company has recognized accumulated, total expenses of $796,361 and unrecognized expense of $521,072 associated with these options which will be recognized over a remaining average period of 2.5 years.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013.  Of these, all but 140,431 had expired or were deemed forfeited as of December 31, 2010 for failure to meet established performance goals or as a result of a termination of employment.  As of December 31, 2010, the Company did not have any unrecognized expense associated with these options.

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

Pursuant to the 2008 Equity Plan, on February 15, 2010, Aspen’s Board of Directors granted options to certain Aspen employees and consultants. The options were granted to persons who remained with Aspen and had provided (and were then expected to continue to provide) valuable services to Aspen, and to help align interests of the recipients with those of Aspen and its stockholders.  In total, Aspen granted options to acquire 350,000 shares of its common stock which were exercisable at $0.4125 per share (equal to 125% of the closing price on the business day after the day Aspen filed its Form 10-Q for the quarter ended December 31, 2009).

Each of the options expires on February 15, 2015. All of the options granted vested as a result of the Merger Transaction on July 27, 2010.  On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan.

As the Merger Transaction occurred on July 27, 2010, the stock compensation expense associated with these 350,000 options was not recognized by the Company on its consolidated financial statements; the expense was recognized by Aspen Exploration prior to the merger.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at June 30, 2010*	490,431	$0.96	4.01
Granted	1,975,000	0.49
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at December 31, 2010	2,465,431	$0.58	3.33
Granted	875,000	1.02
Exercised	-	-
Forfeited or Expired	(5,000)	0.84

Outstanding at September 30, 2011	3,335,431	$0.70	2.68

Exercisable at June 30, 2010	140,431	$2.24	2.57
Exercisable at December 31, 2010	1,298,764	$0.49	3.33
Exercisable at September 30, 2011	2,182,097	$0.70	2.50

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2010*	350,000	$0.41
Granted	1,975,000	0.34
Vested	(1,158,333)	0.47
Forfeited	-	-

Nonvested at December 31, 2010	1,166,667	$0.34
Granted	875,000	0.75
Vested	(883,333)	0.50
Forfeited	(5,000)	0.62

Nonvested at September 30, 2011	1,153,334	$0.48

The weighted average grant date fair value of options granted for the nine months ended September 30, 2011 was $653,391.

*Note: Options prior to the merger acquisition on July 27, 2010 were reported on a fiscal year period from July 1 through June 30.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and our financial condition, liquidity and capital resources as of September 30, 2011, and December 31, 2010. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Enservco primarily conducts its business operations through two subsidiaries: Dillco and Heat Waves Hot Oil Service LLC (“Heat Waves”).  However, certain assets utilized by Enservco in its business operations are owned by other subsidiary entities.  Dillco and Heat Waves provide oil field services to the domestic onshore oil and natural gas industry.  These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services.  The Company currently operates in:

•	Colorado and southern Wyoming (D-J Basin and Niobrara formations),
•	western North Dakota and eastern Montana (Bakken formation),
•	northwestern West Virginia and southwest Pennsylvania ( Marcellus Shale) region,
•	southwestern Kansas and northwestern Oklahoma,
•	northeastern Utah (Uintah formation), and
•	northern New Mexico.

Going forward the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.  The Company  will require additional debt or equity financing to fund the costs necessary to expand the services it offers.  There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

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

Dillco’s fiscal year end is December 31, 2010 whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30.  Because Dillco was the accounting acquirer, the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31.  Thus, starting with its Form 10-Q filed for the quarter ended September 30, 2010, the Company began filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen.  Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

The financial statements included in this report are for Enservco’s three and nine month periods ended September 30, 2011 and 2010 and include Aspen’s financial statements only as a result of, and subsequent to, the Merger Transaction. As such, the following management’s discussion and analysis is with respect to Enservco’s three and nine months ended September 30, 2011, and the corresponding period(s) in the previous fiscal year.  Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the Three and Nine Months ended September 30, 2011 and 2010

The following tables show the increases (decreases) for the periods noted.  Please see information following the tables for management’s discussion of significant increases (decreases).

	For the Three Months Ended
	September 30,
	2011	% of Revenue	2010	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$4,532,274	100%	$3,406,290	100%
Cost of Revenue	3,952,923	87%	2,960,385	87%
Gross Profit	579,351	13%	445,905	13%

Operating Expenses
General and administrative expenses	1,058,602	23%	1,031,883	30%
Depreciation and amortization	1,215,524	27%	993,977	29%
Total operating expenses	2,274,126	50%	2,025,860	59%

Loss from Operations	(1,694,775)	(37%)	(1,579,955)	(46%)
Other Expense	(162,368)	(4%)	(87,757)	(3%)
Loss Before Income Tax Benefit	(1,857,143)	(41%)	(1,667,712)	(49%)

Income Tax Benefit	726,719	16%	661,913	19%
Net Loss	$(1,130,424)	(25%)	$(1,005,799)	(30%)

EBITDA*:
Net Loss	$(1,130,424)		$(1,005,799)
Add (Deduct):
Interest expense	161,642		177,553
Income tax benefit	(726,719)		(661,913)
Depreciation and amortization	1,215,524		993,977
EBITDA*	(479,977)		(496,182)
Add (Deduct):
Stock-based compensation	345,219		292,596
Warrants issued	-		81,771
Loss on disposal of equipment	-		19,200
Interest and other expense (income)	726		(108,996)
Adjusted EBITDA*	$(134,032)		$(211,611)

Income Per Common Share:
Basic	$(0.05)		$(0.05)
Fully Diluted	$(0.05)		$(0.05)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		19,648,325
Fully Diluted	21,778,866		19,648,325

*Note:  See below for discussion of the use of non-GAAP financial measurements.

	For the Nine Months Ended
	September 30,
	2011	% of Revenue	2010	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$18,265,614	100%	$12,626,500	100%
Cost of Revenue	13,619,711	75%	10,102,887	80%
Gross Profit	4,645,903	25%	2,523,613	20%

Operating Expenses
General and administrative expenses	2,450,153	13%	1,878,011	15%
Depreciation and amortization	3,410,063	19%	2,918,670	23%
Total operating expenses	5,860,216	32%	4,796,681	38%

Loss from Operations	(1,214,313)	(7%)	(2,273,068)	(18%)
Other Expense	(596,640)	(3%)	(371,509)	(3%)
Loss Before Income Tax Benefit	(1,810,953)	(10%)	(2,644,577)	(21%)

Income Tax Benefit	715,313	4%	962,374	8%
Net Loss	$(1,095,640)	(6%)	$(1,682,203)	(13%)

EBITDA*:
Net Loss	$(1,095,640)		$(1,682,203)
Add (Deduct):
Interest expense	513.918		551,794
Income tax benefit	(715,313)		(962,374)
Depreciation and amortization	3,410,063		2,918,670
EBITDA*	2,113,028		825,887
Add (Deduct):
Stock-based compensation	454,084		292,596
Warrants issued	46,353		81,771
Loss on disposal of equipment	44,286		12,075
Interest and other expense (income)	38,436		(192,360)
Adjusted EBITDA*	$2,696,187		$1,019,969

Income Per Common Share:
Basic	$(0.05)		$(0.10)
Fully Diluted	$(0.05)		$(0.10)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		16,247,725
Fully Diluted	21,778,866		16,247,725

*Note:  See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the three and nine month periods ending September 30, 2011 and 2010:

	For the Three Months Ended
	September 30,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$-	$102,081
Continuing Locations (6)	2,482,076	2,012,943
	2,482,076	2,115,024
Well Enhancement Services (2)
Closed Locations (6)	-	22,263
Continuing Locations (6)	1,538,040	947,836
	1,538,040	970,099

Well Site Construction and Roustabout Services	512,158	321,167
Total Revenues	$4,532,274	$3,406,290

	For the Nine Months Ended
	September 30,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$-	$189,326
Continuing Locations (6)	7,149,638	5,067,329
	7,149,638	5,256,655
Well Enhancement Services (2)
Closed Locations (6)	-	611,773
Continuing Locations (6)	10,019,303	5,868,125
	10,019,303	6,479,898

Well Site Construction and Roustabout Services	1,096,673	889,947
Total Revenues	$18,265,614	$12,626,500

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations.  Enservco only does business in the United States, in what it believes are three geographically diverse regions.  The following table sets forth revenue information for the Company’s three geographic regions during the three and nine month periods ending September 30, 2011 and 2010:

	For the Three Months Ended
	September 30,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$449,183	$293,311
Rocky Mountain Region (4)
Closed Locations (6)	-	124,194
Continuing Locations (6)	1,159,582	507,960
	1,159,582	632,154
Central USA Region (5)
Closed Locations (6)	-	-
Continuing Locations (6)	2,923,509	2,480,825
	2,923,509	2,480,825

Total Revenues	$4,532,274	$3,406,290

	For the Nine Months Ended
	September 30,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$5,776,057	$2,269,230
Rocky Mountain Region (4)
Closed Locations (6)	-	747,280
Continuing Locations (6)	3,957,670	2,308,838
	3,957,670	3,056,118
Central USA Region (5)
Closed Locations (6)	-	53,670
Continuing Locations (6)	8,531,887	7,247,482
	8,531,887	7,301,152

Total Revenues	$18,265,614	$12,626,500

Notes to tables:
(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)
Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.

(4)	Consists of Western Colorado, Northeastern Utah, Southeastern Wyoming, Western North Dakota, and Eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of Southwestern Kansas, Northwestern Oklahoma, Eastern Colorado and Northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Closed locations are those locations where services have been discontinued as of September 30, 2011. Open locations are those where services are continuing.

Revenues:

For the three and nine months ended September 30, 2011 and 2010 –

The approximately $1.1 million or 33% increase in revenues in the third quarter of 2011 and approximately $5.6 million or 45% increase for the nine months of 2011 as compared to the same periods in 2010 were both primarily a result of the following actions that served to increase our revenue producing activities:

(1)
closing of marginal operation centers in 2010 and redeploying assets to initiate Well Enhancement and Fluid Management operations within our Eastern USA region (the southern region of the Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia);

(2)
opening two new operation centers in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana);

(3)
increased Well Enhancement services within our Rocky Mountain and Central USA regions (made up of multiple operation centers covering western Colorado, northeastern Utah, southeastern Wyoming; and southwestern Kansas, northwestern Oklahoma, eastern Colorado, northern New Mexico; respectively) due to organic growth in our Heat Waves business operations; and

(4)
increased Fluid Management services within our Central USA region as the Company was able to acquire new water hauling service contracts through our Dillco operations center starting in the first quarter of 2011.

Also, it should be noted that revenues increased during the 2011 periods as compared to the same periods in 2010 for all geographical locations due to increased demand for services from existing and new customers due primarily to the growth in the development of unconventional oil and gas wells.

For the reasons discussed under the Historical Seasonality of Revenues section below, the rate of increase of our revenues decreased in the third quarter of 2011. Until we expand our service offerings to include non-seasonal services, to help even out these seasonal fluctuations (which we are currently endeavoring to do), we can expect this seasonal decrease in demand to continue in our second and third quarter periods.

We believe that with the increased opportunities available and the continuing oil and gas exploration and development activities in those regions by a number of different companies, our new and increased operations in the Marcellus Shale, Niobrara, and Bakken formation regions will continue to positively impact revenues in future periods.  Although the demand for certain of the services we provide in the Marcellus Shale and Bakken formation regions are seasonal, with higher demand during colder months, the Company believes demand for its water hauling services will not be as cyclical and to the extent improving economic conditions or other factors lead to an increase in oil and gas drilling operations, our water hauling operations may increase as well.  We also believe that our expansion of operations into the Niobrara region of south-central Wyoming will also have a positive impact on revenues in future periods.

Historical Seasonality of Revenues

Because of the seasonality of our frac heating and hot oiling business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year.  In addition, the revenue mix of our service offerings also changes as our Well Enhancement services (which includes frac heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 60% or more of our total fiscal year revenues.  Thus, the revenues recognized and service offering revenue mix in our quarterly financials in any given period may not be indicative of the quarterly revenues to be earned through the other quarters of our fiscal years.

Costs of Revenues and Gross Profit:

For the three months ended September 30, 2011 and 2010 –

Although revenues increased ($1.1 million or 33%) during the three months ended September 30. 2011, cost of revenues as a percentage of revenues remained consistent when compared to the same period in 2010, resulting in consistent gross profit margins for both periods.  This increased costs of revenues and consistent profitability rate for the two periods is primarily due to the following factors:

(1)
although we experienced increased margins for Well Enhancement services in all regions, the three month growth in the Fluid Management and Well Site Construction and Roustabout services exceeded our three month growth in Well Enhancement, especially in our Eastern USA and Central USA regions.  The growth in the Fluid Management and Construction services, enabled us to expand our service offerings to include non-seasonal services and has also changed the overall historic revenue mix of our service offerings, keeping our gross profit margins consistent;

(2)
increase in labor costs (salary and wages, benefits, etc,) during third quarter 2011 due to site locations retaining more employees and operators during the non-heating season in anticipation of increased summer work (within both Fluid Management and Well Enhancement services), which resulted in increased labors costs per employee and increased unbillable hours;

(3)	an overall increase in the price of fuel and other transportation costs during third quarter 2011; and
(4)
increase in costs for repairs and general maintenance during third quarter 2011 due to the increased  truck and equipment fleet (over $4.0 million of truck and equipment purchases within the last fiscal year).

For the reasons discussed under the Historical Seasonality of Revenues section above, in the third quarter of 2011 our cost of revenues as a percent of revenues increased , the revenue mix of our service offerings changed as our Well Enhancement services decreased as a percentage of total revenues and Fluid Management services and other services increased as a percentage of total revenues, and gross profit decreased as a percentage of revenues. We anticipate that during our fiscal years our cost of revenues as a percent of revenues will be higher during our second and third quarters until we expand our service offerings to include non-seasonal services, to help even out these seasonal fluctuations (which we are currently endeavoring to do).

For the nine months ended September 30, 2011 and 2010 -

Gross profit for the nine months ended September 30, 2011 nearly doubled compared to the same period in 2010 and increased by approximately 500 basis points as a percentage of revenues. The primary reason for this improvement in profitability was the increase in services we provided in the Eastern USA / Marcellus Shale region during the first quarter of 2011 which resulted in an increase in gross profit due to increased billing rates and total billable labor hours in that region as compared to other regions.

For the nine months ended September 30, 2011 the cost of revenues decreased as a percentage of revenues when compared to the same period in 2010.  The primary reason for this improvement in profitability was the impact of cost controls we previously implemented in response to the industry slowdown. The most significant results of these cost controls were:

(1)
a reduction in labor costs due to policies enacted restricting overtime and unbillable “shop” time (although as noted above during the quarter ended September 30, 2011 labor costs have increased as we have increased our overall personnel);

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

General and Administrative Expenses:

For the three and nine months ended September 30, 2011 and 2010 –

Although general and administrative expenses decreased as a percentage of revenues for both the three and nine months ended September 30, 2011, the amount spent on our general and administrative expenses increased for both the 2011 periods as compared to the same periods in 2010.  The increase during the three months ended September 30, 2011 as compared to the prior year’s three month period was not material (about 2%), but reflects the increased costs incurred by the Company as a result of completing the Merger Transaction in July 2010 and the additional costs associated with our increasing business activities and reporting obligations.  The increase in general and administrative expenses during the nine month period of 2011 as compared to 2010 was much more significant (33%), and reflects the fact that during 2011 we had a full period of operating as a public company engaged in the oil field services business with expanding operations and reporting obligations.  These resulted in increased payroll costs in order to employ experienced personnel to meet our current management and staff needs.  The following specific factors also impacted our increased general and administrative expenses:

•
approximately $125,000 of the increase in general and administrative expenses for the nine months ended September 30, 2011 was due to recognizing expense related to options and warrants granted in various periods of 2011 to employees, members of the Board of Directors, our investor relations firm, and our investment banking advisory firm;

•
approximately $30,000 for the three months ended September 30, 2011 and another $60,000 for the nine months ended September 30, 2011 was related to administrative fees paid to a third-party consultant to assist in preparing financial and non-financial information for potential investors;

•
approximately $70,000 of expenses for both the three and nine month periods of 2011 was related to costs incurred to move our corporate offices to the Denver, CO area, which has a larger concentration of energy industry participants than does our former corporate location;

•	approximately $65,000 of costs for both periods was incurred as part of the Company’s reinstated bonus program for various levels of personnel; and
•
approximately $200,000 of additional salary, bonus, and benefit costs during the three months ended September 30, 2011 and $350,000 for the nine months ended September 30, 2011 as a result of hiring of a new Chief Operating Officer (who has since been assigned a new position and title), a new Corporate Controller in the third quarter of 2010, and a new Safety Director during the third quarter 2011.

We anticipate that our general and administrative expenses will continue to increase as our operations increase, although we expect to be able to maintain our general and administrative expenses as a reasonable percentage of revenues.

Depreciation and Amortization:

For the three and nine months ended September 30, 2011 and 2010 –

Our depreciation and amortization expenses increased by approximately $200,000 for the three months ended September 30, 2011 and approximately $500,000 for the nine months ended September 30, 2011 when compared to the comparable periods in 2010.  This is due mainly to property and equipment purchases during the three quarters of 2011 of approximately $4.0 million.  We anticipate that our depreciation and amortization expenses will continue to increase as we add more equipment to the extent that financing is available to do so, of which there can be no assurance.

Results of Operations:

For the three months ended September 30, 2011 and 2010 –

Although revenues increased ($1.1 million or 33%) during the three months ended September 30, 2011, our loss from operations increased by approximately $115,000 or 7%, with a 9 point decrease in the percentage of revenues, as compared to the same period 2010.  As discussed within the General and Administrative Expenses and Depreciation and Amortization sections above, the increase in the loss from operations during the third quarter of 2011 was primarily a result of increased general and administrative expenses and increased depreciation and amortization which offset the substantial increase in revenues during the period.

Notwithstanding the increased loss from operations during the three month period ended September 30, 2011, the Company reduced the negative cash flow from operations during the period from $(1,386,310) during the 2010 period to $(156,937) during the 2011 period (almost a 90% improvement in cash flow from operations).  As cash flow from operations continues to improve, we are hopeful that our losses from operations and net losses will continue to improve.

As discussed above, because of the seasonality of our frac heating and hot oil business, the second and third quarters of the year are historically our least profitable quarters, which have historically resulted in net operating losses for the majority of those periods.  In addition, the revenue mix of our service offerings typically changes during the second and third quarters of each fiscal year as our Well Enhancement services historically decrease as a percentage of total revenues and Fluid Management services and other services historically increase as a percentage of total revenues.  Management is optimistic about our ability to continue to show positive results from operations, or at least a decrease in net losses from operations for future periods, as we are currently searching for and implementing operational modifications and strategies to address the seasonality of our operations through increased water hauling capacity and our efforts to expand into other geographic markets with a longer heating season; e.g. recent expansion into the Niobrara region of south-central Wyoming and the Bakken formation in North Dakota and plans for further expansion as feasible.

For the nine months ended September 30, 2011 and 2010 –

As a result of expansion of our operations and the closing of our less profitable facilities, revenues increased during the 2011 nine month period ($5.6 million or 45%) and our loss from operations decreased by more than $1,000,000; loss from operations of $(1,214,313) in the 2011 nine month period as compared to $(2,273,068) in the 2010 nine month period.  This improvement over the nine month period, although still a loss from operations, reflects the beneficial effect of our increased operations, focus on obtaining profitability, and the benefit of the colder weather in the first half of the year.  We believe that as long as we are able to maintain our costs under control and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although during the short term and thereafter on a quarter-to-quarter basis, there may still be periods of loss.

As discussed within the Revenues and Costs of Revenues and Gross Profit section above, the decrease in our Loss from Operations during the nine months ended September 30, 2011, as compared to the same period during 2010, was primarily a result of:

•	our closing of marginal operation centers in 2010 and redeploying assets to initiate Well Enhancement and Fluid Management operations within our Eastern USA region;
•	opening two new operation centers within Cheyenne, Wyoming and Killdeer, North Dakota;
•	increased Fluid Management and Well Enhancement services within our Rocky Mountain and Central USA regions due to organic and new growth in our Heat Waves and Dillco business operations; and
•	decreased costs due to the cost control initiatives implemented by management in prior periods which had full impact by the beginning of 2011.

In addition to the reduction in our loss from operations during the 2011 nine month period as compared to the prior year, we also achieved cash flow from operations of $3,402,640 during the 2011 nine month period as compared to a negative cash flow from operations of $(390,888) during the prior year’s period, an improvement of almost $3.8 million.  This was due to our increased revenues during the 2011 year as discussed above and continuing to control and manage our expenses.  While we cannot provide any assurance that the improvements in cash flow from operations will continue as recognized during our 2011 fiscal year, we intend to continue to monitor all of the components and work to achieve operational and cash flow efficiencies.

Income Taxes:

For the three and nine months ended September 30, 2011 and 2010 –

The increase in the income tax benefit for the three months ended September 30, 2011 and the decrease in the income tax benefit for the nine months ending September 30, 2011 as compared to the same periods during 2010 was due to the income tax provision recognized during the 2011 periods due to the Company’s net loss before taxes of approximately $1.9 million as recognized during the third quarter of 2011 and approximately $1.8 million net loss before taxes for the nine months ended September 30, 2011 as compared to net losses before taxes of $1.7 million and $2.6 million during the same periods in 2010, respectively.

Adjusted EBITDA*:

The following tables set forth a reconciliation from the Company’s Net Income to Adjusted EBITDA:

	For the Three Months Ended
	September 30,
	2011	2010

Net Loss	$(1,130,424)	$(1,005,799)
Add (Deduct):
Interest Expense	161,642	177,553
Income tax benefit	(726,719)	(661,913)
Depreciation and amortization	1,215,524	993,977
EBITDA*	(479,977)	(496,182)
Add (Deduct):
Stock-based compensation	345,219	292,596
Warrants issued	-	81,771
Loss on disposal of equipment	-	19,200
Interest and other expense (income)	726	(108,996)

Adjusted EBITDA*	$(134,032)	$(211,611)

	For the Nine Months Ended
	September 30,
	2011	2010

Net Loss	$(1,095,640)	$(1,682,203)
Add (Deduct):
Interest Expense	513,918	551,794
Income tax benefit	(715,313)	(962,374)
Depreciation and amortization	3,410,063	2,918,670
EBITDA*	2,113,028	825,887
Add (Deduct):
Stock-based compensation	454,084	292,596
Warrants issued	46,353	81,771
Loss on disposal of equipment	44,286	12,075
Interest and other expense (income)	38,436	(192,360)

Adjusted EBITDA*	$2,696,187	$1,019,969

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

For the three months ended September 30, 2011, Adjusted EBITDA increased by approximately $80,000 while Adjusted EBITDA increased by approximately $1.7 million for the nine months ended September 30, 2011 as compared to the same periods in 2010.  The major components causing the positive change to Adjusted EBITDA during the nine months ended September 30, 2011 were 1) a decrease in net loss due to an increase in Revenues, as discussed in the Revenues section above, and 2) a reduction in Cost of Revenues during the same period due to an improvement in profitability from the impact of high gross profit margins for our services the Marcellus Shale region and due to the implementation of cost controls in response to the industry slowdown as discussed in the Costs of Revenues & Gross Profit section above.

Liquidity and Capital Resources:

The following table summarizes our statement of cash flows for the three and nine month periods ended September 30, 2011 and 2010 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$(156,937)	$(1,386,810)
Net cash used in investing activities	(2,185,121)	(687,673)
Net cash provided in financing activities	1,172,580	2,053,964
Net Decrease in Cash and Cash Equivalents	(1,169,478)	(20,519)

Cash and Cash Equivalents, Beginning of Period	1,695,279	926,377

Cash and Cash Equivalents, End of Period	$525,801	$905,858

	For the Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Net cash provided (used) in operating activities	$3,402,640	$(390,888)
Net cash used in investing activities	(4,017,035)	(712,882)
Net cash (used) provided in financing activities	(497,611)	1,861,142
Net (Decrease) Increase in Cash and Cash Equivalents	(1,112,006)	757,372

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$525,801	$905,858

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Current Assets	$5,035,261	$7,375,954
Total Assets	21,111,980	22,620,876
Current Liabilities	7,281,487	6,223,475
Total Liabilities	17,232,038	18,015,432
Working Capital (Current Assets net of Current Liabilities)	(2,246,226)	1,152,479
Stockholders’ equity	3,879,942	4,605,444

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

At September 30, 2011, we had $1.3 million borrowings under our $2.0 million asset based, revolving credit facility.  Our ability to fund our current operations and planned 2011 and 2012 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender or our ability to obtain credit facilities through an alternative lender, and our ability to raise outside capital.

Based on our existing operating performance and our discussions with our primary lender regarding funding of future equipment fabrication we believe we will have adequate funds to meet operational and capital expenditure needs for the rest of fiscal year 2011 and into 2012.  In addition, we are currently investigating opportunities with several lending institutions to refinance the debt facilities with our primary lender.  This refinance will allow us to extend out the maturity and provide favorable financing terms under our Term Loan facilities.  These favorable terms would significantly decrease our current debt service requirements which would improve our overall liquidity.  If our estimates turn out to be inaccurate, or we are unable to raise additional capital, or we are unable to replace our existing debt with more favorable financing terms, the Company will adjust its expenditures and curtail certain of its planned operations.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios.  The first measurement date for these covenants was December 31, 2010.  The Company was able to meet all covenants at December 31, 2010 and at June 30, 2011 (measured at the six-month mark for forecasting purposes only), and the Company currently believes it will be able to satisfy these covenants throughout 2011.

As of September 30, 2011, our working capital decreased approximately $3.4 million as compared to December 31, 2010.  There were various components contributing to the net decrease.  The major components causing the change in our working capital were:

Factors that had a negative effect on our working capital –

1.	A decrease in cash of $1.1 million due to using cash from operations to fund
a.	costs incurred in opening our new operation centers in Cheyenne, Wyoming and Killdeer, North Dakota, and
b.	truck and equipment purchases, while awaiting funding from our primary lending institution for the truck and equipment purchases;

2.	A decrease in accounts receivable of approximately $850,000 due primarily to the decrease in revenues in the third quarter 2011 as compared to the fourth quarter of 2010;

3.	An increase in the current portion of long-term debt of $650,000 due to new equipment credit facilities and truck loans;

4.	A decrease in income taxes receivable of $653,000 due to receipt of the income tax refunds for Dillco and Aspen; and

5.	An increase in the outstanding balance on our revolving line of credit of approximately $250,000.

Factors that positively impacted our working capital –

1.	Increase in prepaid expense and other current assets of approximately $125,000 due to health and D&O insurance renewals.

Investing and Financing Activities:

Our accumulated capital expenditures for the first three quarters of 2011 were approximately $4.0 million as compared to approximately $1.3 million during the same period in 2010.  In order to fund some of our capital expenditures we sold and disposed of obsolete or retired trucks and equipment through several transactions during the nine months ended September 30, 2011 and 2010 resulting in proceeds of approximately $40,000 and $555,000, respectively.  Thus, the increase in cash used for investing activities in 2011 as compared to 2010.

As of December 31, 2010 we had outstanding purchase orders of approximately $750,000 for heating and other units to meet the demand of our customers.  We purchased this equipment in the first and second quarters of 2011.  As of September 30, 2011 we have no executed commitments for additional expenditures for the remainder of 2011.  However, we have and expect to purchase some additional equipment in the last quarter of 2011 provided we have the resources to do so, which it appears we will, and it is economically feasible.

We are currently investigating opportunities with several lending institutions to refinance the debt facilities with our primary lender.  This refinance will allow us to extend out the maturity and provide favorable financing terms under our Term Loan facilities.

The increase in cash used in financing activities for the first three quarters of 2011 is primarily the result of four major events which occurred during the periods.

•
an increase in the outstanding balance on the line of credit facility of $1.3 million in the third quarter of 2011 due to our need to cover truck and equipment and other capital expenditures with the line of credit and cash from operations while awaiting equipment loan facilities from our primary lender;

•	a $1.2 million additional related party subordinated debt agreement entered into as part of the Company’s 2010 debt restructuring which occurred in the first quarter of 2011;
•	repayment of long-term debt approximating $1.4 million as part of the 2010 debt restructuring, which also occurred in the first quarter of 2011; and
•	repayment of approximately $700,000 in long-term debt which occurred in the third quarter of 2011.

These events, accumulated, explain the majority of the $2.4 million increase in cash used for financing activities.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of September 30, 2011 consisted of the Term Loan, the Line of Credit, the Equipment Loans, as well as certain capital and operating leases, and related party subordinated debt.  Amounts due under those commitments and obligations are summarized in the notes to the financial statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward the Company hopes to expand its business operations, by expanding its operations into new regions of the country, acquiring additional equipment, increasing the volume of services we currently offer, expanding the services if offers to its customers, and/or engaging in strategic transactions with companies that offer services that are similar or complimentary to those that the Company offers. As described elsewhere, the Company has currently expanded into the Bakken formation in North Dakota.  The Company has also expanded its operations in the areas where it currently operates, including in the Niobrara region of south-central Wyoming.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as operating leases. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through November 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011 the Company did not engage in, or effect, any unregistered sales of equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Principal Executive Officer).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Financial Officer).
32
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer and Principal Executive Officer, and Rick D. Kasch, Chief Financial Officer and Principal Financial Officer).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 11, 2011	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer

Date: November 11, 2011	/s/ Rick D. Kasch
Rick D. Kasch, Chief Financial Officer and Principal Accounting Officer