Form 10-K
period 2011-12-31
Enservco Corp
filed 2012-03-30
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 000-9494

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes     ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐  Yes   ☒ No

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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $5,595,564 based upon the closing sale price of the Registrant’s Common Stock of $0.95 on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2012, there were 21,778,866 shares of the Registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

The Company was incorporated as Aspen Exploration Corporation under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties. During the first half of 2009, Aspen disposed of its oil and natural gas producing assets and as a result was no longer engaged in active business operations. On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010 (the “Merger Transaction”).

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

The Company’s executive (or corporate) offices are located at 501 South Cherry St., Ste. 320, Denver, CO 80246. Our telephone number is (303) 333-3678, and our facsimile number is (720) 974-3417. Our website is www.enservco.com.

Corporate Structure

Immediately prior to closing the Merger Transaction and as a result of an internal reorganization that commenced in 2009, Dillco’s assets and the ownership interests of its subsidiaries were held and controlled primarily through a holding company, Enservco LLC (“LLC”). Certain of these reorganizational transactions are further described under Item 13 of this Annual Report.

On July 26, 2010, immediately prior to completion of the Merger Transaction, Dillco merged into LLC, with Dillco being the surviving entity in that transaction. Prior to that transaction, the LLC served as a holding company for Dillco, Heat Waves Hot Oil Express LLC (“Heat Waves”), and other entities that owned assets utilized by the Company in its business operations.

Immediately prior to the completion of the Merger Transaction, Dillco had two owners, Michael D. Herman (90%) and Rick D. Kasch (10%). Mr. Herman has been a Manager, Chairman, Chief Executive Officer, and control person of the LLC, Dillco, Heat Waves and the other Dillco subsidiaries since the time of their formation and/or acquisition by the LLC. Mr. Kasch has served as the Chief Financial Officer and a Manager for these same entities since the time of their formation and/or acquisition. Messrs. Herman and Kasch became significant shareholders of the Company as a result of the Merger Transaction.

The Company’s business operations are conducted primarily through Dillco and Heat Waves (100% owned by Dillco). The below table provides an overview of the Company’s current subsidiaries and their activities.

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Hot Oil Services LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation throughout the regional USA.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

Overview of Business Operations

As described above, Enservco primarily conducts its business operations through two subsidiaries, Dillco and Heat Waves, which provide oil field services to the domestic onshore oil and natural gas industry. These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Dillco and Heat Waves in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

•	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). The Eastern USA Region operations are deployed from Dillco’s operations center in Carmichaels, Pennsylvania which opened in the first quarter of 2011.

•	Rocky Mountain Region, including western Colorado and southern Wyoming (D-J Basin and Niobrara formations), western North Dakota and eastern Montana (Bakken formation), and northeastern Utah (Uintah formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota and Cheyenne, Wyoming (both of which opened in third quarter of 2011); Roosevelt, Utah; and Platteville, Colorado.

•	Central USA Region, including southwestern Kansas, northwestern Oklahoma, and northern New Mexico. The Central USA Region operations are deployed from operations centers in Garden City, Meade, and Hugoton, Kansas.

Management believes that Enservco is strategically positioned with its ability to provide its services to a large customer base in key oil and natural gas basins in the United States. Management is optimistic that as a result of the significant expenditures the Company has made in new equipment in combination with expanding into new basins and geographical locations, the Company will be able to further grow and develop its business operations.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and then expanding operations through additional capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding the Company’s geographical footprint as well as expanding the services it provides. These strategies are exemplified by the acquisitions of operating entities (described below) and:

(1)	In 2009, 2010 and 2011, Dillco and Heat Waves spent approximately $2.0 million, $2.2 million (not including capital leases of approximately $455,000), and $5.3 million, respectively, for the acquisition and fabrication of property and equipment; and

(2)	To expand its footprint, in mid-2008 Heat Waves moved into the Uintah basin in northwestern Utah, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively.

Going forward, and subject to the availability of adequate financing, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment.

Operating Entities

As noted above, the Company conducts its business operations and holds assets primarily through its subsidiary entities. The following describes the operations and assets of Enservco’s subsidiaries through which Enservco conducts its business operations.

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

These services consist of frac heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services. Heat Waves’ operations are currently in southern Kansas, northwestern Oklahoma, northeastern Utah (Uintah Basin), northern New Mexico, southern and central Wyoming (Niobrara formation), Colorado (D-J Basin), southwest Pennsylvania/ northwestern West Virginia (Marcellus Shale) region, and western North Dakota and eastern Montana (Bakken formation).

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

Trinidad Housing. Trinidad Housing owned land and a building in Trinidad, Colorado that was previously used as a nursing home. The building was converted for use as rental housing for Heat Waves employees from out of town that were working at the Trinidad facility. As of December 2010 there were no such employees living at the Trinidad facility. During December 2011 the property was sold to an outside party.

Products and Services

The Company provides a range of services to owners and operators of oil and natural gas wells. Such services can generally be grouped into the three following categories:

(1)	Fluid management services, i.e., water hauling, frac tank rental, and disposal services;

(2)	Well enhancement services, i.e., hot oiling, acidizing, frac heating, and pressure testing; and

(3)	Well site construction and roustabout services.

Dillco primarily provides fluid management and well site construction services whereas Heat Waves primarily provides well enhancement and construction and roustabout services. The following map shows the primary areas in which Heat Waves and Dillco currently have active business operations.

The following is a more complete description of the services provided by Enservco through its subsidiaries.

Fluid Services.

Water Hauling – Historically water hauling has accounted for approximately 40% of the Company’s revenues on a consolidated basis. Dillco currently owns and operates approximately 40 water hauling trucks equipped with pumps to move water from or into wells, tanks and other storage facilities in order to assist customers in managing their water-cost needs. Each truck has a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

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

Dillco’s ability to outperform competitors in this segment is primarily dependent on logistical factors such as the proximity between areas where water is produced or used and where strategic placement and/or access to both disposal wells and recycling facilities. Dillco, Heat Waves and HES own five water disposal wells in Kansas and Oklahoma. It is management’s intent to expand Enservco’s disposal well holdings and access to recycling facilities, but also to use disposal wells and other facilities owned by third parties where appropriate.

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

Disposal Well Services – The Company owns five disposal wells in Kansas and Oklahoma that allow for the injection of salt water and incidental non-hazardous oil and natural gas wastes.

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

Well Enhancement Services.

Well enhancement services consist of frac heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 150 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southern Kansas, northwestern Oklahoma, northern New Mexico, southern Wyoming (Niobrara), Colorado (D-J Basin), northeastern Utah (Uintah Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale) region, and western North Dakota and eastern Montana (Bakken formation). Well enhancement services accounted for approximately 55% of the Company’s total revenues for its 2011 fiscal year on a consolidated basis.

Frac Heating - Fracturing services are intended to enhance the production from oil and natural gas wells where the natural flow has been restricted by underground formations through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a “proppant” (explained below), into a cased well at sufficient pressure to fracture (i.e. create conductive flowpaths) the producing formation. Sand, bauxite or synthetic proppants are suspended in the fracturing fluid slurry and are pumped into the well under great pressure to fracture the formation. To ensure these solutions are properly mixed (gel frac) or that plain water (used in slick water fracs) can flow freely, the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. Heat Waves owns and operates approximately 25 frac heaters designed to heat large amounts of water stored in reservoirs or frac tanks.

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

Heat Waves provides acidizing services by utilizing its fleet of five mobile acid transport and pumping trucks. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. There are customers who provide their own solutions and hire Heat Waves to pump the solution.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve / melt or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing oil or natural gas well. These deposits build up over a period of time from normal production operations, although the rate at which these products build up depends on the chemical character of the oil and natural gas being produced. This is performed by circulating the hot oil down the casing and back up the tubing to remove the deposits from the well bore.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is done:

(1)	To eliminate water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and
(2)	Because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

Heat Waves currently owns and operates approximately 30 hot oil trucks in its fleet.

Pressure Testing – Pressure testing consist of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

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

Historically, some of the equipment utilized by Dillco and Heat Waves was leased from related entities – HNR LLC (“HNR”, deconsolidated as of December 31, 2009) and HES. Previously HNR and HES were not subsidiary entities of Dillco, but were owned separately by our Chief Executive Officer, Mr. Herman, and his family. HNR was formed to acquire certain assets utilized primarily by Dillco, and HES was formed to acquire construction equipment leased to Heat Waves. On December 31, 2009, Dillco acquired certain assets from HNR and then in March 2010 HES became a wholly owned subsidiary of Heat Waves.

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

Dependence on One or a Few Major Customers

Enservco serves numerous major and independent oil and natural gas companies that are active in its core areas of operations.

•	During the fiscal year ended December 31, 2011, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 12% and no other customers exceeded 9% of revenues. Nevertheless, the Company’s top five customers in 2011 accounted for approximately 38% of its total revenues. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on Enservco’s results of operations.

•	For the year ended December 31, 2010, there was also only one customer that accounted for 10% or more of the Company’s total consolidated revenues at approximately 13%.

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

Seasonality

Portions of Enservco’s operations are impacted by seasonal factors, particularly with regards to its frac heating and hot oiling services. In regards to frac heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Enservco (through Heat Waves and Dillco) enters into agreements with local property owners where its disposal wells are located by which the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells. The terms of these agreements are separately negotiated with the given property owner, and during its 2011 fiscal year the total amount paid under these various agreements by the Company was immaterial to the Company and its business operations.

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

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability without regard to fault or the legality of the original conduct, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment. In the course of Enservco’s operations (being those of Heat Waves and Dillco), it does not typically generate materials that are considered “hazardous substances.” One exception, however, would be spills that occur prior to well treatment materials being circulated down hole. For example, if Heat Weaves or Dillco spills acid on a roadway as a result of a vehicle accident in the course of providing well enhancement/stimulation services, or if a tank with acid leaks prior to down hole circulation, the spilled material may be considered a “hazardous substance.” In this respect, Enservco may occasionally be considered to “generate” materials that are regulated as hazardous substances and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants.

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

Employees

As of March 15, 2012, Enservco employed approximately 125 full time employees. Of these employees, 3 are employed by Enservco Corporation, approximately 42 by Dillco, and approximately 80 by Heat Waves.

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

Operations Related Risks

We had a $2.7 million working capital deficit at December 31, 2011 which, if not remediated, may restrict our future operations.

At December 31, 2011, our working capital deficit (current assets less current liabilities) was approximately $2.7 million. Unless we are able to refinance our debt facilities with our primary lender, raise sufficient financing, or improve our working capital through results of operations during the next fiscal year to address our working capital deficit and other operational issues resulting from this working capital deficit, our operations may be adversely affected. While the Company believes it has made the necessary steps to improve and eliminate the working capital deficit through results of operations going forward and has initiated steps to refinance our debt and raise sufficient financing, we cannot offer any assurance that we will be able to refinance our indebtedness with our primary lender or raise sufficient financing to adequately remediate these working capital deficit concerns.

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

Enservco’s customers consist primarily of major and independent oil and natural gas companies. During fiscal years 2011 and 2010, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 12% during 2011 and 13% during 2010 (all other customers were individually less than 9% and 7% of revenues during these years, respectively).

The Company notes, that though there was only one customer that accounted for more than 10% of revenues during 2011, the Company’s top five customers accounted for approximately 38% of its total revenues during the year. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on Enservco’s results of operations.

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

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. As an example, Enservco believes the weak global economy and decrease in demand for oil and natural gas during much of 2009 significantly contributed to the Company’s net loss of approximately $5.9 million in fiscal 2009. On the other hand, the generally improving economic conditions and increasing activity in the oil and gas industry in late 2010 and throughout 2011 has likely benefitted Enservco.

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

Though we feel the domestic oil and gas industry has rebounded in 2011 as compared to prior years, prices for oil and natural gas historically have been extremely volatile in prior years and likely will continue to be volatile. Volatility or weakness in oil and natural gas prices (or the perception that oil and natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of Enservco’s well service equipment.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices as well as demand for Enservco’s services also depends upon other factors that are beyond Enservco’s control, including the following:

•	demand for oils and natural gas;
•	cost of exploring for, producing, and delivering oil and natural gas;
•	expectations regarding future energy prices;
•	advancements in exploration and development technology;
•	adoption or repeal of laws regulating oil and gas production in the U.S.;
•	imposition or lifting of economic sanctions against foreign companies;
•	weather conditions;
•	rate of discovery of new oil and natural gas reserves;
•	tax policy regarding the oil and gas industry; and
•	development and use of alternative energy sources.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the domestic oil and natural gas industry. Enservco has no influence over its customers’ capital expenditures. On-going economic volatility could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for the majority of our services depends substantially on the level of expenditures by participants in the domestic (United States) oil and natural gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth in the United States and elsewhere, and the resulting impact on demand for oil and natural gas. The worldwide deterioration in the financial and credit markets, which began in the second half of 2008, resulted in diminished demand for oil and natural gas and significantly lower oil and natural gas prices during 2009 and at least the first half of 2010. This caused many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2009 and the first half of 2010, which consequently reduced their demand for our services, and exerted downward pressure on the prices that we charged for our services and products. Though we feel the domestic oil and gas industry has rebounded in 2011 as compared to 2009 and 2010, other worldwide political events may result in higher or lower prices for oil and natural gas and impact the demand for our services.

Furthermore, increasing oil and natural gas prices can lead to increasing costs of exploring for and producing oil and natural gas. Though the addition of frac stimulation into the domestic oil and gas industry has somewhat reduced the overall costs of producing oil and natural gas, the price of drill rigs, pipe, other equipment, fluids, and oil field services and the cost to companies like Enservco of providing those services, has generally increased with significant increases in oil and natural gas prices. The resulting reduction in cash flows being experienced by our customers during the past years due to the general deterioration of the financial and credit markets and the increase of the costs of exploring for and producing oil and natural gas as noted above, together with the reduced availability of credit and increased costs of borrowing funds, could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company maintains insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

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

We currently have a significant amount of indebtedness. As of December 31, 2011, the Company owed approximately $11.9 million to banks and financial institutions (a significant portion of which has been guaranteed by Enservco as Dillco’s parent corporation), with another $2.3 million due through a revolving letter of credit and another $1.5 million of subordinated debt to Mr. Herman, (the largest individual stockholder of the Company).

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

Dillco’s agreements with Great Western Bank impose various obligations and financial covenants on Dillco, each of which Enservco (as the parent corporation) has guaranteed. The outstanding amount under a line of credit with Great Western Bank is due in full in October 2012 unless it is renewed on a year-to-year basis.  Additionally, the term loan with Great Western Bank was amended during 2011, eliminating the requirement for Dillco to make a $1.0 million principal payment during the year and also amended the maturity date of the term loan from June 2015 to March 2015, effectively increasing the monthly principal and interest payments due through maturity. Both of these loans with Great Western Bank have a variable interest rate, are guaranteed by Enservco (as the parent corporation) and each of its subsidiaries, and are collateralized by substantially all of Dillco’s and Heat Waves’ assets.

Further, the related agreements with Great Western and the bank impose various financial covenants on Dillco including maintaining a prescribed debt service ratio, minimum net worth, maximum leverage ratio, and limit the Company’s ability to incur additional debt obligations. If Dillco is unable to comply with its obligations and covenants under the loan agreements and it declares an event of default all of Dillco’s obligations to Great Western Bank could be immediately due. Because Enservco (as the parent corporation) guaranteed Dillco’s debt to Great Western Bank, any default by Dillco on its obligations to Great Western would likely directly impact Enservco.

At December 31, 2011, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an Event of Default under the loan documents. Great Western Bank has waived the effect of this Event of Default and has agreed to modify the debt covenants of the loan agreements for future reporting periods for those covenants which were in default at December 31, 2011. If any further Event of Default occurs under any of the Great West Bank loan agreements, we cannot offer any assurance that the Bank will grant a similar waiver.

The agreements between Dillco and its primary lender contain cross default provisions with the debt of our principal stockholder, Michael D. Herman.

Michael D. Herman is our principal stockholder, a director, and chief executive officer. Before closing of the Merger Transaction, Mr. Herman controlled Dillco and its affiliated entities, and had various personal and unrelated business loans with Great Western Bank and its predecessor lenders. When the Company negotiated its loan agreements with Great Western Bank, the bank insisted that they contain cross default provisions so that a default by Mr. Herman on his personal indebtedness with Great Western Bank would constitute a default on Great Western’s loans to Dillco. As a result of these cross-default provisions, should Mr. Herman default on any of the other debt he has through the bank in his personal capacity, the bank could declare Dillco’s loans in default and call upon Enservco’s guarantee with respect to Dillco’s loans (but not Mr. Herman’s separate obligations). Upon an event of default by Mr. Herman, Dillco might not be able to satisfy its obligations to Great Western Bank which would likely adversely impair Enservco’s ability to conduct its business operations and pay its other obligations necessary to maintain its business operations. Neither Dillco nor Enservco have any control over whether there occurs an event of default under Mr. Herman’s personal loan agreements.

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

Because our stock is not quoted on an exchange and since the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock”. SEC Rule 15g-9 under the Securities Exchange Act of 1934 (the “1934 Act”) imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

General Corporate Risks

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this Form 10-K. Other unknown or unpredictable factors also could have material adverse effects on our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Roosevelt, UT • Shop • Land - shop	5,000 sq. ft. 1.1 acres
Garden City, KS • Shop(1) • Land – shop(1) • Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Trinidad, CO (3) • Shop (2) • Land – shop (2)	9,200 sq. ft. 5 acres 5,734 sq. ft. 0.4 acre
Hugoton, KS (Dillco) • Shop/Office/Storage • Land – shop/office/storage • Land - office	9,367 sq. ft. 3.3 acres 10 acres
Meade, KS (Dillco) • Shop • Land	7,000 sq. ft. 1.2 acres

(1) Property is collateral for debt incurred at time of purchase.

(2) Currently under a short term sublease, $2,300 monthly rents

(3) The employee rental housing in Trinidad, CO (land and building) was sold 12/23/2011.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Roosevelt, UT • Shop • Land	6,000 sq. ft. 10 acres	Prepaid for 60 months @ $2,500 per month	November 2013
Platteville, CO • Shop • Land	3,200 sq. ft. 1.5 acres	$3,000	May 2011
Carmichaels, PA • Shop • Land	5,000 sq. ft. 12.1 acres	$8,500	April 2012
Roosevelt, UT(4) • Employee housing	1,700 sq. ft.	$1,300	May 2011
Colorado Springs, CO(5) Corporate offices	2,067 sq. ft.	$2,000	May 2011
Denver, CO(6) Corporate offices	3,497 sq. ft.	$5,610	October 2016
Edmond, OK(7) • Executive office	400 sq. ft.	$450	December 2011

(4) Property sold June 2011

(5) Leased matured and property vacated September 2011

(6) Lease commenced on September 1, 2011

(7) Lease commenced on January 1, 2011.

Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

As of March 15, 2012, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQX under the symbol “ENSV.” Prior to January 4, 2011 our common stock was quoted under symbol “ASPN”. The rules of both market places provide that companies not current in their reporting requirements under the 1934 Act will be removed from the quotation service. At present and at December 31, 2011 we believe we were in full compliance with these rules.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions. As noted previously in this Form 10-K the Merger Transaction closed on July 27, 2010 and the terms of the Merger Transaction were first announced on or about June 24, 2010. Therefore, included in the 2010 prices below are prices solely in respect to Aspen before the Merger Transaction.

	2011		2010
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.85	$0.39	$0.34	$0.29
Second Quarter	0.98	0.60	0.36	0.29
Third Quarter	1.39	0.80	0.60	0.30
Fourth Quarter	1.35	1.02	0.55	0.35

The closing sales price of the Company’s common stock as reported on March 15, 2012, was $0.84 per share.

Holders

As of March 15, 2012, there were approximately 840 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2011 or 2010, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2011:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	2,815,000		$0.65	451,830	(3)

Equity Compensation Plans Not Approved by Security Holders	815,431	(2)	0.81	-

Total	3,630,431		$0.69	451,830

(1)	Represents options granted pursuant to the Company’s 2010 Stock Incentive Plan.

(2)	Consists of: (i) options to acquire 490,431 shares of Company common stock granted pursuant to Aspen’s 2008 Equity Plan; (ii) warrants issued in 2010 to acquire 225,000 shares of Company common stock exercisable at $0.49 per share; and (iii) warrants issued in 2011 to acquire 100,000 shares of Company common stock exercisable at $0.77 per share.

(3)	Calculated as 3,266,830 shares of common stock reserved per the 2010 Stock Incentive Plan (being 15% of 21,778,866 shares issued and outstanding at January 1, 2012 per the renewal clause noted within the plan) less the 2,815,000 shares of common stock noted in Column (a).

Description of the 2008 Equity Plan:

On February 27, 2008 Aspen’s Board of Directors adopted the 2008 Equity Plan (the “2008 Plan”). One million shares of common stock were initially reserved for the grant of stock options or issuance of stock bonuses under the 2008 Plan. The 2008 Plan was not approved by Aspen’s stockholders and therefore none of the options granted under the 2008 Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code. The exercise period for options granted under the 2008 Plan did not exceed ten years from the date of grant. The 2008 Plan provides that an option may be exercised through the payment of cash, in accordance with the Plan’s cashless exercise provision, or in property or in a combination of cash, shares and property. On July 27, 2010, the 2008 Plan was terminated, although persons holding vested options under the 2008 Plan will continue to hold those options in accordance with the terms of their contractual agreement(s).

Description of the 2010 Stock Incentive Plan:

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of equity-based awards to our directors, officers, employees, consultants, independent contractors and affiliates. Equity-based awards are intended to be determined by a compensation committee (or, in the absence of a compensation committee, the Board of Directors and in either case referred to herein as the “Committee”) and are granted only in compliance with applicable laws and regulatory policy.

The 2010 Plan was approved by the Company’s stockholders in October 2010 and permits the issuance of options that qualify as Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). In the absence of a compensation committee, the Board of Directors administers the 2010 Plan. Any employee, officer, consultant, independent contractor or director providing services to the Company or any of its affiliates, who is selected by the Committee, is eligible to receive an award under the 2010 Plan.

The aggregate number of shares of our common stock that may be issued was 3,500,000 shares of common stock. Beginning on January 1, 2012 and on January 1 of each subsequent year that the 2010 Plan is in effect, the aggregate number of Shares that may be issued under the 2010 Plan shall be automatically adjusted to equal 15% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year. As a result of the January 1, 2012 adjustment, the maximum number of shares that are subject to equity awards under the 2010 Plan was reduced to 3,266,830. The maximum number of shares that may be awarded under the 2010 Plan pursuant to grants of restricted stock, restricted stock units, and stock awards will be 2,000,000.

The 2010 Plan permits the granting of:

•	Stock options (including both incentive and non-qualified stock options);
•	Stock appreciation rights (“SARs”);
•	Restricted stock and restricted stock units;
•	Performance awards of cash, stock, other securities or property;
•	Other stock grants; and
•	Other stock-based awards.

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

Other Compensation Arrangements:

On July 28, 2010, Enservco entered into an agreement with an investor relations firm and as part of the compensation paid pursuant to that agreement granted each of the principals of the firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares). The warrants are exercisable at $0.49 per share for a four year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

On May 9, 2011, Enservco entered into an agreement with a financial advisor and as part of the compensation paid pursuant to that agreement granted the advisor a warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $0.77 per share for a five year term. The warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal years ended December 31, 2009, 2010, or 2011 or subsequently, that were not previously disclosed in reports filed by the Company with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information regarding the results of operations for the years ended December 31, 2011 and 2010, and our financial condition, liquidity and capital resources as of December 31, 2011 and 2010. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	our $2.7 million working capital deficit at December 31, 2011 raises concerns regarding our financial and operational capabilities absent raising debt or equity, or improving results of operations, to address the working capital deficit;

•	our ability to generate sufficient cash flows to repay our debt obligations as they become due and to repay our outstanding debt when due;

•	future capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	availability of borrowings under our credit facility;

•	historical incurrence of losses;

•	our ability to retain key members of our senior management and key technical employees, and conflicts of interests with respect to our directors;

•	effect of seasonal factors;

•	a decline in oil or natural gas production or oil or natural gas prices, the impact of price volatility in the oil and natural gas industries and the impact of general economic conditions on the demand for the services we offer to the oil and natural gas industries;

•	activities of our competitors, many of whom have greater financial resources than we have;

•	geographical diversity of our operations and the difficulties inherent in managing such geographically diverse operations;

•	ongoing U.S. and global economic uncertainty;

•	unanticipated increases in the cost of our operations;

•	reliance on limited number of customers and creditworthiness of our customers;

•	increases in interest rates and our failure to hedge against possible interest rate increases;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	further sales or issuances of common stock; and

•	our common stock’s limited trading history.

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

Going forward, and subject to the availability of adequate financing, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment. The Company will require additional debt or equity financing to fund the costs necessary to expand the services it offers. There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

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

The financial statements included in this report are for Enservco’s year ended December 31, 2011 and 2010 and include Aspen’s financial statements only as a result of, and subsequent to, the Merger Transaction. As such, the following management’s discussion and analysis is with respect to Enservco’s year ended December 31, 2011, and the corresponding period(s) in the previous fiscal year. Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the years ended December 31, 2011 and 2010

The following table shows the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	Years Ended December 31,
	2011	% of Revenue	2010	% of Revenue

Revenues	$24,670,671	100%	$18,641,286	100%
Cost of Revenue	18,681,469	76%	14,422,412	77%
Gross Profit	5,989,202	24%	4,218,874	23%

Operating Expenses
General and administrative expenses	3,515,213	14%	2,540,859	14%
Depreciation and amortization	4,699,640	19%	3,992,367	21%
Total operating expenses	8,214,853	33%	6,533,226	35%

Loss from Operations	(2,225,651)	(9)%	(2,314,352)	(12)%
Other Expense	(875,732)	(4)%	(457,501)	(3)%
Loss Before Income Tax Benefit	(3,101,383)	(13)%	(2,771,853)	(15)%

Income Tax Benefit	1,134,127	5%	926,188	5%
Net Loss	$(1,967,256)	(8)%	$(1,845,665)	(10)%

EBITDA*:
Net Loss	$(1,967,256)		$(1,845,665)
Add (Deduct):
Interest expense	706,944		728,241
Income tax benefit	(1,134,127)		(926,188)
Depreciation and amortization	4,699,640		3,992,367
EBITDA*	2,305,201		1,948,755
Add (Deduct):
Stock-based compensation	576,498		342,277
Warrants issued	46,353		81,771
Loss on disposal of equipment	119,023		71,003
Gain on sale of investments	-		(188,186)
Other expense (income)	49,765		(153,557)
Adjusted EBITDA*	$3,096,840		$2,102,063

Income Per Common Share:
Basic	$(0.09)		$(0.10)
Fully Diluted	$(0.09)		$(0.10)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		17,641,876
Fully Diluted	21,778,866		17,641,876

*Note: See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the years ending December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
BY SERVICE OFFERING:
Fluid Management (1)
Closed Locations (6)	$12,043	$229,747
Continuing Locations (6)	9,556,675	7,271,566
	9,568,718	7,501,313
Well Enhancement Services (2)
Closed Locations (6)	-	216,139
Continuing Locations (6)	13,776,450	9,743,422
	13,776,450	9,959,561

Well Site Construction and Roustabout Services	1,325,503	1,180,412
Total Revenues	$24,670,671	$18,641,286

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue information for the Company’s three geographic regions during the years ending December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
BY GEOGRAPHY:
Eastern USA Region (3)	$6,690,568	$4,846,891
Rocky Mountain Region (4)
Closed Locations (6)	180	798,935
Continuing Locations (6)	6,837,448	3,125,565
	6,837,628	3,924,500
Central USA Region (5)
Closed Locations (6) (7)	766,287	875,093
Continuing Locations (6)	10,376,188	8,994,802
	11,142,475	9,869,895

Total Revenues	$24,670,671	$18,641,286

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.
(4)	Consists of western Colorado, northeastern Utah, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Closed locations are those locations where services have been discontinued as of December 31, 2011.
(7)	Due to the closing of the Construction and Roustabout services as part of the Company’s Garden City, KS operations. All assets were redeployed to other operation centers.

Revenues:

The approximately $6.0 million or 32% increase in revenues in fiscal year 2011 as compared to fiscal year 2010 resulted from an increase in revenues across our lines of business and our geographical regions. The increase was primarily a result of the following actions that served to increase our revenue producing activities:

(1)	closing of marginal operation centers in 2010 and redeploying assets to expand Well Enhancement and Fluid Management operations within our Eastern USA region (the southern region of the Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia);

(2)	opening two new operation centers during September 2011 in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana);

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

Also, it should be noted that revenues increased during fiscal year 2011 as compared to fiscal year 2010 for all geographical locations due to increased demand for services from existing and new customers due primarily to the growth in the development of unconventional oil and gas wells.

Due to the two new operation centers opened during September 2011, expanded operations within our Eastern USA region, and organic growth in our Rocky Mountain and Central USA regions, the Company projected a significant increase in revenues during the fourth quarter of 2011 as compared to the same period in 2010. However, due to higher-than-average temperatures within these regions (regions in which the Company performs Well Enhancement services, primarily as it relates to our frac heating and hot oiling services), the Company realized only a slight increase in revenues during the fourth quarter of 2011 as compared to the same period in 2010. If the weather within these regions would have followed historic cold weather trends for the fourth quarter of 2011, as it has in prior years, there would have been a greater increase in revenues for fiscal year 2011.

In addition to the lower than projected revenues during the fourth quarter of 2011, for the reasons discussed under the Historical Seasonality of Revenues section below the rate of increase of our revenues decreased in the second and third quarters of 2011. Until we expand our service offerings to include non-seasonal services, to help even out these seasonal fluctuations (which we are currently endeavoring to do), we can expect this seasonal decrease in demand to continue in our second and third quarter periods.

We believe that with the increased opportunities available and the continuing oil and gas exploration and development activities in those regions by a number of different companies, our new and increased operations in the Marcellus Shale, Niobrara, and Bakken formation regions will continue to positively impact revenues in future periods. Although the demand for certain of the services we provide in the Marcellus Shale and Bakken formation regions are seasonal with higher demand during colder months, and though the start of the 2011 heating season experienced higher-than-average temperatures, the Company believes demand for its water hauling services will not be as cyclical and to the extent improving economic conditions or other factors lead to an increase in oil and gas drilling operations, our water hauling operations will increase as well. We also believe that our expansion of operations into the Niobrara region of south-central Wyoming will also have a positive impact on revenues in future periods.

Historical Seasonality of Revenues

Because of the seasonality of our frac heating and hot oiling business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year. In addition, the revenue mix of our service offerings also changes as our Well Enhancement services (which includes frac heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 60% or more of our total fiscal year revenues, with the remaining 40% historically split evenly between the second and third quarters. And though our fourth quarter of 2011 experienced higher-than-average temperatures and we were unable to realize the projected revenues within that quarter, our revenue mix remained consistent; i.e. first and fourth quarters of 2011 made up 60% of our total revenues.

Costs of Revenues and Gross Profit:

Although revenues increased (approximately $6.0 million or 32%) during the fiscal year 2011, cost of revenues as a percentage of revenues remained relatively consistent when compared to the same period in 2010, resulting in consistent gross profit margins for both periods. This relatively consistent cost of revenues and consistent profitability rate for the two periods is primarily due to the following factors:

(1)	although historically we experience higher gross profit margins for Well Enhancement services and experienced growth in these services of approximately $3.8 million or 38% during 2011, we also experienced historically-high growth in our Fluid Management and Well Site Construction and Roustabout services during the same period, especially in our Eastern USA and Central USA regions; cumulative growth of approximately $2.2 million or 26% in these services. Though this growth in the Fluid Management and Construction services enabled us to expand our service offerings to include non-seasonal services, it has also changed the overall historic revenue mix of our service offerings, keeping our gross profit margins consistent;

(2)	As discussed throughout this report, the Company relies heavily on the ability to generate the majority of its revenues and gross profit during the heating season during the first and fourth quarters of our fiscal year (when temperatures are colder) through its frac heating and hot oiling services. During the third and fourth quarters of 2011, the company fully staffed its operational centers with drivers and operators in order to meet the expected demand during the heating season. However, due to higher-than-expected temperatures in these locations, the expected demand for our heating services (frac heating and hot oiling) did not start until late into the fourth quarter, at less than full capacity;

(3)	an increase in labor costs (salary and wages, benefits, etc,) and site overhead during the third and fourth quarters of 2011 due to the opening of two new site locations (Cheyenne, WY and Killdeer, ND); these locations opened in September 2011. Though these locations were not fully operational and generating revenues until late in the fourth quarter (when the heating season began, as discussed above), the Company opened these locations prior to the start of heating season in order to find and retain competent and trained employees at each location to meet the expected demand at these locations once the heating season began, which resulted in increased labor and site overhead costs; and

(4)	an overall increase in the price of fuel and other transportation costs during the period.

For the reasons discussed under the Historical Seasonality of Revenues section above, in the second and third quarters of 2011 our cost of revenues as a percent of revenues increased, the revenue mix of our service offerings changed as our Well Enhancement services decreased as a percentage of total revenues and Fluid Management services and other services increased as a percentage of total revenues, and gross profit decreased as a percentage of revenues. We anticipate that our cost of revenues as a percent of revenues will be higher during our second and third quarters until we expand our service offerings to include more non-seasonal services, to help even out these seasonal fluctuations (which we are currently endeavoring to do).

General and Administrative Expenses:

Although general and administrative expenses remained consistent as a percentage of revenues during the fiscal years of 2011 and 2010, the amount spent on our general and administrative expenses increased during 2011 by approximately $975,000 or 38%, as compared to the same period in 2010. In general, this increase reflects a full period of operating as a public company (after completing the Merger Transaction in July 2010) with expanding operations and increased payroll costs in order to employ experienced personnel to meet management and staff needs. The following specific factors impacted our increased general and administrative expenses during 2011:

•	approximately $200,000 of the increase in general and administrative expenses was due to recognizing additional non-cash expenses (over that recognized during the prior period) related to options and warrants granted in various periods of 2011 to employees and non employees;

•	approximately $200,000 in additional general and administrative expenses (over that recognized during the prior period) was incurred as part of the Company’s bonus program for various levels of personnel;

•	approximately $400,000 in additional general and administrative expenses was incurred as a result of hiring a new Chief Operating Officer (since been assigned a new position and title) and a new Corporate Controller in the third quarter of 2010, a new Safety Director hired the beginning of third quarter 2011, and salary increases given for various levels of personnel;

•	approximately $60,000 in general and administrative expenses related to administrative fees paid to a third-party consultant to assist in preparing financial and non-financial information for potential investors; and

•	approximately $70,000 in general and administrative expenses related to costs incurred to move our corporate offices to the Denver, CO area, which has a larger concentration of energy industry participants than did our former corporate location.

We anticipate that our general and administrative expenses will continue to increase as our operations increase, although we expect to be able to maintain our general and administrative expenses as a reasonable percentage of revenues.

Depreciation and Amortization:

Though our depreciation and amortization expenses decreased as a percentage of revenues in 2011 as compared to 2010, our depreciation and amortization expense increased by approximately $700,000 or 18% during fiscal year 2011. This is due mainly to property and equipment purchases during 2011 of approximately $5.3 million. We anticipate that our depreciation and amortization expenses will continue to increase as we add more equipment to the extent that financing is available to do so, of which there can be no assurance.

Results of Operations:

Although revenues increased (approximately $6.0 million or 32%) during fiscal year 2011, our loss from operations remained fairly consistent, only decreasing by approximately $90,000 or 4%, as compared to the same period 2010. As discussed within the General and Administrative Expenses and Depreciation and Amortization sections above, this consistent loss from operations during 2011 was primarily a result of the 38% increase in general and administrative expenses and the 18% increase in depreciation and amortization expenses which offset the substantial increase in revenues during the period.

Notwithstanding the consistent loss from operations during the 2011 and 2010 fiscal years, the Company experienced positive cash flow from operations during the 2011 period of approximately $3.0 million as compared to negative cash flow from operations of $(222,000) during the 2010 period. As cash flow from operations continues to improve, we are hopeful that our losses from operations and net losses will improve. While we cannot provide any assurance that the improvements in cash flow from operations will continue as recognized during our 2011 fiscal year, we intend to continue to monitor all of the components and work to achieve operational and cash flow efficiencies.

Management believes that this improvement in operations reflects the beneficial effect of our increased operations, focus on obtaining profitability, and the benefit of the colder weather in the first and last quarters of the year. We believe that as long as we are able to maintain our costs under control and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although during the short term and thereafter on a quarter-to-quarter basis, there may still be periods of loss.

Income Taxes:

The increase in income tax benefit from fiscal year 2010 to fiscal year 2011 is due to the increased loss from operations before taxes.

Adjusted EBITDA*:

The following table presents a reconciliation of our net income to our Adjusted EBITDA on a historical basis for each of the periods indicated:

	Years Ended December 31,
	2011	2010

Net Loss	$(1,967,256)	$(1,845,665)
Add (Deduct):
Interest Expense	706,944	728,241
Income tax benefit	(1,134,127)	(926,188)
Depreciation and amortization	4,699,640	3,992,367
EBITDA*	2,305,201	1,948,755
Add (Deduct):
Stock-based compensation	576,498	342,277
Warrants issued	46,353	81,771
Loss on disposal of equipment	119,023	71,003
Gain on sale of investments	-	(188,186)
Other expense (income)	49,765	(153,557)

Adjusted EBITDA*	$3,096,840	$2,102,063

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

Adjusted EBITDA increased by approximately $1.0 million from 2010 to 2011. The major component causing the positive change to Adjusted EBITDA in 2011 as compared to 2010 was due to the increase in Revenues year over year, primarily due to a) redeploying some of our assets to initiate operations in the southern region of the Marcellus Shale formation, b) opening two new operation centers in southern Wyoming and western North Dakota, and c) organic growth within our Well Enhancement and Fluid Management services; all as discussed in the Revenues section above.

Liquidity and Capital Resources:

The following table summarizes our statements of cash flows for the years ended December 31, 2011 and 2010 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2011	2010

Net cash provide (used) in operating activities	$2,963,149	$(222,717)
Net cash (used) provided in investing activities	(5,016,089)	1,316,769
Net cash provided in financing activities	832,138	395,269
Net (Decrease) Increase in Cash and Cash Equivalents	(1,220,802)	1,489,321

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$417,005	$1,637,807

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010

Current Assets	$6,402,945	$7,375,954
Total Assets	22,120,672	22,620,876
Current Liabilities	9,085,572	6,223,475
Total Liabilities	18,993,298	18,015,432
Working Capital (Current Assets net of Current Liabilities)	(2,682,627)	1,152,479
Stockholders’ equity	3,127,374	4,605,444

We have relied on cash generated from operations, borrowings under our credit facility and the cash that became available to us as a result of the Merger Transaction to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund planned capital expenditures and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

At December 31, 2011, we had approximately $740,000 available under our asset based, revolving credit facility. Our ability to fund our current operations and planned 2012 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender or our ability to obtain credit facilities through an alternative lender, and our ability to raise outside capital.

Based on our existing operating performance we believe we will have adequate funds to meet operational and capital expenditure needs for fiscal year 2012. In addition, we are currently investigating opportunities with lending institutions to refinance the debt facilities with our primary lender. If our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital, the Company will adjust its capital expenditures accordingly.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios. The first measurement date for these covenants was December 31, 2010. The Company was able to meet all covenants at December 31, 2010.

At December 31, 2011, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an Event of Default under the loan documents. Great Western Bank has waived the effect of this Event of Default and has agreed to modify the debt covenants of the loan agreements for future periods for those covenants which were in default at December 31, 2011.

During fiscal year 2011 we had a working capital deficit of approximately $2.7M, a decrease of approximately $3.8 million as compared to our 2010 fiscal year. There were various components contributing to the deficit. The major components causing the change in our working capital were:

Factors that had a negative effect on our working capital included:

1.	A decrease in cash of $1.2 million due to using cash from operations to fund assets, as follows:
a.	opening our new operation centers in Cheyenne, Wyoming and Killdeer, North Dakota, and
b.	truck and equipment purchases;

2.	An increase in the current portion of long-term debt of $760,000 due to new equipment credit facilities and truck loans during the year;

3.	A decrease in marketable securities of approximately $200,000 due to unrealized losses on our investments in third party stocks;

4.	An increase in the outstanding balance on our revolving line of credit of approximately $1.2 million due to, a) truck and equipment purchases funded with the line of credit while awaiting for funding from our primary lending institution for these purchases, and b) operational costs incurred at the beginning of heating season to meet expected demand which was not immediately realized due to the higher-than-average temperatures at key operation centers;

5.	An increase in accounts payable and accrued expenses of approximately $900,000 due to costs incurred at the beginning of heating season and accrued bonuses for location mangers and drivers (bonuses payable in January and February of 2012); and

6.	A decrease in income taxes receivable for income tax payments received which were used to fund additional truck and equipment purchases.

Factors that positively impacted our working capital included:

1.	An increase in accounts receivable balances of approximately $400,000 due to an increase in the days-sales-outstanding ratio; ratio increased from 50 days in fiscal year 2010 to 60 days in fiscal year 2011.

Investing and Financing Activities:

Our capital expenditures of approximately $5.3 million for fiscal year 2011 were approximately $3.1 million greater than capital expenditures of approximately $2.2 million during 2010 (not including capital leases of approximately $455,000). Also, in order to fund some of our capital expenditures we sold and disposed of obsolete or retired trucks and equipment and other fixed assets (including land and buildings) through several transactions during 2011 and 2010 resulting in proceeds of approximately $255,000 and $275,000, respectively. Thus, the increase in cash used for investing activities in 2011 as compared to 2010.

As of December 31, 2010 we had outstanding purchase orders of approximately $750,000 for heating and other units to meet the demand of our customers. We purchased this equipment in the first and second quarters of 2011. As of December 31, 2011 we have executed commitments for additional expenditures of approximately $500,000.

We are currently investigating opportunities with lending institutions to refinance the debt facilities with our primary lender.

The increase in cash provided in financing activities of approximately $440,000 for fiscal year 2011 as compared to 2010 is primarily the result of the issuance of new equipment credit facilities and truck loans as well as the increased outstanding balance on the revolving line of credit.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of December 31, 2011 consisted of the Term Loan, the Line of Credit, the Equipment Loans, the Real Estate Loan received to fund the new operation center in North Dakota, as well as certain capital and operating leases, and related party subordinated debt.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward, and subject to the availability of adequate financing, the Company hopes to expand its business operations, by expanding its operations into new regions of the country, acquiring additional equipment, increasing the volume of services we currently offer, expanding the services it offers to its customers, and engaging in strategic transactions with companies that offer services that are similar or complementary to those that the Company offers.

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

Off-balance Sheet Arrangements

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Herman on various loan agreements (as discussed throughout this document), the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical.

Accounts Receivable:

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

Inventory:

Inventory consists primarily of diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment:

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

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the year ended December 31, 2011 or 2010.

Intangible Assets:

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over the five-year contractual periods. Amortization expense is expected to be recognized through June 2013.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2011 and 2010, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

Marketable Securities:

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Equity securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Equity securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

The fair value of substantially all marketable securities is determined in reference to quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market

Income Taxes:

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of December 31, 2011 or 2010. The Company files tax returns in the United States, in the states of Colorado, Kansas, North Dakota, Pennsylvania and Utah. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value:

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

Stock-based Compensation:

The Company accounts for stock-based compensation in accordance with current accounting standards which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards.

Revenue Recognition:

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, and services are provided and collection is reasonably assured.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item begins on page 70 of Part III of this report on Form 10-K and is incorporated into this part by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following disclosure is with respect to not only the Company, but also with respect to Aspen and the Company’s subsidiary entities.

1.      Eide Bailly / Ehrhardt Keefe Steiner & Hottman PC

As previously reported, on July 27, 2010, Enservco’s Board of Directors informed Eide Bailly LLP (“Eide Bailly”) that it had dismissed Eide Bailly as the Company’s independent registered public accounting firm and informed Ehrhardt Keefe Steiner & Hottman PC (EKS&H) certified public accountants, that such firm was appointed as the Company’s independent registered accounting firm effective on that same date. During Aspen’s fiscal year’s ended June 30, 2008 and June 30, 2009 and subsequently, there were no disagreements with Eide Bailly on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Eide Bailly’s satisfaction would have caused Eide Bailly to make reference to the subject matter of the disagreement in connection with its principal accounting report on the financial statements for Aspen’s fiscal year ended June 30, 2008 and June 30, 2009, or any subsequent report.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2011 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that its internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

In accordance with Item 308 of SEC Regulation S-K, management is required to provide an annual report regarding internal controls over our financial reporting. This report, which includes management’s assessment of the effectiveness of our internal controls over financial reporting, is found below. Inasmuch as the Company is neither an accelerated filer nor a large accelerated filer, the Company is not obligated to provide an attestation report on the Company’s internal control over financial reporting by the Company’s registered public accounting firm.

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

As of December 31, 2011, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of March 15, 2012, the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers are as set forth in the below table.

Name	Age	Position
Michael D. Herman	54	Chief Executive Officer and Chairman of the Board of Directors

Rick D. Kasch	61	President, Treasurer, and Chief Financial Officer

R.V. Bailey	78	Director

Gerard Laheney	74	Director

David C. Potter is Controller and Secretary of the Company and holds an active CPA license. The Board of Directors has determined that the offices of Controller and Secretary are not positions as “executive officers” of the Company as that term is used in Item 401(b) of SEC Regulation SK, and are not “officers” as that term is defined in SEC Rule 16a-1(f) in that the positions of Controller and Secretary do not have policy-making functions and consequently are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. The information for Mr. Potter is presented here for convenience.

In the agreement for the 2010 Merger Transaction, Aspen agreed to appoint two persons designated by Dillco to the Board of Directors – being Messrs. Herman and Laheney. Both were reelected at the meeting held on July 28, 2011. Except for that agreement, there is no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director. Kevan B. Hensman did not stand for reelection at the annual shareholder and board member meeting held on July 28, 2011.

The following sets forth a brief description of the business experience of each director and executive officer of the Company:

Michael D. Herman. Mr. Herman was appointed as the Company’s Chief Executive Officer, President and as Chairman of the Board of Directors on July 27, 2010. On August 23, 2010 he ceased serving as President, but continues to serve as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Herman has served as the Chairman and control person of Dillco since December 2007 and Heat Waves since March 2006. Since 2005, Mr. Herman has served as the Chairman of Pyramid Oil Company (NYSE Amex: PDO), a California corporation involved in acquiring and developing oil and natural gas wells. Mr. Herman was the Chairman and owner of Key Food Ingredients LLC (“Key Food”) from January 1, 2005 until October, 2007. Key Food supplies dehydrated vegetables from its factory in Qingdao, China to customers worldwide. Mr. Herman was Chairman and owner of Telematrix, Inc. from October 1992 until December 1998, when that company was sold to a major hospitality company, and he repurchased a majority ownership interest in December 2004 and held that majority ownership interest until April 2006. Telematrix, Inc. designs and distributes communications products and telephones to hospitality and business customers globally.

Rick D. Kasch. Mr. Kasch was appointed as the Company’s Executive Vice President and Chief Financial Officer on July 27, 2010. On July 19, 2011 he was appointed as the President, Treasurer, and Chief Financial Officer of the Company, and he was reappointed to those positions at the July 28, 2011 board meeting. Mr. Kasch served as the principal financial officer of the Company’s predecessor (Enservco LLC) since its inception in May 2007. Mr. Kasch also served as the principal financial officer, Secretary and Treasurer of Dillco since December 2007. Further, he has served as a manager and the principal financial officer for Heat Waves since March 2006. Since 2004, Mr. Kasch has also served as the Chief Financial Officer of Key Food Ingredients LLC, a company that distributes dehydrated vegetables. Additionally, Mr. Kasch has served as the Chief Financial Officer for various other companies, including software development companies and internet based companies. Mr. Kasch does not serve as a director of any public companies. Mr. Kasch received a BBA - Accounting degree from the University of South Dakota. Mr. Kasch is a CPA but does not hold an active license.

R. V. Bailey. Mr. Bailey has served as a Company director since 1980 and has continued to serve as a director since the completion of the Merger Transaction on July 27, 2010. Additionally, he previously served as an officer and director of Aspen from its inception, including as Aspen’s Chief Executive Officer from January 2008 until July 27, 2010. Mr. Bailey obtained a Bachelor of Science degree in Geology from the University of Wyoming in 1956. He has more than 45 years experience in exploration and development of mineral deposits, primarily gold, uranium, coal, and oil and natural gas. His experience includes basic conception and execution of mineral exploration projects. Mr. Bailey is a member of several professional societies, including the Society for Mining and Exploration, the Society of Economic Geologists and the American Association of Petroleum Geologists, and has written a number of papers concerning mineral deposits in the United States. He is the co-author of a 542-page text published in 1977 concerning applied exploration for mineral deposits. Mr. Bailey is not a director of any other public companies.

Gerard P. Laheney. Mr. Laheney was appointed to the Company’s Board of Directors on July 27, 2010 and continues to serve as a director.  Mr. Laheney has approximately twenty-seven years of experience in the financial industry as he has long served as a financial adviser and asset manager. Since 1993, Mr. Laheney has served as the President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management.  Mr. Laheney previously served in other positions in the financial industry, including serving as a Vice President of Dean Witter Reynolds from April 1990 to December 1993. Mr. Laheney currently serves on the Board of Directors of Reading International, Inc. (NASDAQ RDI).

Board of Directors – Composition:

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

Significant Employees

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

Family Relationships

There are no family relationships among the directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2011, and subsequently, we believe that during the Company’s 2011 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

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

No Audit Committee

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

The Corporation will consider all recommendations from any person (or group) who has (or collectively if a group have) held more than 5% of the Corporation’s voting securities for longer than one year. Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Corporation by the date mentioned in the most recent proxy statement under the heading “Proposal From Stockholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5, and in that notification must provide the following additional information to the Corporation:

i)	Name, address, telephone number and other methods by which the Corporation can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

ii)	If the stockholder owns shares of the Corporation’s voting stock other than on the records of the Corporation, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

iii)	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Corporation, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

iv)	Name, address, telephone number and other contact information of the proposed nominee; and

v)	All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, shall be in a form reasonably acceptable to Enservco.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2011 and 2010 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

						(1)	Non-Equity	Non-Qualified
Name and	Fiscal				Stock	Option	Incentive Plan	Deferred Plan	All Other
Principal Position	Year	Salary	Bonus		Awards	Awards	Compensation	Compensation	Compensation		Total

Michael D. Herman, CEO and Chairman (2)	2011	$-	$90,000	(2)	$-	$-	$-	$-	$93,061	(2)	$183,061
	2010	$-	$-		$-	$-	$-	$-	$6,862	(2)	$6,862

Rick D. Kasch, President, Treasurer, and CFO	2011	$200,721	$65,000		$-	$373,726	$-	$-	$28,309	(3)	$667,756
	2010	$180,000	$-		$-	$45,421	$-	$-	$24,047	(3)	$249,468

Austin Peitz, Director of Operations	2011	$120,000	$97,763		$-	$48,093	$-	$-	$27,170	(3)	$293,026
	2010	$113,077	$44,106		$-	$68,131	$-	$-	$21,222	(3)	$246,536

(1)   Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See note 14 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)   In both fiscal 2010 and fiscal 2011 Mr. Herman elected not to receive any base compensation because he believed that the funds that would have been used to pay his salary were better devoted to helping to grow and develop the Company’s business operations. Mr. Herman’s sole compensation from the Company during 2010 was derived from the Company paying his health, life, dental and vision insurance premiums. Mr. Herman’s compensation from the company during 2011 consisted of (i) a discretionary bonus awarded, as approved by the board, (ii) payment of accrued interest on the related party subordinated debt as loaned to the Company by Mr Herman, and (iii) the Company paying for his health, life, dental and vision insurance premiums. Mr. Herman is not involved in the day-to-day operations of the Company but serves as CEO to provide strategic guidance on an as needed basis.  The Company evaluated the services provided by Mr. Herman during the years ended December 31, 2011 and 2010 and determined that it was not necessary to impute compensation for financial reporting purposes. Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay Mr. Herman a continuing guarantee fee of $150,000 per year; such payment would continue for so long as Mr. Herman is liable as guarantor of Company debt in excess of $5,000,000.

(3)   Represents: (i) automobile expenses; (ii) health, life, dental and vision insurance premiums; and (iii) matching contributions to the Company’s 401(k) plan incurred on behalf of Mr. Kasch and Mr. Peitz by the Company.

Narrative Disclosure to Summary Compensation Table

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers. To date, the Company has not retained an independent compensation consultant to assist the Company in reviewing and analyzing the structure and terms of the Company’s executive officers.

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

The Company’s Chief Executive Officer is not paid a base salary as he has elected to forego the receipt of a salary. Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay the Chief Executive Officer a continuing guarantee fee of $150,000 per year; such payment would continue for so long as the Chief Executive Officer is liable as guarantor of Company debt in excess of $5,000,000. This annual payment is not viewed as a base salary; it is deemed a fee paid to the Chief Executive Officer for risks associated with the personal guarantees given on behalf of the Company for various debt agreements held by the Company.

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

In conjunction with entering into an employment agreement on July 27, 2010, Rick Kasch, the Company’s President and Chief Financial Officer, was granted an option to acquire 300,000 shares of Company common stock. Subsequent to this first issuance, on July 19, 2011 and again on February 10, 2012, Mr. Kasch was granted options to acquire 600,000 and 400,000 shares of the Company common stock, respectively. The exercise price of these options is $0.49, $1.10, and $1.07, respectively. All three options are exercisable for a five year term. The option granted on July 27, 2010 has one third of the options vesting immediately upon grant with the remaining portion of the option to vest on a pro-rata basis on each of the first two anniversary dates of the option grant. The options granted on July 19, 2011 and on February 10, 2012 have one half of the options vesting immediately with the second half to vest on the first anniversary of the option grant.

In conjunction with entering into an employment agreement on July 27, 2010, Austin Peitz, the Company’s Director of Operations, was granted an option to acquire 450,000 shares of Company common stock. The option is exercisable for a five year term with an exercise price of $0.49 per share. One third of the options vested at the time of grant, one-third vested on July 27, 2011, and the remaining one third will vest on July 27, 2012 (if he remains employed by Enservco at that date).

Additionally, at the time of his appointment as our Chief Operating Officer, on August 23, 2010, Bob Maughmer was granted an option to acquire 1.0 million shares of Company common stock. The option is exercisable for a five year term with an exercise price of $0.49 per share. One third of the options vested at the time of grant, one-third vested on August 23, 2011, and the remaining one third will vest on August 23, 2012 (if he remains employed by Enservco at that date).

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

The employment agreements we have entered into with certain of our executive officers provide that each is eligible to receive a discretionary cash bonus. Such bonuses are to be considered and determined by the Board of Directors, and paid during the ninety day period beginning February 1 of the year following that year for which the bonus was earned. After the end of our 2011 fiscal year the Board of Directors awarded cash bonuses to the following Company executive:

▪	Michael Herman – Mr. Herman was rewarded a cash bonus of $90,000 for fiscal year 2011 with $30,000 of the bonus paid to Mr. Herman in 2011 and the remaining $60,000 paid to Mr. Herman in February 2012.
▪	Rick Kasch – Mr. Kasch was rewarded a cash bonus of $65,000 for fiscal year 2011 with $25,000 of the bonus paid to Mr. Kasch in 2011 and the remaining $40,000 paid to Mr. Kasch in February 2012.
▪	Austin Peitz – Mr. Peitz was awarded a cash bonus of $97,763 for fiscal year 2011 with $45,686 of the bonus paid to Mr. Peitz in 2011 and the remaining $52,077 paid to Mr. Peitz in February 2012.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Additionally, the Company provides its executive officers with an automobile allowance (other than Mr. Herman as discussed above). Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers.

Employment Agreements

We have entered into employment agreements with certain Company officers and key employees, including Messrs. Herman, Maughmer, Peitz and Kasch (all of whom are listed in the executive compensation table above).

Michael Herman – Mr. Herman’s employment agreement is for a term through June 30, 2013. The agreement provides for no base salary. However, Mr. Herman will be eligible for an annual discretionary cash bonus based on Mr. Herman’s performance and the performance of the Company as a whole, with any bonus ultimately to be determined by the Board of Directors. Mr. Herman is entitled to receive standard employment benefits. If Mr. Herman is terminated without cause he will be entitled to health benefits for a period of eighteen months. The employment agreement also contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay Mr. Herman a continuing guarantee fee of $150,000 per year; such payment would continue for so long as Mr. Herman is liable as guarantor of Company debt in excess of $5,000,000. This annual payment is not viewed as a base salary; it is deemed a fee paid to Mr. Herman for risks associated with the personal guarantees given on behalf of the Company for various debt agreements held by the Company.

Rick Kasch – Mr. Kasch’s employment agreement is for a term through June 30, 2014. The agreement provides for an annual salary of $225,000 through June 30, 2012 and then automatic increases of 5% effective on each July 1 during the term of the agreement. Pursuant to the agreement the Company agreed to grant Mr. Kasch an option to acquire 300,000 shares of Company common stock in accordance with the Company’s 2010 Stock Incentive Plan. Mr. Kasch is also entitled to standard employment benefits and the use of a Company automobile or alternatively a car allowance of at least $1,000. The employment agreement contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

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

Austin Peitz – Mr. Peitz is not an executive officer of the Company, but is deemed a significant employee who is also the Director of Operations for Heat Waves and is in charge of overseeing and coordinating company-wide field operations. Mr. Peitz’s employment agreement is for a term through June 30, 2013. The agreement provides for an annual salary of $120,000 through June 30, 2011 and then automatic increases of 5% effective on each July 1 during the term of the agreement. Pursuant to the agreement the Company agreed to grant Mr. Peitz an option to acquire 450,000 shares of Company common stock in accordance with the Company’s 2010 Stock Incentive Plan. Mr. Peitz is also entitled to standard employment benefits and the use of a Company automobile or alternatively a car allowance of at least $1,000. If Mr. Peitz is terminated without cause he is entitled to a severance payment equal to six months of his salary. The employment agreement contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Bob Maughmer – On September 6, 2010 Enservco entered into an employment agreement with Mr. Maughmer who was then Enservco’s President and Chief Operating Officer. Mr. Maughmer is no longer an executive officer of, but is still employed by, Enservco. The employment agreement provides that Mr. Maughmer will be paid an annual salary of $225,000.  On July 1 of each year that the employment agreement is in effect Mr. Maughmer’s salary will be increased by at least 5%.  Mr. Maughmer is eligible to receive a discretionary annual bonus based on Mr. Maughmer’s performance and the Company’s financial condition.   Mr. Maughmer is also entitled to standard employment benefits and a monthly car allowance of at least $1,000. Mr. Maughmer’s employment agreement is for a three year term and will not be automatically renewed at the end of that term.  Instead, Mr. Maughmer will become an employee at will at the end of the initial term of the agreement unless otherwise agreed by Mr. Maughmer and the Company.   If Mr. Maughmer’s employment is terminated without cause during the term of the agreement Mr. Maughmer will be entitled to his base salary through the remainder of the term of the agreement.

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2010 Stock Incentive Plan the Company granted certain of its executive officers stock options during the Company’s 2011 fiscal year; no other equity based awards were granted to executive officers during the fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2011.

Option Awards

	Number of Securities
	Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price	Date

Rick Kasch, President, Treasurer, and CFO (1)	200,000	100,000	$0.49	07/30/2015
	300,000	300,000	$1.10	07/19/2016
Rick Kasch Totals	500,000	400,000
Austin Peitz, Director of Operations (2)	300,000	150,000	$0.49	07/30/2015
Bob Maughmer, COO of Company subsidiary (3)	666,667	333,333	$0.49	08/23/2015

(1)	On July 30, 2010 Mr. Kasch was granted an option to acquire 300,000 shares of the Company’s common stock. The exercise price of the option is $0.49, and the option has a five year term. 100,000 shares underlying the option vested upon grant, with 100,000 shares to vest on each of July 30, 2011 and July 30, 2012. Also, On July 19, 2011 Mr. Kasch was granted an option to acquire 600,000 shares of the Company’s common stock. The exercise price of the option is $1.10, and the option has a five year term. 300,000 shares underlying the option vested upon grant, with the remaining 300,000 shares to vest on July 19, 2012.

(2)	On July 30, 2010 Mr. Peitz was granted an option to acquire 450,000 shares of the Company’s common stock. The exercise price of the option is $0.49, and the option has a five year term. 150,000 shares underlying the option vested upon grant, with 150,000 shares vesting on each of July 30, 2011 and July 30, 2012. Mr. Peitz is not an executive officer of Enservco.

(3)	On August 23, 2010 Mr. Maughmer was granted an option to acquire 1,000,000 shares of the Company’s common stock. The exercise price of the option is $0.49, and the option has a five year term. 333,333 shares underlying the option vested upon grant, with 333,333 shares vesting on each of August 23, 2011 and August 23, 2012. Mr. Maughmer is no longer an executive officer of Enservco, but remains employed by Enservco.

Compensation of Directors

Originally, on July 27, 2010 the Company’s Board of Directors determined that each of the Company’s non-employee directors would receive $5,000 per fiscal quarter plus travel costs. Additionally, each of our non-employee directors was granted a stock option on July 27, 2010. Subsequent to this determination by the Board of Directors, on July 27, 2011, it was determined that Kevan B. Hensman would relinquish his seat as a director of the Company and would stop receiving the quarterly directors fee and reimbursement for travel costs as of that date. Also on July 27, 2011 the $5,000 quarterly director fee for non-employee directors was reapproved. As such, the table below reflects compensation paid to the members of the board during 2011.

				Non-Equity	Non-Qualified
	Fees Earned	Stock		Incentive	Deferred
	or Paid	Non-Qualified	Option	Plan	Compensation
Name	in Cash	Awards	Awards	Compensation	on Earnings	Total

R.V. Bailey(1)	$23,000	$-	$-	$-	$-	$23,000

Gerard Laheney (2)	$20,000	$-	$-	$-	$-	$20,000

Kevan B. Hensman(3)	$10,000	$-	$-	$-	$-	$10,000

(1)	Mr. Bailey received fees in the amount of $20,000 in 2011 for serving on the Board of Directors. Mr. Bailey also received $500 per month through June 30, 2011 for consultation services for the Company, as agreed upon in his termination agreement upon the Merger Transaction. Prior to the Merger Transaction, Mr. Bailey served as an officer and director of Aspen and was paid an annual salary and also granted an option in February 2010. The remuneration received by Mr. Bailey as an officer and director of Aspen was disclosed in Aspen’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010. The Company did not recognize any costs associated with these options granted by Aspen as they were fully vested upon change of control (as of the Merger Transaction date).

(2)	Mr. Laheney received fees in the amount of $ 20,000 in 2011 for serving on the Board of Directors. On July 30, 2010 Mr. Laheney was granted an option to acquire 200,000 shares of Company common stock. The option is exercisable for a five year term at $0.49 per share, and vested in full as of July 30, 2010. As such, no costs were incurred by the Company in 2011 for these options.

(3)	Mr. Hensman received fees in the amount of $ 10,000 in 2011 for serving on the Board of Directors. Mr. Hensman did not stand for reelection to the Board at the July 28, 2011 annual meeting. On July 30, 2010 Mr. Hensman was granted an option to acquire 25,000 shares of Company common stock. The option is exercisable for a five year term at $0.49 per share, and vested in full as of July 30, 2010. As such, no costs were incurred by the Company in 2011 for these options. Prior to the Merger Transaction Mr. Hensman served on Aspen’s Board of Directors and also as its Chief Financial Officer. Mr. Hensman earned fees in his capacity as Aspen’s Chief Financial Officer and was also granted an option by Aspen in February 2010. The remuneration received by Mr. Hensman as an officer and director of Aspen was disclosed in Aspen’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010. The Company did not recognize any costs associated with these options granted by Aspen as they were fully vested upon change of control (as of the Merger Transaction date).

Frequency of the Advisory Vote on Executive Compensation

At the 2011 Annual Meeting of Stockholders, held on July 28, 2011, an advisory vote was held on the frequency of the advisory vote on the compensation program for Enservco’s named executive officers. More than a majority of the votes cast at the annual meeting approved holding an advisory vote on the compensation program for named executive officers on a triennial basis (that is, each three years). In line with this recommendation by the Company’s stockholders, the Board of Directors has determined that it will next include an advisory stockholder vote regarding named executive officer compensation in the proxy materials for the 2014 Annual Meeting. The next required advisory vote regarding the frequency of an advisory vote on named executive officer compensation at the Annual Meeting of Stockholders will be in 2017.

Risks of Compensation Programs

The Company’s equity-based compensation is performance based in that the issued stock options become valuable as the shareholders’ returns (measured by stock price) increase. Furthermore, in all cases, options granted to the Company’s employees are time-based vesting. The Company believes that this vesting, coupled with the internal controls and oversight of the risk elements of its business, have minimized the possibility that the compensation programs and practices will have a material adverse effect on the Company and its financial, and operational, performance.

As described above, the Board of Directors has general oversight responsibility with respect to risk management, and exercises appropriate oversight to insure that risks are not viewed in isolation and are appropriately controlled. The Company’s compensation programs are designed to work within this system of oversight and control, and the Board considers whether these compensation programs reward reasonable risk-taking and achieve the proper balance between the desire to appropriately reward employees and protecting the Company.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management

As of March 15, 2012 the Company had 21,778,866 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 15, 2012 by each person who serves as a director and/or an executive officer of Enservco on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

		Amount and
		Nature of
Name and Address of		Beneficial		Percent of
Beneficial Owner	Position	Ownership (1)		Common Stock
Michael D. Herman 501 South Cherry Street Suite 320 Denver, CO 80246	Chief Executive Officer and Chairman	13,067,320	(2)	60%
R.V. Bailey 501 South Cherry Street Suite 320 Denver, CO 80246	Director	1,367,275	(3)	6.3%
Gerard Laheney 501 South Cherry Street Suite 320 Denver, CO 80246	Director	338,700	(4)	1.6%
Rick D. Kasch 501 South Cherry Street Suite 320 Denver, CO 80246	President, Treasurer, and Chief Financial Officer	1,951,924	(5)	9.0%
All current directors, executive officers and named executive officers as a group (4 persons)		16,725,219		76.8%

(1)	Calculated in accordance with 1934 Act Rule 13d-3.

(2)	Consists of:

(i)	6,533,660 shares acquired by Mr. Herman at the closing of the Merger Transaction; and
(ii)	6,533,660 shares held by Mr. Herman’s spouse acquired at the closing of the Merger Transaction.

(3)	Consists of:
(i)	1,215,676 shares of stock held of record in the name of R. V. Bailey;
(ii)	3,959 shares of stock held jointly with Mr. Bailey’s spouse;
(iii)	11,220 shares of record in the name of Mieko Nakamura Bailey, his spouse (For the purposes of Section 16b of the Securities Exchange Act of 1934 Mr. Bailey disclaims beneficial ownership of the shares held by his spouse);

(iv)	stock options to purchase 36,420 shares of common stock at $2.14 per share; and
(v)	stock options to purchase 100,000 shares of common stock at $0.4125 per share that vested on July 27, 2010.

(4)	Consists of:
(i)	options to acquire 200,000 shares of common stock that were granted on July 30, 2010 and are exercisable for a five-year term; and
(ii)	138,700 shares acquired by Mr. Laheney from Hermanco, LLC (an affiliate of Mr. Herman).

(5)	Consists of:
(i)	1,451,924 shares acquired upon the closing of the Merger Transaction;
(ii)	Options to acquire 200,000 shares of common stock granted on July 30, 2010 and that are exercisable for a five-year term at $0.49 per share; and
(iii)	Options to acquire 300,000 shares of common stock granted on July 19, 2011 and that are exercisable for a five-year term at $1.10 per share.

Does not include the unvested portion of the stock options granted to Mr. Kasch on July 30, 2010 (100,000 shares), on July 19, 2011 (300,000 shares), and on February 10, 2012 (400,000 shares).

Security Ownership of Certain Beneficial Owners

As of March 15, 2012, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who does not serve as an executive officer or director of the Company, except for Mr. Herman’s spouse whose shares are included in Mr. Herman’s beneficial ownership reported in the table above.

Employee/Director Hedging Is Not Permitted

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

Change in Control Arrangements

As of March 15, 2012, there are no arrangements that would result in a change in control of the Company except to the extent that Mr. Herman has personally guaranteed substantially all of Dillco’s indebtedness (which indebtedness Enservco has also guaranteed). In addition, Mr. Herman has significant personal indebtedness with Great Western Bank, the principal lender to Dillco. Mr. Herman has granted Great Western Bank a blanket lien on his personal assets. Therefore, should Mr. Herman default on his personal indebtedness to the Great Western Bank, the bank may institute a collection action which could result in the transfer of Mr. Herman’s interest in the Company to Great Western Bank – which transfer would result in a change of control.

Should Enservco refinance its indebtedness with a third party, an agreement between Mr. and Mrs. Herman and Great Western states that such an action would be a default under the terms of their personal indebtedness and thus might result in a change of control.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plans in the form required by Item 201(d) of Regulation SK.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders. Any transactions between Aspen and its officers, directors, and significant stockholders occurring in Aspen’s last two fiscal years was disclosed in Aspen’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010.

Employment Agreements:

See Item 11 - Executive Compensation of this Form 10-K for a discussion of the employment agreements between the Company and each of Messrs. Herman and Kasch.

Loan Transactions:

1.      On November 21, 2009 Mr. Herman loaned $500,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note”). The Heat Waves Note accrues interest at 3% per annum and is due in full by December 31, 2018. As part of loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance. On October 4, 2011, upon management approval, Mr. Herman received an interest payment in the amount of $27,456 on this loan. As of December 31, 2011 the accrued interest balance on this loan was $1,393.

2.      On March 31, 2010, Mr. Herman loaned an additional $1,200,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note II”). The Heat Waves Note II accrues interest at 3% per annum and is due in full by December 31, 2018. As part of the loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance. On October 4, 2011 upon management approval Mr. Herman received an interest payment in the amount of $49,544 on this loan. As of December 31, 2011 the accrued interest balance on this loan was $13,580.

3.      On July 29, 2011, upon approval by the Board of Directors, Mr. Herman received a principal payment on the subordinated debt in the amount of $222,240. The entire payment was applied to the principal paydown of the first $500,000 subordinated loan entered into on November 21, 2009.

Asset Transfer and Sales; Membership Interest Transfer and Sales:

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

Trinidad Housing owned a housing unit in Trinidad, Colorado that at times was previously utilized by certain Heat Waves employees. At the time of the transaction Enservco LLC owned 100% of the outstanding stock of Dillco itself and was the sole member of Trinidad Housing. Further, the membership interests of Enservco LLC were held at that time by Mr. Herman (90%) and Mr. Kasch (10%). On December 23, 2011 the housing unit in Trinidad was sold.

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

Guarantee Obligations

On July 27, 2010, Enservco (as the parent corporation) became the guarantor of Dillco’s indebtedness to Great Western Bank. In addition, Mr. Herman and Mrs. Herman have guaranteed the Company’s and Dillco’s obligations to Great Western Bank which, at December 31, 2011, amounted to approximately $15 million. Mr. and Mrs. Herman also have personal obligations to Great Western Bank. Because of certain cross-default provisions, a default by Mr. and Mrs. Herman as to their personal indebtedness to Great Western Bank could result in a default by Dillco and Enservco in their indebtedness. It is important to note that neither Enservco nor Dillco are potentially liable on any of Mr. or Mrs. Herman’s obligations to Great Western Bank as a result of these cross-default provisions; the Company is at risk of having all of its indebtedness to Great Western Bank potentially called and deemed payable in the event Mr. and Mrs. Herman default on their personal indebtedness.

In addition, based on a November 9, 2011 agreement between Great Western Bank and Mr. and Mrs. Herman, as a personal lending agreement to Mr. and Mrs. Herman, should Dillco and Enservco refinance their indebtedness to Great Western Bank with a third party this would constitute an event of default under the personal lending arrangements. As Mr. and Mrs. Herman are significant stockholders of Enservco and Mr. Herman is the Chief Executive Officer and Chairman of the Board of Directors, any decision by Enservco to refinance its indebtedness with Great Western Bank may have significant negative consequences on Mr. and Mrs. Herman and may result in the risk of a conflict of interest.

Director Independence

As of March 15, 2012, the Company’s Board of Directors consists of Messrs. Herman, Bailey, and Laheney. The Company utilizes the definition of “independent” as it is set forth in Section 803A of the NYSE Amex Company Guide. Further, the board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Currently, only Mr. Laheney is considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Related Fees

Ehrhardt Keefe Steiner & Hottman PC (EKS&H) billed the Company aggregate fees for audit services in the amount of approximately $114,371 for the fiscal year ended December 31, 2011 and approximately $126,745 for the fiscal year ended December 31, 2010. These amounts were billed for professional services that EKS&H provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKS&H billed us aggregate fees in the amount of approximately $1,900 for the fiscal year ended December 31 2011, for tax compliance services, and $-0- for the fiscal year ended December 31, 2010 for tax compliance services.

Audit Committee’s Pre-Approval Practice

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

The board of directors has adopted resolutions that provide that the board must:

•	Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the 1934 Act.

•	Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the 1934 Act that the auditors propose to provide to us or any of its subsidiaries.

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors approved EKS&H performing our audit for the 2010 fiscal year and approved EKS&H performing our audit for the 2011 fiscal year.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010 (1)
3.01	Second Amended and Restated Certificate of Incorporation of Aspen Exploration Corporation. (2)
3.02	Amended and Restated Bylaws. (3)
10.01	Employment Agreement between the Company and Michael D. Herman. (3)
10.02	Employment Agreement between the Company and Rick Kasch. (3)
10.03	Employment Agreement between the Company and Bob Maughmer. (4)
10.04	2008 Equity Plan. (5)
10.05	2010 Stock Incentive Plan. (3)
10.06	Business Loan Agreement with Great Western Bank. (3)
10.07	Business Loan Agreement with Great Western Bank. (3)
10.08	Form of Indemnity Agreement. (3)
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (3)
21.1	Subsidiaries of Enservco Corporation. (3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 6, 2010, and filed on September 13, 2010.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.

(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2012

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Michael D. Herman
Principal Executive Officer

/s/ Rick D. Kasch
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 29, 2012	Michael D. Herman	/s/ Michael D. Herman
Chief Executive Officer (principal executive officer), and Chairman of the Board

March 29, 2012	Rick D. Kasch	/s/ Rick D. Kasch
President and
Chief Financial Officer (principal financial officer and principal accounting officer)

March 29, 2012	R.V. Bailey	/s/ R.V. Bailey
Director

March 29, 2012	Gerard Laheney	/s/ Gerard Laheney
Director

ENSERVCO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	71

Financial Statements as of December 31, 2011 and December 31, 2010:

Consolidated Balance Sheets	72

Consolidated Statements of Operations	73

Consolidated Statement of Stockholders’ Equity	74

Consolidated Statements of Cash Flows	75-76

Notes to Consolidated Financial Statements	77-101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enservco Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Enservco Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and accumulated other comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enservco Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC

March 29, 2012

Denver, Colorado

Enservco Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$417,005	$1,637,807
Accounts receivable, net	4,505,254	4,101,331
Marketable securities	150,793	365,786
Prepaid expenses and other current assets	593,291	315,521
Inventories	549,432	300,527
Income taxes receivable	-	634,941
Deferred tax asset	187,170	20,041
Total current assets	6,402,945	7,375,954

Property and Equipment, net	15,171,870	14,452,298
Non-Competition Agreements, net	180,000	420,000
Goodwill	301,087	301,087
Other Assets	64,770	71,537

TOTAL ASSETS	$22,120,672	$22,620,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,954,687	$2,066,353
Line of credit borrowings	2,263,227	1,050,000
Current portion of long-term debt	3,867,658	3,107,122
Total current liabilities	9,085,572	6,223,475

Long-Term Liabilities
Deferred rent payable	22,044	-
Subordinated debt – related party	1,477,760	1,700,000
Long-term debt, less current portion	8,020,435	8,657,675
Deferred income taxes, net	387,487	1,434,282
Total long-term liabilities	9,907,726	11,791,957
Total liabilities	18,993,298	18,015,432

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value
Authorized: 100,000,000 common shares and 10,000,000 preferred shares
Issued: 21,882,466 common shares and -0- preferred shares
Treasury Stock: 103,600 common shares
Issued and outstanding: 21,778,866 common shares and -0- preferred shares each at December 31, 2011 and December 31, 2010	108,894	108,894
Additional paid-in-capital	6,112,674	5,489,823
Accumulated deficit	(3,117,267)	(1,150,011)
Accumulated other comprehensive income	23,073	156,738
Total stockholders’ equity	3,127,374	4,605,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,120,672	$22,620,876

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

Revenues	$24,670,671	$18,641,286

Cost of Revenue	18,681,469	14,422,412

Gross Profit	5,989,202	4,218,874

Operating Expenses
General and administrative expenses	3,515,213	2,540,859
Depreciation and amortization	4,699,640	3,992,367
Total operating expenses	8,214,853	6,533,226

Loss from Operations	(2,225,651)	(2,314,352)
Other Expense
Interest expense	(706,944)	(728,241)
Loss on disposals of equipment	(119,023)	(71,003)
Gain on sale of investments	-	188,186
Other (expense) income	(49,765)	153,557
Total other expense	(875,732)	(457,501)

Loss Before Income Tax Benefit	(3,101,383)	(2,771,853)

Income Tax Benefit	1,134,127	926,188

Net Loss	$(1,967,256)	$(1,845,665)

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax	(133,665)	156,738

Comprehensive Loss	$(2,100,921)	$(1,688,927)

Earnings per Common Share – Basic and Diluted

Loss Per Common Share	$(0.09)	$(0.10)

Weighted average number of common shares outstanding (presented on an equivalent basis for December 31, 2010)	21,778,866	17,641,876

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock				Accumulated	Accumulated Other Comprehensive	Total Stockholder’s
	Shares	Par Value	APIC	Members Equity	Deficit	Income	Equity

Balance at January 1, 2010	-	$-	$-	$3,080,423	$-	$-	$3,080,423

Net loss					(1,845,665)		(1,845,665)
Unrealized gain on marketable securities, net of taxes of $100,210						156,738	156,738
Comprehensive loss							(1,688,927)
Stock-based compensation			342,277				342,277
Issuance of warrants			81,771				81,771
Consolidation of Aspen due to Merger Transaction	21,778,866	108,894	5,065,775	(3,080,423)	695,654	-	2,789,900

Balance at December 31, 2010	21,778,866	$108,894	$5,489,823	$-	$(1,150,011)	$156,738	$4,605,444

Net loss					(1,967,256)		(1,967,256)
Unrealized loss on marketable securities, net of taxes of $81,327						(133,665)	(133,665)
Comprehensive loss							(2,100,921)
Stock-based compensation			576,498				576,498
Issuance of warrants	-	-	46,353	-	-	-	46,353

Balance at December 31, 2011	21,778,866	$108,894	$6,112,674	$-	$(3,117,267)	$23,073	$3,127,374

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(1,967,256)	$(1,845,665)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,699,640	3,992,367
Loss on disposal of equipment	119,023	71,003
Deferred income taxes	(1,132,597)	(1,256,931)
Unrealized gain on derivatives	-	(140,733)
Stock-based compensation	576,498	342,277
Issuance of warrants	46,353	81,771
Sales of trading securities	-	70,000
Bad debt (recoveries) expense	(84,691)	90,799
Changes in operating assets and liabilities
Accounts receivable	(319,232)	(2,060,537)
Income taxes receivable	634,941	16,407
Inventories	(248,905)	9,400
Prepaids and other current assets	(277,769)	(11,931)
Other non-current assets	6,767	(83,360)
Related party payables	-	(199,995)
Accounts payable and accrued expenses	888,333	735,088
Deferred rent payable	22,044	-
Realized gain on trading securities	-	(32,677)
Net cash provided (used) in operating activities	2,963,149	(222,717)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,273,646)	(2,192,610)
Proceeds from sales of equipment	257,557	276,074
Purchase of investments	-	(1,425)
Cash provided through Aspen Merger Transaction	-	2,898,225
Sales of available-for-sale securities	-	336,505
Net cash (used) provided in investing activities	(5,016,089)	1,316,769

FINANCING ACTIVITIES
Net line of credit borrowings (repayments)	1,213,227	(289,507)
Proceeds from issuance of long-term debt	1,737,500	11,353,122
Repayment of long-term debt	(2,118,589)	(10,668,346)
Net cash provided in financing activities	832,138	395,269

Net (Decrease) Increase in Cash and Cash Equivalents	(1,220,802)	1,489,321

Cash and Cash Equivalents, Beginning of Period	1,637,807	148,486

Cash and Cash Equivalents, End of Period	$417,005	$1,637,807

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2011	2010

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$741,177	$736,903
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Investing and Financing Activities:
Non-cash commitments entered into for capital leases	$282,145	$455,093
Non-cash contributions from members	$-	$548,000
(Decrease) increase in fair value of available-for-sale securities	$(214,993)	$395,927

Net Assets acquired through Aspen Merger Transaction:
Current Assets:
Cash and cash equivalents		$2,898,225
Federal income tax receivable		266,156
Investments		244,831
Prepaid expenses		11,265
Total Current Assets		3,420,477

Property plant and equipment		424
Deferred tax asset, non-current		111,306
Other Assets		18,823
Total Assets		$3,551,030

Current Liabilities:
Accounts payable and accrued liabilities		$55,194

Net assets acquired through Aspen Merger Transaction		$3,495,836

See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, and Real GC LLC (collectively, the “Company”) as of December 31, 2011 and 2010 and the results of operations for the years then ended. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Hot Oil Services LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

On July 27, 2010 Dillco became a wholly owned subsidiary of Aspen (the “Merger Transaction”). At the time of the Merger Transaction Aspen was not engaged in active business operations whereas Dillco conducted operations both directly and through subsidiary entities.

It should be noted that because the Merger Transaction closed on July 27, 2010, the results of operations for the period ending December 31, 2010 do not include those of Aspen until July 27, 2010. On December 30, 2010, the Company changed its name from Aspen Exploration Corporation to Enservco Corporation.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2011 and 2010 the Company has recorded an allowance for doubtful accounts balance of $100,000 and $110,000, respectively. Also, as of December 31, 2011 and 2010 the Company has recorded bad debt (recoveries) expense of $(84,691) and $90,799, respectively.

Concentrations

As of December 31, 2011, one customer comprised 11% of accounts receivable. Revenue from this customer represented 9% of total revenues for the year ended December 31, 2011. Revenues from another customer represented 12% of total revenues during the year ended December, 31 2011. Accounts receivable from this customer represented 7% of total revenues for the year ended December 31, 2011.

As of December 31, 2010, two customers each comprised 12% of accounts receivable and one customer comprised 16% of accounts receivable. Revenue from these three customers represented 3%, 4%, and 13% of total revenues for the year ended December 31, 2010, respectively.

Inventory

Inventory consists primarily of diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

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

The Company has entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets and associated liabilities are separately disclosed within Note 7. The assets are classified as Property and Equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the periods ended December 31, 2011 or 2010.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and warrants.

As of December 31, 2011 and 2010, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 3,490,000 and 2,550,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the years ended December 31, 2011 and 2010.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over the five-year contractual periods (Note 5). The Dillco non-competition agreement was written off in June 2009 upon the death of the contracted party. Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually. No impairment charge was recorded during the periods ended December 31, 2011 and 2010.

Impairment

The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2011 and 2010, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Equity securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Equity securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. See Note 10.

In July 2010, the Company transferred all of its trading investments for Dillco to the available-for-sale category. Management determined that it did not have the positive intent to buy or hold the securities for the principal purpose of selling them in the near term nor was the Company’s primary business involved in the active trading of securities. See Note 10 for further discussion.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company often enters into loan agreements with their primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs to interest expense over the term of the loan agreement. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred.

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of December 31, 2011 deferred rent liability totaled $22,044. The Company did not have a deferred rent liability as of December 31, 2010.

Income Taxes

Enservco LLC (which served as the holding company for the Company’s various operating entities until the time of the Merger Transaction in July 2010) and its subsidiaries, with the exception of Dillco (which is a C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes. On January 1, 2010 Enservco LLC elected to be taxed as a corporation. Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Enservco (the current parent (or holding) company for the Company’s operations and assets).

The Company recognizes deferred tax liabilities and assets (Note 12) based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of December 31, 2011 or 2010. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The Company did not change any of its valuation techniques during the year ended December 31, 2011. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”), which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards. The effect of this guidance is described in Note 14.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, and services are provided and collection is reasonably assured.

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

Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and changes the disclosure requirements to include quantitative information about unobservable inputs used for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011 (early adoption is prohibited). The Company evaluated the potential impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures and noted that this guidance had no affect on the consolidated financial statements as the Company currently does not hold any Level 3 assets or liabilities nor has the Company historically purchased or assumed Level 3 assets or liabilities which represent a significant component of total assets or liabilities.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (early adoption is permitted). The Company has evaluated the impact of adopting this guidance on its consolidated financial position, results of operations, cash flows, and disclosures and concludes that the amended guidance will only require minimal changes to the Company’s consolidated financials.

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

The Merger Transaction was treated as a “reverse acquisition” for accounting purposes. In a reverse acquisition, although Aspen was considered to be the “legal acquirer” (that is, Aspen (now known as Enservco) survived as the parent corporation), Dillco was the “accounting acquirer” (that is because Dillco’s and its subsidiaries’ business was undeniably the more significant business). As a result, Dillco’s financial statements became the financial statements of the surviving company. Aspen’s financial condition is additive to Dillco’s financial statements for the period following the Merger Transaction.

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

The accompanying financial statements exclude the financial position, results of operations, and cash flows of Aspen prior to the July 27, 2010 acquisition. If Aspen’s activity for 2010 is presented, and its net loss of ($402,837) for the period from January 1, 2010 through July 26, 2010 is combined with the Company’s net loss of ($1,845,665) for 2010, the pro forma results are as follows:

Proforma Information (presented for the year ended December 31, 2010)

2010
Proforma Revenues	$18,641,286

Proforma Net Income (Loss)	$(2,248,502)

Income (Loss) Per Common Share – Basic and Diluted	$(0.13)

Weighted average number of common shares outstanding	17,641,876

Note 4 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income for the years ending December 31, 2011 and 2010, consists of net unrealized losses and gains, respectively, on available-for-sale securities.

Changes in accumulated other comprehensive income for the periods presented, are as follows:

	2011	2010

Accumulated other comprehensive income, January 1	$156,738	$-
Net unrealized (losses) gains on available-for-sale securities, net of taxes of $81,327 and $159,969, respectively	(133,665)	250,207
Less: reclassification adjustment for gains realized in net income	-	(93,469)
Accumulated other comprehensive income, December 31	$23,073	$156,738

Note 5 - Non-Competition Agreements

Non-competition agreements consist of the following as of December 31, 2011 and 2010:

Non-competition agreements - net, at January 1, 2010	$660,000
Amortization for the year ended December 31, 2010	(240,000)
Non-competition agreements - net, at December 31, 2010	$420,000
Amortization for the year ended December 31, 2011	(240,000)
Non-competition agreements - net, at December 31, 2011	$180,000

Amortization expense for the years ended December 31, 2011 and 2010 totaled $240,000 for each year.

Amortization expense on these non-competition agreements for each of the next two years will be as follows:

Year Ended December 31,

2012	$150,000
2013	30,000

Total	$180,000

Note 6 - Property and Equipment

Property and equipment consists of the following at:

	December 31,
	2011	2010

Trucks and vehicles	$22,050,564	$17,957,278
Other equipment	2,888,663	2,807,165
Buildings and improvements	2,947,305	1,717,618
Trucks in process	852,975	1,287,536
Capitalized truck leases	455,093	455,093
Land	701,420	521,420
Disposal wells	620,104	590,802
Total property and equipment	30,516,124	25,336,912
Accumulated depreciation	(15,344,254)	(10,884,614)

Property and equipment - net	$15,171,870	$14,452,298

Depreciation expense for the year ended December 31, 2011 and 2010 totaled $4,459,640 and $3,717,522, respectively.

Note 7 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through November 2016. Future minimum lease commitments are as follows:

Year Ended December 31,
2012	$217,817
2013	174,566
2014	148,814
2015	150,563
2016	100,926

Total	$792,686

In September and October 2010, the Company entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 6) and are summarized in the table below:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Total Capital Leases	455,093
Less: Accumulated Depreciation	(83,383)
Net Assets Under Capital Leases	$371,710

The following is a summary of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2011:

Year Ended December 31,	Minimum Lease Payments
2012	$171,332
2013	63,484
2014	-
Total minimum lease payments	234,816
Less: Interest	(7,916)
Net minimum lease payments	226,900
Less: Current portion	(164,592)
Long-term portion of net minimum lease payments	$62,308

Note 8 – Debt Refinance

On June 2, 2010, Dillco entered into two debt agreements with a bank to refinance certain debt obligations owed to a previous lender.

Term Loan Agreement

The terms of the first agreement entered into through the debt refinance, a term loan agreement, include:

(1) principal amount of $9,100,000;

(2) payment of interest only in monthly installments from July 2010 to June 2011;

(3) a one-time, $1,000,000 principal payment due July 2011 (see below for amendments to this term);

(4) beginning July 2011, fixed monthly principal and interest installments of $188,700 until June 2015 at which time the remaining principal becomes due (see below for amendments to this term);

(5) a variable rate interest of PRIME plus 1% (not to be less than 5.5%);

(6) collateral consists of the equipment, inventory, and accounts of the Company;

(7) the obligation is guaranteed by a person who is both an officer and director of the Company, and the obligation is also guaranteed by Aspen; and

(8) the loan is subject to certain financial covenants.

Amendments to the Term Loan Agreement. On June 30, 2011, and again on September 30, 2011, the term loan was amended to remove the one-time principal payment due July 2011 and to change the maturity date of the term loan from June 2015 to March 2015. As part of the amendments, fixed monthly principal and interest installments were changed from $188,700 to $225,139, effective upon the October 2, 2011 principal and interest installment. No other terms were affected by these amendments.

Credit Risks Involved with the Term Loan Agreement. When the Company negotiated its loan agreements with the bank as part of the June 2, 2010 debt refinancing discussed above, the bank insisted that they contain cross default provisions so that a default by Michael D. Herman (the Company’s principal stockholder, a director, and chief executive officer) on his personal indebtedness with the bank would constitute a default on the bank’s loans to Dillco. As a result of these cross-default provisions, should Mr. Herman default on any of the other debt he has through the bank in his personal capacity, the bank could declare Dillco’s loans in default and call upon the Company’s guarantee with respect to Dillco’s loans (but not Mr. Herman’s separate obligations). Upon an event of default, Dillco might not be able to immediately satisfy its obligations to the bank which would likely adversely impair the Company’s ability to conduct its business operations and pay its other obligations necessary to maintain its business operations.

Fees. As part of the June 2010 debt refinancing the Company incurred $30,030 in origination fees and approximately $19,700 in additional fees for the issuance of this term loan. Pursuant to the amendments dated June 30, 2011 and September 30, 2011 as discussed above, the Company incurred no additional origination fees.

Revolving Line of Credit

The second loan agreement pursuant to the Company’s debt refinancing on June 2, 2010 consisted of a one year, $2,000,000 revolving line of credit subject to a borrowing base defined as the lesser of $2,000,000 or 80% of defined eligible accounts receivable. The revolving line of credit also had a variable rate interest of PRIME plus 1% with a 5.5% floor and was secured with inventory and accounts of the company. The Company incurred $10,000 in origination fees for the issuance of this line of credit.

On May 27, 2011, and again on November 9, 2011, the revolving line of credit was amended to extend the maturity date from June 2011 to October 2012. The amendments also increased the line of credit to $3,000,000 subject to a borrowing base defined as the lesser of $3,000,000 or 80% of defined eligible accounts receivable. No other terms were affected by these amendments. The Company incurred an additional $15,000 in origination fees pursuant to the amendments to the revolving line of credit. At December 31, 2011 the outstanding balance on the revolving line of credit was $2,263,277.

Note 9 – Long-Term Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million, payable in monthly interest only payments from July 2010 to June 2011 with fixed monthly principal and interest installments of $225,139 beginning July 2011 until March 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at December 31, 2011), collateralized by equipment, inventory, and accounts of the Company, guaranteed by the subsidiaries and one of the stockholders of the Company, and subject to financial covenants	$8,050,472	$9,049,383

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,477,760	1,700,000

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	27,753	227,273

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	350,000	386,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the Company’s stockholders.	242,543	276,326

Note payable to the seller of Hot Oil Express, non-interest bearing, due in annual installments of $100,000 through March 2011, unsecured. Imputed interest is not significant. (The company purchased fixed assets from Hot Oil Express during 2008.)	-	100,000

Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	147,631	155,980

Notes payable to a vehicle finance company, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	139,140	154,763

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	226,900	411,072

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning 12/23/2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning February 23, 2011, and one final principal and interest payment of $23,315 due on January 23, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at December 31, 2011), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and stockholders of the Company, subject to financial covenants.	789,975	1,000,000

	December 31,
	2011	2010
Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016	$221,213	$-

Equipment Loan entered into with an original principal balance of $152,303, payable in forty-seven monthly consecutive principal and interest payments of $3,548, beginning September 1, 2011, and one final principal and interest payment of $3,548 due on August 1, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at December 31, 2011), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants	140,873	-

Equipment Loan entered into with an original principal balance of $410,642, payable in forty-seven monthly consecutive principal and interest payments of $9,565, beginning on October 13, 2011, and one final principal and interest payment of $9,565 due on September 13, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at December 31, 2011), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants	387,044	-

Equipment Loan entered into with an original principal balance of $452,795, payable in forty-seven monthly consecutive principal and interest payments of $10,547, beginning on December 9, 2011, and one final principal and interest payment of $10,030 due on November 9, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at December 31, 2011), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. This note is part of a $1.5 million Guidance Line extended by the Company’s primary lender	443,909	-

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750, payable in two payment streams; the first payment stream requires six monthly consecutive interest only payments beginning December 16, 2011, and the second payment stream requires one-hundred and twenty monthly consecutive principal and interest payments of $7,140 beginning on June 16, 2012 and ending May 16, 2022. Interest is calculated differently for each of the payment streams; interest for payment stream one is 5.0%, and interest for payment stream two is Prime plus 3.5% with a 4.75% floor (4.75% at December 31, 2011). Loan is collateralized by land and property purchased with the loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. This note is part of a $1.5 million Guidance Line extended by the Company’s primary lender	678,750	-

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017	41,890	-

Other notes payable	-	4,000
Total	13,365,853	13,464,797
Less current portion	(3,867,658)	(3,107,122)
Long-term debt, net of current portion	$9,498,195	$10,357,675

Aggregate maturities of debt are as follows:

Year Ended December 31,

2012	$3,867,658
2013	3,142,942
2014	3,251,989
2015	1,099,695
2016	117,188
Thereafter	1,886,381
Total	$13,365,853

Covenant Compliance

At December 31, 2011, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an Event of Default under the loan documents. Great Western Bank has waived the effect of this Event of Default and has agreed to modify the debt covenants of the loan agreements for future reporting periods for those covenants which were in default at December 31, 2011.

Note 10 – Marketable Securities

Available-for-sale securities

As discussed in Note 2, in July 2010 the Company transferred all of its trading investments for Dillco to the available-for-sale category. The securities transferred had a total amortized cost of $65,000, fair value of $61,533, sales of securities of $70,000 during 2010, and unrealized gross gains and (losses) of $69,370 and $(2,837), respectively, at the time of the transfer.

Available-for-sale securities, classified as other current assets, is as follows at December 31, 2011 and 2010:

	December 31, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$365,786	$83,817	$(298,810)	$-	$150,793

	December 31, 2010
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$306,364	$454,090	$(58,163)	$(336,505)	$365,786

During the year ended December 31, 2010, available-for-sale securities were sold for total proceeds of $332,200. The gross realized gains on these sales totaled $154,084. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification. Net unrealized holding (losses) gains on available-for-sale securities in the amount of $(214,993) and $395,927 for the years ended December 31, 2011 and 2010, respectively, have been included in accumulated other comprehensive income.

Trading securities

The composition of trading securities, classified as other current assets, is as follows at December 31, 2010 (only shown for fiscal year 2010 due to reclassification in of securities from trading to available-for sale 2010 as noted herein):

December 31, 2010
	Cost	Fair Value

Trading securities	$-	$-

Investment income from trading securities for the years ended December 31, 2011 and 2010 consists of the following:

	December 31,
	2011	2010{a}

Purchase of Investments - Reinvested Dividends	$-	$1,425
Net realized holding gains	-	32,677
Total Investment (Loss) Income	$-	$34,102

{a} Note: The marketable securities for Dillco were transferred from Trading to Available-for-Sale category in July 2010. As such, the investment income balances for the year ended December 31, 2010 noted herein are for the period up through the transfer date.

Note 11 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Available-for-sale Securities
Equity Securities – industrial metals and minerals	$85,900	$-	$-	$85,900
Mutual Fund – bonds international	64,893	-	-	64,893
Total	$150,793	$-	$-	$150,793

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Marketable Securities	$365,786	$-	$-	$365,786
Interest rate swap liability	-	-	-	-
Total	$365,786	$-	$-	$365,786

Level 3 Reconciliation

As of December 31, 2010 the Company had disposed of all of its derivative financial instruments (interest rate swaps) as part of the debt refinancing on June 2, 2010 as discussed in Note 8. However, as general financial reporting guidelines require the Company to show a reconciliation of all financial assets and liabilities classified as Level 3 in the fair value hierarchy, the Company’s interest rate swaps (Level 3) consist of the following:

Level 3

Balance, January 1, 2010	140,733
Change in value	(140,733)

Balance, December 31, 2010	$-

Note 12 – Income Taxes

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

Pursuant to a reorganization of the Company (prior to the Merger Transaction), effective as of December 31, 2009, the ownership of Heat Waves, Trinidad Housing, Real GC and certain assets of HNR LLC (“HNR”, deconsolidated as of December 31, 2009) were contributed to Dillco. Since Dillco is a C Corporation, this reorganization effectively resulted in a conversion from a limited liability corporation to a C Corporation for the entities and the assets of HNR. Accordingly, the corresponding net deferred tax liabilities of Dillco were recorded as liabilities of the Company with a corresponding increase in deferred income tax expense.

Also, pursuant to the Merger Transaction with Aspen (a C Corporation) at July 27, 2010, the Company has recorded all net deferred tax assets contributed by Aspen as part of the Merger Transaction as an increase in the deferred income tax benefit.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of Colorado, Kansas, North Dakota, Pennsylvania and Utah. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Income tax benefit attributable to loss before income taxes for the years presented consists of:

	December 31,
	2011	2010
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	(988,727)	(807,446)
State	(145,400)	(118,742)
	(1,134,127)	(926,188)

Benefit from income taxes	$(1,134,127)	$(926,188)

Total income tax benefit from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before taxes. The reasons for this difference for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Computed expected tax benefit	$(1,054,470)	$(926,449)

Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(155,070)	(136,242)
Deferred Tax Liabilities due to Change in Tax Status	-	105,752
Stock compensation adjustment	96,629
Other	(21,216)	30,751

Benefit from income taxes	$(1,134,127)	$(926,188)

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The components of deferred income taxes for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
Deferred tax assets
Reserves and accruals	$215,222	$-	$134,244	$-
Amortization	-	229,974	-	175,402
Capital losses	-	8,325	-	8,324
FAS 123R - Accrued NSO Expense	-	384,124	-	335,336
Net operating losses	-	534,830	-	434,856
	215,222	1,157,253	134,244	953,918
Less: Valuation Allowance	-	-	(13,993)	(100,007)

Total deferred tax assets	215,222	1,157,253	120,251	853,911

Deferred tax liabilities
Depreciation	-	(1,544,740)	-	(2,288,193)
Acquired intangible assets	(28,052)	-	(100,210)	-

Total deferred tax liabilities	(28,052)	(1,544,740)	(100,210)	(2,288,193)

Net deferred tax assets (liabilities)	$187,170	$(387,487)	$20,041	$(1,434,282)

As of December 31, 2011 and 2010, the Company had a valuation allowance of $-0- and $114,000, respectively.

As of December 31, 2011, the Company had Federal net operating loss carryforwards of approximately $1.1 million to reduce future taxable income, which expire after 2029.

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2011 and 2010, the Company does not have an unrecognized tax liability.

Note 13 – Warrants

2010 Warrants

On July 28, 2010, the Company entered into an agreement with an investor relations firm and as part of the compensation paid to this firm, pursuant to that agreement, granted each of the principals of the firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares). The warrants are exercisable at $0.49 per share for a four year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model. The grants issued in 2010 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 96.4%, risk free interest rate of 1.07% and term of 4 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.53 on the date of issuance, these warrants had a grant date fair-value of $0.36 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2011.

As of December 31, 2010 the Company recognized expense (through operating expense as general and administrative expense) of $81,771 on these warrants.

2011 Warrants

On May 9, 2011, Enservco entered into an agreement with a financial advisor and as part of the compensation paid pursuant to that agreement granted the advisor a warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $0.77 per share for a five year term. The warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model. The grants issued in 2011 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 102.8%, risk free interest rate of 1.84% and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.63 on the date of issuance, these warrants had a fair-value of $0.46 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2011.

As of December 31, 2011 the Company recognized expense (through operating expense as general and administrative expense) of $46,353 on these warrants.

Note 14 – Stockholder’s Equity

2010 Option Plan

On July 27, 2010 the Company’s Board of Directors adopted the Aspen Exploration 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares. The number of shares subject to the 2010 Plan may be reset each year, commencing January 1, 2012, based on the number of shares of stock then outstanding. As such, at January 1, 2012 the number of shares of common stock available under the 2010 Plan was reset to 3,266,830 shares; calculated as 15% of the issued and outstanding shares of common stock (21,778,866 shares) on that date.

Through December 31, 2011 the Company granted outstanding options to acquire a total of 2,815,000 shares of common stock granted pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan. Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing sale price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining 750,000 shares vested one-third on the date of grant and the remaining two-thirds over a two year period. Subsequently, options to acquire 1,875,000 shares of common stock were granted under the 2010 Plan and the exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 1,875,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant. Subsequent to issuance of the 1,875,000 shares, 35,000 of these shares were forfeited.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield for both periods, expected volatility of 111.1%, risk free interest rate of 0.78%, and expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

As of December 31, 2011 and 2010 the Company recognized expense (through operating expense as general and administrative expense) of $576,498 and $342,277 on these options, respectively. As of December 31, 2011 the Company had unrecognized expense of $382,590 associated with these options, which will be recognized over the remaining weighted-average period of 2.3 years. The options were classified as equity instruments on the balance sheet at December 31, 2011.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 had expired or were deemed forfeited as of December 31, 2011 for failure to meet established performance goals or as a result of a termination of employment. As of December 31, 2011, the Company did not have any unrecognized expense associated with these options.

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

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (2)
Outstanding at June 30, 2010 (1)	490,431	$0.96	4.01
Granted	1,975,000	0.49
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at December 31, 2010	2,465,431	$0.59	3.34
Granted	875,000	1.03
Exercised	-	-
Forfeited or Expired	(35,000)	0.84

Outstanding at December 31, 2011	3,305,431	$0.70	2.51	$1,064,876

Exercisable at June 30, 2010	140,431	$2.24	2.57
Exercisable at December 31, 2010	1,298,764	$0.49	3.34
Exercisable at December 31, 2011	2,182,097	$0.71	2.25	$683,297

(1) Options prior to the Merger Transaction on July 27, 2010 were reported on a fiscal year period from July 1 through June 30

(2) The aggregate intrinsic value represents the difference between the exercise price of the options and the value of the Company’s stock at the time of exercise or at the end of the year if unexercised.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 $0.75 was and $0.32, respectively.

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2010 (1)	350,000	$0.41
Granted	1,975,000	0.32
Vested	(1,158,333)	0.47
Forfeited	-	-

Nonvested at December 31, 2010	1,166,667	$0.32
Granted	875,000	0.75
Vested	(883,333)	0.50
Forfeited	(35,000)	0.62

Nonvested at December 31, 2011	1,123,334	$0.48

(1) Options prior to the Merger Transaction on July 27, 2010 were reported on a fiscal year period from July 1 through June 30.

The total fair value of options granted for the years ended December 31, 2011 and 2010 was $892,500 and $770,250, respectively. The total fair value of options vested during the years ended December 31, 2011 and 2010 was $901,000 and $451,750, respectively.

Note 15 – Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders. Any transactions between Aspen and its officers, directors, and significant stockholders occurring in Aspen’s last two fiscal years prior to the Merger Transaction date was disclosed in Aspen’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010.

Loan Transactions

1.          On November 21, 2009, Mr. Herman loaned $500,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note”). The Heat Waves Note accrues interest at 3% per annum and is due in full by December 31, 2018. As part of loan agreements with the Company’s primary lending institution, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance. On October 4, 2011, upon management approval, Mr. Herman received an interest payment in the amount of $27,456 on this loan. As of December 31, 2011 the accrued interest balance on this loan was $1,393

2.          On March 31, 2010, Mr. Herman loaned an additional $1,200,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note II”). The Heat Waves Note II accrues interest at 3% per annum and is due in full by December 31, 2018. As part of the loan agreements with the Company’s primary lending institution, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance. On October 4, 2011 upon management approval Mr. Herman received an interest payment in the amount of $49,544 on this loan. As of December 31, 2011 the accrued interest balance on this loan was $13,580.

3.          On July 27, 2010, Enservco (as the parent corporation) became the guarantor of Dillco’s indebtedness to the Company’s primary lending institution.

4.          On July 29, 2011, upon approval by the Board of Directors, Mr. Herman received a principal payment on the subordinated debt in the amount of $222,240. The entire payment was applied to the principal paydown of the first $500,000 subordinated loan entered into on November 21, 2009.

Asset Transfer and Sales; Membership Interest Transfer and Sales

1.         On March 1, 2010, Messrs. Herman and Kasch contributed their membership interests in HES to Enservco LLC (being the former holding company of Dillco and its subsidiaries and related entities). HES owns certain assets that it previously leased to Heat Waves including a disposal well, trucks and construction equipment. At the time of the transaction Mr. Herman held a 95% membership interest in HES and Mr. Kasch a 5% membership interest. Further, the membership interests of Enservco LLC were held by Mr. Herman (90%) and Rick Kasch (10%). Enservco LLC then contributed the HES membership interest to Dillco itself which in turn transferred the interest to Heat Waves. As a result, Heat Waves owns a 100% membership interest in HES.

2. On March 15, 2010, Mr. Herman sold a disposal well located in Oklahoma to HES in consideration for $100,000. Payment of the purchase price (which was due on or before September 15, 2010) was made on August 11, 2010.

3. Trinidad Housing owned a housing unit in Trinidad, Colorado that at times was previously utilized by certain Heat Waves employees. On December 23, 2011 the housing unit in Trinidad was sold for loss.

Note 16 – Subsequent Events

Debt Refinancing

Subsequent to the balance sheet date, the Company refinanced two of its mortgage payables. These refinancing agreements eliminated balloon payments of $229,198 due June 15, 2012 and $141,707 due September 1, 2012, removing these balloon payments from current liability commitments during 2012, and extending the terms of each mortgage payable for another 60 months from the original mortgage payable due dates.

Equipment Loans

Also subsequent to the balance sheet date, on January 11, 2012 and February 9, 2012, the Company entered into two loans, with four year maturities, in order to finance the purchase of equipment. The original principal balance on these equipment loans was $438,025 and $895,632, with interest of 6.5% and 5.5%, respectively.

Stock Options Awarded

Also subsequent to the balance sheet date, on or around February 10, 2012, the Company granted stock options of 400,000 shares of common stock to Company personnel. These options are subject to vesting schedules.

