Form 10-Q
period 2012-03-31
Enservco Corp
filed 2012-05-14
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common stock, $.005 par value	21,778,866

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$919,393	$417,005
Accounts receivable, net	6,145,192	4,505,254
Marketable securities	69,429	150,793
Prepaid expenses and other current assets	814,334	593,291
Inventories	578,285	549,432
Deferred tax asset	22,044	187,170
Total current assets	8,548,677	6,402,945

Property and Equipment, net	15,252,590	15,171,870
Non-Competition Agreements, net	120,000	180,000
Goodwill	301,087	301,087
Other Assets	140,635	64,770

TOTAL ASSETS	$24,362,989	$22,120,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,704,776	$2,954,687
Line of credit borrowings	2,988,227	2,263,227
Current portion of long-term debt	3,825,657	3,867,658
Total current liabilities	10,518,660	9,085,572

Long-Term Liabilities
Deferred rent payable	21,748	22,044
Subordinated debt – related party	1,477,760	1,477,760
Long-term debt, less current portion	8,567,984	8,020,435
Deferred income taxes, net	348,155	387,487
Total long-term liabilities	10,415,647	9,907,726
Total liabilities	20,934,307	18,993,298

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value
Authorized: 100,000,000 common shares and 10,000,000 preferred shares
Issued: 21,882,466 common shares and -0- preferred shares
Treasury Stock: 103,600 common shares
Issued and outstanding: 21,778,866 common shares and -0- preferred shares at March 31, 2012 and December 31, 2011	108,894	108,894
Additional paid-in-capital	6,157,310	6,112,674
Accumulated deficit	(2,839,380)	(3,117,267)
Accumulated other comprehensive income	1,858	23,073
Total stockholders’ equity	3,428,682	3,127,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,362,989	$22,120,672

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$9,537,994	$9,261,521

Cost of Revenue	6,676,684	5,797,434

Gross Profit	2,861,310	3,464,087

Operating Expenses
General and administrative expenses	903,360	748,904
Depreciation and amortization	1,401,192	1,080,607
Total operating expenses	2,304,552	1,829,511

Income from Operations	556,758	1,634,576

Other Expense
Interest expense	(209,741)	(180,311)
Loss on disposals of equipment	-	(44,286)
Gain on sale of investments	11,762	-
Other income	58,464	4,744
Total other expense	(139,515)	(219,853)

Income Before Income Tax Expense	417,243	1,414,723

Income Tax Expense	139,356	529,635

Net Income	$277,887	$885,088

Other Comprehensive Income
Unrealized loss on available-for-sale securities, net of tax	(21,215)	(81,344)

Comprehensive Income	$256,672	$803,744

Earnings per Common Share

Income Per Common Share – Basic	$0.01	$0.04
Income Per Common Share – Diluted	$0.01	$0.04

Basic weighted average number of common shares outstanding	21,778,866	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	1,240,747	618,940
Diluted weighted average number of common shares outstanding	23,019,613	22,397,806

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$277,887	$885,088
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,401,192	1,080,607
Loss on disposal of equipment	-	44,286
Realized gain on sale of marketable securities	(11,762)	-
Deferred income taxes	75,481	232,910
Stock-based compensation	44,636	49,681
Bad debt (recoveries) expense	(1,739)	345
Changes in operating assets and liabilities
Accounts receivable	(1,638,199)	(613,711)
Income taxes receivable	-	634,941
Inventories	(28,853)	60,109
Prepaids and other current assets	(209,281)	(259,777)
Other non-current assets	(75,865)	14,934
Income taxes payable	-	401,393
Deferred rent payable	(296)	-
Accounts payable and accrued expenses	750,090	(189,960)
Net cash provided by operating activities	583,291	2,340,846

INVESTING ACTIVITIES
Purchases of property and equipment	(1,421,912)	(738,191)
Sales of available-for-sale securities	110,462	-
Proceeds from sales of equipment	-	38,787
Net cash used in investing activities	(1,311,450)	(699,404)

FINANCING ACTIVITIES
Net line of credit borrowings (repayments)	725,000	(1,050,000)
Proceeds from issuance of long-term debt	1,359,907	-
Repayment of long-term debt	(854,360)	(272,752)
Net cash provided (used) by financing activities	1,230,547	(1,322,752)

Net Increase in Cash and Cash Equivalents	502,388	318,690

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$919,393	$1,956,497

Supplemental cash flow information consists of the following:
Cash paid for interest	$198,689	$165,951
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash commitments entered into for leases	$-	$51,526
Increase (decrease) in fair value of available-for-sale securities	$29,098	$(132,679)

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, Enservco Frac Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2011 and March 31, 2012 and the results of operations for the three months ending March 31, 2012 and 2011. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years

The accompanying Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2011. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2012 the Company has recorded an allowance for doubtful accounts of $100,000. For the quarter ended March 31, 2012 the Company recorded bad debt recoveries of $1,739.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three month periods ended March 31, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, services are provided, and collection is reasonably assured. It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the revenues recognized for the three month periods ended March 31, 2012 and 2011 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

As of March 31, 2012 and 2011, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 2,875,000 and 2,550,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2012 and 2011, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,240,747 and 618,940 shares, respectively.

Intangible Assets

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ending December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. For the three month periods ended March 31, 2012 and 2011, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

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

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of March 31, 2012 and December 31, 2011, deferred rent liability totaled $21,748 and $22,044, respectively.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2012. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2012. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation”, which required companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards. The effect of this guidance is described in Note 10.

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

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of March 31, 2012:

Non-competition agreements - net, at January 1, 2011	$420,000
Amortization for the year ended December 31, 2011	(240,000)
Non-competition agreements - net, at December 31, 2011	180,000
Amortization for the three months ended March 31, 2012	(60,000)
Non-competition agreements - net, at March 31, 2012	$120,000

Amortization expense for the three months ended March 31, 2012 and 2011 totaled $60,000 for each period.

Amortization expense on these non-competition agreements for each of the next two years will be as follows:

Twelve Months Ending March 31,

2013	$105,000
2014	15,000
Total	$120,000

Note 4 - Property and Equipment

Property and equipment consists of the following as of:

	March 31, 2012	December 31, 2011

Trucks and vehicles	$23,926,961	$22,050,564
Other equipment	2,908,961	2,888,663
Buildings and improvements	2,947,305	2,947,305
Trucks in process	378,192	852,975
Capitalized truck leases	455,093	455,093
Land	701,420	701,420
Disposal wells	620,104	620,104
Total property and equipment	31,938,036	30,516,124
Accumulated depreciation	(16,685,446)	(15,344,254)

Property and equipment - net	$15,252,590	$15,171,870

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $1,341,192 and $1,007,197, respectively.

Note 5 - Debt

Long-term debt consists of the following as of:

	March 31, 2012	December 31, 2011

Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million, payable in monthly interest only payments from July 2010 to June 2011 with fixed monthly principal and interest installments of $225,139 beginning July 2011 until March 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment, inventory, and accounts of the Company, guaranteed by the subsidiaries and one of the stockholders of the Company, and subject to financial covenants	$7,484,467	$8,050,472

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,477,760	1,477,760

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	6,964	27,753

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	341,000	350,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through May 2012 with a balloon payment of $229,198 on June 15, 2012, secured by land, guaranteed by one of the Company’s stockholders.	233,444	242,543

Note payable entered into with a lending institution in order to purchase field equipment, interest at a fixed rate of 6.50%. Term of 48 months, due in monthly installments of $10,294 through December 2015.	401,390	-

Mortgage payable to a bank, interest at 8%, payable in monthly payments through August 2012 with a balloon payment of $141,707 on September 1, 2012, secured by land.	145,181	147,631

Notes payable to vehicle finance companies, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	120,949	139,140

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013 (Note 9).	179,401	226,900

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016.	211,562	221,213

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning December 23, 2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning February 23, 2011, and one final principal and interest payment of $23,315 due on January 23, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and stockholders of the Company, subject to financial covenants.	730,821	789,975

	March 31, 2012	December 31, 2011
Equipment Loan entered into with an original principal balance of $152,303, payable in forty-seven monthly consecutive principal and interest payments of $3,548, beginning September 1, 2011, and one final principal and interest payment of $3,548 due on August 1, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	$132,149	$140,873

Equipment Loan entered into with an original principal balance of $410,642, payable in forty-seven monthly consecutive principal and interest payments of $9,565, beginning on October 13, 2011, and one final principal and interest payment of $9,565 due on September 13, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	363,625	387,044

Equipment Loan entered into with an original principal balance of $452,795, payable in forty-seven monthly consecutive principal and interest payments of $10,547, beginning on December 9, 2011, and one final principal and interest payment of $10,030 due on November 9, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	418,325	443,909

Equipment Loan entered into with an original principal balance of $895,632, payable in forty-seven monthly consecutive principal and interest payments of $20,859, beginning on March 9, 2012, and one final principal and interest payment of $10,030 due on February 9, 2016. Interest at Prime plus 1% with a 5.5% floor (5.5% at March 31, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	878,604	-

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750, amended to $705,000 during February 2012, payable in two payment streams; the first payment stream requires six monthly consecutive interest only payments beginning December 16, 2011, and the second payment stream requires one-hundred and twenty monthly consecutive principal and interest payments of $7,416 beginning on June 16, 2012 and ending May 16, 2022. Interest is calculated differently for each of the payment streams; interest for payment stream one is 5.0%, and interest for payment stream two is Prime plus 3.5% with a 4.75% floor (4.75% at March 31, 2012). Loan is collateralized by land and property purchased with the loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	705,000	678,750

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017.	40,759	41,890

Total	$13,871,401	$13,365,853
Less current portion	(3,825,657)	(3,867,658)
Long-term debt, net of current portion	$10,045,744	$9,498,195

Aggregate maturities of debt are as follows:

Twelve Months Ending March 31,

2013	$3,825,657
2014	3,539,672
2015	3,796,836
2016	621,834
2017	115,270
Thereafter	1,972,132
Total	$13,871,401

Revolving Line of Credit

As of March 31, 2012 and December 31, 2011, the outstanding balance on the revolving line of credit with our primary lender was $2,988,227 and $2,263,227, respectively.

Note 6 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as other current assets, is as follows:

	December 31, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$365,786	$83,817	$(298,810)	$-	$150,793

	March 31, 2012
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$150,793	$30,046	$(948)	$(110,462)	$69,429

Net unrealized holding gains on available-for-sale securities in the amount of $29,098 for the three months ended March 31, 2012, have been included in accumulated other comprehensive income.

Due to the sale of marketable securities during the three months ended March 31, 2012, the Company reversed an additional $50,313 out of the accumulated other comprehensive income balance, resulting in an unrealized loss on available-for-sales securities of $21,215 for the three months ended March 31, 2012 and an accumulated other comprehensive income balance of $1,858 at March 31, 2012.

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities
Equity Securities – industrial metals and minerals	$85,900	$-	$-	$85,900
Mutual Fund – bonds international	64,893	-	-	64,893
Total	$150,793	$-	$-	$150,793

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-sale Securities
Mutual Fund – bonds international	$69,429	$-	$-	$69,429

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Note 9 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through November 2016. Future minimum lease commitments are as follows:

Twelve Months Ending March 31,
2013	$192,754
2014	167,503
2015	149,251
2016	151,000
2017	62,848
Total	$723,356

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below as of March 31, 2012:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(99,636)
Net Assets Under Capital Leases	$355,457

The following is a summary of the future minimum lease payments under capital leases as of March 31, 2012:

Twelve Months Ending March 31,	Minimum Lease Payment
2013	$142,534
2014	42,239
2015	-
Total minimum lease payments	184,773
Less: Interest	(5,372)
Net minimum lease payments	179,401
Less: Current portion	(137,686)
Long-term portion of minimum lease payments	$41,715

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

Through March 31, 2012 the Company had granted options to acquire a total of 2,185,000 shares of common stock granted pursuant to the 2010 Plan. A portion of these options are subject to vesting schedules.

The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan. Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining 750,000 shares vest ratably over the term of the options. Subsequently, options to acquire 2,275,000 shares of common stock were granted under the 2010 Plan and the exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 2,275,000 shares vest over two to three year periods with 833,333 shares having vested on the date of grant. Subsequent to issuance of the 2,275,000 shares, as of March 31, 2012, 1,065,000 of these shares expired for failure to meet established performance goals or as a result of termination of employment.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 114.73%, risk free interest rate of 0.78% and expected term of 3.1 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the three months ended March 31, 2012 the Company recognized stock-based compensation expense (through operating expense as general and administrative expense) of $121,922. During the three months ended March 31, 2012, 1,030,000 shares of the 2010 Plan were forfeited. The cumulative effect of these forfeitures was to reverse $77,286 of stock-based compensation expense during the three month period ending March 31, 2012, resulting in a net expense of $44,636 for the period, which is recorded within general and administrative expenses. As of March 31, 2012 the Company had unrecognized expense of $197,814 associated with outstanding options, which will be recognized over the remaining weighted-average period of 2.0 years. The options were classified as equity instruments on the balance sheet at March 31, 2012.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 have expired as of March 31, 2012 for failure to meet established performance goals or as a result of termination of employment. As of December 31, 2011, the Company did not have any unrecognized expense associated with these options.

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

Each of the options expires on February 15, 2015. All of the options granted became vested as a result of the Merger Transaction on July 27, 2010. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at December 31, 2010	2,465,431	$0.59	3.34
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at March 31, 2011	2,465,431	$0.59	3.09
Granted	875,000	1.03
Exercised	-	-
Forfeited or Expired	(35,000)	0.84

Outstanding at December 31, 2011	3,305,431	$0.70	2.51
Granted	400,000	1.07
Exercised	-	-
Forfeited or Expired	(1,030,000)	0.50

Outstanding at March 31, 2012	2,675,431	$0.83	1.99

Exercisable at December 31, 2010	1,298,764	$0.49	3.34
Exercisable at March 31, 2011	1,298,764	$0.49	3.09
Exercisable at December 31, 2011	2,182,097	$0.71	2.25
Exercisable at March 31, 2012	1,515,431	$0.64	2.00

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2010	1,166,667	$0.32
Granted	-
Vested	-
Forfeited	-

Nonvested at March 31, 2011	1,166,667	$0.32
Granted	875,000	0.75
Vested	(883,333)	0.50
Forfeited	(35,000)	0.62

Nonvested at December 31, 2011	1,123,334	$0.48
Granted	400,000	0.75
Vested	-	-
Forfeited	(363,334)	0.38

Nonvested at March 31, 2012	1,160,000	$0.65

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three month periods ended March 31, 2012 and 2011, and our financial condition, liquidity and capital resources as of March 31, 2012, and December 31, 2011. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	our $2.0 million working capital deficit at March 31, 2012 ($2.7 million deficit at December 31, 2011) raises concerns regarding our financial and operational capabilities absent raising debt or equity, or improving results of operations, to address the working capital deficit;

•	our ability to generate sufficient cash flows to repay our debt obligations as they become due and to repay our outstanding debt when due;

•	future capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	availability of borrowings under our credit facility;

•	historical incurrence of losses;

•	our ability to retain key members of our senior management and key technical employees, and conflicts of interests with respect to our directors;

•	effect of seasonal factors;

•	a decline in oil or natural gas production or oil or natural gas prices, the impact of price volatility in the oil and natural gas industries and the impact of general economic conditions on the demand for the services we offer to the oil and natural gas industries;

•	activities of our competitors, many of whom have greater financial resources than we have;

•	geographical diversity of our operations and the difficulties inherent in managing such geographically diverse operations;

•	ongoing U.S. and global economic uncertainty;

•	unanticipated increases in the cost of our operations;

•	reliance on limited number of customers and creditworthiness of our customers;

•	increases in interest rates and our failure to hedge against possible interest rate increases;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	further sales or issuances of common stock; and

•	our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Dillco’s fiscal year end is December 31 whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30. Because Dillco was the accounting acquirer the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31. Thus, starting with its Form 10-Q filed for the quarter ended September 30, 2010, the Company is now filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen. Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

The financial statements included in this report are for Enservco’s three month periods ended March 31, 2012 and 2011 and include Aspen’s financial statements only as a result of, and subsequent to, the Merger Transaction. As such, the following management’s discussion and analysis is with respect to Enservco’s three months ended March 31, 2012, and the corresponding period(s) in the previous fiscal year. Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the Three Months ended March 31, 2012 and 2011

The following table shows the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	For the Three Months Ended
	March 31,
	2012	% of Revenue	2011	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$9,537,994	100%	$9,261,521	100%
Cost of Revenue	6,676,684	70%	5,797,434	63%
Gross Profit	2,861,310	30%	3,464,087	37%

Operating Expenses
General and administrative expenses	903,360	9%	748,904	8%
Depreciation and amortization	1,401,192	15%	1,080,607	12%
Total operating expenses	2,304,552	24%	1,829,511	20%

Income from Operations	556,758	6%	1,634,576	18%
Other Expense	(139,515)	(1)%	(219,853)	(2)%
Income Before Income Tax Expense	417,243	5%	1,414,723	16%

Income Tax Expense	139,356	1%	529,635	6%
Net Income	$277,887	4%	$885,088	10%

EBITDA:
Net Income	$277,887		$885,088
Add:
Interest Expense	209,741		180,311
Provision for income taxes	139,356		529,635
Depreciation and amortization	1,401,192		1,080,607
EBITDA	2,028,176		2,675,641
Add (Deduct):
Stock-based compensation	44,636		49,681
Loss on disposal of equipment	-		44,286
Gain on sale of investments	(11,762)		-
Other income	(58,464)		(4,744)
Adjusted EBITDA*	$2,002,586		$2,764,864

Income Per Common Share:
Basic	$0.01		$0.04
Diluted	$0.01		$0.04

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		21,778,866
Diluted	23,019,613		22,397,806

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per general accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the three month periods ending March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
BY SERVICE OFFERING:	(Unaudited)	(Unaudited)
Fluid Management (1)	$2,111,226	$2,369,036

Well Enhancement Services (2)	7,333,854	6,657,366

Well Site Construction and Roustabout Services	92,914	235,119

Total Revenues	$9,537,994	$9,261,521

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue information for the Company’s three geographic regions during the three month periods ending March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
BY GEOGRAPHY:	(Unaudited)	(Unaudited)
Eastern USA Region (3)	$1,298,110	$4,686,710

Rocky Mountain Region (4)	5,525,073	1,768,544

Central USA Region (5)	2,714,811	2,806,267

Total Revenues	$9,537,994	$9,261,521

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.

(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.

(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.

(4)	Consists of western Colorado, northeastern Utah, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.

(5)	Consists of southwestern Kansas, northwestern Oklahoma, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.

Revenues

Due to the two new operation centers opened during September 2011 and anticipated organic growth in our Rocky Mountain and Central USA regions, the Company expected a significant increase in revenues during the first quarter of 2012 as compared to the same period in 2011. However, due to the higher-than-average temperatures and moderate weather within these regions (regions in which the Company performs Well Enhancement services, primarily as it relates to our frac heating and hot oiling services), the Company realized only a slight increase (increase of $275,000 or 3%) in revenues during the first quarter of 2012 as compared to the same period in 2011. If the weather within these regions would have followed historic cold weather trends for the first quarter of 2012, as it has in prior years, we believe there would have been a greater increase in revenues for the three months ended March 31, 2012. We believe that the continuing oil and gas exploration and development activities in our Central and Rocky Mountain regions and our new operations in the Niobrara and Bakken basins will continue to positively impact revenues in future periods.

The approximately $275,000 or 3% increase in revenues in the first three months of 2012 compared to the same period in 2011 was a result of several factors. Please see below for a discussion of these factors:

Factors that increased revenues during the three months ended March 31, 2012 as compared to 2011:

(1)	Opening two new operation centers during September 2011 in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana). These two new operation centers (located within our Rocky Mountain region) accounted for the majority of the approximate $5.5 million of revenues generated in our Rocky Mountain region during the three months ended March 31, 2012, an approximate $3.8 million increase over revenues generated in the Rocky Mountain region during the same period 2011;

(2)	Increased Well Enhancement services within our Rocky Mountain and Central USA regions (made up of multiple operation centers covering western Colorado, northeastern Utah, southeastern Wyoming; and southwestern Kansas, northwestern Oklahoma, eastern Colorado, northern New Mexico; respectively) due to increased demand for services from existing and new customers due primarily to the growth in the development of unconventional oil and gas wells; and

(3)	Increased Fluid Management services within our Central USA region as the Company was able to acquire new water hauling service contracts through our Dillco operations center.

Factors that decreased revenues during the three months ended March 31, 2012 as compared to 2011:

(1)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) decreased by approximately $3.4 million (approximately $3.0 million in Well Enhancement services and $400,000 in Fluid Management services) from the same period in 2011.

a.	During the three months ended March 31, 2011, the Eastern USA region accounted for approximately $4.7 million of revenues (approximately $4.2 million of Well Enhancement services and $500,000 of Fluid Management services). However, due to higher-than-average temperatures and moderate weather during the 2011 - 2012 winter season (what has been called one of the warmest winters on record), starting late in the fourth quarter of 2011 and continuing through first quarter of 2012, we redeployed a majority of the assets from our operation center in the Eastern USA region in order to meet demands in our Rocky Mountain and Central USA regions (due to new operating centers and growth in those regions, as discussed above). As a result, revenues in this region for the three months ended March 31, 2012 were approximately $1.3 million (approximately $1.2 million of Well Enhancement services and $100,000 of Fluid Management services), a decrease of approximately $3.4 million as compared to the three months ended March 31, 2011.

Historical Seasonality of Revenues. Because of the seasonality of our frac heating and hot oiling business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year. In addition, the revenue mix of our service offerings also changes as our Well Enhancement services (which includes frac heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 60% or more of our total fiscal year revenues, with the remaining 40% historically split evenly between the second and third quarters. As noted above, our first quarter of 2012 experienced higher-than-average temperatures and moderate weather and we were unable to realize the expected revenues within the quarter. However, revenue for the first quarter of 2012 (as it pertains to the percentage of annual revenues generated in each quarter) remained consistent with prior fiscal years.

Costs of Revenues and Gross Profit

Although revenues increased (by approximately $275,000 or 3%) during the three months ended March 31, 2012 as compared to the same period of 2011, cost of revenues as a percentage of revenues increased by approximately 7%. This resulted in a decreased gross profit margin of approximately $600,000 or 17% for the first quarter in 2012 when compared to the same period in 2011. This increase in the cost of revenues as a percentage of revenues and resulting declining profitability rate for the period ending March 31, 2012 is primarily due to the following factors:

(1)	As discussed throughout this report, the Company relies heavily on the ability to generate the majority of its revenues and gross profit during the heating season (during the first and fourth quarters of our fiscal year), when temperatures are colder through its frac heating and hot oiling services. During the start of the 2011-2012 heating season, the Company fully staffed its operational centers with drivers and operators in order to meet the expected demand during the heating season. However, due to higher-than-expected temperatures in all company locations, the expected demand for our heating services (frac heating and hot oiling) did not begin to materialize until midway through the first quarter of 2012, which still did not meet our projections for first quarter 2012. As such, the Company experienced significant operation costs during the first quarter of 2012 without achieving the expected revenues, resulting in increased cost of revenues as a percentage of revenues, thereby decreasing gross margins;

(2)	An increase in labor costs (salary and wages, benefits, etc,) and site overhead during the first quarter of 2012 due to the opening in September 2011 of two new operation centers in Cheyenne, WY and Killdeer, ND. We hired and trained employees at these and each of our locations to meet expected demand in anticipation of a normal heating season. When, as discussed above, revenues were adversely affected by warm weather, we experienced an increase in cost of revenues as a percentage of revenues and decreased gross margins;

(3)	An overall increase in the price of fuel and other transportation costs during the period; and

(4)	An increase in costs for repairs and general maintenance during the period due to the increased truck and equipment fleet (over $6.7 million of truck and equipment purchases within the last five quarters).

General and Administrative Expenses

Although general and administrative expenses remained relatively consistent as a percentage of revenues during the three months ended March 31, 2012 as compared to the same period 2011, only increasing by 1%, the amount spent on our general and administrative expenses increased during the first quarter in 2012 by approximately $155,000 or 21%, as compared to the same period in 2011.

In general, this increase reflects increased payroll costs in order to employ and retain experienced personnel to meet corporate management and staff needs, which included increased salary, benefits, and bonus expenses during the period. The increase is also due to non-cash expenses for the issuance of stock options to employees; issued in current and future periods (these expenses are recognized over the expected life of the options, subject to vesting terms). This non-cash increase in expense was offset by releasing the cumulative expense in the current period for stock options which were forfeited by former Company employees; releasing the total amount for current and past periods within the current period.

We anticipate that our general and administrative expenses will continue to increase as our operations increase, although we expect to be able to maintain our general and administrative expenses as a reasonable and consistent percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expenses increased as a percentage of revenues in the three months ended March 31, 2012, as compared to 2011, by approximately 3%. This resulted in an increase in our depreciation and amortization expense of approximately $320,000 or 30% for the first quarter of 2012 as compared to the same period in 2011. This is due mainly to property and equipment purchases during fiscal year 2011 of approximately $5.3 million and another $1.4 million in purchases during the first quarter of 2012. We anticipate that our depreciation and amortization expenses will continue to increase as we add more equipment to the extent that financing is available to do so, of which there can be no assurance.

Results of Operations

Although revenues increased (by approximately $275,000 or 3%) during the three months ended March 31, 2012, our income from operations as a percentage of revenues decreased by approximately 12%, a decrease in income from operations of approximately $1.1 million or 66%, as compared to the same period in 2011. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, this decrease in our income from operations during the first quarter of 2012 was primarily a result of the $600,000 or 17% decrease in our gross profit margins (as a result of a record warm winter) and our $155,000 or 21% increase in our general and administrative expenses, as compared to the same period in 2011.

Notwithstanding the $1.1 million decrease in our income from operations during the first quarter in 2012, the Company experienced positive cash flow from operations for the period of approximately $580,000. As cash flow from operations continues to improve, we are hopeful that our income from operations and net income will also continue to improve. While we cannot provide any assurance that the improvements in cash flow from operations will continue as recognized during our first quarter of 2012, we intend to continue to monitor all of the components and work to achieve operational and cash flow efficiencies.

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

Income Taxes

The decrease in the income tax expense for the three months ending March 31, 2012 as compared to the same period during 2011 was due to a decrease in the Company’s net income before taxes of approximately $1.0 million; from approximately $1.4 million during the first quarter of 2011 to approximately $400,000 for the same period during 2012.

Adjusted EBITDA*

The following table presents a reconciliation of our net income to our Adjusted EBITDA on a historical basis for each of the periods indicated:

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Income	$277,887	$885,088
Add:
Interest Expense	209,741	180,311
Provision for income taxes	139,356	529,635
Depreciation and amortization	1,401,192	1,080,607

EBITDA	2,028,176	2,675,641
Add (Deduct):
Stock-based compensation	44,636	49,681
Loss on disposal of equipment	-	44,286
Gain on sale of investments	(11,762)	-
Other income	(58,464)	(4,744)
Adjusted EBITDA*	$2,002,586	$2,764,864

*Note: See below for discussion of the use of non-GAAP financial measurements.

Use of Non-GAAP Financial Measures: Non-GAAP results are presented only as a supplement to the financial statements and for use within management’s discussion and analysis based on U.S. generally accepted accounting principles (GAAP). The non-GAAP financial information is provided to enhance the reader's understanding of the Company’s financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures are provided herein.

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

Adjusted EBITDA decreased by approximately $760,000 for the three months ended March 31, 2012 as compared to the same period in 2011. The major components causing the negative change to Adjusted EBITDA were 1) an increase in the Cost of Revenues (decrease in the gross profit margins) during the first quarter of 2012 due to an increase in labor and site costs in order to fully staff each operation center for the heating season, which resulted in lower-than-expected capacity due to higher-than-average temperatures and moderate weather, and increased labor and site costs for our two new operation centers in North Dakota and Wyoming, as discussed in the Costs of Revenues & Gross Profit section above, and 2) an increase in General and Administrative costs due to increased payroll costs in order to employ and retain experienced personnel to meet corporate management and staff needs and the impact of non-cash stock-based compensation expense, as discussed in the General and Administrative Expenses section above.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods ended March 31, 2012 and 2011 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$583,291	$2,340,846
Net cash used in investing activities	(1,311,450)	(699,404)
Net cash provided (used) by financing activities	1,230,547	(1,322,752)
Net Increase in Cash and Cash Equivalents	502,388	318,690

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$919,393	$1,956,497

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Unaudited)

Current Assets	$8,548,677	$6,402,945
Total Assets	24,362,989	22,120,672
Current Liabilities	10,518,660	9,085,572
Total Liabilities	20,934,307	18,993,298
Working Capital (Current Assets net of Current Liabilities)	(1,969,983)	(2,682,627)
Stockholders’ equity	3,428,682	3,127,374

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

At December 31, 2011, we had approximately $740,000 available under our asset based, revolving credit facility. During the three months ending March 31, 2012, we borrowed the entire available balance and had no remaining balance available through our revolving credit facility at March 31, 2012. Our ability to fund our current operations and planned 2012 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender or our ability to obtain credit facilities through an alternative lender, and our ability to raise outside capital.

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

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios. At December 31, 2011, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an event of default under the loan agreements with Great Western Bank (our primary lender). Great Western Bank waived this event of default and modified the debt covenants of the loan agreements for future periods for those covenants which were in default at December 31, 2011. Per the amended agreements, the Company is not required to report the modified debt covenants until June 30, 2012. As such, no measurement of these financial covenants was required for the period ending March 31, 2012. The Company believes that it is in line to meet the covenants required on June 30, 2012 and all other future debt covenant requirements.

As of March 31, 2012 we had a working capital deficit of approximately $2.0 million, an increase in working capital of approximately $700,000 as compared to our 2011 fiscal year end. There were various components contributing to the first quarter 2012 increase in the working capital:

Factors that increased our working capital –

1.	An increase in cash by approximately $500,000 due to the collection of several large past due balances during the period and due to the timing of cash receipts for work performed during the beginning of the heating season (work performed during fourth quarter 2011);

2.	An increase in accounts receivable of $1.6 million due to the timing of frac heating and hot oiling services which finally increased midway through the first quarter of 2012 as the temperatures in our main operating centers finally cooled to more winter-like conditions, allowing the end of our heating season (second half of first quarter 2012) to rebound from a below-average and lower-than-expected start of our heating season due to higher-than-average temperatures and moderate weather; and

3.	An increase of $220,000 in prepaid expenses and other currents assets resulting primarily due to the Heat Waves and Dillco General, Property, Auto, Equipment, and Umbrella insurance renewals during the period.

Factors that had a negative effect on our working capital –

1.	An increase in the outstanding balance on the revolving line of credit facility of approximately $725,000;

2.	An increase in accounts payable and accrued expense of approximately $750,000. Accounts payable increased by approximately $300,000 during the period due to the timing of operating expenses incurred during the beginning of the heating season (e.g. propane, diesel, travel, and other cost of goods in late 2011 and early 2012) and due to the additional operating expenses incurred by our two new operating centers in North Dakota and Wyoming. Accrued expenses increased by approximately $450,000 during the period due to the renewal of our General, Property, Auto, Equipment, and Umbrella insurance programs, and due to accrued bonuses for our operation managers and employees and accrued salary and vacation expenses due to the timing of the final period-end payroll run; and

3.	A decrease in marketable securities of approximately $80,000 due to the sale of securities at approximately $110,000, offset by the increase in the fair value of securities by approximately $30,000.

Investing and Financing Activities

Our capital expenditures for the first quarter of 2012 were approximately $1.4 million as compared to approximately $740,000 during the same period in 2011. In order to fund some of our capital expenditures we sold some of our marketable securities during the three months ended March 31, 2012 resulting in proceeds of approximately $110,000, and also disposed of obsolete or retired trucks and equipment through several transactions during the three months ended March 31, 2011 resulting in proceeds of approximately $40,000. These items combined explain the significant increase of approximately $610,000 in the cash used in investing activities during the first quarter of 2012 as compared to the same period in 2011.

As of December 31, 2011 we had executed commitments for additional expenditures of approximately $500,000. As expected, we purchased most of this equipment in the first quarter of 2012. At this time we have no executed commitments for additional expenditures for the remaining quarters in 2012.

The increase in cash provided in financing activities of approximately $2.5 million from the $1.3 million cash used in financing activities for three months ended March 31, 2011 to the $1.2 million cash provided from financing activities for three months ended March 31, 2012 is primarily the result of the issuance of new equipment credit facilities and truck loans (of approximately $1.4 million) as well as the increased outstanding balance on the revolving line of credit (of approximately $740,000) during the first quarter of 2012, offset by the repayment of long-term debt (approximately $850,000 in repayments during first quarter 2012 and $270,000 in repayments during the same period 2011) and repayments on the revolving line of credit (of approximately $1.1 million) during first quarter 2011.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of March 31, 2012 consisted of the Term Loan, the Line of Credit, the Equipment Loans, the Real Estate Loan received to fund the new operation center in North Dakota, as well as certain capital and operating leases, and related party subordinated debt.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the Condensed Consolidated Financial Statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, services are provided, and collection is reasonably assured.

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

Intangible Assets

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ending December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. For the three month period ended March 31, 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of December 31, 2011. The Company files tax returns in the United States, in the states of Colorado, Kansas, Pennsylvania and Utah. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2012. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation”, which required companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards.

Off Balance Sheet Arrangements

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Herman on various loan agreements, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.    LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012 the Company did not engage in, or effect, any unregistered sales of equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010. (1)
3.01	Second Amended and Restated Certificate of Incorporation. (2)
3.02	Amended and Restated Bylaws. (3)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Financial Officer). Filed herewith.
32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Rick D. Kasch, Chief Financial Officer). Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 11, 2012	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2012	/s/ Rick D. Kasch
Rick D. Kasch, President and Chief Financial Officer (Principal Financial Officer)

