Form 10-Q
period 2012-06-30
Enservco Corp
filed 2012-08-13
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common stock, $.005 par value	21,778,866

1

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$635,113	$417,005
Accounts receivable, net	3,830,825	4,505,254
Marketable securities	-	150,793
Prepaid expenses and other current assets	894,430	593,291
Inventories	564,256	549,432
Deferred tax asset	19,655	187,170
Total current assets	5,944,279	6,402,945

Property and Equipment, net	15,246,230	15,171,870
Non-Competition Agreements, net	60,000	180,000
Goodwill	301,087	301,087
Other Assets	49,731	64,770

TOTAL ASSETS	$21,601,327	$22,120,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,753,440	$2,954,687
Line of credit borrowings	2,657,877	2,263,227
Current portion of long-term debt	3,825,605	3,867,658
Total current liabilities	9,236,922	9,085,572

Long-Term Liabilities
Deferred rent payable	21,452	22,044
Subordinated debt – related party	1,477,760	1,477,760
Long-term debt, less current portion	7,690,614	8,020,435
Deferred income taxes, net	42,805	387,487
Total long-term liabilities	9,232,631	9,907,726
Total liabilities	18,469,553	18,993,298

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value Authorized: 100,000,000 common shares and 10,000,000 preferred shares Issued: 21,882,466 common shares and -0- preferred shares Treasury Stock: 103,600 common shares Outstanding: 21,778,866 common shares and -0- preferred shares at June 30, 2012 and December 31, 2011	108,894	108,894
Additional paid-in-capital	6,301,961	6,112,674
Accumulated deficit	(3,279,081)	(3,117,267)
Accumulated other comprehensive income	-	23,073
Total stockholders’ equity	3,131,774	3,127,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,601,327	$22,120,672

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,627,382	$4,470,679	$15,165,375	$13,732,200

Cost of Revenue	4,635,955	3,788,550	11,312,638	9,666,788

Gross Profit	991.427	682,129	3,852,737	4,065,412

Operating Expenses
General and administrative expenses	944,538	707,377	1,847,898	1,390,410
Depreciation and amortization	581,250	1,128,865	1,982,442	2,194,539
Total operating expenses	1,525,788	1,836,242	3,830,340	3,584,949

(Loss) Income from Operations	(534,361)	(1,154,113)	22,397	480,463

Other Expense
Interest expense	(218,262)	(171,965)	(428,004)	(352,276)
Gain (loss) on disposals of equipment	1,536	-	1,536	(44,286)
Gain on sale of investments	12,891	-	24,653	-
Other (expense) income	(3,278)	(42,454)	55,185	(37,710)
Total Other Expense	(207,113)	(214,419)	(346,630)	(434,272)

(Loss) Income Before Income Tax Benefit (Expense)	(741,474)	(1,368,532)	(324,233)	46,191

Income Tax Benefit (Expense)	301,773	518,229	162,417	(11,406)

Net (Loss) Income	$(439,701)	$(850,303)	$(161,816)	$34,785

Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of tax	(1,858)	(2,504)	(23,073)	(83,848)

Comprehensive Loss	$(441,559)	$(852,807)	$(184,889)	$(49,063)

Earnings per Common Share

(Loss) Income Per Common Share – Basic	$(0.02)	$(0.04)	$(0.01)	$0.00
(Loss) Income Per Common Share – Diluted	$(0.02)	$(0.04)	$(0.01)	$0.00

Basic weighted average number of common shares outstanding	21,778,866	21,778,866	21,778,866	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	651,502
Diluted weighted average number of common shares outstanding	21,778,866	21,778,866	21,778,866	22,430,368

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net (loss) income	$(439,701)	$(850,303)	$(161,816)	$34,785

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581,250	1,128,865	1,982,442	2,194,539
(Gain) Loss on disposal of equipment	(1,536)	-	(1,536)	44,286
Realized gain on sale of marketable securities	(12,891)	-	(24,653)	-
Deferred income taxes	(305,136)	(134,455)	(229,655)	17,111
Stock-based compensation	144,651	59,184	189,287	108,865
Warrants issued in consideration to vendor	-	46,353	-	46,353
Bad debt (recoveries) expense	-	-	(1,739)	345
Changes in operating assets and liabilities
Accounts receivable	2,314,367	1,859,097	676,168	1,245,386
Income taxes receivable	-	-	-	634,941
Inventories	14,029	(58,786)	(14,824)	1,323
Prepaids and other current assets	(67,205)	10,016	(276,486)	(249,761)
Other non-current assets	90,904	(4,544)	15,039	10,389
Income taxes payable	-	(401,393)	-	-
Deferred rent payable	(296)	-	(592)	-
Accounts payable and accrued expenses	(951,336)	(339,023)	(201,245)	(528,986)
Net cash provided by operating activities	1,367,100	1,315,011	1,950,390	3,559,576

INVESTING ACTIVITIES
Purchases of property and equipment	(516,854)	(1,134,034)	(1,938,766)	(1,870,701)
Sales of available-for-sale securities	69,746	-	180,208	-
Proceeds from sales of equipment	3,500	-	3,500	38,787
Net cash used in investing activities	(443,608)	(1,134,034)	(1,755,058)	(1,831,914)

FINANCING ACTIVITIES
Net line of credit (repayments) borrowings	(330,350)	-	394,650	(1,050,000)
Proceeds from issuance of long-term debt	-	-	1,359,907	-
Repayment of long-term debt	(877,422)	(442,195)	(1,731,781)	(620,190)
Net cash (used) provided by financing activities	(1,207,772)	(442,195)	22,776	(1,670,190)

Net (Decrease) Increase in Cash and Cash Equivalents	(284,280)	(261,218)	218,108	57,472

Cash and Cash Equivalents, Beginning of Period	919,393	1,956,497	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$635,113	$1,695,279	$635,113	$1,695,279

Supplemental cash flow information consists of the following:
Cash paid for interest	$207,209	$157,605	$405,898	$323,556
Cash paid for taxes	$-	$-	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash commitments entered into for leases	$-	$-	$-	$51,526
Increase (decrease) in fair value of available-for-sale securities	$317	$(3,429)	$29,415	$(136,108)

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, Enservco Frac Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2011 and June 30, 2012 and the results of operations for the three and six months ending June 30, 2012 and 2011. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

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

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2012 the Company has recorded an allowance for doubtful accounts of $100,000. For the three and six months ended June 30, 2012 the Company recorded bad debt expense (recoveries) of $-0- and $(1,739), respectively. For the three and six months ended June 30, 2011 the Company recorded bad debt expense of $-0- and $345, respectively.

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

During the three months ended June 30, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts the three months ended June 30, 2012 and future periods. For the three and six months ended June 30, 2012, the change in accounting estimate lowered depreciation for the periods by approximately $860,000 (pre-tax difference), increasing Income from Operations or Loss from Operations (as applicable) and correspondingly Net (Loss) Income by this amount, or by approximately $0.02 earnings per basic and diluted common share.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during both the three and six month periods ended June 30, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, services are provided, and collection is reasonably assured. It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and six month periods ended June 30, 2012 and 2011 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

As of June 30, 2012 and 2011, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 2,655,000 and 2,650,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Dilution is not permitted if there are net losses during the period. As such, the Company does not show any incremental shares impacting dilutive earnings per share, resulting in a difference between the basic earnings per share and dilutive earnings per share, for the three and six months ended June 30, 2012, or for the three months ended June 30, 2011. For the six months ended June 30, 2011, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 651,502 shares.

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. As of June 30, 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders’ equity.

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

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of June 30, 2012 and December 31, 2011, deferred rent liability totaled $21,452 and $22,044, respectively.

Income Taxes

Enservco LLC (a Nevada limited liability company, which until the time of the Merger Transaction in July 2010 served as the holding company for the Company’s various operating entities) and its subsidiaries, with the exception of Dillco (which is a C Corporation subject to federal and state income taxes), are limited liability companies and prior to January 1, 2010 were not subject to federal or state income taxes. On January 1, 2010 Enservco LLC elected to be taxed as a corporation. Therefore, prior to January 1, 2010 no provision or liability for income taxes has been included in the accompanying financial statements, except for income taxes relating to the financial statements of Dillco and Aspen (the current parent (or holding) company for the Company’s operations and assets).

The Company recognizes deferred tax liabilities and assets (Note 7) based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2012. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three and six months ended June 30, 2012. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of June 30, 2012:

Non-competition agreements - net, at January 1, 2011	$420,000
Amortization for the year ended December 31, 2011	(240,000)
Non-competition agreements - net, at December 31, 2011	180,000
Amortization for the six months ended June 30, 2012	(120,000)
Non-competition agreements - net, at June, 2012	$60,000

Amortization expense for the three and six months ended June 30, 2012 and 2011 totaled $60,000 and $120,000, respectively.

Amortization expense on these non-competition agreements for each of the next two years will be as follows:

Twelve Months Ending June 30,

2013	$60,000
2014	-
Total	$60,000

Note 4 - Property and Equipment

Property and equipment consists of the following as of:

	June 30, 2012	December 31, 2011

Trucks and vehicles	$24,418,622	$22,050,564
Other equipment	2,922,202	2,888,663
Buildings and improvements	2,947,305	2,947,305
Trucks in process	388,180	852,975
Capitalized truck leases	455,093	455,093
Land	701,420	701,420
Disposal wells	620,104	620,104
Total property and equipment	32,452,926	30,516,124
Accumulated depreciation	(17,206,696)	(15,344,254)

Property and equipment - net	$15,246,230	$15,171,870

Depreciation expense for the three months ended June, 2012 and 2011 totaled $521,250 and $1,068,865, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $1,862,442 and $2,074,539, respectively.

Note 5 - Debt

Long-term debt consists of the following as of:

	June 30, 2012	December 31, 2011
Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million, payable in monthly interest only payments from July 2010 to June 2011 with fixed monthly principal and interest installments of $225,139 beginning July 2011 until March 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment, inventory, and accounts of the Company, guaranteed by the subsidiaries and one of the stockholders of the Company, and subject to financial covenants	$6,910,487	$8,050,472

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018.	1,477,760	1,477,760

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	-	27,753

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	332,000	350,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	224,410	242,543

Note payable entered into with a lending institution in order to purchase field equipment, interest at a fixed rate of 6.50%. Term of 48 months, due in monthly installments of $10,294 through December 2015.	376,988	-

Mortgage payable to a bank, interest at 8%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	142,653	147,631

Notes payable to vehicle finance companies, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	102,421	139,140

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013 (Note 8).	131,303	226,900

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016.	201,714	221,213

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning December 23, 2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning February 23, 2011, and one final principal and interest payment of $23,315 due on January 23, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and stockholders of the Company, subject to financial covenants.	670,941	789,975

	June 30, 2012	December 31, 2011
Equipment Loan entered into with an original principal balance of $152,303, payable in forty-seven monthly consecutive principal and interest payments of $3,548, beginning September 1, 2011, and one final principal and interest payment of $3,548 due on August 1, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	$123,322	$140,873

Equipment Loan entered into with an original principal balance of $410,642, payable in forty-seven monthly consecutive principal and interest payments of $9,565, beginning on October 13, 2011, and one final principal and interest payment of $9,565 due on September 13, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	339,933	387,044

Equipment Loan entered into with an original principal balance of $452,795, payable in forty-seven monthly consecutive principal and interest payments of $10,547, beginning on December 9, 2011, and one final principal and interest payment of $10,030 due on November 9, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	392,383	443,909

Equipment Loan entered into with an original principal balance of $895,632, payable in forty-seven monthly consecutive principal and interest payments of $20,859, beginning on March 9, 2012, and one final principal and interest payment of $10,030 due on February 9, 2016. Interest at Prime plus 1% with a 5.5% floor (5.5% at June 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	828,011	-

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750, amended to $705,000 during February 2012, payable in two payment streams; the first payment stream requires six monthly consecutive interest only payments beginning December 16, 2011, and the second payment stream requires one-hundred and twenty monthly consecutive principal and interest payments of $7,416 beginning on June 16, 2012 and ending May 16, 2022. Interest is calculated differently for each of the payment streams; interest for payment stream one is 5.0%, and interest for payment stream two is Prime plus 3.5% with a 4.75% floor (4.75% at June 30, 2012). Loan is collateralized by land and property purchased with the loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	700,620	678,750

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017.	39,033	41,890

Total	$12,993,979	$13,365,853
Less current portion	(3,825,605)	(3,867,658)
Long-term debt, net of current portion	$9,168,374	$9,498,195

Aggregate maturities of debt are as follows:

Twelve Months Ending June 30,

2013	$3,825,605
2014	3,568,974
2015	3,098,652
2016	448,918
2017	96,890
Thereafter	1,954,940
Total	$12,993,979

Revolving Line of Credit

As of June 30, 2012 and December 31, 2011, the outstanding balance on the revolving line of credit with our primary lender was $2,657,877 and $2,263,227, respectively; maturing on March 31, 2013 (the maturity date was modified subsequent to June 30, 2012 as part of the loan agreement amendment and modification as discussed below within the Covenant Compliance paragraph).

Covenant Compliance

At December 31, 2011 and at June 30, 2012, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an event of default under the loan documents. Great Western Bank has waived the effect of this event of default for both periods and has agreed to modify the debt covenants of the loan agreements for future reporting periods for those covenants which were in default at December 31, 2011 and at June 30, 2012. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the modified debt covenants and all other future covenant requirements.

Note 6 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as other current assets, is as follows:

	December 31, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$365,786	$83,817	$(298,810)	$-	$150,793

	June 30, 2012
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$150,793	$30,363	$(948)	$(180,208)	$-

Net unrealized holding gains on available-for-sale securities in the amount of $29,415 for the six months ended June 30, 2012, have been included in accumulated other comprehensive income.

Due to the sale of marketable securities during the six months ended June 30, 2012, the Company reversed an additional $27,835 out of the accumulated other comprehensive income balance, resulting in an unrealized loss on available-for-sales securities of $23,073 for the six months ended June 30, 2012 and an accumulated other comprehensive income balance of $-0- at June 30, 2012.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 8 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through November 2016. Future minimum lease commitments are as follows:

Twelve Months Ending June 30,
2013	$269,692
2014	160,440
2015	149,689
2016	151,437
2017	24,770
Total	$756,028

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below as of June 30, 2012:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(115,890)
Net Assets Under Capital Leases	$339,203

The following is a summary of the future minimum lease payments under capital leases as of June 30, 2012:

Twelve Months Ending June 30,	Minimum Lease Payment
2013	$113,736
2014	20,994
2015	-
Total minimum lease payments	134,730
Less: Interest	(3,427)
Net minimum lease payments	131,303
Less: Current portion	(110,441)
Long-term portion of minimum lease payments	$20,862

Note 9 – Stockholder’s Equity

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

Through June 30, 2012 the Company has granted options to acquire a total of 2,655,000 outstanding shares of common stock pursuant to the 2010 Plan, broken out in specific grant dates as noted below:.

1.	Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining shares vest ratably over the term of the options.

2.	Subsequent to the initial granting of the 975,000 shares pursuant to the 2010 Plan, and prior to the six month period ending June 30, 2012, options to acquire an additional 2,275,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 2,275,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant. As of June 30, 2012, 1,465,000 of these shares expired for failure to meet established performance goals or as a result of termination of employment.

3.	During the six month period ending June 30, 2012 an additional 870,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based on the closing sale price of the Company’s common stock on the business day following the date of grant. These 870,000 shares vest over two to three year periods with 150,000 shares having vested on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued during the six month period ending June 30, 2012 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 118.83%, risk free interest rate of 0.37% and expected term of 3.4 years.

In summary, the 2,655,000 outstanding options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 116.08%, risk free interest rate of 0.65% and expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the three and six months ended June 30, 2012 the Company recognized stock-based compensation expense (through operating expense as general and administrative expense) of $144,651 and $189,287, respectively. As of June 30, 2012 the Company had unrecognized expense of $343,974 associated with outstanding options, which will be recognized over the remaining weighted-average period of 1.75 years. The options were classified as equity instruments on the balance sheet at June 30, 2012.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 have expired as of June 30, 2012 for failure to meet established performance goals or as a result of termination of employment. As of December 31, 2011, the Company did not have any unrecognized expense associated with these options.

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

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at December 31, 2010	2,465,431	$0.59	3.34
Granted	275,000	0.84
Exercised	-	-
Forfeited or Expired	-	-

Outstanding at June 30, 2011	2,740,431	$0.62	3.37
Granted	600,000	1.10
Exercised	-	-
Forfeited or Expired	(35,000)	0.84

Outstanding at December 31, 2011	3,305,431	$0.70	3.30
Granted	1,270,000	0.65
Exercised	-	-
Forfeited or Expired	(1,430,000)	0.66

Outstanding at June 30, 2012	3,145,431	$0.70	3.19
Exercisable at December 31, 2010	1,298,764	$0.49	3.34
Exercisable at June 30, 2011	1,298,764	$0.49	2.75
Exercisable at December 31, 2011	2,182,097	$0.71	2.25
Exercisable at June 30, 2012	1,735,431	$0.70	1.75

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2010	1,166,667	$0.32
Granted	275,000	0.62
Vested	-
Forfeited	-

Nonvested at June 30, 2011	1,441,667	$0.39
Granted	600,000	0.80
Vested	(883,333)	0.50
Forfeited	(35,000)	0.62

Nonvested at December 31, 2011	1,123,334	$0.48
Granted	1,270,000	0.46
Vested	(220,000)	0.34
Forfeited	(763,334)	0.57

Nonvested at June 30, 2012	1,410,000	$0.46

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2012 and 2011, and our financial condition, liquidity and capital resources as of June 30, 2012, and December 31, 2011. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	our $3.3 million working capital deficit at June 30, 2012 ($2.7 million deficit at December 31, 2011) raises concerns regarding our financial and operational capabilities absent raising debt or equity, or improving results of operations, to address the working capital deficit;

•	our ability to generate sufficient cash flows or other sources of liquidity to repay our debt obligations as they become due;

•	future capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	availability of borrowings under our credit facility;

•	historical incurrence of losses;

•	our ability to retain key members of our senior management and key technical employees, and conflicts of interests with respect to our directors;

•	effect of seasonal factors on our business operations;

•	a decline in oil or natural gas production or oil or natural gas prices, the impact of price volatility in the oil and natural gas industries and the impact of general economic conditions on the demand for the services we offer to the oil and natural gas industries;

•	activities of our competitors, many of whom have greater financial resources than we have;

•	geographical diversity of our operations and the difficulties inherent in managing such geographically diverse operations;

•	ongoing U.S. and global economic uncertainty;

•	unanticipated increases in the cost of our operations;

•	reliance on limited number of customers and creditworthiness of our customers;

•	increases in interest rates and our failure to hedge against possible interest rate increases;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	further sales or issuances of common stock and the potentially dilutive impact such sales or issuances may have on our stockholders; and

•	our common stock’s limited trading history.

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

Discussion of Operations for the Three and Six Months ended June 30, 2012 and 2011

The following table shows the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	For the Three Months Ended
	June 30,
	2012	% of Revenue	2011	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$5,627,382	100%	$4,470,679	100%
Cost of Revenue	4,635,955	82%	3,788,550	85%
Gross Profit	991,427	18%	682,129	15%

Operating Expenses
General and administrative expenses	944,538	17%	707,377	16%
Depreciation and amortization	581,250	10%	1,128,865	25%
Total operating expenses	1,525,788	27%	1,836,242	41%

Loss from Operations	(534,361)	(9%)	(1,154,113)	(26%)
Other Expense	(207,113)	(4%)	(214,419)	(5%)
Loss Before Income Tax Benefit	(741,474)	(13%)	(1,368,532)	(31%)

Income Tax Benefit	301,773	5%	518,229	12%
Net Loss	$(439,701)	(8%)	$(850,303)	(19%)

EBITDA:
Net Loss	$(439,701)	$(850,303)
Add (Deduct):
Interest Expense	218,262	171,965
Provision for income taxes	(301,773)	(518,229)
Depreciation and amortization	581,250	1,128,865
EBITDA	58,038	(67,702)
Add (Deduct):
Stock-based compensation	144,651	59,184
Warrants issued	-	46,353
Gain on disposal of equipment	(1,536)	-
Gain on sale of investments	(12,891)	-
Other expense	3,278	42,454
Adjusted EBITDA*	$191,540	$80,289

Income Per Common Share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866	21,778,866
Diluted	21,778,866	21,778,866

*Note: See below for discussion of the use of non-GAAP financial measurements.

	For the Six Months Ended
	June 30,
	2012	% of Revenue	2011	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$15,165,375	100%	$13,732,200	100%
Cost of Revenue	11,312,638	75%	9,666,788	70%
Gross Profit	3,852,737	25%	4,065,412	30%

Operating Expenses
General and administrative expenses	1,847,898	12%	1,390,410	10%
Depreciation and amortization	1,982,442	13%	2,194,539	16%
Total operating expenses	3,830,340	25%	3,584,949	26%

Income from Operations	22,397	0%	480,463	3%
Other Expense	(346,630)	(2%)	(434,272)	(3%)
(Loss) Income Before Income Tax Benefit (Expense)	(324,233)	(2%)	46,191	0%

Income Tax Benefit (Expense)	162,417	1%	(11,406)	0%
Net (Loss) Income	$(161,816)	(1%)	$34,785	0%

EBITDA:
Net (Loss) Income	$(161,816)	$34,785
Add (Deduct):
Interest Expense	428,004	352,276
Provision for income taxes	(162,417)	11,406
Depreciation and amortization	1,982,442	2,194,539
EBITDA	2,086,213	2,593,006
Add (Deduct):
Stock-based compensation	189,261	108,865
Warrants issued	-	46,353
(Gain) loss on disposal of equipment	(1,536)	44,286
Gain on sale of investments	(24,653)	-
Other (income) expense	(55,185)	37,710
Adjusted EBITDA*	$2,194,100	$2,830,220

Income Per Common Share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866	21,778,866
Diluted	21,778,866	22,430,368

*Note: See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per general accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the three and six month periods ending June 30, 2012 and 2011:

	For the Three Months Ended
	June 30,
	2012	2011
BY SERVICE OFFERING:	(Unaudited)	(Unaudited)
Fluid Management (1)	$2,101,657	$2,297,385
Well Enhancement Services (2)	3,313,964	1,823,898
Well Site Construction and Roustabout Services	211,761	349,396
Total Revenues	$5,627,382	$4,470,679

	For the Six Months Ended
	June 30,
	2012	2011
BY SERVICE OFFERING:	(Unaudited)	(Unaudited)
Fluid Management (1)	$4,212,883	$4,666,422
Well Enhancement Services (2)	10,647,818	8,481,263
Well Site Construction and Roustabout Services	304,674	584,515
Total Revenues	$15,165,375	$13,732,200

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue information for the Company’s three geographic regions during the three and six month periods ending June 30, 2012 and 2011:

	For the Three Months Ended
	June 30,
	2012	2011
BY GEOGRAPHY:	(Unaudited)	(Unaudited)
Eastern USA Region (3)	$241,112	$632,340
Rocky Mountain Region (4)	2,882,495	1,029,362
Central USA Region (5)	2,503,775	2,808,977
Total Revenues	$5,627,382	$4,470,679

	For the Six Months Ended
	June 30,
	2012	2011
BY GEOGRAPHY:	(Unaudited)	(Unaudited)
Eastern USA Region (3)	$1,539,222	$5,327,082
Rocky Mountain Region (4)	8,407,567	2,797,880
Central USA Region (5)	5,218,586	5,607,238
Total Revenues	$15,165,375	$13,732,200

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.
(4)	Consists of western Colorado, northeastern Utah, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.

Revenues

For the three and six months ended June 30, 2012

For the three months ended June 30, 2012, revenues increased by approximately $1.2 million, or 26%, as compared to the same period in 2011. For the six months ended June 30, 2012, revenues increased by approximately $1.4 million, or 10%, as compared to the same period in 2011.

Factors that increased revenues during the three and six months ended June 30, 2012 as compared to 2011:

(1)	Opening two new operation centers during September 2011 in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana). These two new operation centers (located within our Rocky Mountain region) accounted for the majority of the approximate $2.9 million and $8.4 million of revenues generated in our Rocky Mountain region during the three and six months ended June 30, 2012, respectively. This accounted for an approximate $1.9 million and $5.6 million increase during the three and six months ended June 30, 2012, respectively, over revenues generated in the Rocky Mountain region during the same periods in 2011;

(2)	Though the Company was affected by higher-than-average temperatures and moderate weather during the first quarter of 2012 (within the regions where the Company performs Well Enhancement services, primarily as it relates to our frac heating and hot oiling services), due to our expansion and organic growth within our Rocky Mountain region we were able to realize a longer heating season during the second quarter of 2012 as compared to prior years. As such, the Company realized revenues from its Well Enhancement services of approximately $3.3 million and $10.6 million during the three and six months ended June 30, 2012, respectively. This accounted for an increase of approximately $1.5 million and $2.2 million of revenues generated from our Well Enhancement services during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

Factors that decreased revenues during the three and six months ended June 30, 2012 as compared to 2011:

(1)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) decreased by approximately $400,000 and $3.8 million during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Of the decrease during the six months ended June 30, 2012, approximately $3.0 million relates to Well Enhancement services and $600,000 relates to Fluid Management services;

a.	Due to higher-than-average temperatures and moderate weather during the 2011 - 2012 winter season (what has been called one of the warmest winters on record), starting late in the fourth quarter of 2011 and continuing through the first quarter of 2012, we redeployed a majority of the assets from our operation center in the Eastern USA region. As a result, revenues in this region for the three and six months ended June 30, 2012 decreased significantly, as noted above.

(2)	Revenues in the Central USA region decreased by approximately $300,000 and $400,000 during the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. Of the decrease during the six months ended June 30, 2012, approximately $200,000 relates to Fluid Management services and $200,000 relates to Well Site Construction and Roustabout Services;

a.	The decrease in Fluid Management service revenues was largely due to losing a member of our Dillco Fluid Service, Inc. operations management who took his small number of fluid service trucks and equipment and certain customers that he serviced to explore his own business opportunities;

b.	The decrease in Well Site Construction and Roustabout Service revenues was largely due to closing down our construction division out of our Garden City, KS operation center and redeploying these assets to our new operation center in North Dakota. These assets began to generate significant revenues within the North Dakota area late in the second quarter of 2012.

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

As an indication of this quarter-to-quarter seasonality, the Company earned approximately $5.6 million of its 2012 revenues during the second quarter of 2012, while earning approximately $9.5 million during the first quarter of 2012. The 2011 comparison was similar; $4.5 million in revenues during the second quarter of 2011 as compared to approximately $9.3 million during the first quarter of 2011. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Costs of Revenues and Gross Profit

For the three months ended June 30, 2012

For the three months ended June 30, 2012, cost of revenue as a percentage of revenues decreased by approximately 3%, as compared to the same period in 2011. This resulted in an increased gross profit margin of approximately $300,000, or 45%, for the second quarter in 2012 when compared to the same period in 2011. This decrease in the cost of revenue as a percentage of revenues, and resulting increase in our profitability rate, for the three month period ending June 30, 2012 was primarily due to the following factors:

(1)	As discussed within the Revenues section above, we opened two new operation centers during September 2011 in Cheyenne, Wyoming and Killdeer, North Dakota. As discussed above, due to the location of these two new operation centers within our Rocky Mountain region, we experience increased revenues in our Well Enhancement services during the three months ended June 30, 2012 due to an extended heating season as compared to prior years; our revenues from Well Enhancement services increased to $3.3 million during second quarter in 2012 as compared to $1.8 million during the same period in 2011. As noted throughout this report, we realize higher gross profit margins from our Well Enhancement services than any other of our services, which would explain the increased gross profit margins during the second quarter 2012 as compared to the same period in 2011.

For the six months ended June 30, 2012

Although revenues increased by approximately $1.4 million, or 11%, during the six months ended June 30, 2012 as compared to the same period of 2011, cost of revenue as a percentage of revenues increased by approximately 5%. This resulted in a decreased gross profit margin of approximately $213,000, or 6%, for the second quarter in 2012 when compared to the same period in 2011. This increase in the cost of revenue as a percentage of revenues and resulting declining profitability rate for the six months ending June 30, 2012 is primarily due to the following factors:

(1)	The Company relies heavily on the ability to generate the majority of its revenues and gross profit during the heating season (during the first and fourth quarters of our fiscal year), when temperatures are generally colder through its frac heating and hot oiling services. During the start of the 2011-2012 heating season, the Company fully staffed its operational centers with drivers and operators in order to meet the expected demand during the heating season. However, due to higher-than-expected temperatures in all Company locations, the expected demand for our heating services (frac heating and hot oiling) did not begin to materialize until midway through the first quarter of 2012, which still did not meet our projections. As such, the Company experienced significant operation costs during the first three months within the six month period ended June 30, 2012 without achieving the expected revenues, resulting in increased cost of revenues as a percentage of revenues, thereby decreasing gross margins;

(2)	An increase in labor costs (salary and wages, benefits, etc,) and site overhead during the first three months within the six month period ended June 30, 2012 due to the opening in September 2011 of two new operation centers in Cheyenne, WY and Killdeer, ND. We hired and trained employees at these and each of our locations to meet expected demand in anticipation of a normal heating season. When, as discussed above, revenues were adversely affected by warm weather, we experienced an increase in labor costs as a percentage of revenues;

(3)	An overall increase in the price of fuel and other transportation costs during the period; and

(4)	An increase in costs for repairs and general maintenance during the period due to the increased truck and equipment fleet; the Company has incurred over $7.0 million of truck and equipment purchases within the last six quarters.

General and Administrative Expenses

For the three and six months ended June 30, 2012

Although general and administrative expenses remained relatively consistent as a percentage of revenues during the three and six months ended June 30, 2012, as compared to the same period 2011 (only increasing by 2% and 1%, respectively), the amount spent on our general and administrative expenses increased during the three and six months ending June 30, 2012 by approximately $240,000 or 34% and $460,000 or 33%, respectively, as compared to the same periods in 2011.

In general, this increase reflects costs incurred by the Company for professional fees in connection with efforts to refinance our current debt obligations and to secure other outside financing, costs incurred for corporate franchise taxes (due to the increase in authorized shares), costs incurred to hire outside consultants to manage and oversee our human resources and investor relations, and costs incurred in order to employ and retain experienced personnel to meet corporate management and staff needs; which included increased salary, benefits, and bonus expenses during the period. The increase is also due to non-cash expenses for the issuance of stock options to employees; issued in current and future periods (these expenses are recognized over the expected life of the options, subject to vesting terms). This non-cash increase in expense was offset by releasing the cumulative expense in the current period for stock options which were forfeited by former Company employees; releasing the total amount for current and past periods within the current period.

We anticipate that our general and administrative expenses will continue to increase as our operations increase, and as we continue to seek for additional capital opportunities, although we expect to be able to maintain our general and administrative expenses as a reasonable and consistent percentage of revenues.

Depreciation and Amortization

For the three and six months ended June 30, 2012

Our depreciation and amortization expenses decreased as a percentage of revenues for the three and six months ended June 30, 2012, as compared to 2011, by approximately 15% and 3%, respectively. During the three month period ending June 30, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment and of its disposal wells. For the three and six months ended June 30, 2012, the change in accounting estimate (impacting the current and future periods) decreased depreciation for the periods by approximately $860,000 (pre-tax difference). This decrease in depreciation for the three and six months ending June 30, 2012 due to the change in accounting noted above was offset by an increase in depreciation due to property and equipment purchases during fiscal year 2011 of approximately $5.3 million and another $1.9 million in purchases during the first two quarters of 2012.

Results of Operations

For the three months ended June 30, 2012

For the three months ended June 30, 2012, our loss from operations as a percentage of revenues decreased by approximately 17%, a decrease in loss from operations of approximately $620,000, or 54%, as compared to the same period in 2011. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, this decrease in our loss from operations during the three months ending June 30, 2012 was primarily a result of the $300,000 or 45% increase in our gross profit margins (due to an extended heating season) and a $550,000 or 49% decrease in depreciation expense, offset by a $240,000 or 34% increase in our general and administrative expenses, as compared to the same period in 2011.

For the six months ended June 30, 2012

Although revenues increased by approximately $1.4 million, or 11%, during the six months ended June 30, 2012 as compared to the same period of 2011, our income from operations as a percentage of revenues decreased by approximately 3%, a decrease in income from operations of approximately $460,000, or 96%, as compared to the same period in 2011. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, this decrease in our income from operations during the six months ending June 30, 2012 was primarily a result of the $213,000 or 6% decrease in our gross profit margins (as a result of a record warm winter) and a $460,000 or 33% increase in our general and administrative expenses, offset by a $210,000 or 10% decrease in depreciation expense, as compared to the same period in 2011.

Notwithstanding the $460,000 decrease in our income from operations during six months ended June 30, 2012, the Company experienced positive cash flow from operations for the period of approximately $2.0 million. As cash flow from operations continues to improve, we are hopeful that our income from operations and net income will also continue to improve. While we cannot provide any assurance that the improvements in cash flow from operations will continue as recognized during 2012, we intend to continue to monitor all of the components and work to achieve operational and cash flow efficiencies.

Management believes that this improvement in operations reflects the beneficial effect of our increased operations and our focus on obtaining profitability. We believe that as long as we are able to maintain our costs under control and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although during the short term and thereafter on a quarter-to-quarter basis, there may still be periods of loss.

Income Taxes

For the three months ended June 30, 2012

The decrease in the income tax benefit for the three months ending June 30, 2012 as compared to the same period during 2011 was due to a decrease in the Company’s loss before taxes of approximately $630,000; from approximately $1.4 million loss before taxes during the second quarter of 2011 to approximately $740,000 loss before taxes for the same period during 2012.

For the six months ended June 30, 2012

The increase in the income tax benefit for the six months ending June 30, 2012 as compared to the same period during 2011 was due to an increase in the Company’s loss before taxes of approximately $370,000; from approximately $50,000 income before taxes during the second quarter of 2011 to approximately $320,000 loss before taxes for the same period during 2012.

Adjusted EBITDA*

The following table presents a reconciliation of our net income to our Adjusted EBITDA on a historical basis for each of the periods indicated:

	For the Three Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net Loss	$(439,701)	$(850,303)
Add (Deduct):
Interest Expense	218,262	171,965
Provision for income taxes	(301,773)	(518,229)
Depreciation and amortization	581,250	1,128,865

EBITDA	58,038	(67,702)
Add (Deduct):
Stock-based compensation	144,651	59,184
Warrants issued	-	46,353
Gain on disposal of equipment	(1,536)	-
Gain on sale of investments	(12,891)	-
Other expense	3,278	42,454
Adjusted EBITDA*	$191,540	$80,289

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net (Loss) Income	$(161,816)	$34,785
Add (Deduct):
Interest Expense	428,004	352,276
Provision for income taxes	(162,417)	11,406
Depreciation and amortization	1,982,442	2,194,539

EBITDA	2,086,213	2,593,006
Add (Deduct):
Stock-based compensation	189,261	108,865
Warrants issued	-	46,353
(Gain) loss on disposal of equipment	(1,536)	44,286
Gain on sale of investments	(24,653)	-
Other (income) expense	(55,185)	37,710
Adjusted EBITDA*	$2,194,100	$2,830,220

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

Adjusted EBITDA increased by approximately $110,000 for the three months ended June 30, 2012 and decreased by approximately $640,000 for the six months ended June 30, 2012, as compared to the same periods in 2011.

For the three months ended June 30, 2012

For the three months ending June 30, 2012, the major component causing the positive change to Adjusted EBITDA was the increase in gross profit margins due to the extended heating season, as the result of opening two new operation centers within our Rocky Mountain region.

For the six months ended June 30, 2012

For the six months ending June 30, 2012, the major components causing the negative change to Adjusted EBITDA were due to:

1)	An increase in the Cost of Revenues (decrease in the gross profit margins) during the first half of 2012 due to an increase in labor and site costs in order to fully staff each operation center for the heating season, which resulted in lower-than-expected capacity due to higher-than-average temperatures and moderate weather, and increased labor and site costs for our two new operation centers in North Dakota and Wyoming - as discussed in the Costs of Revenues & Gross Profit section above, and

2)	An increase in General and Administrative expenses due to costs incurred by the Company for professional fees in connection with efforts to refinance our current debt obligations and to secure other outside financing, costs incurred for corporate franchise taxes, costs incurred to hire outside consultants, costs incurred in order to employ and retain experienced personnel to meet corporate management and staff needs, and costs incurred due to the impact of non-cash stock-based compensation expense - as discussed in the General and Administrative Expenses section above.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the three and six month periods ended June 30, 2012 and 2011 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,367,100	$1,315,011
Net cash used in investing activities	(443,608)	(1,134,034)
Net cash used in financing activities	(1,207,772)	(442,195)
Net Decrease in Cash and Cash Equivalents	(284,280)	(261,218)

Cash and Cash Equivalents, Beginning of Period	919,393	1,956,497

Cash and Cash Equivalents, End of Period	$635,113	$1,695,279

	For the Six Months Ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,950,390	$3,559,576
Net cash used in investing activities	(1,755,058)	(1,831,914)
Net cash provided (used) in financing activities	22,776	(1,670,190)
Net Increase in Cash and Cash Equivalents	218,108	57,472

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$635,113	$1,695,279

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)

Current Assets	$5,944,279	$6,402,945
Total Assets	21,601,327	22,120,672
Current Liabilities	9,236,922	9,085,572
Total Liabilities	18,469,553	18,993,298
Working Capital (Current Assets net of Current Liabilities)	(3,292,643)	(2,682,627)
Stockholders’ equity	3,131,774	3,127,374

In current and prior periods, we have relied on cash generated from operations, borrowings under our credit facility and the cash that became available to us as a result of the Merger Transaction to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.

At December 31, 2011, we had approximately $740,000 available under our asset based, revolving credit facility. During the first three months of 2012, we borrowed the entire available balance and had no remaining balance available through our revolving credit facility at March 31, 2012. During the three months ended June 30, 2012, we were able to pay down a portion of this revolving credit facility using cash from operations, but were limited to any additional borrowings through the credit facility due to a decreasing accounts receivable balance; the revolving credit facility is collateralized by, and limited to, our account receivable balance. Our ability to fund our current operations and planned 2012 capital expenditures will primarily depend on our future operating performance, our ability to borrow from our primary lender or our ability to obtain credit facilities through an alternative lender, and our ability to raise outside capital.

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

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, additional debt limitations and loan to value ratios. At December 31, 2011 and at June 30, 2012, the Company did not meet some of the financial covenants imposed by the loan agreements which resulted in an event of default under the loan agreements with Great Western Bank (our primary lender). Great Western Bank waived this event of default and modified the debt covenants of the loan agreements for future periods for those covenants which were in default at December 31, 2011 and at June 30, 2012. The Company believes that it is in line to meet the modified debt covenants and all other future covenant requirements.

As of June 30, 2012 we had a working capital deficit of approximately $3.3 million, a decrease in working capital of approximately $610,000 as compared to our 2011 fiscal year end. There were various components contributing to the second quarter 2012 decrease in the working capital:

Factors that had a negative effect on our working capital –

1.	A decrease in accounts receivable of approximately $675,000 due to a 13% ($800k) decrease in revenues from the fourth quarter of 2011 to the second quarter of 2012 due to coming off the heating season during the second quarter of 2012 and also due to collection of several large past due balances during the second quarter of 2012 (due to average collection period of 45-60 days on accounts receivable);

2.	An increase in the outstanding balance on the revolving line of credit facility of approximately $400,000; and

3.	A decrease in marketable securities of approximately $150,000 due to the sale of securities at approximately $180,000, offset by the gain on sale of securities by approximately $30,000.

Factors that increased our working capital –

1.	A decrease in accounts payable and accrued expense of approximately $200,000 due to timing of operating expenses incurred during the beginning of the heating season (e.g. propane, diesel, travel, and other cost of goods in late 2011 and early 2012) which were paid by period end.; and

2.	An increase of $300,000 in prepaid expenses and other currents assets resulting primarily due to the Heat Waves and Dillco General, Property, Auto, Equipment, and Umbrella insurance renewals during the period.

Investing and Financing Activities

Our capital expenditures for the three and six months ending June 30, 2012 were approximately $500,000 and $1.9 million, respectively, as compared to approximately $1.1 million and $1.9 million during the same periods in 2011, respectively. Also, in order to fund some of our capital expenditures we sold some of our marketable securities during the first six months of 2012 resulting in proceeds of approximately $70,000 for the three months ended June 30, 2012, and $180,000 for the six months ended June 30, 2012. During the six months ended June 30, 2012, we disposed of obsolete or retired trucks and equipment resulting in proceeds of approximately $3,500, and also disposed of obsolete or retired trucks and equipment through several transactions during the three months ended March 31, 2011 resulting in proceeds of approximately $40,000. These items combined explain the significant decrease of approximately $690,000 in the cash used in investing activities during the three months ended June 30, 2012, and the $80,000 decrease in the cash used in investing activities during the six months ended June 30, 2012, as compared to the same periods in 2011.

As of December 31, 2011 we had executed commitments for additional expenditures of approximately $500,000. As expected, we purchased most of this equipment in the first three months of 2012. At this time we have no executed commitments for additional expenditures for the remaining quarters in 2012.

The increase in cash used in financing activities of approximately $770,000 for the three months ended June 30, 2012, as compared to the same period in 2011, is primarily due to 1) an increase in the repayment of long-term debt (approximately $880,000 in repayments during the second quarter of 2012 and $440,000 in repayments during the same period 2011) which is the result of the issuance of new equipment credit facilities and truck loans (of approximately $1.4 million) during the first few months of 2012, and 2) repayment on the revolving line of credit of approximately $330,000.

The decrease in cash used in financing activities of approximately $1.7 million for the six months ended June 30, 2012, as compared to the same period in 2011, is primarily due to 1) net borrowings of approximately $395,000 on the revolving line of credit during 2012 as compared to net repayments on the revolving line of credit of approximately $1.1 million during 2011, 2) proceeds from the issuance of new equipment credit facilities and truck loans (of approximately $1.4 million) during the first few months of 2012, offset by an increase in the repayment of long-term debt (approximately $1.7 million in repayments during 2012 and $620,000 in repayments during 2011) which is the result (as discussed above) of the issuance of new equipment credit facilities and truck loans during the first few months of 2012.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of June 30, 2012 consisted of the Term Loan, the Revolving Line of Credit, the Equipment Loans, the Real Estate Loan received to fund the new operation center in North Dakota, as well as certain capital and operating leases and a related party subordinated debt.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the Condensed Consolidated Financial Statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

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

Management has taken various preliminary steps to explore geographical and service offering expansion. To fully implement certain of these activities the Company likely will need to raise additional capital or borrow funds from its existing lender(s) or from other third parties. The Company believes that it can utilize cash flows to finance its current plans. However, should the Company desire to engage in certain strategic transactions or other significant expansions of its business operations it will likely have to obtain outside financing. There can be no assurance that financing will be available to the Company on reasonable terms, if at all.

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

During the three months ended June 30, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts the three months ended June 30, 2012 and future periods. For the three and six months ended June 30, 2012, the change in accounting estimate lowered depreciation for the periods by approximately $860,000 (pre-tax difference), increasing Income from Operations or decreasing Loss from Operations (as applicable) and correspondingly Net (Loss) Income by this amount, or by approximately $0.02 earnings per basic and diluted common share.

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ending December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. As of June 30, 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

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

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2012. The Company files tax returns in the United States, in the states of Colorado, Kansas, Pennsylvania and Utah. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012 the Company did not engage in, or effect, any unregistered sales of equity securities.

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

ENSERVCO CORPORATION

Date: August 10, 2012	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	/s/ Rick D. Kasch
Rick D. Kasch, President and Chief Financial Officer (Principal Financial Officer)

