Form 10-Q
period 2012-09-30
Enservco Corp
filed 2012-11-13
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, $.005 par value	21,778,866

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$457,639	$417,005
Accounts receivable, net	3,764,216	4,505,254
Marketable securities	-	150,793
Prepaid expenses and other current assets	1,295,944	593,291
Inventories	515,278	549,432
Deferred tax asset	19,029	187,170
Total current assets	6,052,106	6,402,945

Property and Equipment, net	14,943,507	15,171,870
Non-Competition Agreements, net	45,000	180,000
Deferred income taxes, net	446,736	-
Goodwill	301,087	301,087
Other Assets	65,635	64,770

TOTAL ASSETS	$21,854,071	$22,120,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,842,734	$2,954,687
Line of credit borrowings	669,580	2,263,227
Current portion of long-term debt	2,134,950	3,867,658
Total current liabilities	6,647,264	9,085,572

Long-Term Liabilities
Deferred rent payable	21,156	22,044
Subordinated debt – related party	1,477,760	1,477,760
Long-term debt, less current portion	10,989,124	8,020,435
Deferred income taxes, net	-	387,487
Total long-term liabilities	12,488,040	9,907,726
Total liabilities	19,135,304	18,993,298

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value
Authorized: 100,000,000 common shares and 10,000,000 preferred shares
Issued: 21,882,466 common shares and -0- preferred shares
Treasury Stock: 103,600 common shares
Outstanding: 21,778,866 common shares and -0- preferred shares at September 30,
2012 and December 31, 2011	108,894	108,894
Additional paid-in-capital	6,361,159	6,112,674
Accumulated deficit	(3,751,286)	(3,117,267)
Accumulated other comprehensive income	-	23,073
Total stockholders’ equity	2,718,767	3,127,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,854,071	$22,120,672

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,494,134	$4,532,274	$20,659,509	$18,265,614

Cost of Revenue	5,208,900	3,952,923	16,521,539	13,619,711

Gross Profit	285,234	579,351	4,137,970	4,645,903

Operating Expenses
General and administrative expenses	727,097	1,058,602	2,574,995	2,450,153
Depreciation and amortization	544,659	1,215,524	2,527,101	3,410,063
Total operating expenses	1,271,756	2,274,126	5,102,096	5,860,216

Loss from Operations	(986,522)	(1,694,775)	(964,126)	(1,214,313)

Other Income (Expense)
Interest expense	(211,708)	(161,642)	(639,712)	(513,918)
Gain (loss) on disposals of equipment	251,875	-	253,411	(44,286)
Gain on sale of investments	-	-	24,653	-
Other (expense) income	(14,764)	(726)	40,422	(38,436)
Total Other Income (Expense)	25,403	(162,368)	(321,226)	(596,640)

Loss Before Income Tax Benefit	(961,119)	(1,857,143)	(1,285,352)	(1,810,953)

Income Tax Benefit	488,915	726,719	651,332	715,313

Net Loss	$(472,204)	$(1,130,424)	$(634,020)	$(1,095,640)

Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of tax	-	(46,451)	(23,073)	(130,300)

Comprehensive Loss	$(472,204)	$(1,176,875)	$(657,093)	$(1,225,940)

Earnings per Common Share

Loss Per Common Share – Basic	$(0.02)	$(0.05)	$(0.03)	$(0.05)
Loss Per Common Share – Diluted	$(0.02)	$(0.05)	$(0.03)	$(0.05)

Basic weighted average number of common shares outstanding	21,778,866	21,778,866	21,778,866	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	-
Diluted weighted average number of common shares outstanding	21,778,866	21,778,866	21,778,866	21,778,866

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(472,204)	$(1,130,424)	$(634,020)	$(1,095,640)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544,659	1,215,524	2,527,101	3,410,063
(Gain) Loss on disposal of equipment	(251,875)	-	(253,411)	44,286
Realized gain on sale of marketable securities	-	-	(24,653)	-
Deferred income taxes	(488,915)	(756,417)	(718,570)	(791,566)
Stock-based compensation	59,198	345,219	248,485	454,084
Warrants issued in consideration to vendor	-	-	-	46,353
Unrealized loss on available-for-sale securities	-	29,015	-	81,274
Bad debt expense (recoveries)	10,624	(112,292)	8,885	(111,947)
Changes in operating assets and liabilities
Accounts receivable	55,985	(281,993)	732,153	963,393
Income taxes receivable	-	-	-	634,941
Inventories	48,978	(45,333)	34,154	(44,010)
Prepaids and other current assets	(401,514)	(86,311)	(678,000)	(336,072)
Other non-current assets	(15,904)	2,646	(865)	13,034
Deferred rent payable	(296)	5,511	(888)	5,511
Accounts payable and accrued expenses	1,089,292	657,918	888,048	128,936
Net cash provided (used) by operating activities	178,028	(156,937)	2,128,419	3,402,640

INVESTING ACTIVITIES
Purchases of property and equipment	(357,060)	(2,185,121)	(2,295,826)	(4,055,822)
Sales of available-for-sale securities	-	-	180,208	-
Proceeds from sales of equipment	382,000	-	385,500	38,787
Net cash provided (used) by investing activities	24,940	(2,185,121)	(1,730,118)	(4,017,035)

FINANCING ACTIVITIES
Net line of credit borrowings	5,350	1,314,358	400,000	264,358
Proceeds from issuance of long-term debt	-	562,946	1,359,907	562,946
Repayment of long-term debt	(385,792)	(704,724)	(2,117,574)	(1,324,915)
Net cash (used) provided in financing activities	(380,442)	1,172,580	(357,667)	(497,611)

Net (Decrease) Increase in Cash and Cash Equivalents	(177,474)	(1,169,478)	40,634	(1,112,006)

Cash and Cash Equivalents, Beginning of Period	635,113	1,695,279	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$457,639	$525.801	$457,639	$525.801

Supplemental cash flow information consists of the following:
Cash paid for interest	$200,534	$149,901	$606,432	$482,325

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash commitments entered into for leases	$-	$230,671	$-	$282,145
(Decrease) increase in fair value of available-for-sale securities	$-	$(75,466)	$29,415	$(211,574)

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, Enservco Frac Services LLC, Heat Waves LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2011 and September 30, 2012 and the results of operations for the three and nine months ending September 30, 2012 and 2011. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Hot Oil Services LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

Heat Waves, LLC	Colorado	100% by Dillco	No active business operations

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2012 the Company has recorded an allowance for doubtful accounts of $100,000. For the three and nine months ended September 30, 2012 the Company recorded net bad debt expense of $10,624 and $8,885, respectively. For the three and nine months ended September 30, 2011 the Company recorded net bad debt recoveries of $112,292 and $111,947, respectively.

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

During fiscal year 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and nine months ended September 30, 2012, the change in accounting estimate lowered depreciation for the periods by approximately $860,000 and $1,720,000 (pre-tax difference), decreasing Loss from Operations and Net Loss by this amount, or by approximately $0.02 and $0.03 earnings per basic and diluted common share, respectively.

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, in accordance with the terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through November 2016. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The Company is leasing a number of trucks and equipment in the normal course of business, which are recorded as operating leases. The Company records rental expense on its equipment operating leases over the lease term as it becomes payable; there are no rent escalation terms associated with these equipment leases. On a number of the equipment leases purchase options exist allowing the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination and exercised purchase option. The majority of the Company’s equipment leases contain renewal clauses and expire through June 2017.

The Company has also entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during both the three and nine month periods ended September 30, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed and determinable, services are provided, and collection is reasonably assured. It should be noted that due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and nine month periods ended September 30, 2012 and 2011 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

As of September 30, 2012 and 2011, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 2,585,000 and 3,525,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Dilution is not permitted if there are net losses during the period. As such, the Company does not show any incremental shares impacting dilutive earnings per share, resulting in a difference between the basic earnings per share and dilutive earnings per share, for the three and nine months ended September 30, 2012 and 2011.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves, Hot Oil Express, and Dillco have finite lives and are being amortized over a five-year period (Note 3). The Dillco non-competition agreement was written off in June 2009 upon the death of the contracted party. The Heat Waves non-competition agreement was fully amortized as of June 2012. Amortization expense for the Hot Oil non-competition agreement is expected to be recognized through June 2013.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. As of September 30, 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

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

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of September 30, 2012 and December 31, 2011, deferred rent liability totaled $21,156 and $22,044, respectively.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of September 30, 2012. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three and nine months ended September 30, 2012. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation”, which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards.

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

Note 3 - Non-Competition Agreements

Non-competition agreements consist of the following as of September 30, 2012:

Non-competition agreements - net, at January 1, 2011	$420,000
Amortization for the year ended December 31, 2011	(240,000)
Non-competition agreements - net, at December 31, 2011	180,000
Amortization for the nine months ended September 30, 2012	(135,000)
Non-competition agreements - net, at September, 2012	$45,000

Amortization expense for the three and nine months ended September 30, 2012 totaled $15,000 and $135,000, respectively. Amortization expense for the three and nine months ended September 30, 2011 totaled $60,000 and $180,000, respectively.

Future amortization expense on these non-competition agreements will be $45,000 for the twelve months ending September 30, 2013.

Note 4 - Property and Equipment

Property and equipment consists of the following as of:

	September 30, 2012	December 31, 2011
Trucks and vehicles	$24,500,009	$22,050,564
Other equipment	2,949,557	2,888,663
Buildings and improvements	2,947,305	2,947,305
Trucks in process	463,563	852,975
Capitalized truck leases	455,093	455,093
Land	701,420	701,420
Disposal wells	662,915	620,104
Total property and equipment	32,679,862	30,516,124
Accumulated depreciation	(17,736,355)	(15,344,254)
Property and equipment - net	$14,943,507	$15,171,870

Depreciation expense for the three months ended September, 2012 and 2011 totaled $529,659 and $1,155,524, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $2,392,101 and $3,230,063, respectively.

Note 5 – Debt

Certain of the Company’s debt was refinanced on November 2, 2012, as described in Note 10 below. The debt refinanced on that date is identified in the following table. Long-term debt consists of the following as of:

	September 30, 2012	December 31, 2011
Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million, payable in monthly interest only payments from July 2010 to June 2011 with fixed monthly principal and interest installments of $225,139 beginning July 2011 until March 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment, inventory, and accounts of the Company, guaranteed by the subsidiaries and one of the stockholders of the Company, and subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	$6,708,577	$8,050,472

Notes payable to stockholder, subordinated to all bank debt, fixed interest at 3% compounding annually, interest paid in arrears December 31st of each year, due in December 2018. (Converted to equity subsequent to September 30, 2012, see Note 10 for details.)	1,477,760	1,477,760

Notes payable to equipment finance companies, interest at 2.97% to 4.74%, due in monthly principal and interest installments through January 2012, secured by equipment.	-	27,753

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	323,000	350,000

Mortgage payable to a bank, interest at 8%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	214,784	242,543

Note payable entered into with a lending institution in order to purchase field equipment, interest at a fixed rate of 6.50%. Term of 48 months, due in monthly installments of $10,294 through December 2015.	352,182	-

Mortgage payable to a bank, interest at 8%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	140,110	147,631

Notes payable to vehicle finance companies, interest at fixed rates from 6.19% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	84,670	139,140

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013 (Note 8).	83,994	226,900

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016.	191,667	221,213

Equipment Loan entered into with an original principal balance of $1,000,000, payable in two consecutive interest only payments, beginning December 23, 2010, forty-seven monthly consecutive principal and interest payments of $23,291, beginning February 23, 2011, and one final principal and interest payment of $23,315 due on January 23, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and stockholders of the Company, subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	650,723	789,975

	September 30, 2012	December 31, 2011
Equipment Loan entered into with an original principal balance of $152,303, payable in forty-seven monthly consecutive principal and interest payments of $3,548, beginning September 1, 2011, and one final principal and interest payment of $3,548 due on August 1, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	$120,359	$140,873

Equipment Loan entered into with an original principal balance of $410,642, payable in forty-seven monthly consecutive principal and interest payments of $9,565, beginning on October 13, 2011, and one final principal and interest payment of $9,565 due on September 13, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	331,926	387,044

Equipment Loan entered into with an original principal balance of $452,795, payable in forty-seven monthly consecutive principal and interest payments of $10,547, beginning on December 9, 2011, and one final principal and interest payment of $10,030 due on November 9, 2015. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	383,694	443,909

Equipment Loan entered into with an original principal balance of $895,632, payable in forty-seven monthly consecutive principal and interest payments of $20,859, beginning on March 9, 2012, and one final principal and interest payment of $10,030 due on February 9, 2016. Interest at Prime plus 1% with a 5.5% floor (5.5% at September 30, 2012), collateralized by equipment purchased with the equipment loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants. (Refinanced subsequent to September 30, 2012, see Note 10 for details.)	811,073	-

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750, amended to $705,000 during February 2012, payable in two payment streams; the first payment stream requires six monthly consecutive interest only payments beginning December 16, 2011, and the second payment stream requires one-hundred and twenty monthly consecutive principal and interest payments of $7,416 beginning on June 16, 2012 and ending May 16, 2022. Interest is calculated differently for each of the payment streams; interest for payment stream one is 5.0%, and interest for payment stream two is Prime plus 3.5% with a 4.75% floor (4.75% at September 30, 2012). Loan is collateralized by land and property purchased with the loan, guaranteed by the subsidiaries and one of the stockholders of the Company, subject to financial covenants.	696,398	678,750

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017.	37,270	41,890

Current portion of long-term debt reclassified to long-term debt due to refinancing of loan agreements with primary lender (see Note 10 for details).	1,993,647	-
Total	$14,601,834	$13,365,853
Less current portion	(2,134,950)	(3,867,658)
Long-term debt, net of current portion	$12,466,884	$9,498,195

Aggregate maturities of debt are as follows:

Twelve Months Ending September 30,
2013	$2,134,950
2014	1,871,910
2015	1,973,475
2016	6,583,276
2017	165,151
Thereafter	1,873,072
Total	$14,601,834

Revolving Line of Credit

As of September 30, 2012 and December 31, 2011, (prior to any adjustments for the refinancing that occurred after September 30, 2012), the outstanding balance on the revolving line of credit with our original primary lender was $2,663,227 and $2,263,227, respectively; maturing on March 31, 2013.

On November 2, 2012, we refinanced substantially all of our debt with our original primary lender. As a result, $1,993,647 of the outstanding balance on the revolving line of credit was reclassified from current to long-term debt; resulting in $669,580 of the remaining revolving line of credit with our original primary lender classified as a current liability as of September 30, 2012 (see Note 10 for details).

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

	September 30, 2012
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$150,793	$30,363	$(948)	$(180,208)	$-

Net unrealized holding gains on available-for-sale securities in the amount of $29,415 for the nine months ended September 30, 2012, have been included in accumulated other comprehensive income.

Due to the sale of marketable securities during the nine months ended September 30, 2012, the Company released an additional $27,835 out of the accumulated other comprehensive income balance, resulting in an unrealized loss on available-for-sales securities of $23,073 for the nine months ended September 30, 2012 and an accumulated other comprehensive income balance of $-0- at September 30, 2012.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and nine months ended September 30, 2012 and 2011 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 8 – Commitments and Contingencies

The Company leases six facilities under lease commitments that expire through November 2016, and also leases trucks and equipment under several equipment lease commitments that expire through June 2017; all of these facility and equipment leases are accounted for as operating leases. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2013	$679,908
2014	513,900
2015	241,326
2016	223,574
2017	74,593
Total	$1,733,301

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below as of September 30, 2012:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(132,143)
Net Assets Under Capital Leases	$322,950

The following is a summary of the future minimum lease payments under capital leases as of September 30, 2012:

Twelve Months Ending September 30,	Minimum Lease Payment
2013	$85,205
2014	874
2015	-
Total minimum lease payments	86,079
Less: Interest	(2,085)
Net minimum lease payments	83,994
Less: Current portion	(83,120)
Long-term portion of minimum lease payments	$874

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

Through September 30, 2012 the Company has granted options to acquire a total of 2,585,000 outstanding shares of common stock pursuant to the 2010 Plan, broken out in specific grant dates as noted below:

1.	Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining shares vest ratably over the term of the options.

2.	Subsequent to the initial granting of the 975,000 shares pursuant to the 2010 Plan, and prior to the nine month period ending September 30, 2012, options to acquire an additional 1,875,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 1,875,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant. As of September 30, 2012, 1,125,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

3.	During the nine month period ending September 30, 2012 an additional 1,270,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based on the closing sale price of the Company’s common stock on the business day following the date of grant. These 1,270,000 shares vest over two to three year periods with 150,000 shares having vested on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued during the nine month period ending September 30, 2012 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 118.83%, risk free interest rate of 0.37% and expected term of 3.4 years. As of September 30, 2012, 410,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

As of September 30, 2012, 2,585,000 options were outstanding under the 2010 Plan. The 2,585,000 outstanding options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, expected volatility of 116.08%, risk free interest rate of 0.65% and expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the three and nine months ended September 30, 2012 the Company recognized stock-based compensation expense (through operating expense as general and administrative expense) of $59,198 and $248,459 respectively. As of September 30, 2012 the Company had unrecognized expense of $259,702 associated with outstanding options, which will be recognized over the remaining weighted-average period of 1.50 years. The options are classified as equity instruments on the balance sheet at September 30, 2012.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 have expired as of September 30, 2012 for failure to meet established performance goals or as a result of termination of employment. As of December 31, 2011, the Company did not have any unrecognized expense associated with these options.

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

Each of the options granted on February 15, 2012 expires on February 15, 2015. These options became vested as a result of the Merger Transaction on July 27, 2010. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan. As of September 30, 2012, 490,431 options were outstanding under the 2008 Plan.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at December 31, 2010	2,465,431	$0.59	3.34
Granted	875,000	1.02
Exercised	-	-
Forfeited or Expired	(5,000)	0.84

Outstanding at September 30, 2011	3,335,431	$0.70	2.68
Granted	-	-
Exercised	-	-
Forfeited or Expired	(30,000)	0.84

Outstanding at December 31, 2011	3,305,431	$0.70	3.30
Granted	1,270,000	0.65
Exercised	-	-
Forfeited or Expired	(1,500,000)	0.63

Outstanding at September 30, 2012	3,075,431	$0.72	3.18

Exercisable at December 31, 2010	1,298,764	$0.49	3.34
Exercisable at September 30, 2011	2,182,097	$0.70	2.50
Exercisable at December 31, 2011	2,182,097	$0.71	2.25
Exercisable at September 30, 2012	2,265,431	$0.70	1.50

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2010	1,166,667	$0.32
Granted	875,000	0.62
Vested	(883,333)	0.50
Forfeited	(5,000)	0.62

Nonvested at September 30, 2011	1,153,334	$0.48
Granted	-	-
Vested	-	-
Forfeited	(30,000)	0.84

Nonvested at December 31, 2011	1,123,334	$0.48
Granted	1,270,000	0.46
Vested	(770,000)	0.54
Forfeited	(813,334)	0.59

Nonvested at September 30, 2012	810,000	$0.37

Note 10 – Subsequent Events

On November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank; the exception being the real estate loan for a facility in North Dakota with an original principal balance of $678,750 and current principal balance of $696,398 (Note 4).

The Credit Agreement with PNC provides for $16,000,000 in senior secured financing, consisting of a Term Loan in the original principal amount of $11,000,000 and a Revolving Credit Facility of $5,000,000. The Company has the option to pay a variable interest rate on the loans of either (a) PNC’s Alternative Base Rate (PNC Prime rate) plus 1.25% or (b) a rate equal to 1, 2, or 3 month LIBOR plus (i) 3.25% (for the Revolver) or (ii) 4.25% (for the Term Loan). The Term Loan amortizes on a seven-year straight-line basis equal to thirty-five equal monthly payments of $130,952, with the remaining principal due at maturity on November 2, 2015. Substantially all of the Company’s assets collateralize the obligations to PNC.

The Credit Agreement also required the Company to raise a minimum of $1,250,000 in additional equity prior to closing. The total equity raised was $1,994,800. Under this additional equity offering the Company sold 5,699.428 Units to accredited investors at a purchase price of $350 each. Each Unit consisted of 1,000 shares of common stock and warrants to purchase 500 shares of common stock at $0.55 per share. Also as required by the Credit Agreement, subordinated debt held by the Company’s chairman, in the principal amount of $1,477,760, was converted into 4,222 Units (under the same terms as all other equity raised). The company issued 4,222,000 shares of its common stock through this conversion. The Company also paid $45,018 in accrued interest on the subordinated debt to the subordinated debt holder upon conversion of the subordinated debt.

As a result of the additional equity offering and the conversion of the subordinated debt, the Company issued 5,699,428 shares of its common stock and warrants to purchase 5,635,170 shares of its common stock. The five year warrants are exercisable at $0.55 per share. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have certain demand and piggy-back registration rights with respect to the common stock issued and those that may be acquired upon the exercise of the warrants. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model. The warrants were valued using the following weighted average assumptions: no dividend yield, expected volatility of 123.95%, risk free interest rate of 0.73% and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.35 on the date of issuance, these warrants had a fair-value of $0.28 per share. As these warrants were all issued in conjunction with the raise of additional equity as required per the loan agreement, no warrant expense was recognized; the value of the warrants was netted against the additional paid-in-capital associated with the common stock issued per the additional equity raised. The warrants are classified as equity instruments on the balance sheet at November 2, 2012.

As a result of executing the Credit Agreement, the Company has reclassified a portion of its line of credit borrowings and current portion of long-term debt as long-term debt per the terms and conditions of the Credit Agreement. Since the Credit Agreement was executed after the September 30, 2012 balance sheet date but prior to the filing of this Form 10Q, accounting standards require this reclassification to be shown within the Company’s financial statements as of September 30, 2012. This resulted in $1,993,647 of the Company’s line of credit borrowings and $1,124,123 of its current portion of long-term debt being reclassified from current liabilities to long-term debt as of September 30, 2012.

In addition to the reclassifications noted above, the Company also believes it beneficial to disclose other impacts of the Credit Agreement and associated transactions (equity raise, expenses, etc.) as pro forma, condensed financial statement information by reflecting these impacts on the Company’s September 30, 2012 condensed financial statements as presented within this Form 10Q, as follows:.

	September 30, 2012	Pro Forma Adjustments		Pro Forma as Adjusted
	(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current Assets	$6,052,106	$1,125,995	{a}	$7,178,101
Non-current Assets	15,801,965	572,107	{b}	16,374,072
TOTAL ASSETS	$21,854,071	$1,698,102		$23,552,173

LIABILITIES
Current Liabilities	$6,647,264	$(119,128	){c}	$6,528,136
Long-Term Liabilities	12,488,040	(1,597,654	){d}	10,890,386
TOTAL LIABILITIES	19,135,304	(1,716,782)		17,418,522

STOCKHOLDERS’ EQUITY
Common and Preferred Outstanding	108,894	49,608	{e}	158,502
Additional Paid-in-Capital	6,361,159	3,422,952	{f}	9,784,111
Accumulated Deficit	(3,751,286)	(57,676	){g}	(3,808,962)
TOTAL STOCKHOLDERS’ EQUITY	2,718,767	3,414,884		6,133,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,854,071	$1,698,102		$23,552,173

{a}	Current portion of deferred debt issuance costs PLUS net cash received through funding of the Credit Agreement LESS release of deposits recorded for fees directly relating to the Credit Agreement (deposits reclassified as deferred debt issuance costs).
{b}	Long-term portion of deferred debt issuance costs.
{c}	Net line of credit borrowings under the PNC Revolving Letter of Credit (to pay closing and other fees under the Credit Agreement) LESS paydown of remaining GWB Revolving Letter of Credit through proceeds received through the additional equity offering to satisfy the conditions pursuant to the Credit Agreement LESS payment of accrued interest under the related party subordinated debt PLUS reclassification from long-term debt to current portion of long-tern debt pursuant to the Credit Agreement. .
{d}	Conversion of related party subordinated debt to Units (of common stock and warrants) to satisfy the conditions pursuant to the Credit Agreement LESS reclassification from long-term debt to current portion of long-tern debt pursuant to the Credit Agreement.
{e}	Issuance of common stock to accredited investors through an additional equity offering to satisfy the conditions pursuant to the Credit Agreement PLUS the issuance of common stock upon conversion of the related party subordinated debt to satisfy the conditions pursuant to the Credit Agreement.
{f}	Additional paid-in-capital for the issuance of shares of common stock to satisfy the conditions pursuant to the Credit Agreement PLUS additional paid-in-capital for the issuance of common stock upon conversion of the related party subordinated debt to satisfy the conditions pursuant to the Credit Agreement PLUS additional paid- in-capital for the issuance of warrants (to accredited investors and holder of related party subordinated debt) to satisfy the conditions pursuant to the Credit Agreement
{g}	Interest expense recorded for accrued interest upon payoff of GWB debt facilities to satisfy the conditions pursuant to the Credit Agreement.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2012 and 2011, and our financial condition, liquidity and capital resources as of September 30, 2012, and December 31, 2011. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, increases in oil and gas production, the number of anticipated wells to be drilled after the date hereof, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	a $595,000 working capital deficit at September 30, 2012 ($2.7 million deficit at December 31, 2011); however, due to the November 2, 2012 refinancing, discussed in Footnote 10 to the Condensed Financial Statements as disclosed within this Form 10Q, this deficit improved to positive working capital of $650,000 (on a pro forma basis);

•	our ability to generate sufficient cash flows or other sources of liquidity to repay our debt obligations as they become due;

•	future capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;

•	availability of borrowings under our credit facility;

•	historical incurrence of losses;

•	our ability to retain key members of our senior management and key technical employees, and conflicts of interests with respect to our directors;

•	effect of seasonal factors on our business operations;

•	a decline in oil or natural gas production or oil or natural gas prices, the impact of price volatility in the oil and natural gas industries and the impact of general economic conditions on the demand for the services we offer to the oil and natural gas industries;

•	activities of our competitors, many of whom have greater financial resources than we have;

•	geographical diversity of our operations and the difficulties inherent in managing such geographically diverse operations;

•	ongoing U.S. and global economic uncertainty;

•	unanticipated increases in the cost of our operations;

•	reliance on limited number of customers and creditworthiness of our customers;

•	increases in interest rates and our failure to hedge against possible interest rate increases;

•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation;

•	further sales or issuances of common stock and the potentially dilutive impact such sales or issuances may have on our stockholders; and

•	our common stock’s high price volatility in the public market and low trading volume.

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

On December 30, 2010, Aspen changed its name to “Enservco Corporation.” As such, throughout this report the terms the “Company” and/or “Enservco” are intended to refer to the Company on a post Merger Transaction basis and as a whole, with respect to both historical and forward looking contexts. As a result of the Merger Transaction, the Company’s fiscal year was modified to be the calendar year.

Going forward, and subject to the availability of adequate equity and/or debt financing, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment. There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

Discussion of Operations for the Three and Nine Months ended September 30, 2012 and 2011

The following table shows the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	For the Three Months Ended
	September 30,
	2012	% of Revenue	2011	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$5,494,134	100%	$4,532,274	100%
Cost of Revenue	5,208,900	95%	3,952,923	87%
Gross Profit	285,234	5%	579,351	13%

Operating Expenses
General and administrative expenses	727,097	13%	1,058,602	23%
Depreciation and amortization	544,659	10%	1,215,524	27%
Total operating expenses	1,271,756	23%	2,274,126	50%

Loss from Operations	(986,522)	(18)%	(1,694,775)	(37)%
Other Income (Expense)	25,403	1%	(162,368)	(4)%
Loss Before Income Tax Benefit	(961,119)	(17)%	(1,857,143)	(41)%

Income Tax Benefit	488,915	9%	726,719	16%
Net Loss	$(472,204)	(8)%	$(1,130,424)	(25)%

EBITDA*:
Net Loss	$(472,204)		$(1,130,424)
Add (Deduct):
Interest Expense	211,708		161,642
Provision for income taxes	(488,915)		(726,719)
Depreciation and amortization	544,659		1,215,524
EBITDA*	(204,752)		(479,977)
Add (Deduct):
Stock-based compensation	59,198		345,219
Gain on disposal of equipment	(251,875)		-
Other expense	14,764		726
Adjusted EBITDA*	$(382,665)		$(134,032)

Income Per Common Share:
Basic	$(0.02)		$(0.05)
Diluted	$(0.02)		$(0.05)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		21,778,866
Diluted	21,778,866		21,778,866

*Note:  See below for discussion of the use of non-GAAP financial measurements.

	For the Nine Months Ended
	September 30,
	2012	% of Revenue	2011	% of Revenue
	(Unaudited)		(Unaudited)

Revenues	$20,659,509	100%	$18,265,614	100%
Cost of Revenue	16,521,539	80%	13,619,711	75%
Gross Profit	4,137,970	20%	4,645,903	25%

Operating Expenses
General and administrative expenses	2,574,995	12%	2,450,153	13%
Depreciation and amortization	2,527,101	12%	3,410,063	19%
Total operating expenses	5,102,096	24%	5,860,216	32%

Loss from Operations	(964,126)	(4)%	(1,214,313)	(7)%
Other Expense	(321,226)	(2)%	(596,640)	(3)%
Loss Before Income Tax Benefit	(1,285,352)	(6)%	(1,810,953)	(10)%

Income Tax Benefit	651,332	3%	715,313	4%
Net Loss	$(634,020)	(3)%	$(1,095,640)	(6)%

EBITDA*:
Net Loss	$(634,020)		$(1,095,640)
Add (Deduct):
Interest Expense	639,712		513.918
Provision for income taxes	(651,332)		(715,313)
Depreciation and amortization	2,527,101		3,410,063
EBITDA*	1,881,461		2,113,028
Add (Deduct):
Stock-based compensation	248,459		454,084
Warrants issued	-		46,353
(Gain) loss on disposal of equipment	(253,411)		44,286
Gain on sale of investments	(24,653)		-
Other (income) expense	(40,422)		38,436
Adjusted EBITDA*	$1,811,434		$2,696,187

Income Per Common Share:
Basic	$(0.03)		$(0.05)
Diluted	$(0.03)		$(0.05)

Weighted average number of common shares outstanding (used to calculate basic and diluted income per share)
Basic	21,778,866		21,778,866
Diluted	21,778,866		21,778,866

*Note:  See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per general accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue information for the Company’s three service offerings during the three and nine month periods ending September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
BY SERVICE OFFERING:
Fluid Management (1)	$2,872,566	$2,482,076
Well Enhancement Services (2)	2,199,425	1,538,040
Well Site Construction and Roustabout Services	422,143	512,158
Total Revenues	$5,494,134	$4,532,274

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
BY SERVICE OFFERING:
Fluid Management (1)	$7,085,439	$7,149,638
Well Enhancement Services (2)	12,847,253	10,019,303
Well Site Construction and Roustabout Services	726,817	1,096,673
Total Revenues	$20,659,509	$18,265,614

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue information for the Company’s three geographic regions during the three and nine month periods ending September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
BY GEOGRAPHY:
Eastern USA Region (3)	$429,974	$449,183
Rocky Mountain Region (4)	1,914,770	1,159,582
Central USA Region (5)	3,149,390	2,923,509
Total Revenues	$5,494,134	$4,532,274

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
BY GEOGRAPHY:
Eastern USA Region (3)	$1,969,196	$5,776,057
Rocky Mountain Region (4)	10,322,346	3,957,670
Central USA Region (5)	8,367,967	8,531,887
Total Revenues	$20,659,509	$18,265,614

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia). Heat Waves is the only Company subsidiary operating in this region.
(4)	Consists of western Colorado, northeastern Utah, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.

Revenues

For the three and nine months ended September 30, 2012

For the three months ended September 30, 2012, revenues increased by approximately $960,000, or 21%, as compared to the same period in 2011. For the nine months ended September 30, 2012, revenues increased by approximately $2.4 million, or 13%, as compared to the same period in 2011.

On a service offering basis, this included increases for the three month period in revenues from fluid management services and during the three and nine month periods from well enhancement services, and a reduction in revenues for both periods in well site construction services. (Revenues from fluid management services remained approximately the same during the nine month period.)

On a geographical basis, revenues from the eastern USA region decreased significantly during the three and nine months ended September 30, 2012, while revenues from operations in the Rocky Mountain region increased significantly during both periods. Revenues from operations in the Central USA region we slightly down during the three and nine month periods ended September 30, 2012 as compared to the prior year.

Factors that increased revenues during the three and nine months ended September 30, 2012, as compared to 2011:

(1)	Opening two new operation centers during September 2011 in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana). These two new operation centers (located within our Rocky Mountain region), which resulted in additional customers and contracts for our operations Company-wide and throughout each of our service offerings, accounted for the majority of the approximate $1.9 million and $10.3 million of revenues generated in our Rocky Mountain region during the three and nine months ended September 30, 2012, respectively, and the approximately $760,000 and $6.4 million increase, in revenues for the Rocky Mountain region during the same periods in 2011;

(2)	Though the Company was affected by higher-than-average temperatures and moderate weather during the first quarter of 2012 (within the regions where the Company performs Well Enhancement services, primarily as it relates to our frac heating and hot oiling services), due to our expansion and organic growth within our Rocky Mountain region we were able to realize a longer heating season during the summer of 2012 as compared to prior years. As such, the Company realized revenues from its Well Enhancement services of approximately $2.2 million and $12.8 million during the three and nine months ended September 30, 2012, respectively. This accounted for an increase of approximately $660,000 and $2.8 million of revenues generated from our Well Enhancement services during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011;

(3)	Due to our expansion and organic growth within our Rocky Mountain and Central USA regions we were also able to pick up additional Fluid Management contracts with key customers during 2012. This accounted for an increase of approximately $800,000 and $1.1 million of revenues generated from our Fluid Management services during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

Factors that decreased revenues during the three and nine months ended September 30, 2012 as compared to 2011:

(1)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) decreased by approximately $3.8 million during the nine months ended September 30, 2012, as compared to the same period in 2011. Of the decrease during the nine months ended September 30, 2012, approximately $3.2 million relates to Well Enhancement services and $600,000 relates to Fluid Management services;

a.	Due to higher-than-average temperatures and moderate weather during the 2011 - 2012 winter season (what has been called one of the warmest winters on record), starting late in the fourth quarter of 2011 and continuing through the first quarter of 2012, we redeployed a majority of the assets from our operation center in the Eastern USA region. As a result, revenues in this region for the nine months ended September 30, 2012 decreased significantly, as noted above;

(2)	In spite of the expansion and organic growth within our Rocky Mountain and Central USA regions, resulting in additional Fluid Management contracts with key customers during 2012 as explained above, Fluid Management services within our Dillco Fluid Service, Inc. operations (part of our Central USA region) decreased by approximately $380,000 and $570,000 during the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011;

a.	The decrease in Fluid Management service revenues during the three and nine months ended September 30, 2012 was largely due to losing a member of our Dillco Fluid Service, Inc. operations management team who took his small number of fluid service trucks and equipment and certain small, independent-customers to explore his own business opportunities.

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

As an indication of this quarter-to-quarter seasonality, the Company earned approximately $5.6 million and $5.5 million of its 2012 revenues during the second and third quarters of 2012, respectively, while earning approximately $9.5 million during the first quarter of 2012. The 2011 comparison was similar; $4.5 million and $4.5 million in revenues during the second and third quarters of 2011, respectively, as compared to approximately $9.3 million during the first quarter of 2011. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Costs of Revenues and Gross Profit

For the three months ended September 30, 2012

For the three months ended September 30, 2012, cost of revenue as a percentage of revenues increased by approximately 8%, as compared to the same period in 2011. This resulted in a decreased gross profit margin of approximately $290,000, or 51%, for the third quarter in 2012 when compared to the same period in 2011. This increase in the cost of revenue as a percentage of revenues, and resulting decrease in our profitability rate, for the three month period ending September 30, 2012, was primarily due to the following factors:

(1)	As discussed within the Revenues section above, we opened two new operation centers during September 2011 in Cheyenne, Wyoming and Killdeer, North Dakota. As such, for the third quarter 2012 we incurred three months worth of costs associated with keeping these locations fully staffed and operating at capacity, compared to the same period in 2011 in which we only incurred one month of costs (September 2011, upon opening the two new locations); which would explain the increased cost of revenue as a percentage of revenues and decreased gross profit margins during the third quarter 2012 as compared to the same period in 2011;

(2)	In addition, during the end of third quarter 2012 we began hiring more operators and drivers throughout the Company’s operation centers in order to prepare for the increased demand during the upcoming heating season. Though this hiring phase also took place in the third quarter of 2011, the demand for operators and drivers increased significantly during third quarter 2012 due to expansion and organic growth within our Rocky Mountain and Central USA regions, which was far beyond the growth and demand experienced in the prior period; which would explain the increased cost of revenue as a percentage of revenues and decreased gross profit margins during the third quarter 2012 as compared to the same period in 2011.

(3)	In order to secure equipment for contracts entered into for our Well Site Construction and Roustabout services, and to prepare for a growing market for these services as a result of opening new operating centers as noted above, the Company entered into several construction equipment operating leases during the period;

(4)	An overall increase in the price of fuel and other transportation costs during the period; and

(5)	An increase in costs for repairs and general maintenance during the period due to the increased truck and equipment fleet; the Company has purchased over $7.5 million of truck and equipment within the last seven quarters.

For the nine months ended September 30, 2012

Although revenues increased by approximately $2.4 million, or 13%, during the nine months ended September 30, 2012 as compared to the same period of 2011, cost of revenue as a percentage of revenues increased by approximately 5%. This resulted in a decreased gross profit margin of approximately $510,000, or 11%, for the third quarter in 2012 when compared to the same period in 2011. This increase in the cost of revenue as a percentage of revenues and resulting declining profitability rate for the nine months ending September 30, 2012 is primarily due to the following factors:

(1)	The Company relies heavily on the ability to generate the majority of its revenues and gross profit during the heating season (during the first and fourth quarters of our fiscal year), when temperatures are generally colder through its frac heating and hot oiling services. During the start of the 2011-2012 heating season, the Company fully staffed its operational centers with drivers and operators in order to meet the expected demand during the heating season. However, due to higher-than-expected temperatures in all Company locations, the expected demand for our heating services (frac heating and hot oiling) did not begin to materialize until midway through the first quarter of 2012, which still did not meet our projections. As such, the Company experienced significant operation costs during the first three to four months within the nine month period ended September 30, 2012 without achieving the expected revenues, resulting in increased cost of revenues as a percentage of revenues, thereby decreasing gross margins;

(2)	An increase in labor costs (salary and wages, benefits, etc,) and site overhead during the first three to four months within the nine month period ended September 30, 2012 due to the opening in September 2011 of two new operation centers in Cheyenne, WY and Killdeer, ND. We hired and trained employees at these and each of our locations to meet expected demand in anticipation of a normal heating season. When, as discussed above, revenues were adversely affected by warm weather, we experienced an increase in labor costs as a percentage of revenues;

(3)	In order to secure equipment for contracts entered into for our Well Site Construction and Roustabout services, and to prepare for a growing market for these services as a result of opening new operating centers as noted above, the Company entered into several construction equipment operating leases during the period;

(4)	An overall increase in the price of fuel and other transportation costs during the period; and

(5)	An increase in costs for repairs and general maintenance during the period due to the increased truck and equipment fleet; the Company has purchased over $7.5 million of truck and equipment within the last seven quarters.

General and Administrative Expenses

For the three months ended September 30, 2012

For the three months ended September 30, 2012, general and administrative expenses as a percentage of revenues decreased by 10%, as compared to the same period 2011. As a result, the amount spent on our general and administrative expenses decreased during the three months ending September 30, 2012 by approximately $330,000 or 31%, as compared to the same period in 2011. The decrease is primarily due to the termination of employees during 2012, the elimination of non-cash expenses for stock options granted to terminated employees (all future expenses associated with terminated employees were eliminated in the current period due to forfeiture or cancellation of the option agreements upon termination of the employees), offset by professional fees and other expenses incurred in third quarter 2011 in connection with efforts to refinance our current debt obligations which did not result in executed debt and/or equity agreements during the period and thus were expensed by the Company.

For the nine months ended September 30, 2012

Although general and administrative expenses remained relatively consistent as a percentage of revenues during the nine months ended September 30, 2012, as compared to the same period 2011 (only decreasing by 1%), the amount spent on our general and administrative expenses increased during the nine months ending September 30, 2012 by approximately $125,000 or 5%, as compared to the same period in 2011.

In general, this increase reflects costs incurred by the Company for professional fees in connection with efforts to refinance our current debt obligations and to secure other outside financing (which did not result in executed debt and/or equity agreements during the period and thus were expensed by the Company), costs incurred for corporate franchise taxes (due to the increase in authorized shares), costs incurred to hire outside consultants to manage and oversee our human resources and investor relations, and costs incurred in order to employ and retain experienced personnel to meet corporate management and staff needs; which included increased salary, benefits, and bonus expenses during the period.

Depreciation and Amortization

For the three and nine months ended September 30, 2012

Our depreciation and amortization expenses decreased as a percentage of revenues for the three and nine months ended September 30, 2012, as compared to 2011, by approximately 17% and 7%, respectively. During the second quarter of 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment and of its disposal wells. This decrease in depreciation for the three and nine months ending September 30, 2012 due to the change in accounting estimate noted above was offset by an increase in depreciation due to property and equipment purchases during fiscal year 2011 of approximately $5.3 million and another $2.3 million in purchases during the first three quarters of 2012.

Results of Operations

For the three months ended September 30, 2012

For the three months ended September 30, 2012, our loss from operations as a percentage of revenues decreased by approximately 19%, a decrease in loss from operations of approximately $710,000, or 42%, as compared to the same period in 2011. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, this decrease in our loss from operations during the three months ending September 30, 2012 was primarily a result of a $670,000 or 55% decrease in depreciation expense and a $330,000 or 31% decrease in general and administrative expenses, offset by a decreased gross profit margin of approximately $290,000 or 51%, as compared to the same period in 2011.

For the nine months ended September 30, 2012

Although revenues increased by approximately $2.4 million, or 13%, during the nine months ended September 30, 2012 as compared to the same period of 2011, our loss from operations as a percentage of revenues only decreased by approximately 3%, a decrease in loss from operations of approximately $250,000, or 21%, as compared to the same period in 2011. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, this decrease in our loss from operations during the nine months ending September 30, 2012 was primarily a result of a $880,000 or 26% decrease in depreciation expense, offset by a $125,000 or 5% increase in general and administrative expenses and a decreased gross profit margin of approximately $510,000 or 11%, as compared to the same period in 2011.

Income Taxes

For the three and nine months ended September 30, 2012

The decrease in the income tax benefit for the three and nine months ending September 30, 2012 was due to a decrease in the Company’s loss before taxes of approximately $900,000 and $525,000, respectively, as compared to the same periods in 2011.

Adjusted EBITDA*

The following table presents a reconciliation of our net income to our Adjusted EBITDA on a historical basis for each of the periods indicated:

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net Loss	$(472,204)	$(1,130,424)
Add (Deduct):
Interest Expense	211,708	161,642
Provision for income taxes	(488,915)	(726,719)
Depreciation and amortization	544,659	1,215,524

EBITDA*	(204,752)	(479,977)
Add (Deduct):
Stock-based compensation	59,198	345,219
Warrants issued	-	-
Gain on disposal of equipment	(251,875)	-
Gain on sale of investments	-	-
Other expense	14,764	726
Adjusted EBITDA*	$(382,665)	$(134,032)

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net Loss	$(634,020)	$(1,095,640)
Add (Deduct):
Interest Expense	639,712	513,918
Provision for income taxes	(651,332)	(715,313)
Depreciation and amortization	2,527,101	3,410,063

EBITDA*	1,881,461	2,113,028
Add (Deduct):
Stock-based compensation	248,459	454,084
Warrants issued	-	46,353
(Gain) loss on disposal of equipment	(253,411)	44,286
Gain on sale of investments	(24,653)	-
Other (income) expense	(40,422)	38,436
Adjusted EBITDA*	$1,811,434	$2,696,187

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

Changes in Adjusted EBITDA*

Adjusted EBITDA decreased by approximately $250,000 for the three months ended September 30, 2012 and decreased by approximately $890,000 for the nine months ended September 30, 2012, as compared to the same periods in 2011.

For the three months ended September 30, 2012

For the three months ending September 30, 2012, the major components causing the decrease to Adjusted EBITDA were due to:

1)	An increase in cost of revenue as a percentage of revenues and associated decrease in gross profit margins due to opening two new operation centers during September 2011 and hiring additional staff in preparation for the increased demand during the upcoming heating season, as explained within the Cost of Revenues and Gross Profit section above, and

2)	A decrease in non-cash expenses for stock options granted to terminated employees (all future expenses were eliminated in the current period due to forfeiture or cancellation of the option agreements upon termination of the employees), as explained within the General and Administrative Expenses section above.

For the nine months ended September 30, 2012

For the nine months ending September 30, 2012, the major components causing the negative change to Adjusted EBITDA were due to:

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

2)	An increase in General and Administrative expenses due to costs incurred by the Company for professional fees in connection with efforts to refinance our current debt obligations and to secure other outside financing (which did not result in executed debt and/or equity agreements during the period and thus were expensed by the Company), costs incurred for corporate franchise taxes, costs incurred to hire outside consultants, costs incurred in order to employ and retain experienced personnel to meet corporate management and staff needs, and costs incurred due to the impact of non-cash stock-based compensation expense - as discussed in the General and Administrative Expenses section above.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the three and nine month periods ended September 30, 2012 and 2011 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$178,028	$(156,937)
Net cash provided (used) by investing activities	24,940	(2,185,121)
Net cash (used) provided in financing activities	(380,442)	1,172,580
Net Decrease in Cash and Cash Equivalents	(177,474)	(1,169,478)

Cash and Cash Equivalents, Beginning of Period	635,113	1,695,279

Cash and Cash Equivalents, End of Period	$457,639	$525,801

	For the Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$2,128,419	$3,402,640
Net cash used in investing activities	(1,730,118)	(4,017,035)
Net cash used in financing activities	(357,667)	(497,611)
Net Increase (Decrease) in Cash and Cash Equivalents	40,634	(1,112,006)

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$457,639	$525,801

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2012 and December 31, 2011:

	September 30, 2012	Pro Forma as Adjusted	December 31, 2011
	(Unaudited)	(Unaudited)

Current Assets	$6,052,106	$7,178,101	$6,402,945
Total Assets	21,854,071	23,552,173	22,120,672
Current Liabilities	6,647,264	6,528,136	9,085,572
Total Liabilities	19,135,304	17,418,522	18,993,298
Working Capital (Current Assets net of Current Liabilities)	(595,158)	649,965	(2,682,627)
Stockholders’ equity	2,718,767	6,133,651	3,127,374

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

As noted within Footnote 10 to the Condensed Financial Statements as disclosed within this Form 10Q, on November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a Credit Agreement and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank. This refinancing has positively bolstered our working capital position, as well as provided for an increased revolving credit facility. Based on our existing operating performance, coupled with the recent refinancing, we believe we will have adequate funds to meet operational and capital expenditure needs for fiscal year 2012 and beyond. However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

As of September 30, 2012 we had a working capital deficit of approximately $595,000, an increase in working capital of approximately $2.1 million as compared to our 2011 fiscal year end. There were various components contributing to the third quarter 2012 increase in the working capital:

Factors that increased our working capital –

1.	A decrease in the current portion of the line of credit (reclassified to long-term debt) of approximately $2.0 million due to the refinancing of our Revolving Letter of Credit subsequent to September 30, 2012; and

2.	A decrease in the current portion of the long-term debt (reclassified to long-term debt) of approximately $1.1 million due to the refinancing of our Term Loan subsequent to September 30, 2012.

Factors that had a negative effect on our working capital –

1.	A decrease in accounts receivable of approximately $740,000 due to a 14% ($910,000) decrease in revenues from the fourth quarter of 2011 to the third quarter of 2012 due to coming off the heating season during the second quarter of 2012 and also due to collection of several large past due balances during the second and third quarters of 2012 (due to average collection period of 45-60 days on accounts receivable); and

2.	A decrease in marketable securities of approximately $150,000 due to the sale of securities at approximately $180,000, offset by the gain on sale of securities by approximately $30,000.

Investing and Financing Activities

Our capital expenditures for the three and nine months ending September 30, 2012 were approximately $400,000 and $2.3 million, respectively, as compared to approximately $2.1 million and $4.0 million during the same periods in 2011, respectively. Also, in order to fund some of our capital expenditures we sold some of our marketable securities during the first six months of 2012 resulting in proceeds of approximately $180,000 for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, we disposed of obsolete or retired trucks and equipment resulting in proceeds of approximately $384,000 and $380,000, respectively. These items combined explain the significant decrease of approximately $2.2 million in the cash used in investing activities during the three months ended September 30, 2012, and the $2.3 million decrease in the cash used in investing activities during the nine months ended September 30, 2012, as compared to the same periods in 2011.

As of December 31, 2011 we had executed commitments for additional expenditures of approximately $500,000. As expected, we purchased most of this equipment in the first three months of 2012. At this time we have no executed commitments for additional expenditures for the remaining three months in 2012.

The increase in cash used in financing activities of approximately $1.6 million for the three months ended September 30, 2012, as compared to the same period in 2011, is primarily due to 1) the issuance of new equipment credit facilities and truck loans (of approximately $560,000) during the third quarter of 2011, and 2) borrowings under the line of credit in the third quarter of 2011 of approximately $1.3 million, due to availability under the line of credit at that time, which was not available during the third quarter of 2012 as we had drawn the maximum amount available under the line of credit prior to third quarter 2012; offset by a $320,000 decrease in the repayment of long-term debt (approximately $385,000 in repayments during the third quarter of 2012 and $705,000 in repayments during the same period 2011) which is the result of an amended loan agreement with our primary lender during third quarter 2012 which resulted, among other things, in an elimination of all required principal payments (loan agreement amended as interest only monthly payments) on our term loan debt through November 2012.

The decrease in cash used in financing activities of approximately $140,000 for the nine months ended September 30, 2012, as compared to the same period in 2011, is primarily due to 1) an increase in net borrowings of approximately $140,000, based on $400,000 borrowings on the revolving line of credit during 2012 as compared to borrowings on the revolving line of credit of approximately $260,000 during 2011, 2) an increase in the proceeds from the issuance of new equipment credit facilities and truck loans of approximately $800,000, based on approximately $1.36 million of proceeds from the issuance of new truck and equipment credit facilities during 2012 as compared to only $560,000 proceeds during 2011; offset by an $800,000 increase in the repayment of long-term debt (approximately $2.1 million in repayments during 2012 and $1.3 million in repayments during 2011) which is the result (as discussed above) of the issuance of new equipment credit facilities and truck loans during 2012.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of September 30, 2012 consisted of the Term Loan, the Revolving Line of Credit, the Equipment Loans, the Real Estate Loan received to fund the new operation center in North Dakota, as well as certain capital and operating leases and a related party subordinated debt.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the Condensed Consolidated Financial Statements.  Although these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward, and subject to the availability of adequate funds as generated through cash flows from operation and financing activities, the Company hopes to expand its business operations by expanding its operations into new regions of the country, acquiring additional equipment, increasing the volume of services we currently offer, expanding the services it offers to its customers, and engaging in strategic transactions with companies that offer services that are similar or complementary to those that the Company offers.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured.

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

During fiscal year 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and nine months ended September 30, 2012, the change in accounting estimate lowered depreciation for the periods by approximately $860,000 and $1,720,000 (pre-tax difference), decreasing Loss from Operations and Net Loss by this amount, or by approximately $0.02 and $0.03 earnings per basic and diluted common share, respectively.

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this two-step method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ending December 31, 2011, the Company performed the annual impairment test and determined that no impairment existed. As of September 30, 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill or intangible assets with indefinite lives as of the last annual test performed.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of September 30, 2012. The Company files tax returns in the United States, in the states of Colorado, Kansas, Pennsylvania and Utah. The tax years 2008 through 2010 remain open to examination in the taxing jurisdictions to which the Company is subject.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification 718, “Stock Compensation”, which requires companies to recognize compensation expense for the share-based payments based on the estimated fair value of the awards.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012 the Company did not engage in, or effect, any unregistered sales of equity securities.

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

ENSERVCO CORPORATION

Date: November 9, 2012	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ Rick D. Kasch
Rick D. Kasch, President and Chief Financial Officer (Principal Financial Officer)

