Form 10-K
period 2012-12-31
Enservco Corp
filed 2013-03-28
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $3,239,537 based upon the closing sale price of the Registrant’s Common Stock of $0.55 on such date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2013, there were 31,825,294 shares of the Registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

•	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
•	price volatility of oil and natural gas prices, and the effect that lower prices may have on our customer’s demand for our services, the result of which may adversely impact our revenues and stockholders' equity;
•	a decline in oil or natural gas production, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;

•	the broad geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;
•	constraints on us as a result of our substantial indebtedness, including restrictions imposed on us under the terms of our credit facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
•	our history of losses and working capital deficits which, at times, were significant;
•	adverse weather and environmental conditions;
•	reliance on a limited number of customers;
•	our ability to retain key members of our senior management and key technical employees;
•	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
•	developments in the global economy;
•	changes in tax laws;
•	the effects of competition;
•	the effect of seasonal factors;
•	further sales or issuances of our common stock and the price and volume volatility of our common stock; and
•	our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included elsewhere in this annual report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this annual report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Corporate Structure

Immediately prior to closing the Merger Transaction and as a result of an internal reorganization that commenced in 2009, Dillco’s assets and the ownership interests of its subsidiaries were held and controlled primarily through a holding company, Enservco LLC (“LLC”). Certain of these reorganizational transactions are further described under Item 13 of this Annual Report.

On July 26, 2010, immediately prior to completion of the Merger Transaction, Dillco merged into LLC, with Dillco being the surviving entity in that transaction. Prior to that transaction, the LLC served as a holding company for Dillco, Heat Waves Hot Oil Service LLC (“Heat Waves”), and other entities that owned assets utilized by the Company in its business operations.

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

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment held for sale by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

Heat Waves, LLC	Colorado	100% by Dillco	No active business operations

Overview of Business Operations

As described above, Enservco primarily conducts its business operations through two subsidiaries, Dillco and Heat Waves, which provide oil field services to the domestic onshore oil and natural gas industry. These services include pressure testing, hot oiling, acidizing, frac heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Dillco and Heat Waves in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

•	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, Pennsylvania which opened in the first quarter of 2011.

•	Rocky Mountain Region, including western Colorado and southern Wyoming (D-J Basin and Niobrara formations), and western North Dakota and eastern Montana (Bakken formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota and Cheyenne, Wyoming (both of which opened in third quarter of 2011); and Platteville, Colorado.

•	Central USA Region, including southwestern Kansas, Texas panhandle, northwestern Oklahoma, and northern New Mexico. The Central USA Region operations are deployed from operations centers in Garden City, and Hugoton, Kansas.

During 2012, the Company terminated its operations in the Uintah basin in northeastern Utah and sold the real property that it owned in Roosevelt, Utah. The Company redeployed its equipment to its more stable and active operating centers.

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

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and then expanding operations through additional capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding the Company’s geographical footprint as well as expanding the services it provides. These strategies are exemplified by the acquisitions of operating entities (described in the Operating Entities section below) and:

(1)	In 2010, 2011 and 2012, Dillco and Heat Waves spent approximately $2.2 million, $5.3 million, and $3.8 million (net of leases of approximately $455,000, $282,000, and $438,000), respectively, for the acquisition and fabrication of property and equipment; and

(2)	To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively. Also, in late 2012 the Company expanded its operations, through its Pennsylvania operation center, into the Utica Shale formation in eastern Ohio.

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

Dillco. From its inception in 1974, Dillco has focused primarily on providing water hauling/disposal/storage services, well site construction services and frac tank rental to energy companies working in the Hugoton gas field in western Kansas and northwestern Oklahoma. Water hauling and disposal services have been the primary sources of Dillco’s revenue. Dillco currently owns and operates a fleet of water hauling trucks and related assets, including specialized tank trucks, frac tanks, water disposal wells, construction and other related equipment. These assets transport, store and dispose of both fresh and salt water, as well as provide well site construction and maintenance services.

Heat Waves. Heat Waves provides a range of well stimulation/maintenance services to a diverse group of independent and major oil and natural gas companies. The primary services provided are intended to:

(1)	Assist in the fracturing of formations for newly drilled oil and natural gas wells; and
(2)	Help maintain and enhance the production of existing wells throughout their productive life.

These services consist of frac heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services (though limited during 2012, as described within the Construction and Roustabout Services section below). Heat Waves’ operations are currently in southwestern Kansas, Texas panhandle, northwestern Oklahoma, northern New Mexico, southern and central Wyoming (Niobrara formation), Colorado (D-J Basin), southwest Pennsylvania/ northwestern West Virginia (Marcellus Shale) region, eastern Ohio (Utica Shale), and western North Dakota and eastern Montana (Bakken formation).

HES. HES owns construction and related equipment that Heat Waves used in its well site construction and maintenance services, which assets are currently held for sale. However, HES does not currently engage in any business activities itself. HES also owns a disposal well near Garden City, Kansas, that Dillco uses for salt water disposal. HES acquired the well from Mr. Herman in March 2010 for $100,000, which amount was paid in September 2010.

Real GC. Real GC owns land in Garden City, Kansas, which Heat Waves uses for the location of an acid dock facility, truck and inventory storage, and other related purposes.

Trinidad Housing. Trinidad Housing owned land and a building in Trinidad, Colorado that was previously used as a nursing home. The building was converted for use as rental housing for Heat Waves employees from out of town that were working at the Trinidad facility. As of December 2010 there were no such employees living at the Trinidad facility. During December 2011 the property was sold to a third party, and Enservco no longer has any interest in that property.

Products and Services

The Company provides a range of services to owners and operators of oil and natural gas wells. Such services can generally be grouped into the three following categories:

(1)	Fluid management services, i.e., water/fluid hauling, frac tank rental, and disposal services;
(2)	Well enhancement services, i.e., hot oiling, acidizing, frac heating, and pressure testing; and
(3)	Well site construction and roustabout services.

Dillco primarily provides fluid management and well site construction services whereas Heat Waves primarily provides well enhancement and fluid services.

The following map shows the primary areas in which Heat Waves and Dillco currently have active business operations.

The following is a more complete description of the services provided by Enservco through its subsidiaries.

Fluid Services.

Water Hauling – Water hauling has accounted for approximately 30% of the Company’s revenues on a consolidated basis during 2012. The Company currently owns or leases, and operates approximately 70 water hauling trucks equipped with pumps to move water from or into wells, tanks and other storage facilities in order to assist customers in managing their water-cost needs. Each truck has a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

(1)	Transport water to fill frac tanks on well locations,
(2)	Transport contaminated water produced as a by-product of producing wells to disposal wells, including disposal wells that we own and operate, and
(3)	Transport drilling and completion fluids to and from well locations; following completion of fracturing operations, the trucks are used to transport the flow-back produced as a result of the fracturing process from the well site to disposal wells.

Most wells produce residual salt or fresh water in conjunction with the extraction of the oil or natural gas. The Company’s trucks pick up water at the well site and transport it to a disposal well for injection or to other environmentally sound surface recycling facilities. This is regular maintenance work that is done on a periodic basis depending on the volume of water a well produces. Water-cost management is an ongoing need for oil and natural well gas operators throughout the life of a well.

The Company’s ability to outperform competitors in this segment is primarily dependent on logistical factors such as the proximity between areas where water is produced or used and the strategic placement and/or access to both disposal wells and recycling facilities. Dillco, Heat Waves and HES own five water disposal wells in Kansas and Oklahoma. It is management’s intent to maintain Enservco’s disposal well holdings and access to recycling facilities, but also to use disposal wells and other facilities owned by third parties where appropriate.

Typically the Company and a customer enter into a contract for services after that customer has completed a competitive bidding process. Requirements for minor or incidental water hauling services are usually purchased on a “call out” basis and charged according to a published schedule of rates. The Company competes for services both on a call out and contractual basis.

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

Competitors in the water hauling business, where the Company provides this service, are mostly small, regionally focused companies. The level of water hauling activity is comprised of a relatively stable demand for services related to the maintenance of producing wells and a highly variable demand for services used in the drilling and completion of new wells. As a result, the level of domestic onshore drilling activity significantly affects the level of the Company’s activity in this service area, and may vary from region to region and from season to season.

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

Frac Tank Rental – The Company also generates an immaterial amount of revenues from the rental of frac tanks. The Company currently owns approximately 20 frac tanks, which can store up to 500 barrels of water and are used by oilfield operators to store fluids at the well site, including fresh water, salt water, and acid for frac jobs, flowback, temporary production and mud storage. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates and charges hourly rates for the transportation of the tanks to and from the well site.

Well Enhancement Services.

Well enhancement services consist of frac heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 130 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southwestern Kansas, northwestern Oklahoma, Texas panhandle, northern New Mexico, southern Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale) region, eastern Ohio (Utica Shale), and western North Dakota and eastern Montana (Bakken formation). Well enhancement services accounted for approximately 65% of the Company’s total revenues for its 2012 fiscal year on a consolidated basis.

Frac Heating - Fracturing services are intended to enhance the production from oil and natural gas wells where the natural flow has been restricted by underground formations through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a “proppant” (explained below), into a cased well at sufficient pressure to fracture (i.e. create conductive flowpaths) the producing formation. Sand, bauxite or synthetic proppants are suspended in the fracturing fluid slurry and are pumped into the well under great pressure to fracture the formation. To ensure these solutions are properly mixed (gel frac) or that plain water (used in slick water fracs) can flow freely, the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. Heat Waves owns and operates approximately 30 frac heaters designed to heat large amounts of water stored in reservoirs or frac tanks.

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

Construction and Roustabout Services.

Dillco and Heat Waves derived an immaterial amount of revenue from its well-site construction and roustabout services during fiscal year 2012. As discussed throughout this report, during the year ended December 31, 2012, the Company decided to exit this line of service for its Heat Waves subsidiary; the Company continues to recognize an immaterial amount of construction and roustabout revenues through its Dillco subsidiary. For further discussion, please see Note 3, Discontinued Operations, within the Notes to the Consolidated Financial Statements within this report.

Ownership of Company Assets

As described above, Enservco owns and uses a fleet of trucks, frac tanks, disposal wells and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by Dillco and Heat Waves are subject to a security interest to secure loans made to Enservco and its subsidiary companies.

Historically, during portions of our fiscal year as supply and demand requires, Enservco has leased additional trucks and equipment. A portion of these leases are treated as operating leases, for accounting purposes, and the rent expense associated with these leases is reported in the period in which the assets were utilized and in accordance with the lease. The Company also has several capital leases, which for accounting purposes are recorded as fixed assets and are depreciated over the useful life of the leased assets.

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

Dependence on One or a Few Major Customers

Enservco serves numerous major and independent oil and natural gas companies that are active in its core areas of operations.

•	During the fiscal year ended December 31, 2012, two of the Company’s customers accounted for more than 10% of consolidated revenues, both at approximately 11%; no other customers exceeded 7% of revenues. Nevertheless, the Company’s top five customers in 2012 accounted for approximately 40% of its total revenues. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on Enservco’s results of operations.

•	During the fiscal year ended December 31, 2011, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 12% and no other customers exceeded 9% of revenues. Nevertheless, the Company’s top five customers in 2011 accounted for approximately 38% of its total revenues.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Enservco (through Heat Waves and Dillco) enters into agreements with local property owners where its disposal wells are located by which the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells. The terms of these agreements are separately negotiated with the given property owner, and during its 2012 and 2011 fiscal years the total amount paid under these various agreements by the Company was immaterial to the Company and its business operations.

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

Heat Waves’ and Dillco’s operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. These federal, state, and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation, and health and safety are extensive and changing. The recent trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue.

Numerous governmental agencies, such as the U.S. Environmental Protection Agency, commonly referred to as the “EPA,” issue and amend regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting activities. In addition, some laws and regulations relating to the protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. Enservco believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company’s operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon Enservco’s capital expenditures, earnings or our competitive position.

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed. Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990, or OPA, which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

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

The Clean Water Act (the “CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency (the “EPA”) or an analogous state agency. The CWA regulates storm water run-off from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (the “SDWA”), and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

The Company (through Heat Waves and Dillco) operates facilities that are subject to requirements of the CWA, the SWDA, the UIC program, and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Regulations in the states in which Enservco owns and operates wells (Kansas and Oklahoma) require us to obtain a permit to operate each of our disposal wells. The applicable regulatory agency may suspend or modify one of our permits if Enservco’s well operations are likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

Our operations provide fluids (primarily fresh water) for hydraulic fracturing techniques to stimulate natural gas, and oil, production from unconventional geological formations. Hydraulic fracturing entails the injection of pressurized fracturing fluids into a well bore. The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, was introduced during the previous session of Congress and may be reintroduced during the current session of Congress. In addition, the EPA at the request of Congress is currently conducting a national study examining the potential impacts of hydraulic fracturing on drinking water resources, with a draft of the final report expected to be released in 2014.

On May 11, 2012, the BLM published proposed rules to regulate hydraulic fracturing on federal public lands and Indian lands. The proposed rules would address well stimulation operations, including requiring agency approval for certain activities, and would require the disclosure of well stimulation fluids, as well as address issues relating to flowback water. The rules are expected to be finalized in the first half of 2013. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for our customers to perform fracturing and increase their and our costs of compliance and doing business. It is also possible that drilling and injection operations utilizing our services could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

Legislation targeting air emissions from hydraulic fracturing activities was introduced during the previous session of Congress and may be reintroduced during the current session of Congress. New legislation and regulations governing emissions of air pollutants may increase the costs of compliance for some facilities or the cost of transportation or processing of produced oil and natural gas which may affect our operating costs and our customers’ willingness to continue to engage in such activities. In addition, new facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance, all of which may adversely impact our business.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many state governments have enacted legislation directed at controlling greenhouse gas emissions, and future state and federal legislation and regulation could impose additional restrictions or requirements in connection with our operations and favor use of alternative energy sources, which could increase operating costs and decrease demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

We are also subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, or OSHA, and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

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

Employees

As of March 15, 2013, Enservco employed approximately 125 full time employees. Of these employees, 5 are employed by Enservco Corporation, approximately 40 by Dillco, and approximately 80 by Heat Waves.

Available Information

We maintain a website at http://www.enservco.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

We maintain a Code of Business Conduct and Ethics for Directors, Officers and Employees (“Code of Conduct”). A copy of our Code of Conduct may be found on our website in the Corporate Governance section under the main title “Investors”. Our Code of Conduct contains information regarding whistleblower procedures. We also maintain our Insider Trading Policy on our website.

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

Operations Related Risks

We have historically had losses and working capital deficits, which have at times been significant and we cannot assure that we will operate profitably in the future.

Although we have seen increasing revenues in the last quarter of 2012 and during the first quarter of calendar year 2013, we are still operating at a net loss, and we have historically incurred losses from operations during our history. In addition, we have had significant working capital deficits in the past, which deficits were resolved through our November 2012 refinancing with PNC Business Credit. However, the Company does show significant balances within adjusted EBITDA, year-over-year, which the Company uses as a more accurate reflection of its operational performance and results, and in current periods it has also shown significant income before and after taxes from its continuing operations.

Our ability to be profitable in the future will depend on successfully implementing our business diversification and acquisition activities, all of which are subject to many risks beyond our control. Because of the risks set forth herein, we cannot assure you that we will successfully implement our business plan or that we will achieve commercial profitability in the future. See, among other things, the Cautionary Note Regarding Forward-Looking Statements in addition to the Risk Factors and the other disclosure contained in this annual report. Even if we continued to become profitable, especially as a result of our continuing operations, we cannot assure you that our profitability will be sustainable or increase on a periodic basis.

Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Michael D. Herman or Rick D. Kasch or Austin Peitz, or other key personnel, could disrupt our operations. Although we have entered into employment agreements with Messrs. Herman, Kasch and Peitz, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Enservco’s customers consist primarily of major and independent oil and natural gas companies. During fiscal year 2012, two of the Company’s customers accounted for more than 10% of consolidated revenues, both at approximately 11%; no other customers exceeded 7% of revenues during 2012. During fiscal year 2011, only one of the Company’s customers accounted for more than 10% of consolidated revenues at approximately 12%; no other customers exceeded 9% of revenues during 2011.

The Company notes, that though there were two customers in 2012 and only one customer in 2011 that accounted for more than 10% of revenues within these fiscal years, the Company’s top five customers accounted for approximately 40% and 38% of its total annual revenues, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on Enservco’s results of operations.

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

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. The generally improving economic conditions and increasing activity in the oil and gas industry in late 2010 and throughout 2011 and 2012 has likely benefitted, and will likely continue to benefit, Enservco.

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

Though we feel the domestic oil and gas industry has rebounded in 2011 and has continued to push forward in a positive movement in 2012, as compared to prior years, prices for oil and natural gas historically have been extremely volatile in prior years and likely will continue to be volatile. Volatility or weakness in oil and natural gas prices (or the perception that oil and natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of Enservco’s well service equipment.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for Enservco’s services, also depend upon other factors that are beyond Enservco’s control, including the following:

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

Demand for the majority of our services depends substantially on the level of expenditures by participants in the domestic (United States) oil and natural gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth in the United States and elsewhere, and the resulting impact on demand for oil and natural gas. The worldwide deterioration in the financial and credit markets, which began in the second half of 2008, resulted in diminished demand for oil and natural gas and significantly lower oil and natural gas prices during 2009 and at least the first half of 2010. This caused many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2009 and the first half of 2010, which consequently reduced their demand for our services, and exerted downward pressure on the prices that we charged for our services and products. Though we feel the domestic oil and gas industry has rebounded in 2011, and has continued to push forward in a positive movement in 2012, as compared to 2009 and 2010, other worldwide political events may result in higher or lower prices for oil and natural gas and impact the demand for our services.

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

We may not be successful in identifying, making and integrating business acquisitions, if any, in the future.

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

We currently have a significant amount of indebtedness. As of December 31, 2012, the Company owed approximately $12.8 million to banks and financial institutions, of which $2.2 million is due through a revolving letter of credit.

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

Servicing our debt requires a significant amount of cash, which we may not have available when payments are due, and our ability to service our debt is largely dependent on our receipt of distributions or other payments from our subsidiary.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our indebtedness, including the notes, will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. In addition, because we are a holding company, our ability to service our debt is largely dependent on the earnings of our subsidiaries and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us for such payment, though they are fully and wholly owned by us. The ability of our subsidiaries to pay dividends, repay intercompany notes or make other advances to us is subject to restrictions imposed by applicable laws, tax considerations and the agreements governing our subsidiaries. In addition, such payment may be restricted by claims against any of our subsidiaries by its creditors, including suppliers, vendors, lessors and employees.

The availability of borrowings under our credit facility is based on a borrowing base which is subject to redetermination by our lender based on a number of factors and the lender’s internal criteria. In the event the amount outstanding under our credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings on an accelerated basis. In the future, we may incur additional indebtedness in order to make future acquisitions or to develop our properties, including under our credit facility.

If we do not have sufficient funds on hand to pay our debt, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, sell assets or sell additional shares of securities. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able obtain such financing or complete such transactions on terms acceptable to us, or at all. In addition, we may not be able to consummate an asset sale to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our credit facility restricts, but does not completely prohibit, our ability to use the proceeds from asset sales. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We may be unable to meet the obligations of various financial covenants that are contained in the terms of our loan agreements with PNC Business Credit.

Enservco’s agreements with PNC Business Credit impose various obligations and financial covenants on the Company. The outstanding amount under the Revolving Credit, Term Loan, and Security Agreement, entered into with PNC Business Credit in November 2012, is due in full in November 2015. The term loan and revolving letter of credit with PNC Business Credit have a variable interest rate, of which $3.5 million is guaranteed by the Company’s Chairman and CEO, and are collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the related agreements with PNC Business Credit impose various financial covenants on Enservco including maintaining a prescribed fixed charge coverage ratio, minimum tangible net worth, and limit the Company’s ability to incur additional debt or operating lease obligations. If Enservco is unable to comply with its obligations and covenants under the loan agreements and it declares an event of default, all of its obligations to PNC Business Credit could be immediately due.

We have, in the past and in connection with other debt facilities, failed to meet certain financial covenants. Although we have obtained waivers of those failures in the past, and received modification of these financial covenants in the recent past, there can be no assurance that if we fail to meet any financial covenants in the future we will be able to obtain another waiver or modification of our financial covenants or associated loan agreements.

The variable rate indebtedness with PNC Business Credit subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Enservco’s borrowings through PNC Business Credit bear interest at variable rates, exposing the Company to interest rate risk. Enservco was able to enter into an Interest Rate Swap Agreement with a notional balance of $11 million, in conjunction with the November 2012 Revolving Credit, Term Loan, and Security Agreement entered into with PNC Business Credit, and has been able to effectively hedge for a portion of this risk. However, the Company decided not to hedge against the interest rate risk associated with the revolving letter of credit agreement (with a maximum available balance of $5 million).

Our substantial indebtedness, which may increase in the future, reduces our financial and operating flexibility.

As of December 31, 2012, we had approximately $12.8 million of secured indebtedness and no subordinated indebtedness. As of March 15, 2013, we have approximately $2.2 million of borrowing capacity available under our credit facility. In addition, we and our subsidiaries may incur substantial additional indebtedness in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we must devote a significant portion of our cash flows to service our debt, and we are subject to interest rate risk under our credit facility, which bears interest at a variable rate. Any increase in our interest rates could have an adverse impact on our financial condition, results of operations and growth prospects.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Risks Attendant with Principal Shareholder’s Guarantee of the Company’s Indebtedness to PNC Business Credit.

As a condition of making the loan to the Company, PNC Business Credit required Michael D. Herman, beneficial owner of 53.6% of the Company’s outstanding common stock and the chairman of its board of directors, to guarantee $3,500,000 of the amount borrowed from PNC Business Credit. Although the guarantee is not collateralized by any of Mr. Herman’s assets, should Enservco default on its obligations to PNC Business Credit and the guarantor not meet his contractual obligations, it is possible that PNC Business Credit may obtain possession and ownership of a controlling number of shares of the Company’s common stock.

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

As part of our growth strategy we may desire to raise capital and or utilize our common stock to effect strategic business transactions. Either such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so. If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

The majority of our common stock is currently considered restricted stock pursuant to Rule 144.

A significant portion of our outstanding common stock has been issued as “restricted securities” under Rule 144 under the Securities Act, including the shares issued to our President and Chairman in July 2010 and in an equity placement completed in November 2012. Aspen issued these shares to Mr. & Mrs. Herman and Mr. Kasch in consideration for their interests in Dillco. As a former shell company, to the extent that any person holds restricted securities of Enservco or otherwise must rely on Rule 144 for resale, Rule 144(i) imposes additional restrictions on the ability of any holder to utilize the exemption from registration for sales contained in Rule 144. Enservco is under an obligation set forth in a registration rights agreement dated November 2012 to prepare and file a registration statement which, when effective, will allow the holders of a number of the restricted shares (including management holders) to sell their restricted shares to the public in accordance with the plan of distribution to be described therein. If Enservco fails to meet certain requirements imposed in the registration rights agreement, it will be subject to certain liquidated damages.

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

Because Mr. Herman directly and indirectly beneficially owns approximately 53.6% of the Company’s outstanding common stock, he has the ability to elect all of our directors when they again stand for reelection. Furthermore, no person seeking control of Enservco through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with Mr. Herman. For so long as Mr. Herman continues to own a significant percentage of the outstanding shares of Enservco common stock, he will retain such control over the election of the board of directors and the negotiation of any change of control transaction.

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

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1)
• Shop	10,000 sq. ft.
• Land – shop	8 acres
• Housing	5,000 sq. ft.
• Land – housing	2 acres
Garden City, KS
• Shop(1)	11,700 sq. ft.
• Land – shop(1)	1 acre
• Land – acid dock, truck storage, etc.	10 acres
Trinidad, CO (1) (2)	9,200 sq. ft.
• Shop	5 acres
• Land – shop	5,734 sq. ft.
0.4 acre
Hugoton, KS (Dillco)
• Shop/Office/Storage	9,367 sq. ft.
• Land – shop/office/storage	3.3 acres
• Land - office	10 acres
Meade, KS (Dillco)
• Shop	7,000 sq. ft.
• Land	1.2 acres

(1) Property is collateral for debt incurred at time of purchase.

(2) Currently under a short term sublease, $2,300 monthly rents.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Platteville, CO
• Shop	3,200 sq. ft.	$3,000	Month-to-month
• Land	1.5 acres
Cheyenne, WY(3)
• Shop	5,400 sq. ft.	$6,500	June 2016
• Land	5 acres
Carmichaels, PA
• Shop	5,000 sq. ft.	$8,500	April 2013
• Land	12.1 acres
Denver, CO(4)
Corporate offices	3,497 sq. ft.	$5,755	October 2016

(3) Lease commenced on April 25, 2011

(4) Lease commenced on September 1, 2011

Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

As of March 15, 2013, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) and the OTCQX under the symbol “ENSV.” Prior to January 4, 2011 our common stock was quoted under symbol “ASPN”. The rules of both market places provide that companies not current in their reporting requirements under the 1934 Act will be removed from the quotation service. At present and at December 31, 2012 we believe we were in full compliance with these rules.

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Internet source Yahoo Finance (http://finance.yahoo.com). The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

	2012		2011
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$1.19	$0.62	$0.85	$0.39
Second Quarter	0.75	0.42	0.98	0.60
Third Quarter	0.60	0.32	1.39	0.80
Fourth Quarter	0.74	0.32	1.35	1.02

The closing sales price of the Company’s common stock as reported on March 15, 2013, was $1.09 per share.

Holders

As of March 15, 2013, there were approximately 800 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2012 or 2011, and has no plans at present to declare or pay any dividends.

Decisions concerning dividend payments in the future will depend on income and cash requirements. However, in its agreements with PNC Business Credit the Company represented that it would not pay any cash dividends on its common stock until its obligations to PNC are satisfied. Furthermore, to the extent Enservco has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2012:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans
Approved by Security Holders (1)	2,585,000		$0.64	2,188,794	(3)

Equity Compensation Plans Not
Approved by Security Holders	6,650,601	(2)	0.57	-

Total	9,235,601		$0.59	2,188,794

(1)	Represents options granted pursuant to the Company’s 2010 Stock Incentive Plan.

(2)	Consists of: (i) options to acquire 490,431 shares of Company common stock granted pursuant to Aspen’s 2008 Equity Plan; (ii) warrants issued in 2010 to acquire 225,000 shares of Company common stock exercisable at $0.49 per share; (iii) warrants issued in 2011 to acquire 100,000 shares of Company common stock exercisable at $0.77 per share, (iv) warrants issued October 2012 to the principals of the Company’s existing investor relations firm to acquire 225,000 shares of Company common stock exercisable at $0.55 per share, (v) warrants issued November 2012 in conjunction with stock subscription agreements executed with equity investors to acquire 2,849,714 shares of Company common stock exercisable at $0.55 per share; (vi) warrants issued November 2012 to various service providers, for services rendered in conjunction with the execution of multiple stock subscription agreements, to acquire 449,456 shares of Company common stock exercisable at $0.55 per share; (vii) warrants issued November 2012 to a related party to acquire 2,111,000 shares of Company stock, pursuant to the party’s conversion of subordinated debt to shares of the Company’s common stock as required by the PNC Revolving Credit, Term Loan, and Security Agreement, exercisable at $0.55 per share, and (viii) warrants issued November 2012 to a single service provider, for investor relation services, to acquire 200,000 shares of Company common stock exercisable at $0.40 per share.

(3)	Calculated as 4,773,794 shares of common stock reserved per the 2010 Stock Incentive Plan (being 15% of 31,825,294 shares issued and outstanding at January 1, 2013 per the renewal clause noted within the plan) less the 2,585,000 shares of common stock noted in Column (a).

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

The aggregate number of shares of our common stock that may be issued was 3,500,000 shares of common stock. Beginning on January 1, 2012 and on January 1 of each subsequent year that the 2010 Plan is in effect, the aggregate number of Shares that may be issued under the 2010 Plan shall be automatically adjusted to equal 15% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year. As a result of the January 1, 2013 adjustment, the maximum number of shares that are subject to equity awards under the 2010 Plan was increased to 4,773,794. The maximum number of shares that may be awarded under the 2010 Plan pursuant to grants of restricted stock, restricted stock units, and stock awards will be 2,000,000.

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

On October 31, 2012, Enservco granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s upcoming private equity placement, in November 2012, as discussed herein. The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

In November 2012, Enservco entered into stock subscription agreements with numerous equity investors in order to raise approximately $2.0 million in equity, issuing 5,699 Units or 5,699,428 shares of common stock at $0.35 per share, as required by the Revolving Credit, Term Loan, and Security Agreement entered into with PNC Business Credit (the agreement required a minimum $1.25 million equity raise as a perquisite to the agreement’s execution). In conjunction with the stock subscription agreements executed by the equity investors, the Company and each equity investor also entered into a registration rights agreement; which agreement requires the payment of penalty fees to the equity investor in the event the Company is unable to timely register the shares of common stock acquired by the equity investor pursuant to the stock subscription agreement. The Company notes that it fully expects to register the underlining shares of common stock issued through the November 2012 private equity placement through filing a timely Form S-1 registration statement with the Securities Exchange Commission (“SEC”) subsequent to the filing of its Form 10K accompanying this report. Due to its expectation to timely file the registration statement with the SEC, the Company does not believe it will pay any penalties pursuant to the registration rights agreement and therefore has not recorded a liability for the penalties.

Also in conjunction with these stock subscription agreements, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors. As such, the Company granted warrants to purchase 2,849,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

Also in November 2012, Enservco granted warrants to purchase 449,456 shares of the Company’s common stock to numerous unaffiliated consultants, for services rendered for the finding and execution of multiple stock subscriptions agreements with several equity investors. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, etc).

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman (the Company’s Chairman and CEO) was required to convert his $1,477,760 outstanding subordinated debt into 4,222,000 shares of the Company’s common stock. Similar to the provisions within the stock subscription agreements executed on the same date thereof, Mr. Herman was granted warrants to purchase 2,111,000 shares of the Company’s common stock. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, etc).

As noted above, in conjunction with the stock subscription agreements executed by the equity investors, which provide for the issuance of the warrants described above, the Company and each equity investor also entered into a registration rights agreement. The Company notes that though each of the warrants described above contain piggy-back provisions that allows the warrant holder to include its shares in any registration of shares of common stock by the Company, the warrants issued do not contain any penalties for failure to register the shares available under the warrant agreements.

On November 29, 2012, Enservco entered into an investor relations services agreement with an unaffiliated consultant. Pursuant to this services agreement, the Company issued the consultant 125,000 shares of common stock, at $0.40 per share, in lieu of cash fees. The Company also granted the consultant a warrant to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable on May 31, 2013, based on certain conditions as set forth in the warrant agreement, at $0.40 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal years ended December 31, 2011, 2012 or subsequently, that were not previously disclosed in reports filed by the Company with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion provides information regarding the results of operations for the years ended December 31, 2012 and 2011, and our financial condition, liquidity and capital resources as of December 31, 2012 and 2011. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

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

Dillco’s fiscal year end was December 31, whereas prior to the Merger Transaction Aspen’s fiscal year end was June 30. Because Dillco was the accounting acquirer, the Merger Transaction resulted in the Company’s fiscal year end being deemed to change to December 31. Thus, starting with its Form 10-Q filed for the quarter ended September 30, 2010, the Company began filing annual and quarterly reports based on the December 31 fiscal year end of Dillco rather than the former (pre-acquisition) June 30 fiscal year end of Aspen. Although not required to complete the change of the fiscal year, more than a majority of the Company’s stockholders approved that change (as well as a change to the Company’s tax year) by consent.

Because of the business combination by which Dillco became a wholly owned subsidiary of Enservco, no separate discussion regarding Aspen’s financial condition or results of operations are included in this report.

Discussion of Operations for the years ended December 31, 2012 and 2011

The following tables show the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	Years Ended December 31,
	2012	% of Revenue	2011	% of Revenue

Revenues	$31,497,787	100%	$23,904,384	100%
Cost of Revenue	23,286,561	74%	17,828,834	75%
Gross Profit	8,211,226	26%	6,075,550	25%

Operating Expenses
General and administrative expenses	3,550,438	11%	3,515,213	15%
Depreciation and amortization	2,960,153	10%	4,188,052	17%
Total operating expenses	6,510,591	21%	7,703,265	32%

Income (Loss) from Operations	1,700,635	5%	(1,627,715)	(7)%
Other Expense	(872,368)	(3)%	(868,018)	(4)%

Income (Loss) From Continuing Operations Before Tax (Expense) Benefit	828,267	2%	(2,495,733)	(11)%
Income Tax (Expense) Benefit	(426,779)	(1)%	897,923	4%
Income (Loss) From Continuing Operations	$401,488	1%	$(1,597,810)	(7)%

Discontinued Operations
Loss from discontinued operations	(797,636)	(3)%	(605,650)	(2)%
Income tax benefit	311,078	1%	236,204	1%
Loss on discontinued operations, net of tax	$(486,558)	(2)%	$(369,446)	(1)%

Net Loss	$(85,070)	(1)%	$(1,967,256)	(8)%

Earnings (Loss) per Common Share – Basic
Income from continuing operations	$0.02		$(0.07)
Discontinued operations	$(0.02)		$(0.02)
Net Loss	$(0.00)		$(0.09)

Earnings (Loss) per Common Share – Diluted
Income from continuing operations	$0.02		$(0.07)
Discontinued operations	$(0.02)		$(0.02)
Net Loss	$(0.00)		$(0.09)

Basic weighted average number of common shares outstanding	23,389,151		21,778,866
Add: Dilutive shares assuming exercise of options and warrants	927,718		-
Diluted weighted average number of common shares outstanding	24,316,869		21,778,866

	Years Ended December 31,
	2012	2011

EBITDA* From Continuing Operations:
Income (Loss) From Continuing Operations	$401,488	$(1,597,810)
Add (Deduct):
Interest expense	902,152	699,230
Income tax expense (benefit)	426,779	(897,923)
Depreciation and amortization	2,960,153	4,188,052
EBITDA* From Continuing Operations	4,690,572	2,391,549
Add (Deduct):
Stock-based compensation	279,362	576,498
Warrants issued	-	46,353
Loss on disposal of equipment	5,739	119,023
Gain on sale of investments	(24,653)	-
Other (income) expense	(10,870)	49,765
Adjusted EBITDA* From Continuing Operations	$4,940,150	$3,183,188

EBITDA* From Discontinued Operations:
Loss From Discontinued Operations	$(486,558)	$(369,446)
Add (Deduct):
Interest expense	1,770	7,714
Income tax benefit	(311,078)	(236,204)
Depreciation and amortization	128,935	511,588
EBITDA* From Discontinued Operations	(666,931)	(86,348)
Add (Deduct):
Stock-based compensation	-	-
Warrants issued	-	-
Loss on disposal of equipment	-	-
Gain on sale of investments	-	-
Other (income) expense	-	-
Adjusted EBITDA* From Discontinued Operations	$(666,931)	$(86,348)

*Note: See below for discussion of the use of non-GAAP financial measurements.

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue from continuing operations for the Company’s three service offerings during the years ending December 31, 2012 and 2011 (for discussion around revenue from discontinued operations, see the Discontinued Operations section below as well as Note 3 to our consolidated financial statements within the Form 10K accompanying this report):

	Years Ended December 31,
	2012	2011
BY SERVICE OFFERING:
Fluid Management (1)	$9,503,952	$9,568,718

Well Enhancement Services (2)	21,601,870	13,776,450

Well Site Construction and Roustabout Services(6)	391,965	559,216

Total Revenues	$31,497,787	$23,904,384

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from continuing operations for the Company’s three geographic regions during the years ending December 31, 2012 and 2011 (again, for discussion around revenue from discontinued operations, see the Discontinued Operations section below as well as Note 3 to our consolidated financial statements within the Form 10K accompanying this report):

	Years Ended December 31,
	2012	2011
BY GEOGRAPHY:
Eastern USA Region (3)	$3,566,082	$6,690,568

Rocky Mountain Region (4)	16,299,862	6,837,628

Central USA Region (5)	11,631,843	10,376,188

Total Revenues	$31,497,787	$23,904,384

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.
(4)	Consists of western Colorado, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, Texas panhandle, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Amounts herein represent our Dillco construction and roustabout services. During 2012, the Heat Waves’ construction and roustabout service line was discontinued. See Note 3 to our consolidated financial statements accompanying the Form 10K within this report for more details.

Revenues:

The approximately $7.6 million or 32% increase in our revenues from continuing operations in fiscal year 2012 as compared to fiscal year 2011 is primarily due to (i) a normal winter season during the 2012-2013 heating season (as compared to the higher-than-average temperatures and moderate weather during the prior year’s winter), and (ii) due to increased heating capacity through the purchase and fabrication of additional trucks and equipment to service our well enhancement services. These factors are discussed in detail throughout this section; this section focuses on key increases in our revenues from continuing operations from our service line offerings and geographical regions, with additional discussions for any offsetting decreases. (See the Discontinued Operations section below for details of the revenues from discontinued operations.)

In general, on a service offering basis, the increase in revenues during 2012 included significant increases within our well enhancement services, and a slight reduction in revenues during the same period in our well site construction services. Revenues from fluid management services remained approximately the same during the twelve month period (though the revenues within this service line changed significantly on a regional level, as discussed further below).

In general, on a geographical basis, revenues from the eastern USA region decreased significantly during 2012, while revenues from operations in the Rocky Mountain region increased significantly during the same period. Revenues from operations in the Central USA region showed a slight increase during the twelve month period.

Specific factors that increased revenues during 2012, as compared to 2011:

(1)	During September 2011 the Company opened two new operation centers in a) Cheyenne, Wyoming (to expand service coverage within the D-J Basin and Niobrara formation), and b) Killdeer, North Dakota (to provide new service coverage within the Bakken formation of western North Dakota and eastern Montana);

(2)	During 2012 the Company expanded its heating capacity by investing in additional trucks and equipment to meet the growing demand for our frac heating and hot oiling services. As part of this expansion of trucks and equipment, the Company purchased and fabricated two new hot oil units and five double-burner frac heating units which were deployed into our Rocky Mountain region;

(3)	Though the Company’s Well Enhancement services of frac heating and hot oiling were affected by higher-than-average temperatures and moderate weather during the first quarter of 2011, weather patterns returned to normal during the end of the 2011-2012 heating season and again during the third and fourth quarters of 2012 which are the start of the 2012-2013 heating season. Also, due to our expansion and organic growth within our Rocky Mountain region where the winter season has a tendency to begin sooner in the fall and extend longer through the spring and summer, we were able to realize a longer heating season lasting into the summer of 2012 and we were also able to start the 2012 through 2013 heating season approximately two months sooner (beginning in mid-September 2012), as compared to prior years; and

(4)	Due to our expansion and organic growth within our Rocky Mountain and Central USA regions we were also able to execute additional Fluid Management agreements with key customers during 2012. These new agreements resulted in the Company investing in additional water transports. In total, the Company purchased and fabricated two new water transports, and also leased an additional seven water transports, which were deployed into our Rocky Mountain and Central USA regions during 2012. This factor, standing on its own and not taking into account any other changes in revenues period-over-period, accounted for an increase of approximately $1.7 million of revenues generated from our Fluid Management services within these regions during 2012, as compared to 2011. See below for a discussion around the decreases in Fluid Management services within our Dillco Fluid Service, Inc operations which offset the increase in revenues from our Rocky Mountain and other Central USA operations.

Specific factors that decreased revenues during 2012, as compared to 2011:

(1)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) decreased by approximately $3.1 million during 2012, as compared to 2011. Of the decrease in 2012, approximately $2.3 million relates to Well Enhancement services and $840,000 relates to Fluid Management services. These decreases are due to;

a.	Higher-than-average temperatures and moderate weather during the 2011-2012 winter season (what has been called one of the warmest winters on record); and

b.	A decrease in activity and demand due to low natural gas prices in the region.

Therefore, starting late in the fourth quarter of 2011 and continuing through the first quarter of 2012, we redeployed a majority of our equipment from our operation center in the Eastern USA region to operation centers within other regions.

(2)	In spite of the expansion and organic growth within our Rocky Mountain and Central USA regions during 2012 as explained above, Fluid Management services within our Dillco Fluid Service, Inc. operations (part of our Central USA region) decreased by approximately $1.0 million during 2012, as compared to 2011, due to losing a member of our Dillco Fluid Service, Inc. operations management team who took his small number of fluid service trucks and equipment and certain small, independent-customers to explore his own business opportunities.

Historical Seasonality of Revenues. Because of the seasonality of our frac heating and hot oiling business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year. In addition, the revenue mix of our service offerings also changes as our Well Enhancement services (which includes frac heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 60% or more of our total fiscal year revenues, with the remaining 40% historically split evenly between the second and third quarters. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company earned approximately $5.5 million and $5.2 million of its 2012 revenues during the second and third quarters of 2012, respectively, while earning approximately $9.5 million and $11.3 million during the first and fourth quarters of 2012, respectively. The 2011 comparison was similar; $4.2 million and $4.3 million in revenues during the second and third quarters of 2011, respectively, as compared to approximately $9.1 million and $6.3 million during the first and fourth quarters of 2011, respectively. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Costs of Revenues and Gross Profit:

Although revenues from continuing operations increased during fiscal year 2012, cost of revenues from continuing operations as a percentage of revenues remained relatively consistent when compared to the same period in 2011, resulting in consistent gross profit margins for both periods. (See the Discontinued Operations section below for details of the costs of revenues and gross profit from discontinued operations.)

This relatively consistent cost of revenues and consistent profitability rate for the two periods is primarily due to the following factors:

(1)	Although historically we experience higher gross profit margins for Well Enhancement services and have historically derived approximately 55% of our consolidated revenues from this line of service, in 2012, due to new frac heating and hot oiling customers in our Rocky Mountain and Central USA regions, our Well Enhancement services consisted of approximately 65% of our 2012 consolidated revenues. The change in revenue mix increased our profitability in this service line during 2012; and

(2)	Though new frac heating and hot oiling customers in our Rocky Mountain and Central USA regions provided for an increase to our revenue mix from Well Enhancement services during 2012, resulting in a positive swing in our profitability, this increased profitability was primarily realized only during the fourth quarter of 2012. As discussed throughout this report, the Company relies heavily on the ability to generate the majority of its revenues and gross profit during the heating season during the first and fourth quarters of our fiscal year (when temperatures are colder) through its frac heating and hot oiling services. As such, during the third and fourth quarters of 2011, in order to provide sufficient drivers and operators for the 2011-2012 heating season, the Company began fully staffing its operational centers with drivers and operators in order to meet the expected demand during the heating season. However, due to higher-than-expected temperatures during the 2011-2012 heating season, the expected demand for our heating services (frac heating and hot oiling) was delayed for several months. As such, during the first and second quarters of 2012, the lower-than expected revenues generated in those periods were not able to produce the same historical profit margins for those periods due to the increased direct costs incurred.

General and Administrative Expenses:

For the twelve months ended December 31, 2012, general and administrative expenses as a percentage of revenues decreased by 4%, as compared to the same period 2011. However, the dollar amount spent on our general and administrative expenses remained relatively consistent during the period. This consistency from 2012 to 2011 in dollars spent on general and administrative expenses is explained by the following factors:

Factors that increased general and administrative expenses during 2012, as compared to 2011:

(1)	Professional fees and other expenses incurred in 2012 in connection with efforts to refinance our debt obligations;

(2)	Costs incurred to hire outside consultants to manage and oversee our human resources and investor relations activities; and

(3)	Costs incurred in order to employ and retain experienced personnel to meet corporate management and staff needs; which included increased salary, benefits, and bonus expenses during the period.

Factors that decreased general and administrative expenses during 2012, as compared to 2011:

(1)	Termination of a key corporate employee during early 2012 which resulted in decreased salary and wages expense for 2012; and

(2)	Elimination of non-cash expenses for stock options granted to terminated employees, primarily due to the termination of the key corporate employee noted above. (All future expenses associated with terminated employees were eliminated in the current period due to forfeiture or cancellation of the option agreements upon termination of the employees and all expenses related to any unvested stock options were reversed, resulting in a net decrease to general and administrative expense for 2012.)

Depreciation and Amortization:

Our depreciation and amortization expenses decreased as a percentage of revenues for 2012, as compared to 2011, by approximately 7%, or a decrease in depreciation and amortization expense of approximately $1.2 million or 29%. During the second quarter of 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment and of its disposal wells. This change in accounting estimate decreased depreciation for 2012 by approximately $2.6 million (pre-tax difference), as compared to 2011. This decrease in depreciation for 2012 due to the change in accounting estimate noted above was offset by an increase in depreciation by approximately $1.4 million due to property and equipment purchases during fiscal year 2011 of approximately $5.6 million and another $4.2 million in purchases during 2012 (purchase amounts include leases of approximately $282,000 and $438,000, respectively).

Results of Operations:

For 2012, the Company recognized income from operations of approximately $1.7 million. For the same period in 2011, the Company recognized a loss from operations of approximately $1.6 million. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, the approximate $3.3 million positive swing in our results from operations during 2012, as compared to 2011, was primarily a result of an approximate $7.6 million or 32% increase in revenues, with the cost of revenues from continuing operations as a percentage of revenues remaining relatively consistent year-over-year, and an approximate $1.2 million or 29% decrease in depreciation expense.

Management believes that this improvement in our results of operations reflects the beneficial effect of our expanded and increased operations (as discussed throughout this report), a focus on obtaining profitability, and the benefit of the colder weather in the first and last quarters of the year. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Income Taxes:

For 2012, the Company recognized income from continuing operations before taxes of approximately $830,000. The Company recognized a tax expense on this income from continuing operations of approximately $430,000. This resulted in an effective tax rate on income from continuing operations of approximately 52%. This high effective tax rate, as compared to a generally expected corporate tax rate of 34%, is primarily due to permanent book income vs. taxable income differences and state and local income tax. See Note 13 Taxes on Income from Continuing Operations in the notes to the consolidated financials statements within the Form 10K accompanying this report for further details.

Discontinued Operations:

During the year ended December 31, 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service. The Company, in accordance with US GAAP, has delineated all results of operations as continuing operations or discontinued operations, from the well-site construction and roustabout line of service, for the years ending December 31, 2012 and 2011. As such, the operating results of this line of service are reported as Loss on discontinued operations, net of tax in our consolidated statements of income for all periods presented. As permitted under US GAAP, the Company has elected to not separately disclose cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the years ending December 31, 2012 and 2011.

The following table provides the components, as presented in our consolidated statements of income, of discontinued operations, net of tax:

	For the Years Ended
	December 31,
	2012	2011

Revenues	$617,406	$766,287
Cost of Revenue	1,284,337	852,635

Gross Profit	(666,931)	(86,348)

Operating Expenses
Depreciation and amortization	128,935	511,588

Loss from Operations	(795,866)	(597,936)

Other Expense
Interest expense	1,770	7,714

Loss from discontinued operations	(797,636)	(605,650)
Income tax benefit	311,078	236,204
Loss on discontinued operations, net of tax	$(486,558)	$(369,446)

Overall discussion of the declining Revenues, Profitability, and Results of Operations, and the increasing Cost of Revenue from Discontinued Operations:

During 2011, Heat Waves’ construction division, which operates Heat Waves’ well-site construction and roustabout line of service, was dispatched out of our Garden City, Kansas location. Due to the declining revenues and profitability at this location, due to a significant decrease in the number of new wells being drilled in the Garden City area (revenues were primarily generated from construction and maintenance of new well pads, well lease roads, etc.), the construction assets were redeployed to our North Dakota location; located in the Killdeer, ND area to service the Bakken Shale formation.

Throughout the spring and early summer of 2012, as our equipment sat idle, the Company reassessed its ability to capture the desired and expected market share, and determined that the demand for construction crews in the ND area had decreased significantly since Heat Waves’ redeployed its assets to the ND area, as compared to preliminary forecasts, due to the number of construction companies that flooded the ND area soon after Heat Waves’ arrival.

Due to the inability to capture the early market share and the overall limited construction contracts awarded by E&P operators, Heat Waves was unable to realize the forecasted revenues and gross margins to make its construction division profitable, and due to the lack of profitable alternatives, decided to exit the well-site construction and roustabout line of service completely and focus its efforts and capital on its frac heating, hot oiling, and water hauling divisions. As such, in December 2012 plans were initiated to close the North Dakota – construction operations and sell off all of Heat Waves’ owned construction equipment to third parties.

Depreciation and Amortization from Discontinued Operations:

The depreciation expense from discontinued operations was associated with the fixed assets (trucks and equipment) utilized within the Heat Waves construction division, which operates Heat Waves’ well-site construction and roustabout line of service. As discussed above, during the second quarter of 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its construction equipment). Through this assessment, the Company increased the useful lives of its trucks and equipment. This change in accounting estimate decreased depreciation on Heat Waves’ construction division for 2012 by approximately $380,000 (pre-tax difference), as compared to 2011. Though the construction division leased trucks and equipment (through operating leases) to meet customer demand, as discussed above, Heat Waves’ did not purchase a significant amount of new trucks and equipment to be utilized within its construction division; see the major classes of assets and liabilities from discontinued operations table and discussion below, and Note 6 in the notes to the consolidated financials statements within the Form 10K accompanying this report, for further details.

As part of the Company’s decision to discontinue its Heat Waves’ well-site construction and roustabout line of service, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service. As such, in accordance with US GAAP, the Company has classified these fixed assets as Fixed assets held for sale in our consolidated balance sheet as of December 31, 2012; see Note 6 in the notes to the consolidated financials statements within the Form 10K accompanying this report for further details. In accordance with US GAAP, as permitted, the Company elected to present and disclose all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financials statements.

The following table provides the major classes of assets and liabilities from discontinued operations, as of:

	December 31,
	2012	2011

Accounts Receivable	$153,754	$87,740
Fixed Assets Held for Sale, net	304,429	412,831

Total Discontinued Assets	$458,183	$500,571

Accounts payable and accrued liabilities	219,882	29,637

Total Discontinued Liabilities	$219,882	$29,637

Fixed Assets Held for Sale

The 2012 and 2011 balances within Fixed Assets Held for Sale in the table above represent trucks and equipment association with Heat Waves’ well-site construction and roustabout line of service. See Note 6 in the notes to the consolidated financials statements within the Form 10K accompanying this report for further details.

Accounts Receivable

The 2012 and 2011 balances within Accounts Receivable in the table above represent trade accounts receivable recorded in association with Heat Waves’ well-site construction and roustabout line of service. These receivable balances were deemed fully collectible by the Company and no significant allowance for doubtful accounts was associated with these accounts receivable balances at December 31, 2012 and 2011.

Accounts Payable

The 2012 and 2011 balances within Accounts Payable in the table above represent trade accounts payable recorded in association with Heat Waves’ well-site construction and roustabout line of service. During 2012, the majority of these payable balances were amounts owed on the leased construction equipment.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2012	2011

EBITDA* From Continuing Operations:
Income (Loss) From Continuing Operations	$401,488	$(1,597,810)
Add (Deduct):
Interest expense	902,152	699,230
Income tax expense (benefit)	426,779	(897,923)
Depreciation and amortization	2,960,153	4,188,052
EBITDA* From Continuing Operations	4,690,572	2,391,549
Add (Deduct):
Stock-based compensation	279,362	576,498
Warrants issued	-	46,353
Loss on disposal of equipment	5,739	119,023
Gain on sale of investments	(24,653)	-
Other (income) expense	(10,870)	49,765
Adjusted EBITDA* From Continuing Operations	$4,940,150	$3,183,188

EBITDA* From Discontinued Operations:
Loss From Discontinued Operations	$(486,558)	$(369,446)
Add (Deduct):
Interest expense	1,770	7,714
Income tax benefit	(311,078)	(236,204)
Depreciation and amortization	128,935	511,588
EBITDA* From Discontinued Operations	(666,931)	(86,348)
Add (Deduct):
Stock-based compensation	-	-
Warrants issued	-	-
Loss on disposal of equipment	-	-
Gain on sale of investments	-	-
Other (income) expense	-	-
Adjusted EBITDA* From Discontinued Operations	$(666,931)	$(86,348)

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

Changes in Adjusted EBITDA*

For 2012, Adjusted EBITDA From Continuing Operations increased by approximately $1.8 million and Adjusted EBITDA Loss From Discontinued Operations increased by approximately $580,000, as compared to 2011.

The increase of Adjusted EBITDA From Continuing Operations during 2012, as compared to 2011, was primarily due to an increase in revenues from our well enhancement services within our Rocky Mountain and Central USA regions, due to new frac heating and hot oiling customers in those regions.

The increase to Adjusted EBITDA Loss From Discontinued Operations during 2012, as compared to 2011, was primarily due to the decline in revenues in 2012, as the construction division sat idle for many months in North Dakota waiting out the winter freeze and spring thaw laws and the Company was unable to enter into any long-term contracts until the end of the summer of 2012. The decline was also due to the increase in cost of revenues associated with leasing equipment to meet customer demands and for transporting the heavy construction equipment to North Dakota when the construction division assets were redeployed in first quarter of 2011.

Liquidity and Capital Resources:

The following table summarizes our statements of cash flows for the years ended December 31, 2012 and 2011 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2012	2011

Net cash provide from operating activities	$232,887	$2,963,149
Net cash used in investing activities	(2,480,043)	(5,016,089)
Net cash provided from financing activities	2,363,778	832,138
Net Increase (Decrease) in Cash and Cash Equivalents	116,622	(1,220,802)

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$533,627	$417,005

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Consolidated Financial Statements, the Company has elected to not separately disclose cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the years ending December 31, 2012 and 2011.

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011

Current Assets	$9,553,558	$6,402,945
Total Assets (including assets of discontinued operations)	25,857,026	22,120,672
Current Liabilities	7,997,228	9,085,572
Total Liabilities	19,040,678	18,993,298
Working Capital (Current Assets net of Current Liabilities)	1,556,330	(2,682,627)
Stockholders’ equity	6,816,348	3,127,374

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Consolidated Financial Statements, the Company has classified fixed assets associated with discontinued operations as Fixed assets held for sale in our consolidated balance sheet as of December 31, 2012. The Company elected to present and disclose all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financials statements; see Note 3 within the Notes to the Consolidated Financial Statements for further details.

In current and prior periods, we have relied on cash generated from operations and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At December 31, 2012, we had approximately $2.8 million available under our asset based, revolving credit facility.

As noted within Footnote 8 to the Consolidated Financial Statements as disclosed within this Form 10K, on November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a Credit Agreement and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank. This refinancing has positively bolstered our working capital position, as well as provided for an increased revolving credit facility. Based on our existing operating performance, coupled with the recent refinancing, we believe we will have adequate funds to meet operational and capital expenditure needs for fiscal year 2013 and beyond. However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

As of December 31, 2012 we had working capital of approximately $1.6 million, an increase in working capital of approximately $4.3 million as compared to our 2011 fiscal year end. There were various components contributing to the 2012 increase in the working capital:

Factors that increased our working capital –

1.	An increase in accounts receivable balances of approximately $3.3 million due to an approximate $5.1 million increase in fourth quarter 2012 revenues as compared to the same period in 2011.

2.	A decrease in the current portion of the long-term debt of approximately $1.6 million due to the refinancing of our Term Loan with PNC Business Credit on November 2, 2012.

Factors that had a negative effect on our working capital –

1.	A decrease in inventories of approximately $275,000 due to the Company closing its yard in the Uintah basin in northeastern Utah that included an acidizing operation that utilized inventory of acid and chemicals.

2.	An increase in accounts payable and accrued bonuses of approximately $630,000 directly related to the significant increases in well enhancement revenues during the fourth quarter of 2012 as compared to the same period in 2011; and

3.	A decrease in marketable securities of approximately $150,000 due to the sale of securities at approximately $180,000, offset by the gain on the sale of these securities by approximately $30,000.

Investing and Financing Activities

Our capital expenditures for 2012 were approximately $4.2 million, as compared to approximately $5.6 million during 2011 (purchase amounts include leases of approximately $438,000 and $282,000, respectively). Also, in order to fund some of our capital expenditures we sold some of our marketable securities during the first six months of 2012 resulting in proceeds of approximately $180,000. During 2012, we disposed of obsolete or retired trucks and equipment resulting in proceeds of approximately $530,000, and also sold two properties from our Utah operations center, located in the Uintah basin, for combined cash proceeds of $625,000. These items, combined, explain the significant decrease of approximately $2.5 million in the cash used in investing activities during 2012, as compared to 2011.

On November 2, 2012, the Company refinanced its Term Loan debt and its revolving line of credit through PNC Business Credit. As part of the additional, private equity placement in November 2012, pursuant to the PNC Credit Facility, the Company received cash proceeds from the issuance of stock of approximately $2.0 million. The Company had net proceeds from the issuance of long-term debt (i.e. net of long-term debt repayments) of approximately $480,000. The Company also had net payments on its line of credit of approximately $100,000. These items, combined, explain the significant increase of approximately $1.5 million in the cash provided from financing activities during 2012, as compared to 2011.

As of December 31, 2011 we had outstanding purchase orders of approximately $500,000 for heating and other units to meet the demand of our customers. We purchased this equipment in the first and second quarters of 2012. As of December 31, 2012 we have executed commitments for approximately $900,000 for additional heating equipment. A majority of these assets were purchased and delivered as of the date of this filing.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of December 31, 2012 consisted of the PNC Term Loan, the PNC Revolving Line of Credit, a Great Western Bank Real Estate Loan entered into to fund the new operation center in North Dakota, as well as other bank debt and certain capital and operating leases.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.  Although all these obligations are not obligations of Enservco itself, as of the date of this report they are obligations and commitments of the Company on a consolidated basis and may affect the Company’s liquidity and financial obligations going forward.

Going forward, and subject to the availability of adequate financing, the Company hopes to expand its business operations by acquiring additional equipment, increasing the volume of services we currently offer, expanding the services we offer to our customers, and engaging in strategic transactions with companies that offer services that are similar or complementary to those that the Company offers.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

During fiscal year 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the twelve months ended December 31, 2012, the change in accounting estimate decreased depreciation for the period by approximately $2.6 million (pre-tax difference), decreasing Loss from Operations and Net Loss by this amount, or by approximately $0.11 earnings per basic and diluted common share, respectively.

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2012 or 2011.

Intangible Assets:

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and are being amortized over the five-year contractual periods. Amortization expense is expected to be recognized through June 2013.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that the intangible asset is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2012 and 2011, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

Income Taxes:

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of December 31, 2012 or 2011. The Company files tax returns in the United States, in the states of Colorado, Kansas, North Dakota, and Pennsylvania. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Leve l:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Stock-based Compensation:

The Company uses the fair value method of accounting for stock-based compensation, where Stock-based compensation costs are measured at fair value, determined using the stock price on the date of grant, and charged to expense over the requisite service period.

Loan Fees and Other Deferred Costs:

In the normal course of business, the Company often enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and defers the expensing of these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements.

Revenue Recognition:

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, and services are provided and collection is reasonably assured.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item begins on page 82 of Part III of this report on Form 10-K and is incorporated into this part by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2012 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2012, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

As of March 15, 2013, the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers are as set forth in the below table.

Name	Age	Position
Michael D. Herman	55	Chief Executive Officer and Chairman of the Board of Directors

Rick D. Kasch	62	Director, President, Treasurer, and Chief Financial Officer

R.V. Bailey	80	Director

Gerard Laheney	75	Director

Austin Peitz	34	Vice President of Field Operations

In the agreement for the 2010 Merger Transaction, Aspen agreed to appoint two persons designated by Dillco to the Board of Directors – being Messrs. Herman and Laheney. Both were reelected during 2011 and 2012 at the annual meetings of shareholders held during July of each year. Mr. Kasch was first elected as a member of the Board of Directors during the July 2012 annual meeting. Except for that agreement, there is no agreement or understanding between Company and any director or executive officer pursuant to which he was selected as an officer or director.

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

Rick D. Kasch. Mr. Kasch was appointed as the Company’s Executive Vice President and Chief Financial Officer on July 27, 2010. On July 19, 2011 he was appointed as the President, Treasurer, and Chief Financial Officer of the Company, and he was reappointed to those positions at the July 28, 2011 board meeting. On July 25, 2012 Mr. Kasch was elected by the shareholders as a member of the Board of Directors. Mr. Kasch served as the principal financial officer of the Company’s predecessor (Enservco LLC) since its inception in May 2007. Mr. Kasch also served as the principal financial officer, Secretary and Treasurer of Dillco since December 2007. Further, he has served as a manager and the principal financial officer for Heat Waves since March 2006. Since 2004, Mr. Kasch has also served as the Chief Financial Officer of Key Food Ingredients LLC, a company that distributes dehydrated vegetables. Additionally, Mr. Kasch has served as the Chief Financial Officer for various other companies, including software development companies and internet based companies. Mr. Kasch does not serve as a director of any public companies. Mr. Kasch received a BBA - Accounting degree from the University of South Dakota. Mr. Kasch is a CPA but does not hold an active license.

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

Gerard P. Laheney. Mr. Laheney was appointed to the Company’s Board of Directors on July 27, 2010 and continues to serve as a director.  Mr. Laheney has approximately twenty-seven years of experience in the financial industry as he has long served as a financial adviser and asset manager. Since 1993, Mr. Laheney has served as the President of Aegis Investment Management Company, an investment advisory firm specializing in global investment portfolio management.  Mr. Laheney previously served in other positions in the financial industry, including serving as a Vice President of Dean Witter Reynolds from April 1990 to December 1993. Mr. Laheney served on the Board of Directors of Reading International, Inc. (NASDAQ RDI) from 2001 through 2011 and is currently employed by RDI as a consultant in the area of global markets and currencies.

Austin Peitz. Mr. Peitz has been Vice President – Field Operations since January 2013 and has been a significant employee of the Company for a substantial period of time. Mr. Peitz has worked for Heat Waves since October 1999 and has been involved in nearly all aspects of operations since that time. In his current position as Vice President – Field Operations, Mr. Peitz is in charge of overseeing and coordinating field operations.

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

The Company believes that each of the persons that now comprise its Board of Directors have the experience, qualifications, attributes and skills when taken as a whole will enable the Board of Directors to satisfy its oversight responsibilities effectively. With regard to the current members of the Board of Directors the following factors were among those considered that led to the Board’s conclusion that each would make valuable contributions to the Board:

▪	Michael Herman: Mr. Herman has been actively involved with the Company’s business operations and strategy, for several years and has a significant amount of knowledge regarding its current and contemplated business operations. Further, he has been active in the oil and natural gas producing and servicing business since the mid-1980’s and has a broad range of experience in business outside of the oil and natural gas industry that the Board believes is valuable in forming the Company’s business strategy and identifying new business opportunities.

▪	Rick Kasch: Mr. Kasch has been actively involved with the Company’s financing, budget and forecasting, business operations, and strategy, for several years and has a significant amount of knowledge regarding its current and contemplated business operations. His experience in locating and executing favorable financing opportunities (both through debt and equity placements) is crucial in the continued development and growth of the Company.

▪	R.V. Bailey: Mr. Bailey has a significant amount of experience in the natural resource exploration and development arena, including his experience in the oil and natural gas sectors. Additionally, Mr. Bailey was a founding member of Aspen and gained a significant amount of experience with respect to the stockholder relations and the administration of companies subject to the reporting requirements of the Securities Exchange Act of 1934. Mr. Bailey is also familiar with a significant number of the Company’s larger pre-Merger Transaction stockholders.

▪	Gerard P. Laheney: Mr. Laheney has a significant amount of experience within the asset management industry and with the capital markets. The Board believes Mr. Laheney’s experience and knowledge with the capital markets are valuable to the Board of Directors as a whole.

Significant Employees

David C. Potter is Controller and Secretary of the Company. Mr. Potter holds a Master degree in Accounting, has over eight years of experience in accounting (both public and private sectors, including over five years of experience with “Big 4” accounting firms), and holds an active CPA license. The Board of Directors has determined that the offices of Controller and Secretary are not positions as “executive officers” of the Company as that term is used in Item 401(b) of SEC Regulation SK, and are not “officers” as that term is defined in SEC Rule 16a-1(f) in that the positions of Controller and Secretary do not have policy-making functions and consequently are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934. Mr. Potter is a significant employee as that term is used in Item 401(d) of SEC Regulation S-K in that he has made and is expected to continue to make significant contributions to the business of Enservco and its subsidiaries.

There are no other significant employees than those already discussed herein.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2012, and subsequently, we believe that during the Company’s 2012 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2012 and 2011 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

						(1)	Non-Equity	Non-Qualified
Name and	Fiscal		Bonus		Stock	Option	Incentive Plan	Deferred Plan	All Other
Principal Position	Year	Salary	and Other		Awards	Awards	Compensation	Compensation	Compensation		Total

Michael D. Herman, CEO and Chairman (2)	2012	$-	$187,500	(2)	$-	$-	$-	$-	$61,723	(2)	$249,223
	2011	$-	$90,000	(2)	$-	$-	$-	$-	$93,061	(2)	$183,061

Rick D. Kasch, Director, President, Treasurer, and CFO	2012	$225,866	$50,000		$-	$231,183	$-	$-	$43,099	(3)	$550,148
	2011	$200,721	$65,000		$-	$373,726	$-	$-	$28,309	(3)	$667,756

Austin Peitz, Vice President of Field Operations	2012	$156,635	$95,595		$-	$47,891	$-	$-	$40,852	(3)	$340,973
	2011	$120,000	$97,763		$-	$48,093	$-	$-	$27,170	(3)	$293,026

(1)         Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See note 15 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)         In both fiscal 2012 and fiscal 2011 Mr. Herman elected not to receive any base compensation because he believed that the funds that would have been used to pay his salary were better devoted to helping to grow and develop the Company’s business operations. Mr. Herman’s compensation from the company during 2012 and 2011 consisted of (i) a discretionary bonus awarded, as approved by the board, (ii) payment of accrued interest on the related party subordinated debt as loaned to the Company by Mr Herman, (iii) the Company paying for his health, life, dental and vision insurance premiums, and (iv) Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay Mr. Herman a continuing guarantee fee of $150,000 per year (paid out as $12,500 per month); such payment would continue for so long as Mr. Herman is liable as guarantor of Company debt. Mr. Herman is not involved in the day-to-day operations of the Company but serves as CEO to provide strategic guidance on an as needed basis.  The Company evaluated the services provided by Mr. Herman during the years ended December 31, 2012 and 2011 and determined that it was not necessary to impute compensation for financial reporting purposes.

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

The Company’s Chief Executive Officer is not paid a base salary as he has elected to forego the receipt of a salary. Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay the Chief Executive Officer a continuing guarantee fee of $150,000 per year (paid out $12,500 monthly, at the beginning of the month); such payment would continue for so long as the Chief Executive Officer is liable as guarantor of Company. This annual payment is not viewed as a base salary; it is deemed a fee paid to the Chief Executive Officer for risks associated with the personal guarantees given on behalf of the Company for various debt agreements held by the Company.

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

In conjunction with entering into an employment agreement on July 27, 2010, Rick Kasch, the Company’s Director, President, and Chief Financial Officer, was granted an option to acquire 300,000 shares of Company common stock. Subsequent to this first issuance, on July 19, 2011 and again on February 10, 2012 and on June 6, 2012, Mr. Kasch was granted options to acquire 600,000, 400,000, and 425,000 shares of the Company’s common stock, respectively. Due to vesting terms that would never be realized, the Board of Directors terminated Mr. Kasch’s February 2012 options and subsequently approved Mr. Kasch’s June 2012 options. The exercise price of the non-terminated options is $0.49, $1.10, and $0.46 per share, respectively. All three options are exercisable for a five year term. The option granted on July 27, 2010 had one third of the options vesting immediately upon grant with the remaining portion of the options to vest on a pro-rata basis on each of the first two anniversary dates of the option grant date. The options granted on July 19, 2011 had one half of the options vesting immediately with the second half to vest on the first anniversary of the option grant date. The options granted on June 6, 2012 had 150,000 shares vesting immediately upon grant with another 150,000 shares to vest on the first anniversary and the remaining 125,000 shares to vest on the second anniversary of the option grant date.

In conjunction with entering into an employment agreement on July 27, 2010, Austin Peitz, the Company’s Vice President of Field Operations, was granted an option to acquire 450,000 shares of Company common stock. Subsequent to this first issuance, on June 6, 2012 Mr. Peitz was granted options to acquire 300,000 shares of the Company’s common stock. These options are exercisable for a five year term with an exercise price of $0.49 and $0.46 per share, respectively. The shares granted on July 27, 2010 had one third of the options vesting immediately at the time of grant, with the remaining portion of the option to vest on a pro-rata basis on each of the first two anniversary dates of the option grant date. The shares granted on June 6, 2012 vest on a pro-rata basis (one-third, or 100,000 shares each year) on each of the three anniversary dates of the option grant date.

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

The employment agreements we have entered into with certain of our executive officers provide that each is eligible to receive a discretionary cash bonus. Such bonuses are to be considered and determined by the Board of Directors, and paid during the ninety day period beginning February 1 of the year following that year for which the bonus was earned. After the end of our 2012 fiscal year the Board of Directors awarded cash bonuses to the following Company executive:

▪	Michael Herman – Mr. Herman was rewarded a cash bonus of $50,000 for fiscal year 2012 with the entire bonus being paid to Mr. Herman in January 2013.
▪	Rick Kasch – Mr. Kasch was rewarded a cash bonus of $50,000 for fiscal year 2012 with the entire bonus being paid to Mr. Kasch in January 2013.
▪	Austin Peitz – Mr. Peitz was awarded a cash bonus of $95,595 for fiscal year 2012 with the entire bonus being paid to Mr. Peitz throughout 2012.

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

Employment Agreements

We have entered into employment agreements with certain Company officers and key employees, including Messrs. Herman, Peitz and Kasch (all of whom are listed in the executive compensation table above).

Michael Herman – Mr. Herman’s employment agreement is for a term through June 30, 2013. The agreement provides for no base salary, and Mr. Herman does not receive payment of a base salary; although he does receive a fee for personally guaranteeing a portion of the Company’s indebtedness. However, Mr. Herman will be eligible for an annual discretionary cash bonus based on Mr. Herman’s performance and the performance of the Company as a whole, with any bonus ultimately to be determined by the Board of Directors. Mr. Herman is entitled to receive standard employment benefits. If Mr. Herman is terminated without cause he will be entitled to health benefits for a period of eighteen months. The employment agreement also contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Starting February 1, 2012, pursuant to consent by the board dated February 10, 2012, the Company agreed to pay Mr. Herman a continuing guarantee fee of $150,000 per year; such payment would continue for so long as Mr. Herman is liable as guarantor of Company debt. This annual payment is not viewed as a base salary; it is deemed a fee paid to Mr. Herman for risks associated with the personal guarantees given on behalf of the Company for various debt agreements held by the Company.

Rick Kasch – Mr. Kasch’s employment agreement is for a term through June 30, 2014. The agreement provides for an annual salary of $225,000. Pursuant to the agreement the Company agreed to grant Mr. Kasch an option to acquire 300,000 shares of Company common stock in accordance with the Company’s 2010 Stock Incentive Plan. Mr. Kasch is also entitled to standard employment benefits and the use of a Company automobile or alternatively a car allowance of at least $1,000. The employment agreement contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

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

Austin Peitz –Mr. Peitz’s employment agreement is for a term through June 30, 2015. The agreement provides for an annual salary of $175,000. Pursuant to the agreement the Company agreed to grant Mr. Peitz an option to acquire 300,000 shares of Company common stock in accordance with the Company’s 2010 Stock Incentive Plan. Mr. Peitz is also entitled to standard employment benefits and the use of a Company automobile or alternatively a car allowance of at least $1,000. If Mr. Peitz is terminated without cause he is entitled to a severance payment equal to six months of his salary. The employment agreement contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions.

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2010 Stock Incentive Plan the Company granted certain of its executive officers stock options during the Company’s 2012 fiscal year; no other equity based awards were granted to executive officers during the fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2012, and subsequent thereto.

	Option Awards

	Number of Securities
	Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Nonvested	Price	Date

Rick Kasch, President, Treasurer, and CFO (1)	300,000	-0-	$0.49	07/30/2015
	600,000	-0-	$1.10	07/19/2016
	150,000	275,000	$0.46	06/05/2017
Rick Kasch Totals	1,050,000	275,000

Austin Peitz, Vice President of Field Operations (2)	450,000	-0-	$0.49	07/30/2015
	-0-	300,000	$0.46	06/30/2017
	-0-	50,000	$0.70	01/23/2018
Austin Peitz Totals	450,000	350,000

(1)	On July 30, 2010 Mr. Kasch was granted an option to acquire 300,000 shares of the Company’s common stock. The exercise price of the option is $0.49, and the option has a five year term. 100,000 shares underlying the option vested upon grant, with 100,000 shares vesting on each of July 30, 2011 and July 30, 2012. On July 19, 2011 Mr. Kasch was granted an option to acquire 600,000 shares of the Company’s common stock. The exercise price of the option is $1.10, and the option has a five year term. 300,000 shares underlying the option vested upon grant, with the remaining 300,000 shares vesting on July 19, 2012. Also, on June 6, 2012 Mr. Kasch was granted an option to acquire 425,000 shares of the Company’s common stock. The exercise price of the option is $0.46, and the option has a five year term. 150,000 shares underlying the option vested upon grant, with another 150,000 shares to vest on June 5, 2013 and the remaining 125,000 shares to vest on June 5, 2014.

(2)	On July 30, 2010 Mr. Peitz was granted an option to acquire 450,000 shares of the Company’s common stock. The exercise price of the option is $0.49, and the option has a five year term. 150,000 shares underlying the option vested upon grant, with 150,000 shares vesting on each of July 30, 2011 and July 30, 2012. On June 6, 2012 Mr. Peitz was granted an option to acquire 300,000 shares of the Company’s common stock. The exercise price of the option is $0.46, and the option has a five year term. The shares granted on June 6, 2012 vest on a pro-rata basis (one-third, or 100,000 shares each year) on each of the three anniversary dates of the option grant date. Subsequent to December 31, 2012, on January 23, 2013, Mr. Peitz was granted an option to acquire 50,000 shares of the Company’s common stock. The exercise price of the option is $0.70, and the option has a five year term. 16,667 shares underlying the option vest on January 1, 2014 and 2015, respectively, with the remaining 16.666 shares vesting on January 1, 2016.

Compensation of Directors

Originally, on July 27, 2010 the Company’s Board of Directors determined that each of the Company’s non-employee directors would receive $5,000 per fiscal quarter plus travel costs. Additionally, each of our non-employee directors was granted a stock option on July 27, 2010. Also on July 27, 2011, and again on July 25, 2012, the $5,000 quarterly director fee for non-employee directors was reapproved. As such, the table below reflects compensation paid to the members of the board during 2012.

				Non-Equity	Non-Qualified
	Fees Earned	Stock		Incentive	Deferred
	or Paid	Non-Qualified	Option	Plan	Compensation	All
Name	in Cash	Awards	Awards	Compensation	on Earnings	Other	Total

R.V. Bailey(1)	$20,000	$-	$-	$-	$-	$-	$20,000

Gerard Laheney (2)	$20,000	$-	$-	$-	$-	$-	$20,000

(1)	Mr. Bailey received fees in the amount of $20,000 in 2012 for serving on the Board of Directors. Prior to the Merger Transaction, Mr. Bailey served as an officer and director of Aspen and was paid an annual salary and also granted an option in February 2010. The remuneration received by Mr. Bailey as an officer and director of Aspen was disclosed in Aspen’s Annual Report on Form 10-K for its fiscal year ended June 30, 2010. The Company did not recognize any costs associated with these options granted by Aspen as they were fully vested upon change of control (as of the Merger Transaction date). The February 2010 options expire on February 15, 2015.

(2)	Mr. Laheney received fees in the amount of $ 20,000 in 2012 for serving on the Board of Directors. On July 30, 2010 Mr. Laheney was granted an option to acquire 200,000 shares of Company common stock. The option is exercisable for a five year term at $0.49 per share, and vested in full as of July 30, 2010. As such, no costs were incurred by the Company in 2012 for these options.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Management

As of March 15, 2013 the Company had 31,825,294 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 15, 2013 by each person who serves as a director and/or an executive officer of Enservco on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Michael D. Herman 501 South Cherry Street, Suite 320 Denver, CO 80246	Chief Executive Officer and Chairman	18,200,320	(2)	53.6%
R.V. Bailey 501 South Cherry Street, Suite 320 Denver, CO 80246	Director	1,367,275	(3)	4.3%
Gerard Laheney 501 South Cherry Street, Suite 320 Denver, CO 80246	Director	338,700	(4)	1.1%
Rick D. Kasch 501 South Cherry Street, Suite 320 Denver, CO 80246	President, Treasurer, and Chief Financial Officer	2,614,424	(5)	7.9%
Austin Peitz 501 South Cherry Street, Suite 320 Denver, CO 80246	VP of Operations	800, 000	(6)	2.5%
All current directors, executive officers and named executive officers as a group (5 persons)		23,320,719		64.5%

 Notes to Security Ownership of Management table shown above:

(1)	Calculated in accordance with 1934 Act Rule 13d-3.

(2)	Consists of:

(i)	6,533,660 shares acquired by Mr. Herman at the closing of the Merger Transaction;
(ii)	6,533,660 shares held by Mr. Herman’s spouse acquired at the closing of the Merger Transaction;
(iii)	4,222,000 shares Issued to Mr. Herman pursuant to conversion of subordinate debt to shares of common stock;
(iv)	warrants to purchase 2,111,000 shares of common stock at $0.55 per share acquired by Mr. Herman as a result of converting the subordinated debt owed to him by the Company on the same terms as other private equity placements made by investors; and
(v)	not including 1,200,000 shares sold by Mr. Herman in February 2013 and transferred to an unaffiliated party.

(3)	Consists of:
(i)	1,215,676 shares of stock held of record in the name of R. V. Bailey;
(ii)	3,959 shares of stock held jointly with Mr. Bailey’s spouse;
(iii)	11,220 shares of record in the name of Mieko Nakamura Bailey, his spouse (For the purposes of Section 16b of the Securities Exchange Act of 1934 Mr. Bailey disclaims beneficial ownership of the shares held by his spouse);
(iv)	stock options to purchase 36,420 shares of common stock at $2.14 per share; and
(v)	stock options to purchase 100,000 shares of common stock at $0.4125 per share that vested on July 27, 2010.

(4)	Consists of:
(i)	options to acquire 200,000 shares of common stock that were granted on July 30, 2010 and are exercisable for a five-year term; and
(ii)	138,700 shares acquired by Mr. Laheney from Hermanco, LLC (an affiliate of Mr. Herman).

(5)	Consists of:
(i)	1,451,924 shares acquired upon the closing of the Merger Transaction;
(ii)	Options to acquire 300,000 shares of common stock granted on July 30, 2010 and that are exercisable for a five-year term at $0.49 per share;
(iii)	Options to acquire 600,000 shares of common stock granted on July 19, 2011 and that are exercisable for a five-year term at $1.10 per share;
(iv)	options to acquire 150,000 shares of common stock granted on June 6, 2012 and that are exercisable for a five-year term at $0.46 per share;
(v)	75,000 shares issued pursuant to additional equity raised in conjunction with PNC Credit Facility agreement; and
(vi)	warrants to purchase 37,500 shares of common stock at $0.55 per share.

(6)	Consists of:
(i)	Options to acquire 450,000 shares of common stock granted on July 30, 2010 and that are exercisable for a five-year term at $0.49 per share;
(ii)	Options to acquire 300,000 shares of common stock granted on July 6, 2012 and that are exercisable for a five-year term at $0.46 per share; and
(iii)	Options to acquire 50,000 shares of common stock granted on January 23, 2013 and that are exercisable for a five-year term at $0.70 per share.

Note: Does not include the unvested portion of the stock options granted to Mr. Kasch on February 10, 2012* (400,000 shares) and on June 5, 2012* (275,000 shares). Also does not include the unvested portion of the stock options granted to Mr. Peitz on July 6, 2012 (300,000 shares) and on January 23, 2013 (50,000 shares).

*On June 5, 2012, the Board of Directors determined that the February 2012 options (400,000 shares) issued to Mr. Kasch had expired because the conditions precedent to their vesting would not be met. On June 5, 2012, the Board of Directors approved the granting of options for Mr. Kasch to purchase 425,000 shares, which were priced at the closing price on June 6, 2012.

Security Ownership of Certain Beneficial Owners

As of March 15, 2013, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who does not serve as an executive officer or director of the Company, except for Mr. Herman’s spouse (whose shares are included in Mr. Herman’s beneficial ownership reported in the table above) and Cross River Partners LP (as presented in the table below).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Common Stock
Cross River Partners LP 456 Main Street, 2nd Floor Ridgefield, CT 06877	4,414,500	(2)	13.4%

(1)	Calculated in accordance with 1934 Act Rule 13d-3.

(2)	Consists of:

(i)	2,143,000 shares issued pursuant to additional equity raised in conjunction with PNC Credit Facility agreement;
(ii)	warrants to purchase 1,071,500 shares of common stock at $0.55 per share; and
(iii)	1,200,000 shares purchased from Mr. Herman in February 2013.

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

Change in Control Arrangements

As of March 15, 2013, there are no arrangements that would result in a change in control of the Company.

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

Employment Agreements:

See Item 11 - Executive Compensation of this Form 10-K for a discussion of the employment agreements between the Company and each of Messrs. Herman, Kasch and Peitz.

Loan Transactions:

1.          On November 21, 2009, Michael D. Herman (the Company’s Chairman and Chief Executive Officer), loaned $500,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note”). The Heat Waves Note accrues interest at 3% per annum and is due in full by December 31, 2018. As part of loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance.

On July 29, 2011, upon approval by the Board of Directors, Mr. Herman received a principal payment on the subordinated debt in the amount of $222,240. The entire payment was applied to the principal paydown of this loan. On October 4, 2011 and again on October 29, 2012, upon management approval, Mr. Herman received an interest payment in the amount of $27,456 and $7,000, respectively, on this loan. On November 2, 2012, pursuant to the terms and conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman was required to convert the remaining principal balance of $277,760 on this loan into common shares of the Company’s common stock through a stock subscription agreement, on that date. The outstanding accrued interest of $1,356 on this loan was paid out in cash to Mr. Herman on or around the same date as the stock subscription agreement.

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

On November 2, 2012, pursuant to the terms and conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman was required to convert the remaining principal balance of $1.2 million on this loan in common shares of the Company’s common stock through a stock subscription agreement on that date. The outstanding accrued interest of $43,662 on this loan was paid out in cash to Mr. Herman on or around the same date as the stock subscription agreement.

2012 Conversion Agreement with Mr. Herman:

In November 2012 Enservco entered into a new lending relationship with PNC Business Credit (“PNC”) which replaced the prior credit arrangement with Great Western Bank. As noted in prior reports, there had been certain covenant issues in the Great Western Bank arrangement, but Great Western Bank had never declared default in the lending relationship. Nevertheless, Great Western had advised Enservco that it must refinance the debt in whole by no later than March 31, 2013.

As a condition of the refinancing with PNC, PNC required that Mr. Herman continue to guarantee Enservco’s indebtedness, although it reduced the guarantee amount to $3,500,000 from the unlimited guarantee imposed by Great Western Bank. PNC required that Mr. Herman pledge 250,000 shares of Pyramid Oil Company (“PDO”), an unaffiliated company, to collateralize his guaranty agreement. PNC also required that Mr. Herman convert his subordinated indebtedness (a total of $1,477,760) into equity of Enservco. (Note: PNC also required a minimum of $1,250,000 of new equity financing prior to closing on the PNC agreement.)

With the consent of the Board of Directors of Enservco, Mr. Herman consented to provide his accommodations to facilitate the PNC lending arrangement. As a condition of his agreement, Mr. Herman asked that Enservco:

1.	Continue payment of the guarantee fee approved in February 2012 for so long as he guaranteed any portion of Enservco’s indebtedness; and

2.	Consent to Mr. Herman’s conversion of his subordinated debt), as required by PNC, at its face value into common stock and warrants on the same terms as the private placement being offered to investors (i.e. Units at $350 per Unit, each Unit consisting of 1,000 shares of Enservco common stock and warrants to purchase 500 shares at $0.55 per share).

In resolutions adopted on October 24, 2012, by the directors other than Mr. Herman (who was not present for that discussion and resolution), the Board of Directors approved Mr. Herman’s terms and concluded that the transaction contemplated in Mr. Herman’s offer was in the best interests of the Company, and that the consideration received by the Company for the issuance of the shares and warrants contained in the Units to be issued upon such conversion was fair and adequate. The acceptance was subject to the completion of the PNC financing which was completed in November 2012. Because of the short delay between the October 24, 2012 resolutions and the completed financing, the Board of Directors of Enservco reaffirmed the October 24, 2012 resolutions by statement of consent dated October 31, 2012.

As a result of the completion of the PNC financing, Mr. Herman entered into a guarantee agreement for $3,500,000 and pledged his shares of PDO (as described above), and converted his debt from the Company in the principal amount of $1,477,760 into 4,222 Units (being 4,222,000 shares and 2,111,000 warrants to purchase common stock at $0.55 per share). The approximate $45,000 of accrued interest owed Mr. Herman was paid in cash from funds received through the PNC agreement and the private equity placement required therein. Also as a result of the completion of the PNC financing, Mr. Herman was relieved of his unlimited guarantee to Great Western Bank.

Related Party Purchase in Equity Offering:

As discussed above, a condition of the PNC financing transaction was that Enservco raise at least $1,250,000 in equity in a private equity placement. This private placement was completed in November 2012. Rick D. Kasch, the Company’s President and Chief Financial Officer, was one of the purchasers in the private equity placement. Mr. Kasch invested $26,250 on the same terms as the unaffiliated investors (i.e. Units at $350 per Unit, each Unit consisting of 1,000 shares of Enservco common stock and warrants to purchase 500 shares at $0.55 per share). As such, Mr. Kasch acquired 75 units, or 75,000 shares of Common stock of the Company, and was granted warrants to purchase 37,500 shares of Common stock of the Company at $0.55 per share.

Director Independence

As of March 15, 2013, the Company’s Board of Directors consists of Messrs. Herman, Kasch, Bailey, and Laheney. The Company utilizes the definition of “independent” as it is set forth in Section 803A of the NYSE Amex Company Guide. Further, the board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships). Currently, only Mr. Laheney is considered an independent director.

ITEM 14.   PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

Audit Related Fees

EKS&H LLLP (EKS&H) billed the Company aggregate fees for audit services in the amount of approximately $100,000 for the fiscal year ended December 31, 2012 and approximately $103,675 for the fiscal year ended December 31, 2011, and fees for audit-related services in the amount of approximately $15,164 for the fiscal year ended December 31, 2012 with no audit-related fees for the fiscal year ended December 31, 2011. These amounts were billed for professional services that EKS&H provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax Fees

EKS&H billed us aggregate fees in the amount of approximately $1,900 for the fiscal year ended December 31, 2011, for tax compliance services, with no tax compliance fees for the fiscal year ended December 31 2012.

All Other Fees

No other fees were billed by EKS&H for any services provided by them, other than those noted above, for fiscal years ended December 31, 2012 and 2011.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. The board of directors approved EKS&H performing our audit for the 2011 fiscal year and approved EKS&H performing our audit for the 2012 fiscal year.

PART IV.

ITEM 15.  EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation of Aspen Exploration Corporation. (2)
3.02	Amended and Restated Bylaws. (3)
10.01	Employment Agreement between the Company and Michael D. Herman. (3)(6)
10.02	Employment Agreement between the Company and Rick Kasch. (3)(5)(6)(7)
10.03	Intentionally omitted.
10.04	2008 Equity Plan. (4)
10.05	2010 Stock Incentive Plan. (3)
10.06	Business Loan Agreement with Great Western Bank. (3)
10.07	Business Loan Agreement with Great Western Bank. (3)
10.08	Form of Indemnity Agreement. (3)
10.09	Business Loan Agreement with PNC Bank. (8)
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (3)
21.1	Subsidiaries of Enservco Corporation. (3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer). Filed herewith.

(1)	Intentionally omitted.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 6, 2012, and filed on June 11, 2012.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 2, 2012, and filed on November 8, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2013

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Michael D. Herman
Principal Executive Officer

/s/ Rick D. Kasch
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 28, 2013	Michael D. Herman	/s/ Michael D. Herman
Chief Executive Officer (principal executive officer), and Chairman of the Board

March 28, 2013	Rick D. Kasch	/s/ Rick D. Kasch
President and Chief Financial Officer (principal financial officer and principal accounting officer)

March 28, 2013	R.V. Bailey	/s/ R.V. Bailey
Director

March 28, 2013	Gerard Laheney	/s/ Gerard Laheney
Director

ENSERVCO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	82

Financial Statements as of December 31, 2012 and December 31, 2011:

Consolidated Balance Sheets	83

Consolidated Statements of Operations and Comprehensive Loss	84

Consolidated Statement of Stockholders’ Equity	85

Consolidated Statements of Cash Flows	86-87

Notes to Consolidated Financial Statements	88-116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enservco Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Enservco Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enservco Corporation and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 28, 2013

Denver, Colorado

Enservco Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$533,627	$417,005
Accounts receivable, net	7,791,342	4,505,254
Marketable securities	-	150,793
Prepaid expenses and other current assets	802,020	593,291
Inventories	273,103	549,432
Deferred tax asset	153,466	187,170
Total current assets	9,553,558	6,402,945

Property and Equipment, net	15,020,890	14,759,039
Fixed Assets Held for Sale, net	304,429	412,831
Non-Competition Agreements, net	30,000	180,000
Goodwill	301,087	301,087
Long-term portion of interest rate swap	16,171	-
Other Assets	630,891	64,770

TOTAL ASSETS	$25,857,026	$22,120,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,585,785	$2,954,687
Line of credit borrowings	2,151,052	2,263,227
Current portion of long-term debt	2,236,343	3,867,658
Current portion of interest rate swap	24,048	-
Total current liabilities	7,997,228	9,085,572

Long-Term Liabilities
Deferred rent payable	20,860	22,044
Subordinated debt – related party	-	1,477,760
Long-term debt, less current portion	10,570,928	8,020,435
Deferred income taxes, net	451,662	387,487
Total long-term liabilities	11,043,450	9,907,726
Total liabilities	19,040,678	18,993,298

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value Authorized: 100,000,000 common shares and 10,000,000 preferred shares Issued: 31,928,894 common shares and -0- preferred shares Treasury Stock: 103,600 common shares
Issued and outstanding: 31,825,294 and 21,778,866 common shares, and -0- preferred shares each, at December 31, 2012 and December 31, 2011, respectively	159,127	108,894
Additional paid-in-capital	9,864,363	6,112,674
Accumulated deficit	(3,202,337)	(3,117,267)
Accumulated other comprehensive income	(4,805)	23,073
Total stockholders’ equity	6,816,348	3,127,374

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,857,026	$22,120,672

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	December 31,
	2012	2011

Revenues	$31,497,787	$23,904,384

Cost of Revenue	23,286,561	17,828,834

Gross Profit	8,211,226	6,075,550

Operating Expenses
General and administrative expenses	3,550,438	3,515,213
Depreciation and amortization	2,960,153	4,188,052
Total operating expenses	6,510,591	7,703,265

Income (Loss) from Operations	1,700,635	(1,627,715)

Other Income (Expense)
Interest expense	(902,152)	(699,230)
Loss on sale and disposal of equipment	(5,739)	(119,023)
Gain on sale of investments	24,653	-
Other	10,870	(49,765)
Total other expense	(872,368)	(868,018)

Income (Loss) From Continuing Operations Before Tax (Expense) Benefit	828,267	(2,495,733)
Income Tax (Expense) Benefit	(426,779)	897,923
Income (Loss) From Continuing Operations	$401,488	$(1,597,810)

Discontinued Operations
Loss from discontinued operations	(797,636)	(605,650)
Income tax benefit	311,078	236,204
Loss on discontinued operations, net of tax	$(486,558)	$(369,446)

Net Loss	$(85,070)	$(1,967,256)

Other Comprehensive (Loss) Gain
Unrealized gain on available-for-sale securities, net of tax	17,506	(133,665)
Unrealized loss on interest rate swap, net of tax	(4,805)	-
Reclassification into earnings, net of tax	(40,579)	-
Total other comprehensive loss	(27,878)	(133,665)

Comprehensive Loss	$(112,948)	$(2,100,921)

Earnings (Loss) per Common Share – Basic
Income from continuing operations	$0.02	$(0.07)
Discontinued operations	$(0.02)	$(0.02)
Net Loss	$(0.00)	$(0.09)

Earnings (Loss) per Common Share – Diluted
Income from continuing operations	$0.02	$(0.07)
Discontinued operations	$(0.02)	$(0.02)
Net Loss	$(0.00)	$(0.09)

Basic weighted average number of common shares outstanding	23,389,151	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	927,718	-
Diluted weighted average number of common shares outstanding	24,316,869	21,778,866

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statement of Stockholders’ Equity

	Common Stock
	Shares	Par Value	APIC	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance at January 1, 2011	21,778,866	$108,894	$5,489,823	$(1,150,011)	$156,738	$4,605,444

Net loss				(1,967,256)		(1,967,256)
Other comprehensive loss					(133,665)	(133,665)
Stock-based compensation			576,498			576,498
Issuance of warrants	-	-	46,353	-	-	46,353

Balance at December 31, 2011	21,778,866	$108,894	$6,112,674	$(3,117,267)	$23,073	$3,127,374

Net loss				(85,070)		(85,070)
Other comprehensive loss					(27,878)	(27,878)
Stock-based compensation			279,362			279,362
Issuance of Common Stock, private equity	5,699,428	28,497	1,966,303			1,994,800
Issuance of Common Stock for services	125,000	625	49,375			50,000
Conversion of subordinated debt	4,222,000	21,111	1,456,649	-	-	1,477,760

Balance at December 31, 2012	31,825,294	$159,127	$9,864,363	$(3,202,337)	$(4,805)	$6,816,348

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(85,070)	$(1,967,256)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes $128,935 and $511,588 from discontinued operations, respectively)	3,089,088	4,699,640
Loss on disposal of equipment	5,739	119,023
Realized gain on sale of marketable securities	(24,653)	-
Deferred income taxes	73,116	(1,132,597)
Stock-based compensation	279,362	576,498
Issuance of warrants	-	46,353
Common stock issued to consultant for services	50,000	-
Bad debt expense (recoveries)	57,957	(84,691)
Changes in operating assets and liabilities
Accounts receivable	(3,344,045)	(319,232)
Income taxes receivable	-	634,941
Inventories	276,329	(248,905)
Prepaids and other current assets	(208,729)	(277,769)
Other non-current assets	(566,121)	6,767
Accounts payable and accrued expenses	631,098	888,333
Deferred rent payable	(1,184)	22,044
Net cash provided from operating activities	232,887	2,963,149

INVESTING ACTIVITIES
Purchases of property and equipment	(3,814,431)	(5,273,646)
Proceeds from sale and disposal of equipment	1,154,180	257,557
Sales of available-for-sale securities	180,208	-
Net cash used in investing activities	(2,480,043)	(5,016,089)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,994,800	-
Net line of credit (repayments) borrowings	(112,175)	1,213,227
Proceeds from issuance of long-term debt	11,968,882	1,737,500
Repayment of long-term debt	(11,487,729)	(2,118,589)
Net cash provided from financing activities	2,363,778	832,138

Net Increase (Decrease) in Cash and Cash Equivalents	116,622	(1,220,802)

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$533,627	$417,005

See notes to consolidated financial statements.

Enservco Corporation

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2012	2011

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$857,330	$741,177
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash commitments entered into for equipment loans	$438,025	$282,145
Increase (decrease) in fair value of available-for-sale securities	$29,415	$(214,993)
Non-cash conversion of related party subordinated debt into shares of common stock	$1,477,760	$-

See notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, and Real GC LLC (collectively, the “Company”) as of December 31, 2012 and 2011 and the results of operations for the years then ended. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment held for sale by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

Heat Waves, LLC	Colorado	100% by Dillco	No active business operations

On July 27, 2010 Dillco became a wholly owned subsidiary of Aspen (the “Merger Transaction”). At the time of the Merger Transaction Aspen was not engaged in active business operations whereas Dillco conducted operations both directly and through subsidiary entities.

During the year ended December 31, 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service. As part of this decision, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service. The Company has classified these fixed assets as Fixed assets held for sale in our consolidated balance sheet as of December 31, 2012; see Note 6 for further details. The Company has disclosed all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financials statements; see Note 3 for further details. The Company has also delineated all results of operations as continuing operations or discontinued operations, from the well-site construction and roustabout line of service, for the years ending December 31, 2012 and 2011. As such, the operating results of this line of service are reported as Loss on discontinued operations, net of tax in our consolidated statements of operations for all periods presented; see Note 3 for further details. The Company has not separately disclosed cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the years ending December 31, 2012 and 2011.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2012 and 2011 the Company has recorded an allowance for doubtful accounts balance of $70,000 and $100,000, respectively. Also, as of December 31, 2012 and 2011 the Company has recorded bad debt expense (recoveries) of $57,957 and $(84,691), respectively.

Concentrations

As of December 31, 2012, three customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 19%, 15%, and 12%, respectively. Revenues from these three customers represented 11%, 4%, and 11% of total revenues, respectively, for the year ended December 31, 2012. No other customers exceeded 7% of total revenues for the year ended December 31, 2012.

As of December 31, 2011, one customer comprised 11% of the accounts receivable balance. Revenue from this customer represented 9% of total revenues for the year ended December 31, 2011. Revenues from another customer represented 12% of total revenues during the year ended December 31, 2011. Accounts receivable from this customer represented 7% of the total accounts receivable balance as of December 31, 2011.

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

During the year ended December 31, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the twelve months ended December 31, 2012, the change in accounting estimate decreased depreciation for the period by approximately $2.6 million (pre-tax difference), decreasing Loss from Operations and Net Loss by this amount, or by approximately $0.11 earnings per basic and diluted common share, respectively.

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

The Company has entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to obtain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets and associated liabilities are separately disclosed within Note 7. The assets are classified as Property and Equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2012 or 2011.

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

As of December 31, 2012 and 2011, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 8,245,170 and 3,490,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Due to the presentation of discontinued operations (see Note 3) throughout this report, in accordance with accounting guidance the Company presented earnings (loss) per common share from continuing and discontinued operations within its financial statements for the years ended December 31, 2012 and 2011. For 2012, the Company reported Income From Continuing Operations., The incremental shares of the options and warrants to be included in the calculation of diluted earnings per share for Income From Continuing Operations during 2012 had a dilutive impact on the Company’s earnings per share of 927,718 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for all other earnings (loss) per common share data presented within its financial statements for the years ended December 31, 2012 and 2011.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and are being amortized over the five-year contractual periods (Note 4). Amortization expense is expected to be recognized through June 2013.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually. No impairment charge was recorded during the periods ended December 31, 2012 and 2011.

Impairment

The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that the intangible asset is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2012 and 2011, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

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

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. See Note 11.

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of December 31, 2012 and 2011 deferred rent liability totaled $20,860 and $22,044, respectively.

Derivative Instruments

The Company has swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments is reflected as assets or liabilities on the balance sheets. The effective portion of changes in the fair value of the derivative instruments are deferred in Accumulated other comprehensive loss and are reclassified to income when the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is recorded in earnings. The Company has not experienced any ineffectiveness in its hedging instruments. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the statement of cash flows. The Company does not hold derivative instruments for trading purposes.

The Company assesses the retrospective and prospective effectiveness of its derivative instruments on a quarterly basis to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items. The Company also assesses on a quarterly basis whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive loss until the hedged item affects earnings.

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

The Company recognizes deferred tax liabilities and assets (Note 13) based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of December 31, 2012 or 2011. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  During the year ended December 31, 2012, the Company did not change any of its valuation techniques, nor were there any transfers between hierarchy levels. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Stock-based Compensation

The Company uses the fair value method of accounting for stock-based compensation, where Stock-based compensation costs are measured at fair value, determined using the stock price on the date of grant, and charged to expense over the requisite service period. The effect of this guidance is described in Note 15.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company often enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and defers the expensing of these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. See Note 8 for loan fees recorded in the current period.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, and services are provided and collection is reasonably assured.

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, stock based compensation expense, income tax provisions and the valuation of deferred taxes, and the valuation of the Company’s interest rate swap. Actual results could differ from those estimates.

Accounting Pronouncements

Recently Issued

In February 2013, FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations, or cash flows.

In January 2013, FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 states the intended scope of disclosures required by ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” apply to derivatives and hedging transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations, or cash flows.

Note 3 – Discontinued Operations

During the year ended December 31, 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service. Discontinued operations for 2012 consisted of revenues and cost of goods sold (COGS) associated with the well-site construction and roustabout line of service, trade accounts receivable balances, trade accounts payable balances, a prior year tax provision adjustment, among other items.

The following table provides the components of discontinued operations, net of tax:

	For the Years Ended
	December 31,
	2012	2011

Revenues	$617,406	$766,287
Cost of Revenue	1,284,337	852,635

Gross Profit	(666,931)	(86,348)

Operating Expenses
Depreciation and amortization	128,935	511,588

Loss from Operations	(795,866)	(597,936)

Other Expense
Interest expense	1,770	7,714

Loss from discontinued operations	(797,636)	(605,650)
Income tax benefit	311,078	236,204
Loss on discontinued operations, net of tax	$(486,558)	$(369,446)

The following table provides the major classes of assets and liabilities components of discontinued operations, as of:

	December 31,
	2012	2011

Accounts Receivable	$153,754	$87,740
Fixed Assets Held for Sale	304,429	412,831

Total Discontinued Assets	$458,183	$500,571

Accounts payable and accrued liabilities	$219,882	$29,637

Total Discontinued Liabilities	$219,882	$29,637

Note 4 - Non-Competition Agreements

Non-competition agreements consist of the following as of December 31, 2012 and 2011:

Non-competition agreements - net, at January 1, 2011	$420,000
Amortization for the year ended December 31, 2011	(240,000)
Non-competition agreements - net, at December 31, 2011	$180,000
Amortization for the year ended December 31, 2012	(150,000)
Non-competition agreements - net, at December 31, 2012	$30,000

Amortization expense for the years ended December 31, 2012 and 2011 totaled $150,000 and $240,000, respectively.

Future amortization expense on these non-competition agreements will be $30,000 for the year ending December 31, 2013.

Note 5 - Property and Equipment

Property and equipment consists of the following at:

	December 31,
	2012	2011

Trucks and vehicles	$23,933,669	$20,415,684
Other equipment	2,781,903	2,888,663
Buildings and improvements	2,403,477	2,947,305
Trucks in process	1,110,356	852,975
Capitalized truck leases	455,093	455,093
Land	601,420	701,420
Disposal wells	667,330	620,104
Total property and equipment	31,953,248	28,881,244
Accumulated depreciation	(16,932,358)	(14,122,205)
Property and equipment - net	$15,020,890	$14,759,039

Depreciation expense on property and equipment for the year ended December 31, 2012 and 2011 totaled $2,810,153 and $3,948,052, respectively.

Note 6 – Fixed Assets Held for Sale

During the year ended December 31, 2012, the Company made the decision to exit completely from its Heat Waves’ well-site construction and roustabout line of service. (For further discussion, please see Note 3, Discontinued Operations.) As the Company had the intent, and made the plan, to dispose of or sell the fixed assets associated with this component of its business operations during the year ended December 31, 2012, it reclassified the fair value of the fixed assets within this business component as Fixed Assets Held for Sale on its accompanying Balance Sheet as of December 31, 2012.

Assets Held for Sale consists of the following at December 31, 2012:

	December 31,
	2012	2011

Trucks and vehicles	$1,655,413	$1,634,880
Accumulated depreciation	(1,350,984)	(1,222,049)
Assets held for sale - net	$304,429	$412,831

Depreciation expense on assets held for sale for the year ended December 31, 2012 and 2011 totaled $128,935 and $511,588, respectively.

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases six facilities under lease commitments that expire through November 2016, and also leases trucks and equipment under several equipment lease commitments that expire through June 2017; all of these facility and equipment leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows:

Year Ended December 31,
2013	$731,965
2014	392,471
2015	241,763
2016	192,126
2017	45,600

Total	$1,603,925

Capital Leases

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 5) and are summarized in the table below:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Total Capital Leases	455,093
Less: Accumulated Depreciation	(148,396)
Net Assets Under Capital Leases	$306,697

The following is a summary of the future minimum lease payments related to capital leases, together with the present value of the net minimum lease payments as of December 31, 2012:

Year Ended December 31,	Minimum Lease Payments
2013	63,484
2014	-
Total minimum lease payments	63,484
Less: Interest	(1,176)
Net minimum lease payments	62,308
Less: Current portion	(62,308)
Long-term portion of net minimum lease payments	$-

Note 8 – Debt Restructuring and Private Equity Placement

On November 2, 2012, the Company, and two of its subsidiaries, Dillco and Heat Waves (all as “Borrowers”), and PNC Bank, National Association (“PNC”) entered into a Revolving Line of Credit, Term Loan and Security Agreement (the “Credit Agreement”) and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank; the exception being the real estate loan for a facility in North Dakota with an original principal balance of $678,750 and current principal balance of $738,097 (Note 10).

Term Loan Agreement

The terms of the first agreement entered into through the debt refinance, a term loan agreement, include:

(1) principal amount of $11,000,000;

(2) beginning November 2012, thirty-five fixed monthly principal installments of $130,952, with the remaining principal due November 2, 2015;

(3) a variable rate interest of 4.25% plus 1 Month Libor;

(4) collateral consists of the equipment, inventory, and accounts of the Company;

(5) the obligation is guaranteed by a person who is both an officer and director of the Company; and

(6) the loan is subject to certain financial covenants.

At December 31, 2012, the total outstanding balance on this term loan was $10,738,096 (Note 10), with $1,571,424 included in the Current portion of long-term debt and $9,166,672 classified as Long-term debt.

Fees. As part of the November 2012 debt refinancing the Company incurred $922,685 in origination and other debt issuance fees for the issuance of this term loan. As of December 31, 2012, $307,776 of these fees were classified as Current Assets, within Prepaid expenses and other current assets, and the remaining $564,256 were classified as Other Assets. For the year ended December 31, 2012, the Company had amortized $50,653 of these fees to Interest Expense.

Revolving Line of Credit

The second loan agreement pursuant to the Company’s debt refinancing on November 2, 2012 consisted of a three year, $5,000,000 revolving line of credit subject to a borrowing base defined as the lesser of the maximum revolving advance amount of $5,000,000 or 85% of defined eligible accounts receivable. The revolving line of credit has a variable rate interest of 3.25% plus 1 Month Libor and is secured with inventory and accounts of the company. The revolving line of credit also has a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount. At December 31, 2012, the outstanding balance on this revolving line of credit was $2,151,052; the entire amount classified as current Line of credit borrowings.

Additional Requirements Pursuant to the PNC Credit Agreement

Additional Private Equity Placement. As a condition of the refinancing with PNC, PNC required the Company to raise at least $1,250,000 in equity in a private equity placement. This private placement was completed in November 2012. Each accredited investor received the same terms pursuant to the Stock Subscriptions issued by the Company, as approved by the Board of Directors (i.e. Units at $350 per Unit, each Unit consisting of 1,000 shares of common stock and warrants to purchase 500 shares of common stock at $0.55 per share). The total equity raised was $1,994,800 or 5,699 Units (which equates to 5,699,428 shares of common stock). This resulted in the issuance of warrants, to these same accredited investors, to purchase 2,849,714 shares of common stock at $0.55 per share. See Note 14.

In conjunction with the stock subscription agreements executed by the equity investors, the Company and each equity investor also entered into a registration rights agreement; which agreement requires the payment of penalty fees to the equity investor in the event the Company is unable to timely register the shares of common stock acquired by the equity investor pursuant to the stock subscription agreement. The Company notes that it fully expects to register the underlying shares of common stock issued through the November 2012 private equity placement through filing a timely Form S-1 registration statement with the SEC. Due to its expectation to timely file the registration statement with the SEC, the Company does not believe it will pay any penalties pursuant to the registration rights agreement and therefore has not recorded a liability for the penalties.

Conversion of Related Party Subordinated Debt. As a condition of the refinancing with PNC, PNC required that Mr. Herman continue to guarantee Enservco’s indebtedness, although it reduced the guarantee amount to $3,500,000 from the unlimited guarantee imposed by Great Western Bank. PNC also required that Mr. Herman convert his subordinated indebtedness (a total of $1,477,760) into equity of Enservco.

As a result of the completion of the PNC financing, Mr. Herman entered into a guarantee agreement for $3,500,000 and converted his debt from the Company in the principal amount of $1,477,760 into 4,222 Units (being 4,222,000 shares and warrants to purchase 2,111,000 additional shares of common stock at $0.55 per share). The approximate $45,000 of accrued interest owed Mr. Herman was paid in cash from funds received through the PNC agreement and the private equity placement required therein. Also as a result of the completion of the PNC financing, Mr. Herman was relieved of his unlimited guarantee to Great Western Bank. See Note 14

Note 9 – Interest Rate Swap

Also as a condition of the refinancing with PNC, PNC required the Company to enter into an “Interest Rate Protection Agreement” for an amount of no less than $1,000,000 within thirty days after the closing date of the Agreement. On November 13, 2012 the Company entered into an Interest Rate Swap Agreement (“swap”) with PNC in order to hedge the cash flow requirements for the variable interest rate associated with the PNC Term Loan. This type of swap is also generally known as a “Floating for Fixed Rate” swap agreement. This swap met the conditions required by the Agreement as an “Interest Rate Protection Agreement”.

The general terms of the swap are as follows:

Notional Amount:	$11,000,000
Issue Date:	11/13/2012
Maturity Date:	11/2/2015
Fixed Rate:	0.64%
Floating Rate:	Determined monthly per index, originated at 0.209%
Floating Index:	USD LIBOR 1 Month BBA Bloomberg

As such, the floating variable interest rate associated with the Term Loan debt of 4.25% plus LIBOR was swapped for a fixed rate, as obtained and locked into for the duration of the PNC Term Loan through the swap, of 4.25% plus 0.64%. The Company entered into the swap for the purposes of hedging, not for the purpose of speculation.

As noted above, the Company was only required to enter into an “Interest Rate Protection Agreement” for an amount no less than $1,000,000. However, the Company elected to enter into a swap agreement for the originated Term Loan principal balance of $11,000,000. The rationale and intent for entering into a swap at the Term Loan principal balance, rather than a lower amount, was multi-fold. First, the Company desired to manage (or hedge) over the life of the Term Loan the Company’s interest rate risk (cash flow risk). Second, the Company desired to manage its results of operations as reported on its Statement of Income within its Financial Statements (net income risk), from reporting period to reporting period. Third, the Company desired to align the terms and conditions of the swap to mirror the terms and conditions of the PNC Term Loan; this would allow management to better evidence the effectiveness of the swap, as required by generally accepted accounting principles, in order to hedge against cash flow and net income risk noted above (due to a sound correlation between the terms and conditions of the swap and the terms and conditions of the Term Loan, which was management’s intent, management does not expect there to be any non-effectiveness in the cash flow hedge created by the swap in the current or any future periods). Through this analysis, the Company elected to treat the derivative as a cash-flow hedge, for accounting purposes.

At November 13, 2012, and again at December 31, 2012, the Company valued the interest rate swap. At November 13, 2012, the swap was valued near zero (as was expected for this type of derivative instrument). At December 31, 2012, an updated valuation was performed and the Company recorded current liabilities of $24,048 (classified as Accounts payable and accrued liabilities), and long-term assets of $16,171 (classified as Other Assets) associated with the swap.

Due to the Company’s election to treat the swap as a cash-flow hedge, the Company recorded the change in valuation of $4,805 (net of taxes of $3,072) as an unrealized loss within Accumulated other comprehensive income for the year ended December 31, 2012.

Note 10 – Long-Term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Term Loan entered into as part of the debt refinancing in November 2012 with an original principal balance of $11.0 million, payable in thirty-five fixed monthly principal installments of $130,952 beginning November 2012, with the remaining principal due November 2, 2015. Variable rate interest of 4.25% plus 1 Month Libor, collateralized by equipment, inventory, and accounts of the Company, entered into by the Company and two of its subsidiaries, Heat Waves Hot Oil Service, LLC and Dillco Fluid Service, Inc. (all as borrowers), and subject to financial covenants. (See Note 8.)	$10,738,096	$-

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750. Principal balance amended to $705,000 during February 2012 and amended again during November 2012 to increase the principal balance by $47,000. Upon the November 2012 amendment, principal and interest payments of $7,416 beginning on December 16, 2012 and ending May 16, 2022. Interest is calculated as Prime plus 3.5% with a 4.75% floor (4.75% at December 31, 2012). Loan is collateralized by land and property purchased with the loan.	738,097	678,750

Note payable entered into with a lending institution in order to purchase field equipment, interest at a fixed rate of 6.50%. Term of 48 months, due in monthly installments of $10,294 through December 2015, secured by equipment purchase with the note.	326,964	-

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	314,000	350,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	204,941	242,543

	December 31,
	2012	2011
Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	$181,413	$221,213

Mortgage payable to a bank, interest at 5.9%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	137,507	147,631

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	68,476	139,140

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	62,308	226,900

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017, secured by equipment purchase with the note.	35,469	41,890

Notes payable to equipment finance companies, paid in full during 2012.	-	27,753

Term Loan entered into as part of the debt refinancing in June 2010 with an original principal balance of $9.1 million. (Refinanced November 2, 2012; see Note 8.)	-	8,050,472

Notes payable to stockholder. (Converted to equity; see Note 8.)	-	1,477,760

Equipment Loan entered into with an original principal balance of $1,000,000. (Refinanced November 2, 2012; see Note 8.)	-	789,975

Equipment Loan entered into with an original principal balance of $152,303. (Refinanced November 2, 2012; see Note 8.)	-	140,873

Equipment Loan entered into with an original principal balance of $410,642. (Refinanced November 2, 2012; see Note 8.)	-	387,044

Equipment Loan entered into with an original principal balance of $452,795. (Refinanced November 2, 2012; see Note 8.)	-	443,909

Equipment Loan entered into with an original principal balance of $895,632. (Refinanced November 2, 2012; see Note 8.)	-	-

Total	12,807,271	13,365,853
Less current portion	(2,236,343)	(3,867,658)
Long-term debt, net of current portion	$10,570,928	$9,498,195

Aggregate maturities of debt are as follows:

Year Ended December 31,
2013	$2,236,343
2014	1,873,558
2015	7,974,491
2016	128,785
2017	157,394
Thereafter	436,700
Total	$12,807,271

Covenant Compliance

At December 31, 2012, the Company has met all of the financial covenants imposed by the loan agreements pursuant to the PNC agreement executed on November 2, 2012.

Note 11 – Marketable Securities

Available-for-sale securities

Available-for-sale securities, classified as other current assets, is as:

	December 31, 2012
	Amortized Cost	Unrealized Gains in Comprehensive Income	Unrealized Losses in Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$150,793	$30,363	$(948)	$(180,208)	$-

	December 31, 2011
	Amortized Cost	Unrealized Gains in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Sales of Securities	Fair Value

Available-for-sale securities	$365,786	$83,817	$(298,810)	$-	$150,793

Net unrealized holding gains (losses) on available-for-sale securities in the amount of $29,415 and $(214,993) for the years ended December 31, 2012 and 2011, respectively, have been included in accumulated other comprehensive income.

Due to the sale of marketable securities during the year ended December 31, 2012, the Company released an additional $(40,579) out of the accumulated other comprehensive income balance, into earnings, resulting in an accumulated other comprehensive income balance (associated with available-for-sale securities) of $-0- at December 31, 2012.

Note 12 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Derivative Instrument
Interest rate swap, net liability*	$-	$-	$7,877	$7,877

Total	$-	$-	$7,877	$7,877

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Available-for-sale Securities
Equity Securities – industrial metals and minerals	$85,900	$-	$-	$85,900
Mutual Fund – bonds international	64,893	-	-	64,893
Total	$150,793	$-	$-	$150,793

*Note: The interest rate swap, entered into on November 13, 2012, consists of current liabilities of $24,048 (classified as Current portion of interest rate swap), and long-term assets of $16,171 (classified as Long-term portion of interest rate swap).

The Company’s marketable equity securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The Company has elected to account for its available-for-sale securities using the fair value option in accordance with ASC 825 Financial Instruments. Available-for-sale equity securities are classified as Marketable Securities.

The Company’s derivative instrument (e.g. interest rate swap, or “swap”) is valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets. However, there are certain variables used which are not observable, due to the complexity of discounted cash flows for the cash flow hedge, etc. As such, since these unobservable variables require more objectivity and involve significant management judgment, the derivative instruments are classified within Level 3 of the fair value hierarchy and are included in Other assets, non-current, and Other liabilities, current. The fair value of derivative instruments reflected in the table above and on the Consolidated Balance Sheets has been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the swap was $7,877 at the year ended December 31, 2012. The fair value estimate of the swap does not reflect its actual trading value.

Level 3 Reconciliation

As of December 31, 2012 the only Level 3 financial asset or liability recorded by the Company was the November 13, 2012 interest rate swap (derivative financial instrument) entered into as part of the debt refinancing on November 2, 2012 as discussed in Note 8. There were no level 3 financial assets or liabilities as of December 31, 2011. However, as guidance requires the Company to show a reconciliation of all financial assets and liabilities classified as Level 3 in the fair value hierarchy for the current reporting period, the Company’s interest rate swaps (Level 3) consist of the following:

Level 3
Balance, January 1, 2012	-
Change in value, interest rate swap	7,877

Balance, December 31, 2012	$7,877

Note 13 – Taxes on Income from Continuing Operations

The sources of income (loss) from continuing operations before income taxes were as follows:

	December 31,
	2012	2011

United States	$828,267	$(2,495,733)
Foreign	-	-

Income (loss) before income taxes	$828,267	$(2,495,733

The components of the (benefit from) provision for income taxes are as follows:

	December 31,
	2012	2011
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	372,064	(782,805)
State	54,715	(115,118)
	426,779	(897,923)

Provision for (benefit from) income taxes	$426,779	$(897,923)

The total income tax provision (benefit) from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 34% to loss before taxes. The reasons for this difference for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Computed expected tax benefit	$281,610	$(848,549)

Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	41,413	(124,787)
Stock compensation adjustment	87,877	96,629
Other	15,879	(21,216)

Provision for (benefit from) income taxes	$426,779	$(897,923)

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2012 and 2011, the Company does not have an unrecognized tax liability.

The components of deferred income taxes for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
Deferred tax assets
Reserves and accruals	$166,766	$-	$215,222	$-
Amortization	-	249,446	-	229,974
Capital losses	-	11,396	-	8,325
FAS 123R - Accrued NSO Expense	-	405,386	-	384,124
Net operating losses	-	1,008,850	-	534,830
	166,766	1,675,078	215,222	1,157,253
Less: Valuation Allowance	-	-	-	-

Total deferred tax assets	166,766	1,675,078	215,222	1,157,253

Deferred tax liabilities
Depreciation	-	(2,126,740)	-	(1,544,740)
Acquired intangible assets	(13,300)	-	(28,052)	-

Total deferred tax liabilities	(13,300)	(2,126,740)	(28,052)	(1,544,740)

Net deferred tax assets (liabilities)	$153,466	$(451,662)	$187,170	$(387,487)

As of December 31, 2012 and 2011, the Company did not record any valuation allowances.

As of December 31, 2012, the Company had Federal net operating loss carryforwards of approximately $2.4 million to reduce future taxable income, which expire after 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the United States, in the states of Colorado, Kansas, North Dakota, and Pennsylvania. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

Note 14 – Warrants

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

As of December 31, 2010 the Company recognized the entire expense (through operating expense as general and administrative expense) of $81,771 associated with these warrants; i.e. no expense was recognized during the years ended December 31, 2012 and 2011 for these warrants.

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

As of December 31, 2011 the Company recognized the entire expense (through operating expense as general and administrative expense) of $46,353 associated with these warrants; i.e. no expense was recognized during the year ended December 31, 2012 for these warrants.

2012 Warrants

On October 31, 2012, Enservco granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s assistance in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

In November 2012, Enservco entered into stock subscription agreements with each equity investor, who participated in the Private Equity Placement (see Note 8). The Company raised approximately $2.0 million in equity, as required by the Revolving Credit, Term Loan, and Security Agreement entered into with PNC Business Credit (the agreement required a minimum $1.25 million equity raise as a perquisite to the agreement’s execution). In conjunction with these stock subscription agreements, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors. As such, the Company granted warrants to purchase 2,849,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

Also in November 2012, Enservco granted warrants to purchase 449,456 shares of the Company’s common stock to numerous unaffiliated consultants, for services rendered for the finding and execution of multiple stock subscriptions agreements with several equity investors. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, etc).

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman (the Company’s Chairman and CEO) was required to convert his $1,477,760 outstanding subordinated debt into 4,222,000 shares of the Company’s common stock. Similar to the provisions within the stock subscription agreements executed on the same date thereof, Mr. Herman was granted warrants to purchase 2,111,000 shares of the Company’s common stock. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, etc).

As noted in Note 8 above, in conjunction with the stock subscription agreements executed by the equity investors, which provide for the issuance of the warrants described above, the Company and each equity investor also entered into a registration rights agreement. The Company notes that though each of the warrants described above contain piggy-back provisions that allows the warrant holder to include its shares in any registration of shares of common stock by the Company, the warrants issued do not contain any penalties for failure to register the shares available under the warrant agreements.

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model, and is shown as additional issuance costs of the private placement. The grants issued in 2012 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 123.9%, risk free interest rate of 0.73% and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.35 on the date of issuance, these warrants had a fair-value of $0.28 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2012.

In addition to the warrants discussed above, subsequent to the close of the PNC Credit Agreement and the Private Equity Placement, on November 29, 2012, Enservco entered into an investor relations services agreement with an unaffiliated consultant. Pursuant to this services agreement, the Company issued the consultant 125,000 shares of common stock, at $0.40 per share, in lieu of cash fees. The Company also granted the consultant a warrant to purchase 200,000 shares of the Company’s common stock, which are subject to specific market condition and other vesting requirements. Due to the terms of the warrants and the underlying service agreement with the service provider, these warrants were not vested or exercisable during the period ending December 31, 2012. The warrants are exercisable on May 31, 2013, at $0.40 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. Per analysis performed by the Company, these warrants will be classified as equity as the related expense is recognized.

Note 15 – Stockholder’s Equity

2010 Option Plan

On July 27, 2010 the Company’s Board of Directors adopted the Aspen Exploration 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of our common stock that may be issued through December 31, 2011 under all equity-based awards made under the 2010 Plan is 3,500,000 shares. The number of shares subject to the 2010 Plan may be reset each year, commencing January 1, 2012, based on the number of shares of stock then outstanding. As such, at January 1, 2013 the number of shares of common stock available under the 2010 Plan was reset to 4,773,794 shares; calculated as 15% of the issued and outstanding shares of common stock (31,825,294 shares) on that date. The exercise price of the options granted under the 2010 Plan was determined based on the terms and conditions within the 2010 Plan.

Through December 31, 2012 the Company has granted options to acquire a total of 2,585,000 outstanding shares of common stock pursuant to the 2010 Plan, broken out in specific grant dates as noted below:

1.	Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining shares vest ratably over the term of the options.

2.	Subsequent to the initial granting of the 975,000 shares pursuant to the 2010 Plan, and prior to the year ending December 31, 2012, options to acquire an additional 1,875,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 1,875,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant. As of December 31, 2012, 1,125,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

3.	During the year ended December 31, 2012 an additional 1,270,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based on the closing sale price of the Company’s common stock on the business day following the date of grant. These 1,270,000 shares vest over two to three year periods with 150,000 shares having vested on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued during the year ended December 31, 2012 were valued using the following weighted average assumptions: no dividend yield, average expected volatility of 118.83%, risk free interest rate of 0.37% and expected term of 3.4 years. As of December 31, 2012, 410,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

As of December 31, 2012, 2,585,000 options were outstanding under the 2010 Plan. The 2,585,000 outstanding options issued under the 2010 Plan were valued using the following weighted average assumptions: no dividend yield, average expected volatility of 116.08%, average risk free interest rate of 0.65% and average expected term of 3.2 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the expected option term. Expected pre-vesting forfeitures were assumed to be zero. The expected option term was calculated using the “simplified” method.

For the years ended December 31, 2012 and 2011 the Company recognized expense (through operating expense as general and administrative expense) of $279,362 and $576,498 on these options, respectively. As of December 31, 2012 the Company had unrecognized expense of $228,318 associated with these options, which will be recognized over the remaining weighted-average period of 2.3 years. The options were classified as equity instruments on the balance sheet at December 31, 2012.

2008 Option Plan

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 have expired as of December 31, 2012 for failure to meet established performance goals or as a result of termination of employment. As of December 31, 2012, the Company did not have any unrecognized expense associated with these options.

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

Each of the options granted on February 15, 2010 expires on February 15, 2015. These options became vested as a result of the Merger Transaction on July 27, 2010. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan. As of December 31, 2012, 490,431 options were outstanding under the 2008 Plan.

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2010	2,465,431	$0.59	3.34
Granted	875,000	1.03
Exercised	-	-
Forfeited or Expired	(35,000)	0.84

Outstanding at December 31, 2011	3,305,431	$0.70	2.51	$1,064,876
Granted	1,270,000	0.65
Exercised	-	-
Forfeited or Expired	(1,500,000)	0.67

Outstanding at December 31, 2012	3,075,431	$0.71	2.33	$106,051

Exercisable at December 31, 2010	1,298,764	$0.49	3.34
Exercisable at December 31, 2011	2,182,097	$0.71	2.25	$683,297
Exercisable at December 31, 2012	2,265,431	$0.70	1.25	$93,318

(1) The aggregate intrinsic value represents the difference between the exercise price of the options and the value of the Company’s stock at the time of exercise or at the end of the year if unexercised.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 $0.33 was and $0.75, respectively.

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2010	1,166,667	$0.32
Granted	875,000	0.75
Vested	(883,333)	0.50
Forfeited	(35,000)	0.62

Nonvested at December 31, 2011	1,123,334	$0.48
Granted	1,270,000	0.33
Vested	(770,000)	0.54
Forfeited	(813,334)	0.59

Nonvested at December 31, 2012	810,000	$0.37

The total fair value of options granted for the years ended December 31, 2012 and 2011 was $588,909 and $653,391, respectively. The total fair value of options vested during the years ended December 31, 2012 and 2011 was $414,098 and $528,653, respectively.

Note 16 – Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Loan Transactions:

1.          On November 21, 2009, Michael D. Herman (the Company’s Chairman and Chief Executive Officer), loaned $500,000 to Heat Waves pursuant to the terms of a promissory note (the “Heat Waves Note”). The Heat Waves Note accrues interest at 3% per annum and is due in full by December 31, 2018. As part of loan agreements with Great Western Bank, Mr. Herman agreed to subordinate the debt represented by this note to all obligations to the bank. Interest is to be paid annually in arrears, but due to the subordination interest is being accrued to the loan balance.

On July 29, 2011, upon approval by the Board of Directors, Mr. Herman received a principal payment on the subordinated debt in the amount of $222,240. The entire payment was applied to the principal paydown of this loan. On October 4, 2011 and again on October 29, 2012, upon management approval, Mr. Herman received an interest payment in the amount of $27,456 and $7,000, respectively, on this loan. On November 2, 2012, pursuant to the terms and conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman was required to convert the remaining principal balance of $277,760 on this loan into common shares of the Company’s common stock through a stock subscription agreement, on that date. The outstanding accrued interest of $1,356 on this loan was paid out in cash to Mr. Herman on or around the same date as the stock subscription agreement.

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

On November 2, 2012, pursuant to the terms and conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman was required to convert the remaining principal balance of $1.2 million on this loan in common shares of the Company’s common stock through a stock subscription agreement on that date. The outstanding accrued interest of $43,662 on this loan was paid out in cash to Mr. Herman on or around the same date as the stock subscription agreement.

2012 Conversion Agreement with Mr. Herman:

In November 2012 Enservco entered into a new lending relationship with PNC Business Credit (“PNC”) which replaced the prior credit arrangement with Great Western Bank. As noted in prior reports, there had been certain covenant issues in the Great Western Bank arrangement, but Great Western Bank had never declared default in the lending relationship. Nevertheless, Great Western had advised Enservco that it must refinance the debt in whole by no later than March 31, 2013.

As a condition of the refinancing with PNC, PNC required that Mr. Herman continue to guarantee Enservco’s indebtedness, although it reduced the guarantee amount to $3,500,000 from the unlimited guarantee imposed by Great Western Bank. PNC required that Mr. Herman pledge 250,000 shares of Pyramid Oil Company (“PDO”), an unaffiliated company, to collateralize his guaranty agreement. PNC also required that Mr. Herman convert his subordinated indebtedness (a total of $1,477,760) into equity of Enservco. (Note: PNC also required a minimum of $1,250,000 of new equity financing prior to closing on the PNC agreement.)

With the consent of the Board of Directors of Enservco, Mr. Herman consented to provide his accommodations to facilitate the PNC lending arrangement. As a condition of his agreement, Mr. Herman asked that Enservco:

1.	Continue payment of the guarantee fee approved in February 2012 for so long as he guaranteed any portion of Enservco’s indebtedness; and

2.	Allow Mr. Herman to convert his subordinated debt at its face value into common stock and warrants on the same terms as the private placement being offered to investors (i.e. Units at $350 per Unit, each Unit consisting of 1,000 shares of Enservco common stock and warrants to purchase 500 shares at $0.55 per share).

In resolutions adopted on October 24, 2012, by the directors other than Mr. Herman (who was not present for that discussion and resolution), the Board of Directors approved Mr. Herman’s terms and concluded that the transaction contemplated in Mr. Herman’s offer was in the best interests of the Company, and that the consideration received by the Company for the issuance of the shares and warrants contained in the Units to be issued upon such conversion is fair and adequate.

As a result of the completion of the PNC financing, Mr. Herman entered into a guarantee agreement for $3,500,000 and pledged his shares of PDO (as described above), and converted his debt from the Company in the principal amount of $1,477,760 into 4,222 Units (being 4,222,000 shares and 2,111,000 warrants to purchase common stock at $0.55 per share). The approximate $45,000 of accrued interest owed Mr. Herman was paid in cash from funds received through the PNC agreement and the private equity placement required therein. Also as a result of the completion of the PNC financing, Mr. Herman was relieved of his unlimited guarantee to Great Western Bank.

Related Party Purchase in Equity Offering:

As discussed above, a condition of the PNC financing transaction was that Enservco raise at least $1,250,000 in equity in a private equity placement. This private placement was completed in November 2012. Rick D. Kasch, the Company’s President and Chief Financial Officer, was one of the purchasers in the private equity placement. Mr. Kasch invested $26,250 on the same terms as the unaffiliated investors (i.e. Units at $350 per Unit, each Unit consisting of 1,000 shares of Enservco common stock and warrants to purchase 500 shares at $0.55 per share). As such, Mr. Kasch acquired 75 units, or 75,000 shares of Common stock of the Company, and was granted warrants to purchase 37,500 shares of Common stock of the Company at $0.55 per share.

Note 17 – Subsequent Events

Related Party Transaction

Subsequent to the balance sheet date, on February 11, 2013, the Company’s Chairman and CEO sold 1.2 million shares of his common stock, at $0.35 per share, to a shareholder involved in the November 2012 private equity placement.

Sale of Construction Equipment

Also subsequent to the balance sheet date, on March 14, 2013, the Company sold several trucks and equipment used in its construction division, which were classified as fixed assets held for sale as of December 31, 2012 (see Note 6), for cash proceeds of $534,000. The book value at time of sale of these assets was approximately $233,000. As such, the Company recorded a gain of approximately $301,000 on the sale of these fixed assets held for sale.

