Form 10-Q
period 2013-03-31
Enservco Corp
filed 2013-05-13
CIK 319458

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

MARK ONE

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common stock, $.005 par value	32,188,269

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Enservco Corporation

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$803,271	$533,627
Accounts receivable, net	13,420,456	7,791,342
Prepaid expenses and other current assets	1,288,099	802,020
Inventories	264,884	273,103
Deferred tax asset	142,745	153,466
Total current assets	15,919,455	9,553,558

Property and Equipment, net	13,801,019	15,020,890
Fixed Assets Held for Sale, net	71,342	304,429
Non-Competition Agreements, net	15,000	30,000
Goodwill	301,087	301,087
Long-term portion of interest rate swap	22,374	16,171
Other Assets	723,068	630,891

TOTAL ASSETS	$30,853,345	$25,857,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,520,176	$3,585,785
Income taxes payable	1,509,297	-
Line of credit borrowings	1,234,447	2,151,052
Current portion of long-term debt	2,229,883	2,236,343
Current portion of interest rate swap	13,476	24,048
Total current liabilities	8,507,279	7,997,228

Long-Term Liabilities
Deferred rent payable	20,127	20,860
Long-term debt, less current portion	9,909,737	10,570,928
Deferred income taxes, net	1,586,869	451,662
Total long-term liabilities	11,516,733	11,043,450
Total liabilities	20,024,012	19,040,678

Commitments and Contingencies

Stockholders’ Equity
Common and preferred stock. $.005 par value
Authorized: 100,000,000 common shares and 10,000,000 preferred shares
Issued: 31,928,894 common shares and -0- preferred shares
Treasury Stock: 103,600 common shares
Issued and outstanding: 31,825,294 common shares, and -0- preferred shares, at March 31, 2013 and December 31, 2012, respectively	159,127	159,127
Additional paid-in-capital	9,933,085	9,864,363
Accumulated earnings (deficit)	731,694	(3,202,337)
Accumulated other comprehensive income	5,427	(4,805)
Total stockholders’ equity	10,829,333	6,816,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,853,345	$25,857,026

See notes to condensed consolidated financial statements.

Enservco Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues	$18,567,166	$9,527,955

Cost of Revenue	10,401,143	6,579,429

Gross Profit	8,166,023	2,948,526

Operating Expenses
General and administrative expenses	907,073	903,360
Depreciation and amortization	563,836	1,323,797
Total operating expenses	1,470,909	2,227,157

Income from Operations	6,695,114	721,369

Other Income (Expense)
Interest expense	(314,052)	(208,991)
Gain on sale and disposal of equipment	306,457	-
Gain on sale of investments	-	11,762
Other	14,113	58,464
Total other income (expense)	6,518	(138,765)

Income From Continuing Operations Before Tax Expense	6,701,632	582,604
Income Tax Expense	(2,695,061)	(203,847)
Income From Continuing Operations	4,006,571	378,757

Discontinued Operations
Loss from discontinued operations	(118,918)	(165,361)
Income tax benefit	46,378	64,491
Loss on discontinued operations, net of tax	(72,540)	(100,870)

Net Income	$3,934,031	$277,887

Other Comprehensive Gain (Loss)
Unrealized loss on available-for-sale securities, net of tax	-	(21,215)
Unrealized gain on interest rate swap, net of tax	10,232	-
Reclassification into earnings, net of tax	338	-
Total other comprehensive gain (loss)	10,570	(21,215)

Comprehensive Income	$3,944,601	$256,672

Earnings per Common Share – Basic
Income from continuing operations	$0.12	$0.01
Discontinued operations	-	-
Net Income	$0.12	$0.01

Earnings per Common Share – Diluted
Income from continuing operations	$0.11	$0.01
Discontinued operations	-	-
Net Income	$0.11	$0.01

Basic weighted average number of common shares outstanding	31,825,294	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	3,172,940	1,240,747
Diluted weighted average number of common shares outstanding	34,998,234	23,019,613

See notes to condensed consolidated financial statements.

Enservco Corporation

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income	$3,934,031	$277,887

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (includes $-0- and $77,395 from discontinued operations, respectively)	563,836	1,401,192
Gain on sale and disposal of equipment	(306,457)	-
Realized gain on sale of marketable securities	-	(11,762)
Deferred income taxes	1,156,848	75,481
Stock-based compensation	38,696	44,636
Issuance of warrants	30,023	-
Bad debt expense (recoveries)	126,234	(1,739)
Changes in operating assets and liabilities
Accounts receivable	(5,755,348)	(1,638,199)
Inventories	8,219	(28,853)
Prepaids and other current assets	(486,077)	(209,281)
Other non-current assets	(98,380)	(75,865)
Accounts payable and accrued expenses	(65,609)	750,090
Income taxes payable	1,509,297	-
Deferred rent payable	(733)	(296)
Net cash provided from operating activities	654,580	583,291

INVESTING ACTIVITIES
Purchases of property and equipment	(591,753)	(1,421,912)
Proceeds from sale and disposal of equipment	1,802,333	-
Sales of available-for-sale securities	-	110,462
Net cash provided (used) in investing activities	1,210,580	(1,311,450)

FINANCING ACTIVITIES
Net line of credit (repayments) borrowings	(916,605)	725,000
Proceeds from issuance of long-term debt	-	1,359,907
Repayment of long-term debt	(667,653)	(854,360)
Payments upon interest rate swap settlements	(11,258)	-
Net cash (used) provided from financing activities	(1,595,516)	1,230,547

Net Increase in Cash and Cash Equivalents	269,644	502,388

Cash and Cash Equivalents, Beginning of Period	533,627	417,005

Cash and Cash Equivalents, End of Period	$803,271	$919,393

Supplemental cash flow information consists of the following:
Cash paid for interest	$235,629	$198,689
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Increase in fair value of available-for-sale securities	$-	$29,098

See notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, Aspen Gold Mining Company, Enservco Frac Services LLC, Heat Waves LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2012 and March 31, 2013 and the results of operations for the three months ending March 31, 2013 and 2012. Any references to “Aspen” in this report are intended to provide reference for certain actions and events that took place prior to the Merger Transaction and are included to give context to the reader. References to “Enservco” and the “Company” are intended to apply to the Company as a whole and on a post Merger Transaction basis.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Dillco	Oil and natural gas well services, including logistics and stimulation.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

Trinidad Housing, LLC (“Trinidad Housing”)	Colorado	100% by Dillco.	No active business operations.

Enservco Frac Services, LLC	Delaware	100% by Enservco	No active business operations.

Aspen Gold Mining Company	Colorado	100% by Enservco	No active business operations.

Heat Waves, LLC	Colorado	100% by Dillco	No active business operations.

On July 27, 2010 Dillco became a wholly owned subsidiary of Aspen (the “Merger Transaction”). At the time of the Merger Transaction Aspen was not engaged in active business operations whereas Dillco conducted operations both directly and through subsidiary entities.

The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

The accompanying Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2012. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service. As part of this decision, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service. The Company has classified these fixed assets as Fixed assets held for sale in our consolidated balance sheet as of December 31, 2012 and within the condensed consolidated balance sheet as of March 31, 2013. The Company has disclosed all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financial statements; see Note 3 for further details. The Company has also delineated all results of operations as continuing operations or discontinued operations, from the well-site construction and roustabout line of service, for the three months ending March 31, 2013 and 2012. As such, the operating results of this line of service are reported as Loss on discontinued operations, net of tax in the consolidated statements of operations for all periods presented; see Note 3 for further details. The Company has not separately disclosed cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the periods ending March 31, 2013 and December 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2013 the Company has recorded an allowance for doubtful accounts of $185,000. For the three months ended March 31, 2013 and 2012, the Company recorded net bad debt expense (recoveries) of $126,234 and $(1,739), respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three month periods ended March 31, 2013 and 2012.

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

During the year ended December 31, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three months ended March 31, 2013, the change in accounting estimate decreased depreciation for the period by approximately $860,000 (pre-tax difference), increasing Income from Operations and Net Income by this amount, or by approximately $0.03 earnings per basic and $0.02 earnings per diluted common share, respectively.

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

As of March 31, 2013 and 2012, the Company had outstanding Stock-based Option Awards and Warrants to acquire an aggregate of 8,651,170 and 2,875,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2013 and 2012, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 3,172,940 and 1,240,747 shares, respectively.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and are being amortized over a five-year period (Note 4). Amortization expense is expected to be recognized through June 2013.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2012, the Company performed the annual impairment test and determined that no impairment existed. For the three month periods ended March 31, 2013 and 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill as of the last annual test performed.

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

Loan Fees and Other Deferred Costs

In the normal course of business, the Company often enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred.

Deferred Rent Liability

The Company recognizes rent expense on a straight-line basis over the life of the rental agreement. Deferred rent liability is recognized as the difference between rent expense recorded and actual cash payments made and is recorded as a Long-Term Liability as a separate line item on the accompanying consolidated Balance Sheet. As of March 31, 2013 and December 31, 2012, deferred rent liability totaled $20,127 and $20,860, respectively.

Income Taxes

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2013. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2013. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

The Company uses the fair value method of accounting for stock-based compensation, where Stock-based compensation costs are measured at fair value, determined using the stock price on the date of grant, and charged to expense over the requisite service period. The effect of this guidance is described in Note 11.

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

Note 3 - Discontinued Operations

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service.

The following table provides the components of discontinued operations, net of tax:

	For the Three Months Ended
	March 31,
	2013	2012
Revenues	$-	$10,039
Cost of Revenue	117,955	97,255
Gross Profit	(117,955)	(87,216)

Operating Expenses
Depreciation and amortization	-	77,395

Loss from Operations	(117,955)	(164,611)

Other Expense
Interest expense	963	750

Loss from discontinued operations	(118,918)	(165,361)
Income tax benefit	46,378	64,491
Loss on discontinued operations, net of tax	$(72,540)	$(100,870)

The following table provides the major classes of assets and liabilities components of discontinued operations, as of:

	March 31,	December 31,
	2013	2012

Accounts Receivable	$18,462	$153,754
Fixed Assets Held for Sale	71,342	304,429

Total Discontinued Assets	$89,804	$458,183

Accounts payable and accrued liabilities	$-	$219,882

Total Discontinued Liabilities	$-	$219,882

On March 14, 2013, the Company sold several trucks and equipment used in its construction division, which were classified as fixed assets held for sale as of December 31, 2012, for cash proceeds of $534,000. The book value at time of sale of these assets was approximately $233,000 and commissions of $10,000 were paid upon sale of the trucks and equipment. As such, for the three months ended March 31, 2013, the Company recorded a gain of approximately $291,000 on the sale of these fixed assets held for sale.

Note 4 - Non-Competition Agreements

Non-competition agreements consist of the following as of March 31, 2013:

Non-competition agreements - net, at January 1, 2012	$180,000
Amortization for the year ended December 31, 2012	(150,000)
Non-competition agreements - net, at December 31, 2012	30,000
Amortization for the three months ended March 31, 2013	(15,000)
Non-competition agreements - net, at March 31, 2013	$15,000

Amortization expense for the three months ended March 31, 2013 and 2012 totaled $15,000 and $60,000, respectively.

Future amortization expense on these non-competition agreements will be $15,000 for the three months ending June 30, 2013.

Note 5 - Property and Equipment

Property and equipment consists of the following at:

	March 31,	December 31,
	2013	2012

Trucks and vehicles	$21,872,099	$23,933,669
Other equipment	2,772,304	2,781,903
Buildings and improvements	2,328,477	2,403,477
Trucks in process	877,280	1,110,356
Capitalized truck leases	455,093	455,093
Land	596,420	601,420
Disposal wells	367,330	667,330
Total property and equipment	29,269,003	31,953,248
Accumulated depreciation	(15,467,984)	(16,932,358)
Property and equipment - net	$13,801,019	$15,020,890

Depreciation expense on property and equipment for the three months ended March 31, 2013 and 2012 totaled $548,836 and $1,263,797, respectively.

Note 6 – Fixed Assets Held for Sale

During the year ended December 31, 2012, the Company made the decision to exit completely from its Heat Waves’ well-site construction and roustabout line of service. As the Company had the intent, and made the plan, to dispose of or sell the fixed assets associated with this component of its business operations during the year ended December 31, 2012, it reclassified the fair value of the fixed assets within this business component as Fixed Assets Held for Sale on its accompanying Balance Sheet as of December 31, 2012 and as March 31, 2013.

Assets Held for Sale consists of the following at:

	March 31,	December 31,
	2013	2012

Trucks and vehicles	$428,332	$1,655,413
Accumulated depreciation	(356,990)	(1,350,984)
Assets held for sale - net	$71,342	$304,429

Depreciation expense on assets held for sale for the three months ended March 31, 2013 and 2012 totaled $-0- and $77,395, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following as of:

	March 31,	December 31,
	2013	2012

Term Loan entered into as part of the debt refinancing in November 2012 with an original principal balance of $11.0 million, payable in thirty-five fixed monthly principal installments of $130,952 beginning November 2012, with the remaining principal due November 2, 2015. Variable rate interest of 4.25% plus 1 Month Libor, collateralized by equipment, inventory, and accounts of the Company, entered into by the Company and two of its subsidiaries, Heat Waves Hot Oil Service, LLC and Dillco Fluid Service, Inc. (all as borrowers), and subject to financial covenants.	$10,476,192	$10,738,096

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750. Principal balance amended to $705,000 during February 2012 and amended again during November 2012 to increase the principal balance by $47,000. Upon the November 2012 amendment, principal and interest payments of $7,416 beginning on December 16, 2012 and ending May 16, 2022. Interest is calculated as Prime plus 3.5% with a 4.75% floor (4.75% at March 31, 2013). Loan is collateralized by land and property purchased with the loan.	724,562	738,097

Note payable entered into with a lending institution in order to purchase field equipment. Equipment was sold to a third-party on March 25, 2013.	-	326,964

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	305,000	314,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	194,881	204,941

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	170,951	181,413

Mortgage payable to a bank, interest at 5.9%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	134,844	137,507

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	57,844	68,476

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	41,715	62,308

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017, secured by equipment purchase with the note.	33,631	35,469

Total	12,139,620	12,807,271
Less current portion	(2,229,883)	(2,236,343)
Long-term debt, net of current portion	$9,909,737	$10,570,928

Aggregate maturities of debt are as follows:

Twelve Months Ending March 31,

2014	$2,229,883
2015	1,872,334
2016	7,351,202
2017	111,500
2018	155,130
Thereafter	419,571
Total	$12,139,620

Revolving Line of Credit

As of March 31, 2013 and December 31, 2012, the outstanding balance on the revolving line of credit with our primary lender was $1,234,447 and $2,151,052, respectively.

Covenant Compliance

At March 31, 2013, the Company did not meet one of the covenants imposed by the loan agreements with PNC Bank, National Association (“PNC”), associated with limits imposed on the aggregate amount of lease expense allowed on an annual basis, which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default and has agreed to modify the debt covenants of the loan agreements for future reporting periods for the covenant which was in default at March 31, 2013. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the modified debt covenant and all other future covenant requirements.

Note 8 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 9 – Commitments and Contingencies

Operating Leases

The Company leases six facilities under lease commitments that expire through November 2016, and also leases trucks and equipment under several equipment lease commitments that expire through June 2017; all of these facility and equipment leases are accounted for as operating leases. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending March 31,

2014	$872,560
2015	742,319
2016	539,226
2017	173,548
2018	22,800
Total	$2,350,453

Capital Leases

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 5) and are summarized in the table below as of March 31, 2013:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(164,650)
Net Assets Under Capital Leases	$290,433

The following is a summary of the future minimum lease payments under capital leases as of March 31, 2013:

Twelve Months Ending March 31,	Minimum Lease Payment
2014	$42,240
2015	-
Total minimum lease payments	42,240
Less: Interest	(525)
Net minimum lease payments	41,715
Less: Current portion	(41,715)
Long-term portion of minimum lease payments	$-

Note 10 – Warrants

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

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model. The grants issued in 2010 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 96.4%, risk free interest rate of 1.07% and term of 4 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.53 on the date of issuance, these warrants had a grant date fair-value of $0.36 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2012 and March 31, 2013.

As of December 31, 2010 the Company recognized the entire expense (through operating expense as general and administrative expense) of $81,771 associated with these warrants; i.e. no expense was recognized in any future reporting period for these warrants.

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

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model. The grants issued in 2011 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 102.8%, risk free interest rate of 1.84% and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.63 on the date of issuance, these warrants had a fair-value of $0.46 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2012 and March 31, 2013.

As of December 31, 2011 the Company recognized the entire expense (through operating expense as general and administrative expense) of $46,353 associated with these warrants; i.e. no expense was recognized in any future reporting period for these warrants.

2012 Warrants

On October 31, 2012, Enservco granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s assistance in creating awareness for the Company’s Private Equity Placement, in November 2012, as required by the Revolving Credit, Term Loan, and Security Agreement entered into with PNC Bank, National Association (“PNC”). The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

In November 2012, Enservco entered into stock subscription agreements with each equity investor who participated in the Private Equity Placement. The Company raised approximately $2.0 million in equity, pursuant to the Facility Agreement entered into with PNC (the agreement required a minimum $1.25 million equity raise as a perquisite to the agreement’s execution). In conjunction with these stock subscription agreements, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors. As such, the Company granted warrants to purchase 2,849,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis and have a price-reset provision if, in certain circumstances, Enservco issues shares of its common stock (or common stock equivalents) at less and $0.35 per share on or before October 31, 2014. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants and an obligation to file a registration statement for the shares underlying those warrants before a specific date, and to obtain effectiveness thereof by September 25, 2013 (the “Registration Right”). The registration statement has been filed within the time limits required, although it has not yet been declared effective. If the Company fails to obtain timely effectiveness, it may be subject to a penalty in cash or shares (valued at the current ten-day VWAP ending two days before payment is made) equal to 1.0% per month (prorated for any partial months), for the period(s) of time that the Company fails to obtain effectiveness or remain effective, of the original purchase price of the Registrable Securities included or intended to be included within the Registration Statement, provided that the aggregate amount of Liquidated Damages shall not exceed 8% of the original purchase price of such Registrable Securities.

Also in November 2012, Enservco granted warrants to purchase 449,456 shares of the Company’s common stock to numerous unaffiliated consultants, for services rendered for the finding and execution of multiple stock subscriptions agreements with several equity investors. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, no price-reset provisions, etc).

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman (the Company’s Chairman and CEO) was required to convert his $1,477,760 outstanding subordinated debt into 4,222,000 shares of the Company’s common stock. Similar to the provisions within the stock subscription agreements executed on the same date thereof, Mr. Herman was granted warrants to purchase 2,111,000 shares of the Company’s common stock. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, price-reset provisions, etc).

In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day VWAP for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model, and is shown as additional issuance costs of the private placement. The grants issued in 2012 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 123.9%, risk free interest rate of 0.73% and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.35 on the date of issuance, these warrants had a fair-value of $0.28 per share. These warrants are classified as equity instruments on the balance sheet at December 31, 2012 and March 31, 2013.

In addition to the warrants discussed above, subsequent to the close of the PNC Credit Agreement and the Private Equity Placement, on November 29, 2012, Enservco entered into an investor relations services agreement with an unaffiliated consultant. Pursuant to this services agreement, the Company issued the consultant 125,000 shares of common stock, at $0.40 per share, in lieu of cash fees. The Company also granted the consultant a warrant to purchase 200,000 shares of the Company’s common stock. Due to the terms of the warrants and the underlying service agreement with the service provider, these warrants vest based on performance criteria within the agreement through May 31, 2013, and are exercisable on May 31, 2013 at $0.40 per share, with a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

The warrants issued on November 29, 2012 were valued using the following weighted average assumptions: no dividend yield, expected volatility of 125.7%, risk free interest rate of 0.63%, and term of 5 years. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods through the date of issuance, equal to the contractual warrant term. The warrant term was based on the life of the warrant as stated on the warrant agreement. With a stock price of $0.36 on the date of issuance, these warrants had a fair-value of $0.30 per share. Per analysis performed by the Company, the warrants issued on November 29, 2012 are classified as equity instruments on the balance sheet at December 31, 2012 and March 31, 2013. As of March 31, 2013 the Company recognized an expense (through operating expense as general and administrative expense) of $30,023 associated with these warrants.

Note 11 – Stockholder’s Equity

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

Through March 31, 2013 the Company has granted options to acquire a total of 2,741,000 outstanding shares of common stock pursuant to the 2010 Plan, broken out in specific grant dates as noted below:

1.	Pursuant to the 2010 Plan, options to acquire an aggregate of 975,000 shares of common stock were granted on the date of the Merger Transaction. The exercise price of these options was based on the closing price of the Company’s common stock on the second business day following the Company reporting the closing of the Merger Transaction. Of these shares, 225,000 shares vested immediately upon grant and the remaining shares vest ratably over the term of the options.

2.	Subsequent to the initial granting of the 975,000 shares pursuant to the 2010 Plan, and prior to the year ending December 31, 2012, options to acquire an additional 1,875,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based either on the closing sale price of the Company’s common stock on the date of grant or the ten day average closing price of the Company’s common stock prior to the grant date. These 1,875,000 shares vest over two to three year periods with 633,333 shares having vested on the date of grant. As of December 31, 2012, 1,125,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

3.	During the year ended December 31, 2012 an additional 1,270,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based on the closing sale price of the Company’s common stock on the business day following the date of grant. These 1,270,000 shares vest over two to three year periods with 150,000 shares having vested on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued during the year ended December 31, 2012 were valued using the following weighted average assumptions: no dividend yield, average expected volatility of 118.83%, risk free interest rate of 0.37% and expected term of 3.4 years. As of December 31, 2012, 410,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

4.	On January 23, 2013 an additional 158,000 shares of common stock were granted under the 2010 Plan. The exercise price of these options was based on the ten day average closing price of the Company’s common stock prior to the grant date. These 158,000 shares vest over a three year period with -0- shares having vested on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options issued on January 23, 2013 were valued using the following weighted average assumptions: no dividend yield, average expected volatility of 134.62%, risk free interest rate of 0.37% and expected term of 3.5 years. As of March 31, 2013, 2,000 of these shares were cancelled or expired for failure to meet established performance goals or as a result of termination of employment.

For the three months ended March 31, 2013 the Company recognized expense (through operating expense as general and administrative expense) of $38,696 on options within the 2010 Plan. During the three months ended March 31, 2013 the Company had unrecognized expense of $276,355 associated with options within the 2010 Plan, which will be recognized over the remaining weighted-average period of 2.4 years. The options within the 2010 Plan were classified as equity instruments on the balance sheet at March 31, 2013.

2008 Option Plan

As of March 31, 2013, 350,000 options were outstanding under the 2008 Plan.

Through July 27, 2010 Aspen had one equity compensation plan, the “2008 Equity Plan.” An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan and in February 2008 the Board of Directors granted directors and employees options to acquire 775,000 shares which vested based on meeting certain performance goals, exercisable at $2.14 per share through February 27, 2013. Of these, all but 140,431 have expired as of December 31, 2012 for failure to meet established performance goals or as a result of termination of employment. As of December 31, 2012, the Company did not have any unrecognized expense associated with these options. During the three months ended March 31, 2013, the remaining 140,431 shares were terminated due to expiration on February 27, 2013.

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

The following information summarizes information with respect to options granted under all equity plans:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at December 31, 2011	3,305,431	$0.70	2.51
Granted	400,000	1.07
Exercised	-	-
Forfeited or Expired	(1,030,000)	0.50

Outstanding at March 31, 2012	2,675,431	$0.83	1.99
Granted	870,000	0.46
Exercised	-	-
Forfeited or Expired	(470,000)	1.03

Outstanding at December 31, 2012	3,075,431	$0.71	2.33
Granted	158,000	0.70
Exercised	-	-
Forfeited or Expired	(142,431)	2.12

Outstanding at March 31, 2013	3,091,000	$0.64	2.35

Exercisable at December 31, 2011	2,182,097	$0.71	2.25
Exercisable at March 31, 2012	1,515,431	$0.64	2.00
Exercisable at December 31, 2012	2,265,431	$0.70	1.25
Exercisable at March 31, 2013	2,125,000	$0.71	1.00

A summary of the status of nonvested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2011	1,123,334	$0.48
Granted	400,000	0.75
Vested	-	-
Forfeited	(363,334)	0.38

Nonvested at March 31, 2012	1,160,000	$0.65
Granted	870,000	0.33
Vested	(770,000)	0.54
Forfeited	(450,000)	0.75

Nonvested at December 31, 2012	810,000	$0.37
Granted	158,000	0.56
Vested	-	-
Forfeited	(2,000)	0.56

Nonvested at March 31, 2013	966,000	$0.40

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2013 and 2012, and our financial condition, liquidity and capital resources as of March 31, 2013, and December 31, 2012. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

As discussed in more detail below, the Company completed a refinancing of its debt and raised some additional equity capital in a private placement in November 2012. Going forward, and subject to the availability of adequate equity and/or debt financing, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment. There can be no assurance that the Company will be able to raise any additional outside capital or have access to additional outside funding on reasonable terms, if at all.

Discussion of Operations for the Three Months ended March 31, 2013 and 2012

The following table shows the results of operations for the periods noted. Please see information following the table for management’s discussion of significant changes.

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue

Revenues	$18,567,166	100%	$9,527,955	100%
Cost of Revenue	10,401,143	56%	6,579,429	69%
Gross Profit	8,166,023	44%	2,948,526	31%

Operating Expenses
General and administrative expenses	907,073	5%	903,360	9%
Depreciation and amortization	563,836	3%	1,323,797	14%
Total operating expenses	1,470,909	8%	2,227,157	23%

Income from Operations	6,695,114	36%	721,369	8%
Other Income (Expense)	6,518	0%	(138,765)	(2)%

Income From Continuing Operations Before Tax Expense	6,701,632	36%	582,604	6%
Income Tax Expense	(2,695,061)	(14)%	(203,847)	(2)%
Income From Continuing Operations	4,006,571	22%	378,757	4%

Discontinued Operations
Loss from discontinued operations	(118,918)	(1)%	(165,361)	(2)%
Income tax benefit	46,378	0%	64,491	1%
Loss on discontinued operations, net of tax	(72,540)	(1)%	(100,870)	(1)%

Net Income	$3,934,031	21%	$277,887	3%

Earnings per Common Share – Basic
Income from continuing operations	$0.12		$0.01
Discontinued operations	-		-
Net Income	$0.12		$0.01

Earnings per Common Share – Diluted
Income from continuing operations	$0.11		$0.01
Discontinued operations	-		-
Net Income	$0.11		$0.01

Basic weighted average number of common shares outstanding	31,825,294		21,778,866
Add: Dilutive shares assuming exercise of options and warrants	3,172,940		1,240,747
Diluted weighted average number of common shares outstanding	34,998,234		23,019,613

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financials. The following tables set forth revenue from continuing operations for the Company’s three service offerings during the three months ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
BY SERVICE OFFERING:
Fluid Management (1)	$1,928,595	$2,111,226

Well Enhancement Services (2)	16,529,380	7,333,854

Well Site Construction and Roustabout Services(6)	109,191	82,875

Total Revenues	$18,567,166	$9,527,955

Enservco has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. Enservco only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from continuing operations for the Company’s three geographic regions during the three months ending March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
BY GEOGRAPHY:
Eastern USA Region (3)	$4,324,196	$1,298,110

Rocky Mountain Region (4)	10,510,435	5,517,073

Central USA Region (5)	3,732,535	2,712,772

Total Revenues	$18,567,166	$9,527,955

Notes to tables:

(1)	Water hauling/disposal and frac tank rental.
(2)	Services such as frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.
(4)	Consists of western Colorado, southeastern Wyoming, western North Dakota, and eastern Montana. Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, Texas panhandle, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Amounts herein represent our Dillco construction and roustabout services. During 2012, the Heat Waves’ construction and roustabout service line was discontinued. See Note 3 to our consolidated financial statements accompanying the Form 10K within this report for more details.

Revenues:

The approximately $9.0 million or 95% increase in our revenues from continuing operations for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to (i) a normal winter season during the 2012-2013 heating season (as compared to the higher-than-average temperatures and moderate weather during the prior year’s winter), and (ii) due to increased heating capacity through the purchase and fabrication of additional trucks and equipment to service our well enhancement services. These factors are discussed in detail throughout this section; this section focuses on key increases in our revenues from continuing operations from our service line offerings and geographical regions, with additional discussions for any offsetting decreases.

In general, on a service offering basis, the increase in revenues during the first quarter of 2013 included significant increases within our well enhancement services, and a slight reduction in revenues during the same period in our fluid management services. Revenues from well site construction services remained approximately the same during the three month period.

In general, on a geographical basis, revenues from the Rocky Mountain region increased significantly during the first quarter of 2013, as did revenues from operations in the eastern USA region. Revenues from operations in the Central USA region showed a slight increase during the three month period.

Specific factors that increased revenues during the three months ended March 31, 2013, as compared to 2012:

(1)	During 2012 and the beginning of 2013, the Company expanded its heating capacity by investing in additional trucks and equipment to meet the growing demand for our frac heating and hot oiling services. As part of this expansion of trucks and equipment, the Company purchased and fabricated two new hot oil units and five double-burner frac heating units which were deployed into our Rocky Mountain region;

(2)	Though the Company’s Well Enhancement services of frac heating and hot oiling were affected by higher-than-average temperatures and moderate weather during the first quarter of 2012, weather patterns returned to normal during the first quarter of 2013, which is in the middle of the 2012-2013 heating season, thus increasing the demand for our frac heating and hot oiling services;

(3)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) increased by approximately $3.0 million during the first quarter of 2013, as compared to the same period in 2012, with the majority of this increase associated with Well Enhancement services (more specifically, frac heating and hot oiling). This increase is due weather patterns in this area returning to normal during the winter of 2012-2013, and is also due to our expansion into the Utica shale (located in northern West Virginia) where exploration and production in this oil-field play is beginning to see increased activity and demand for our services; and

(4)	Due to our expansion and organic growth within our Rocky Mountain and Central USA regions we were also able to execute additional Fluid Management agreements with key customers during 2012, continuing these services through the beginning of 2013. These new agreements resulted in the Company investing in additional water transports. In total, the Company purchased and fabricated two new water transports, and also leased an additional seven water transports, which were deployed into our Rocky Mountain and Central USA regions during 2012. See below for a discussion around the decreases in Fluid Management services within our Dillco Fluid Service, Inc operations which offset the increase in revenues from our Rocky Mountain and other Central USA operations.

Specific factors that decreased revenues during the three months ended March 31, 2013, as compared to 2012:

(1)	In spite of the expansion and organic growth within our Rocky Mountain and Central USA regions as explained above, Fluid Management services within our Dillco Fluid Service, Inc. operations (part of our Central USA region) decreased by approximately $500,000 during the first quarter of 2013, as compared to the same period in 2012. This decrease was due to losing a member of our Dillco Fluid Service, Inc. operations management team near the end of the first quarter of 2012; this member took his small number of fluid service trucks and equipment and certain small, independent-customers to explore his own business opportunities.

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

Costs of Revenues and Gross Profit:

Although revenues from continuing operations increased during the three months ended March 31, 2013, as compared to the same period in 2012, cost of revenues from continuing operations as a percentage of revenues decreased by approximately fifteen percentage points. This resulted in an increased gross profit margin of approximately $5.2 million or 177% for the first quarter in 2013, when compared to the same period in 2012.

The decrease in cost of revenues and increased profitability rate for the period is primarily due to the following factors:

(1)	Historically, our revenue mix has consisted of approximately 55% of our consolidated revenues generated through our Well Enhancement services and approximately 40% from our Fluid Management services; the remaining 5% of consolidated revenues has historically been generated from Well Site Construction and other services. During the first quarter of 2013, our revenue mix consisted of approximately 90% of consolidated revenues from Well Enhancement services. This significant change to our revenue mix is due to new frac heating and hot oiling customers in our Rocky Mountain, Eastern USA, and Central USA regions. To address this increase in demand, during the first quarter of 2013 we allocated all available resources (resulting in parking of water transports and redeploying water transport operators) to meet the demand of our Well Enhancement services; specifically our frac heating and hot oiling service. As we have historically experienced higher gross profit margins for Well Enhancement services, this change in revenue mix through focusing on our core heating services significantly increased our gross profit margins and our overall gross profit during the first quarter of 2013; and

(2)	In prior periods the Company has benefited from a reduction in cost of revenues through the implementation and maintenance of several cost-reduction programs and policies. Due to the significant increase in revenues from continuing operations during the first quarter of 2013, the Company was able to benefit from these cost-reduction programs and policies and our gross profit margins from each incremental dollar of revenue showed a significant increase in profitability.

General and Administrative Expenses:

For the three months ended March 31, 2013, general and administrative expenses as a percentage of revenues decreased by four percentage points, as compared to the same period 2012, due to the substantial increase in revenues. However, the dollar amount spent on our general and administrative expenses remained relatively consistent during the period as there have not been any significant changes in general and administrative expenses, period-over-period.

Going forward, we anticipate that our general and administrative expenses will continue to be consistent, or may in certain periods have a slight increase, as we maintain efforts to appropriately invest in the infrastructure and overhead needed to support operations, as our operations continue to grow. We expect to be able to maintain our general and administrative expenses as a reasonable and consistent percentage of revenues.

Depreciation and Amortization:

Our depreciation and amortization expenses decreased as a percentage of revenues for the three months ended March 31, 2013, as compared to the same period in 2012, by approximately eleven percentage points, or a decrease in depreciation and amortization expense of approximately $760,000 or 57%. During the second quarter of 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment and of its disposal wells. This change in accounting estimate decreased depreciation for the three months ended March 31, 2013 by approximately $860,000 (pre-tax difference), as compared to the same period in 2012. This decrease in depreciation due to the change in accounting estimate noted above was offset by an increase in depreciation by approximately $100,000 due to property and equipment purchases during fiscal year 2011 of approximately $5.6 million and another $4.2 million in purchases during 2012 (purchase amounts include leases of approximately $282,000 and $438,000, respectively).

Results of Operations:

For the three months ended March 31, 2013, the Company recognized income from operations of approximately $6.7 million. For the same period in 2012, the Company recognized income from operations of approximately $720,000. As discussed within the Cost of Revenues and Gross Profit, General and Administrative Expenses, and Depreciation and Amortization sections above, the approximate $6.0 million positive swing in our results from operations during the first quarter of 2013, as compared to 2012, was primarily a result of an approximate $9.0 million or 95% increase in revenues, with the cost of revenues from continuing operations as a percentage of revenues decreasing by approximately 15% (or an increased gross profit margin of approximately $5.2 million or 177%) period-over-year, and an approximate $760,000 or 57% decrease in depreciation expense.

Management believes that this improvement in our results of operations reflects the beneficial effect of our expanded and increased operations (as discussed throughout this report), a focus on obtaining profitability, and the benefit of a normal winter and increased heating capacity in the first quarter of the year. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Income Taxes:

For the three months ended March 31, 2013, the Company recognized income from continuing operations before taxes of approximately $6.7 million. The Company recognized a tax expense on this income from continuing operations of approximately $2.7 million. This resulted in an effective tax rate on income from continuing operations of approximately 40%. This high effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to permanent book income vs. taxable income differences and state and local income tax.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
EBITDA* From Continuing Operations:
Income From Continuing Operations	$4,006,571	$378,757
Add (Deduct):
Interest expense	314,052	208,991
Income tax expense	2,695,061	203,847
Depreciation and amortization	563,836	1,323,797
EBITDA* From Continuing Operations	7,579,520	2,115,392
Add (Deduct):
Stock-based compensation	38,696	44,636
Warrants issued	30,023	-
Gain on disposal of equipment	(306,457)	-
Gain on sale of investments	-	(11,762)
Other income	(14,113)	(58,464)
Adjusted EBITDA* From Continuing Operations	$7,327,669	$2,089,802

EBITDA* From Discontinued Operations:
Loss From Discontinued Operations	$(72,540)	$(100,870)
Add (Deduct):
Interest expense	963	750
Income tax benefit	(46,378)	(64,491)
Depreciation and amortization	-	77,395
EBITDA* and Adjusted EBITDA* From Discontinued Operations	$(117,955)	$(87,216)

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

Changes in Adjusted EBITDA*

For the three months ended March 31, 2013, Adjusted EBITDA From Continuing Operations increased by approximately $5.2 million, as compared to the same period in 2012.

The increase of Adjusted EBITDA From Continuing Operations during the first quarter of 2013, as compared to 2012, was primarily due to an increase in revenues from our well enhancement services within our Rocky Mountain and Central USA regions, due to new frac heating and hot oiling customers in those regions.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the three months ended March 31, 2013 and 2012 and (combined with working capital from the above table and discussion below) are important for understanding our liquidity:

	For the Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$654,580	$583,291
Net cash provided (used) in investing activities	1,210,580	(1,311,450)
Net cash (used) provided by financing activities	(1,595,516)	1,230,547
Net Decrease in Cash and Cash Equivalents	269,644	502,388

Cash and Cash Equivalents, Beginning of Period	533,627	417,005

Cash and Cash Equivalents, End of Period	$803,271	$919,393

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Condensed Consolidated Financial Statements, the Company has elected to not separately disclose cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the three months ending March 31, 2013 and 2012.

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Unaudited)

Current Assets	$15,919,455	$9,553,558
Total Assets	30,853,345	25,857,026
Current Liabilities	8,507,279	7,997,228
Total Liabilities	20,024,012	19,040,678
Working Capital (Current Assets net of Current Liabilities)	7,412,176	1,556,330
Stockholders’ equity	10,829,333	6,816,348

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Consolidated Financial Statements, the Company has classified fixed assets associated with discontinued operations as Fixed assets held for sale in our consolidated balance sheet as of March 31, 2013 and December 31, 2012. The Company elected to present and disclose all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financial statements; see Note 3 within the Notes to the Condensed Consolidated Financial Statements for further details.

In current and prior periods, we have relied on cash generated from operations and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At March 31, 2013, we had approximately $3.5 million available under our asset based, revolving credit facility.

On November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a Credit Agreement and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank. This refinancing has positively bolstered our working capital position, as well as provided for an increased revolving credit facility. Based on our existing operating performance, coupled with the recent refinancing, we believe we will have adequate funds to meet operational and capital expenditure needs for the remainder of fiscal year 2013 and beyond. However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, capital expenditures, additional lease arrangements, and additional debt limitations and loan to value ratios. At March 31, 2013, the Company did not meet one of the covenants imposed by the loan agreements with PNC, associated with limits imposed on the aggregate amount of lease expense allowed on an annual basis, which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default and has agreed to modify the debt covenants of the loan agreements for future reporting periods for the covenant which was in default at March 31, 2013. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the modified debt covenant and all other future covenant requirements.

As of March 31, 2013 we had working capital of approximately $7.4 million, an increase in working capital of approximately $5.9 million as compared to our 2012 fiscal year end. There were various components contributing to the increase in the working capital during the first quarter of 2013:

Factors that increased our working capital –

(1)	An increase in accounts receivable balances of approximately $5.6 million due to an approximate $7.1 million increase in first quarter 2013 revenues as compared to the fourth quarter of 2012;

(2)	A decrease in the line of credit balance of approximately $920,000 due to our ability to pay down the line of credit balance through cash flows from operations during the first quarter of 2013; again, due to the approximate $7.1 million increase in first quarter 2013 revenues as compared to the fourth quarter of 2012; and

(3)	An increase in prepaids and other current assets of approximately $490,000.

Factors that had a negative effect on our working capital –

(1)	An increase in income taxes payable of $1.5 million due to the increased profitability experienced during the first quarter 2013.

Investing and Financing Activities

Our capital expenditures for the first quarter of 2013 were approximately $592,000, as compared to approximately $1.4 million during the first quarter of 2012. During the first quarter of 2013, we sold or disposed of trucks and equipment resulting in proceeds of approximately $1.6 million, and also sold two disposal wells and a property within our Dillco Fluid Service, Inc operations center, located in southwest Kansas, for combined cash proceeds of approximately $192,000. These items, combined, explain the significant increase of approximately $2.5 million in the cash provided by investing activities during the first quarter of 2013, as compared to the same period in 2012.

During the first quarter of 2012, the Company entered into several equipment loans with its primary lender and received proceeds from the issuance of long-term debt of approximately $1.4 million. The Company also had net payments on its line of credit of approximately $920,000 during the first quarter of 2013, as compared to net borrowings under its line of credit facility of approximately $725,000 during the first quarter of 2012 . These items, combined, explain the significant increase of approximately $2.8 million in the cash used in financing activities during the first quarter of 2013, as compared to the same period in 2012.

As of December 31, 2012 we have executed commitments for approximately $900,000 for additional heating equipment. A majority of these assets were purchased, or financed, and delivered as of the date of this filing. The Company has no other commitments as of March 31, 2013.

Capital Commitments and Obligations

The Company’s capital commitments and obligations as of March 31, 2013 consisted of the PNC Term Loan, the PNC Revolving Line of Credit, a Great Western Bank Real Estate Loan entered into to fund the new operation center in North Dakota, as well as other bank debt and certain capital and operating leases.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three month periods ended March 31, 2013 and 2012 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

During the year ended December 31, 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three months ended March 31, 2013, the change in accounting estimate decreased depreciation for the period by approximately $860,000 (pre-tax difference), increasing Income from Operations and Net Income by this amount, or by approximately $0.03 earnings per basic and $0.02 earnings per diluted common share, respectively.

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

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2012, the Company performed the annual impairment test and determined that no impairment existed. For the three month periods ended March 31, 2013 and 2012, the Company did not note any events that occurred, nor did any circumstances change, that would result in an impairment of goodwill as of the last annual test performed.

Income Taxes

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2013. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013 the Company did not engage in, or effect, any unregistered sales of equity securities.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010. (1)
3.01	Second Amended and Restated Certificate of Incorporation. (2)
3.02	Amended and Restated Bylaws. (3)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 13, 2013	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2013	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer)

