Form 10-Q
period 2013-06-30
Enservco Corp
filed 2013-08-13
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

(303) 333-3678

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 12, 2013
Common stock, $.005 par value	32,244,683

1

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Enservco Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,734,705	$533,627
Accounts receivable, net	5,177,737	7,791,342
Prepaid expenses and other current assets	1,198,662	802,020
Inventories	284,689	273,103
Deferred tax asset	145,319	153,466
Total current assets	12,541,112	9,553,558

Property and Equipment, net	14,636,345	15,020,890
Fixed Assets Held for Sale, net	-	304,429
Non-Competition Agreements, net	-	30,000
Goodwill	301,087	301,087
Long-Term Portion of Interest Rate Swap	21,665	16,171
Other Assets	646,123	630,891

TOTAL ASSETS	$28,146,332	$25,857,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,877,107	$3,606,645
Income taxes payable	646,144	-
Line of credit borrowings	-	2,151,052
Current portion of long-term debt	2,220,256	2,236,343
Current portion of interest rate swap	19,563	24,048
Total current liabilities	4,763,070	8,018,088

Long-Term Liabilities
Long-term debt, less current portion	9,542,234	10,570,928
Deferred income taxes, net	2,564,869	451,662
Total long-term liabilities	12,107,103	11,022,590
Total liabilities	16,870,173	19,040,678

Commitments and Contingencies

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 32,296,184 and 31,928,894 shares issued, respectively; 103,600 shares of treasury stock; and 32,192,584 and 31,825,294 shares outstanding, respectively	160,963	159,127
Additional paid-in-capital	10,191,303	9,864,363
Accumulated earnings (deficit)	922,601	(3,202,337)
Accumulated other comprehensive income (loss)	1,292	(4,805)
Total stockholders’ equity	11,276,159	6,816,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,146,332	$25,857,026

See notes to condensed consolidated financial statements.

Enservco Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$7,947,635	$5,511,219	$26,516,027	$15,039,173

Cost of Revenue	5,639,686	4,385,096	16,031,978	10,964,524

Gross Profit	2,307,949	1,126,123	10,484,049	4,074,649

Operating Expenses
General and administrative expenses	1,169,620	944,538	2,086,769	1,847,898
Depreciation and amortization	586,365	564,581	1,150,200	1,888,377
Total operating expenses	1,755,985	1,509,119	3,236,969	3,736,275

Income (Loss) from Operations	551,964	(382,996)	7,247,080	338,374

Other Income (Expense)
Interest expense	(251,655)	(217,841)	(565,707)	(426,833)
Gain on disposals of equipment	-	1,536	306,457	1,536
Other income	10,215	9,613	24,827	79,838
Total Other Income (Expense)	(241,440)	(206,692)	(234,423)	(345,459)

Income (Loss) From Continued Operations, Before Tax Expense	310,524	(589,688)	7,012,657	(7,085)
Income Tax (Expense) Benefit	(118,443)	242,576	(2,814,004)	38,730
Income (Loss) From Continued Operations, Net of Tax	192,081	(347,112)	4,198,653	31,645

Discontinued Operations
Loss From Discontinued Operations, Before Tax	(1,927)	(151,786)	(120,845)	(317,147)
Income Tax Benefit	753	59,197	47,130	123,686
Loss From Discontinued Operations, Net of Tax	(1,174)	(92,589)	(73,715)	(193,461)

Net Income (Loss)	$190,907	$(439,701)	$4,124,938	$(161,816)

Other Comprehensive Income (Loss)
Unrealized gain (loss) on interest rate swaps, net of tax	(4,135)	-	6,097	-
Settlements – interest rate swap	6,838	-	13,592	-
Reclassified into earnings – interest rate swap	(6,838)	-	(13,592)	-
Unrealized loss on available-for-sale securities, net of tax	-	(1,858)	-	(23,073)
Total Other Comprehensive Income (Loss)	(4,135)	(1,858)	6,097	(23,073)

Comprehensive Income (Loss)	$186,772	$(441,559)	$4,131,035	$(184,889)

Earnings per Common Share - Basic
Income (loss) from continuing operations	$0.01	$(0.02)	$0.13	$-
Income (loss) from discontinued operations	-	-	-	(0.01)
Net Income	$0.01	$(0.02)	$0.13	$(0.01)
Earnings per Common Share – Diluted
Income (loss) from continuing operations	$0.01	$(0.02)	$0.12	$-
Income (loss) from discontinued operations	-	-	-	(0.01)
Net Income	$0.01	$(0.02)	$0.12	$(0.01)

Basic weighted average number of common shares outstanding	32,099,332	21,778,866	31,963,070	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	3,589,220	-	3,444,113	-
Diluted weighted average number of common shares outstanding	35,688,552	21,778,866	35,407,183	21,778,866

See notes to condensed consolidated financial statements.

Enservco Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$190,907	$(439,701)	$4,124,938	$(161,816)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes $16,669 and $94,064 from discontinued operations in 2012, respectively)	586,365	581,250	1,150,200	1,982,442
Gain on sale and on disposal of equipment	-	(1,536)	(306,457)	(1,536)
Realized gain on sale of marketable securities	-	(12,891)	-	(24,653)
Deferred income taxes	978,087	(305,136)	2,117,472	(229,655)
Stock-based compensation	260,054	144,651	328,776	189,287
Amortization of debt issuance costs	76,945	-	153,888	-
Bad debt expense (recoveries)	44,163	-	170,397	(1,739)
Changes in operating assets and liabilities
Accounts receivable	8,198,556	2,314,367	2,443,208	676,168
Inventories	(19,805)	14,029	(11,586)	(14,824)
Prepaid expense and other current assets	89,437	(67,205)	(396,642)	(276,486)
Other non-current assets	-	90,904	(169,120)	15,039
Accounts payable and accrued liabilities	(1,663,196)	(951,632)	(1,729,538)	(201,837)
Income taxes payable	(863,153)	-	646,144	-
Net cash provided by operating activities	7,878,360	1,367,100	8,521,680	1,950,390

INVESTING ACTIVITIES
Purchases of property and equipment	(1,245,758)	(516,854)	(1,837,511)	(1,938,766)
Proceeds from sale and disposal of equipment	-	3,500	1,802,333	3,500
Sales of available-for-sale securities	-	69,746	-	180,208
Net cash used by investing activities	(1,245,758)	(443,608)	(35,178)	(1,755,058)

FINANCING ACTIVITIES
Net line of credit (payments) borrowings	(1,234,447)	(330,350)	(2,151,052)	394,650
Proceeds from issuance of long-term debt	-	-	-	1,359,907
Repayment of long-term debt	(466,721)	(877,422)	(1,134,372)	(1,731,781)
Payments upon interest rate swap settlements	-	-	-	-
Net cash (used) provided by financing activities	(1,701,168)	(1,207,772)	(3,285,424)	22,776

Net Increase (Decrease) in Cash and Cash Equivalents	4,931,434	(284,280)	5,201,078	218,108

Cash and Cash Equivalents, Beginning of Period	803,271	919,393	533,627	417,005

Cash and Cash Equivalents, End of Period	$5,734,705	$635,113	$5,734,705	$635,113

Supplemental cash flow information:
Cash paid for interest	$147,713	$207,209	$375,465	$405,898
Cash paid for taxes	$2,757	$-	$3,257	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment purchased through installment loans	$89,591	$-	$89,591	$-
Cashless exercise of stock options and warrants	$1,836	$-	$1,836	$-
Increase in fair value of available-for- sale securities	$-	$317	$-	$29,415

See notes to condensed consolidated financial statements.

Enservco Corporation

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2012 and June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

On May 29, 2013, three of the Company’s former subsidiaries, being Trinidad Housing, LLC, Aspen Gold Mining Company, and Heat Waves, LLC, were dissolved and Enservco Frac Services, LLC is being dissolved by operation of law. None of these dissolved subsidiaries was engaged in active business operations prior to dissolution. As part of a corporate reorganization in May 2013, Dillco transferred its ownership in Heat Waves to Enservco through a tax free exchange.

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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2012. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service. As part of this decision, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service. The Company classified these fixed assets as Fixed assets held for sale in our condensed consolidated balance sheet as of December 31, 2012. During the six months ended June 30, 2013, the Company sold a majority of its assets held for sale and at June 30, 2013, decided to redeploy the remaining assets held for sale back into operations. Accordingly there are no Fixed assets held for sale in the condensed consolidated balance sheets as of June 30, 2013. The Company has disclosed all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financial statements; see Note 3 for further details. The Company has also delineated all results of operations as continuing operations or discontinued operations, from the well-site construction and roustabout line of service, for the six months ended June 30, 2013 and 2012. As such, the operating results of this line of service are reported as Loss from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented; see Note 3 for further details. The Company has not separately disclosed cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the three and six months ended June 30, 2013 and 2012.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $230,000 and $185,000, respectively. For the three and six months ended June 30, 2013, the Company recorded bad debt expense (net of recoveries) of $44,163 and $170,397, respectively. For the three and six months ended June 31, 2012, the Company recorded bad debt recoveries of $-0- and $1,739, respectively.

Inventory

Inventory consists primarily of propane, diesel fuel and chemicals used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and six month periods ended June 30, 2013 and 2012.

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

In April 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and six months ended June 30, 2012, the change in accounting estimate decreased depreciation expense for the period by approximately $860,000 (pre-tax difference), increasing Income (Loss) from Operations and Net Income (Loss) by this amount, or by approximately $0.02 per basic and diluted common share.

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

The Company is leasing a number of trucks and equipment in the normal course of business, which are recorded as operating leases. The Company records rental expense on its equipment operating leases over the lease term as it becomes payable; there are no rent escalation terms associated with these equipment leases. On a number of the equipment leases, purchase options exist allowing the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination and exercised purchase option. The majority of the Company’s equipment leases contain renewal clauses and expire through June 2017.

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

As of June 30, 2013 and 2012, the Company had outstanding stock options and warrants to acquire an aggregate of 8,867,226 and 2,655,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Due to the presentation of discontinued operations (see Note 3) throughout this report, in accordance with accounting guidance, the Company presented earnings (loss) per common share from continuing and discontinued operations within its financial statements for the three and six months ended June 30, 2013 and 2012. For the three and six months ended June 30, 2013, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 3,589,220 and 3,444,113 shares, respectively. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for all other earnings (loss) per common share data presented within its financial statements for the three and six months ended June 30, 2012.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and are being amortized over a five-year period. Amortization expense was recognized through June 2013 and all non-competition agreements are fully amortized as of June 30, 2013. Amortization expense for the six months ended June 30, 2013 and 2012 totaled $30,000 and $120,000, respectively.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2012, the Company performed the annual impairment test and determined that no impairment existed. For the three and six month periods ended June 30, 2013 and 2012, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2013. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the six months ended June 30, 2013. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, and directors. The expected term of the options is based upon evaluation of historical and expected further exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

The Company also uses the Black-Scholes valuation model to determine the fair value of warrants. Expected volatility is based upon the weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is based upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none.

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

Note 3 - Discontinued Operations

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service.

The following table provides the components of discontinued operations, net of tax:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$-	$116,163	$-	$126,202
Cost of Revenue	1,927	250,859	119,882	348,114
Gross Profit	(1,927)	(134,696)	(119,882)	(221,912)

Operating Expenses
Depreciation and amortization	-	16,669	-	94,064

Loss from Operations	(1,927)	(151,365)	(119,882)	(315,976)

Other Expense
Interest expense	-	421	963	1,171

Loss from discontinued operations	(1,927)	(151,786)	(120,845)	(317,147)
Income tax benefit	753	59,197	47,130	123,686
Loss on discontinued operations, net of tax	$(1,174)	$(92,589)	$(73,715)	$(193,461)

The following table provides the major classes of assets and liabilities components of discontinued operations, as of:

	June 30,	December 31,
	2013	2012

Accounts receivable, net	$-	$153,754
Fixed assets held for sale, net	-	304,429
Total discontinued assets	$-	$458,183

Accounts payable and accrued liabilities	$-	$219,882
Total discontinued liabilities	$-	$219,882

On March 14, 2013, the Company sold several trucks and equipment used in its construction division, which were classified as fixed assets held for sale as of December 31, 2012, for cash proceeds of $534,000. The book value at time of sale of these assets was approximately $233,000 and commissions of $10,000 were paid upon sale of the trucks and equipment. As such, for the six months ended June 30, 2013, the Company recorded a gain of approximately $291,000 on the sale of these fixed assets held for sale. At June 30, 2013, the Company determined that the remaining few assets held for sale could be redeployed back into operations of the business and transferred assets held for sale with a net book value of $71,342 back into property and equipment.

Note 4 - Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012

Trucks and vehicles	$23,227,257	$23,933,669
Other equipment	2,783,832	2,781,903
Buildings and improvements	2,328,477	2,403,477
Trucks in process	1,274,275	1,110,356
Capitalized truck leases	455,093	455,093
Land	596,420	601,420
Disposal wells	367,330	667,330
Total property and equipment	31,032,684	31,953,248
Accumulated depreciation	(16,396,339)	(16,932,358)
Property and equipment - net	$14,636,345	$15,020,890

Depreciation expense on property and equipment for the three months ended June 30, 2013 and 2012 totaled $571,365 and $504,581, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $1,120,200 and $1,768,377, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following :

	June 30,	December 31,
	2013	2012

Term Loan entered into as part of the debt refinancing in November 2012 with an original principal balance of $11.0 million, payable in thirty-five fixed monthly principal installments of $130,952 beginning November 2012, with the remaining principal due November 2, 2015. Variable rate interest of 4.25% plus 1 Month Libor (see interest rate swap disclosure below), collateralized by equipment, inventory, and accounts of the Company, entered into by the Company and two of its subsidiaries, Heat Waves Hot Oil Service, LLC and Dillco Fluid Service, Inc. (all as borrowers), and subject to financial covenants.	$10,083,336	$10,738,096

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750. Principal balance amended to $705,000 during February 2012 and amended again during November 2012 to increase the principal balance by $47,000. Upon the November 2012 amendment, principal and interest payments of $7,416 beginning on December 16, 2012 and ending May 16, 2022. Interest is calculated as Five Year Treasury Yield plus 3.5% with a 4.75% floor (4.75% at June 30, 2013). Loan is collateralized by land and property purchased with the loan.	711,067	738,097

Note payable entered into with a lending institution in order to purchase field equipment. Equipment was sold to a third-party on March 25, 2013 and proceeds were used to settle the notes payable.	-	326,964

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	296,000	314,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	184,715	204,941

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	160,276	181,413

Mortgage payable to a bank, interest at 5.9%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	132,185	137,507

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	52,700	68,476

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through September 2013.	20,868	62,308

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017, secured by equipment purchased with the note.	31,752	35,469

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 4.85%. Term of 60 months, due in monthly installments of $1,688 through May 2018, secured by equipment purchased with the note.	89,591	-
Total	11,762,490	12,807,271
Less current portion	(2,220,256)	(2,236,343)
Long-term debt, net of current portion	$9,542,234	$10,570,928

Aggregate maturities of debt are as follows:

Twelve Months Ending June 30,
2014	$2,220,256
2015	1,880,996
2016	6,972,901
2017	200,188
2018	86,683
Thereafter	401,466
Total	$11,762,490

Revolving Line of Credit

As of June 30, 2013 and December 31, 2012, the outstanding balance on the revolving line of credit with our primary lender was $0 and $2,151,052, respectively.

Interest Rate Swap

On November 13, 2012 the Company entered into an Interest Rate Swap Agreement (“swap”) with PNC in order to hedge the cash flow requirements for the variable interest rate associated with the Term Loan. The floating variable interest rate associated with the Term Loan debt of 4.25% plus LIBOR was swapped for a fixed rate of 4.25% plus 0.64% for the duration of the Term Loan. At June 30, 2012, an updated valuation was performed resulting in a current liability of $19,563 and long-term assets of $21,665 associated with the swap.The Company determined that there was no ineffectiveness to the cash flow hedge and recorded changes in value to other comprehensive income.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases six facilities under lease commitments that expire through November 2016, and also leases trucks and equipment under several equipment lease commitments that expire through June 2017; all of these facility and equipment leases are accounted for as operating leases. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending June 30,
2014	$1,023,969
2015	705,748
2016	464,470
2017	128,970
2018	-
Total	$2,323,157

Capital Leases

The Company has entered into capital leases for five water transport units (each unit includes one truck and one trailer), which have been included in Property and Equipment (Note 4) and are summarized in the table below as of June 30, 2013:

Capitalized Trucks	$218,807
Capitalized Trailers	236,286
Less: Accumulated Depreciation	(180,903)
Net Assets Under Capital Leases	$274,190

The following is a summary of the future minimum lease payments under capital leases as of June 30, 2013:

Twelve Months Ending June 30,	Minimum Lease Payment
2014	$21,000
2015	-
Total minimum lease payments	21,000
Less: Interest	(132)
Net minimum lease payments	20,868
Less: Current portion	(20,868)
Long-term portion of minimum lease payments	$-

Note 8 – Warrants

In conjunction with a $2.0 million Private Equity Transaction in November 2012, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors. As such, the Company granted warrants to purchase 2,849,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis and have a price-reset provision if under certain circumstances Enservco issues shares of its common stock (or common stock equivalents) at less than $0.35 per share on or before October 31, 2014. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants and an obligation to file a registration statement for the shares underlying those warrants before a specific date, and to obtain effectiveness thereof by September 25, 2013 (the “Registration Right”). The Company filed a registration statement for these shares which was declared effective June 21, 2013. If the Company fails to maintain the effectiveness of this registration statement, it may be subject to a penalty in cash or shares equal to 1.0% per month (prorated for any partial months), for the period(s) of time that the Company fails to maintain effectiveness of the registration statement underlying these shares. Liquidated Damages shall not exceed 8% of the original purchase price of such shares. The Company has not recorded an obligation for liquidated damages as the possibility of failing to maintain effectiveness is remote.

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Herman (the Company’s Chairman and CEO) converted his $1,477,760 outstanding subordinated debt into 4,222,000 shares of the Company’s common stock. Similar to the provisions of the Private Equity Transaction above, Mr. Herman was granted warrants to purchase 2,111,000 shares of the Company’s common stock. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, price-reset provisions, etc).

The Company issued warrants to investor relations consultants in lieu of cash fees. These warrants typically vest based on performance criteria and have terms ranging from four to five years. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. During the six months ended June 30, 2013, the Company recognized stock based compensation (through operating expense as general and administrative expense) of $60,047 attributable to warrants issued in November 2012.

A summary of warrant activity for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2013	6,160,170	$0.55	4.7	$1,194,932
Issued for Services	-	-
Exercised	(638,945)	0.55
Forfeited/Cancelled	-	-
Outstanding at June 30, 2013	5,521,225	$0.55	4.2	$1,953,829

Exercisable at June 30, 2013	5,521,225	$0.55	4.2	$1,953,829

During the six months ended June 30, 2013, warrants to acquire 638,945 shares of common stock were exercised by way of a cashless exercise whereby the warrant holder elected to receive 358,602 shares without payment of the exercise price and the remaining warrants for 280,343 shares were cancelled. The warrants had an intrinsic value of $447,262 at the time of exercise. No warrants were issued during the six months ended June 30, 2013. No warrants were issued or exercised during the six months ended June 30, 2012.

Note 9 – Stockholder’s Equity

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2013 the number of shares of common stock available under the 2010 Plan was reset to 4,773,794 shares based upon 31,825,294 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of June 30, 2013, there were 2,996,001 options outstanding under the 2010 Plan.

The “2008 Equity Plan” was established by Aspen Exploration in February 2008 and was retained by the Company after the Acquisition. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan. As of June 30, 2013, there were 350,000 options outstanding under the 2008 Plan.

A summary of the range of assumptions used to value stock options granted for the three and six months ended June, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Expected volatility	136% -139%	118% -120%	135% -139%	118% -120%
Risk-free interest rate	.32%	.37%	.32% -.37%	.32% - .37%
Dividend yield	-	-	-	-
Expected term (in years)	2.5 – 3.5	3.25 – 3.5	2.5 – 3.5	3.0 – 3.5

During the six months ended June 30, 2013, the Company granted options to acquire 508,000 shares of common stock with a weighted-average grant-date fair value of $0.84 per share. During the six months ended June 30, 2013, options to acquire 28,332 shares of common stock were exercised by way of a cashless exercise whereby the option holder elected to receive 8,688 shares of common stock without payment of the exercise price and the remaining options for 19,644 shares were cancelled. The options had an intrinsic value of $8,883 at the time of exercise.

During the six months ended June 30, 2012, the Company granted options to acquire 1,270,000 shares of common stock with a weighted-average grant-date fair value of $0.46 per share. No options were exercised during the six months ended June 30, 2012.

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	3,075,431	$0.71	2.33
Granted	508,000	1.09
Exercised	(28,332)	0.82
Forfeited or Expired	(209,098)	1.66
Outstanding at June 30, 2013	3,346,001	$0.68	3.09	$972,242

Vested or Expected to Vest at June 30	3,346,001	$0.68	3.09	$972,242
Exercisable at June 30, 2013	2,621,665	$0.68	2.78	$766,108

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2013.

During the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation costs for stock options of $268,720 and $189,287, respectively in general and administrative expenses. During the three months ended June 30, 2013 and 2012, the Company recognized stock-based compensation costs for stock options of $230,024 and $144,651, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	810,000	$0.37
Granted	508,000	0.84
Vested	(538,330)	0.58
Forfeited	(55,334)	0.49
Non-vested at June 30, 2013	724,336	$0.53

As of June 30, 2013 there was $360,541 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 2.0 years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2013 and 2012, and our financial condition, liquidity and capital resources as of June 30, 2013, and December 31, 2012. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

OVERVIEW

Enservco Corporation provides fluid management and well enhancement services to the domestic onshore oil and natural gas industry. These services include frac heating, hot oiling, acidizing, water hauling, fluid disposal, frac tank rental and other general oilfield services. The Company owns and operates a fleet of more than 230 specialized trucks, trailers, frac tanks and related well-site equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

RESULTS OF OPERATIONS

The following table shows selected financial data and operating results for the periods noted. Please see information following the table for management’s discussion of significant changes.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
FINANCIAL RESULTS:
Revenues	$7,947,635	$5,511,219	$26,516,027	$15,039,173
Cost of Revenue	5,639,686	4,385,096	16,031,978	10,964,524
Gross Profit	2,307,949	1,126,123	10,484,049	4,074,649
Gross Margin	29%	20%	40%	27%

Income (Loss) From Operations	551,964	(382,996)	7,247,080	338,374
Net Income (Loss)	$190,907	$(439,701)	$4,124,938	$(161,816)
Earnings per Common Share – Diluted	$0.01	$(0.02)	$0.12	$(0.01)
Diluted weighted average number of common shares outstanding	35,688,552	21,778,866	35,407,183	21,778,866

OTHER:
Adjusted EBITDA* from continuing operations	$1,398,383	$326,236	$8,726,086	$2,416,038
Adjusted EBITDA* Margin	18%	6%	33%	16%

*	Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Overview:

For the three months ended June 30, 2013, the Company recorded a net income of $191,000 or $0.01 per share (diluted), compared to a net loss of $440,000 or $(0.02) per share (diluted) for the comparable period last year (an improvement for the three month period of almost $640,000). Revenues for the quarter increased by $2.4 million or 44% and gross profits increased $1.2 million or 105% over the same quarter last year. Adjusted EBITDA from continuing operations increased $1.1 million or 329% from the comparable quarter last year. These improvements were primarily driven by higher well enhancement service revenue in the Rocky Mountain and Eastern USA regions as compared to the same quarter last year.

For the six months ended June 30, 2013, the Company recorded a net income of $4.1 million or $0.12 per share (diluted), compared to a net loss of $162,000 or $(0.01) per share (diluted) for the comparable period last year (an improvement for the six month period of almost $4.3 million). Revenues and gross profits for the six months ended June 30, 2013 increased $11.5 million or 76% and $6.4 million or 157%, respectively over the comparable period last year. Adjusted EBITDA from continuing operations increased $6.3 million or 261% from the comparable six months last year. Increased heating capacity from the addition of new equipment combined with strong customer demand for frac heating services in the Rocky Mountain and Eastern USA regions were the primary reasons for these improvements.. Also contributing to the increase was lower than expected frac heating revenues during the comparable period last year due to the unseasonably warmer weather which reduced customer demand.

Revenues:

Although Enservco does not have segmented business operations, which would require segment reporting within the notes of its financial statements, we believe that revenue by service offering and revenue by geographic regions are important to understanding our business operations. The following tables set forth revenue from continuing operations by service offering and geographic region during the three and six months ended June 30, 2013 and 2012:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2013	2012	2013	2012
BY SERVICE OFFERING:
Fluid Management (1)	$2,112,064	$2,172,038	$4,148,808	$4,309,198

Well Enhancement Services (2)	5,766,948	3,237,077	22,187,843	10,537,691

Well Site Construction and Roustabout Services(6)	68,623	102,104	179,376	192,284

Total Revenues	$7,947,635	$5,511,219	$26,516,027	$15,039,173

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2013	2012	2013	2012
BY GEOGRAPHY:
Eastern USA Region (3)	$893,505	$241,112	$5,217,701	$1,539,222

Rocky Mountain Region (4)	4,448,288	2,772,413	14,959,949	8,283,411

Central USA Region (5)	2,605,842	2,497,694	6,338,377	5,216,540

Total Revenues	$7,947,635	$5,511,219	$26,516,027	$15,039,173

Notes to tables:

(1)	Services include water hauling/disposal and frac tank rental.
(2)	Services include frac heating, acidizing, hot oil services, and pressure testing.
(3)	Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the Company’ only subsidiary operating in this region.
(4)	Consists of operations and services performed in the D-J Basin/Niobrara Field (northeastern Colorado and southeastern Wyoming) and Williston Basin/Bakken field (western North Dakota and eastern Montana). Heat Waves is the Company’s only subsidiary operating in this region.
(5)	Consists of southwestern Kansas, northwestern Oklahoma, Texas panhandle, and northern New Mexico. Both Dillco and Heat Waves engage in business operations in this region.
(6)	Amounts herein represent our Dillco construction and roustabout services. During 2012, the Heat Waves’ construction and roustabout service line was discontinued. See Note 3 to our consolidated financial statements accompanying this report for more details.

Revenues:

Revenues from continuing operations for the three months ended June 30, 2013 were $7.9 million, which represents a $2.4 million or 44% increase over the same period last year. The primary reason for this increase was higher well enhancement services in the Rocky Mountain and Eastern USA regions. Colder spring weather in 2013 combined with several customers requesting warmer water temperatures to ensure frac quality resulted in a $2.0 million increase in frac heating services over the comparable period last year. Hot oil service revenues also increased over the comparable quarter last year due to the addition of two new hot oil trucks in late 2012.

Revenues from continuing operations for the six months ended June 30, 2013 were $26.5 million, representing an increase of $11.5 million or 76% over the comparable period last year. Approximately $9.0 million of this increase was attributable to revenue growth in the first quarter of 2013 as compared to the first quarter of 2012. Increased heating capacity combined with the impact of cooler winter temperatures across our service territories during the six month period resulted in an increase in well enhancement revenue in all regions as compared to the same period last year with the most significant increase of $6.7 million occurring in the Rocky Mountain region.

Specific factors that increased revenues during the three and six months ended June 30, 2013, as compared to 2012:

(1)	During 2012 and the beginning of 2013, the Company expanded its heating capacity by investing in additional trucks and equipment to meet the growing demand for our frac heating and hot oiling services. As part of this expansion of trucks and equipment, the Company purchased and fabricated two new hot oil units and five double-burner frac heating units which were deployed into our Rocky Mountain region;

(2)	Increased horizontal drilling and completion activity in the Niobrara Shale/DJ Basin by several customers resulted in higher frac heating service during 2013 as compared to the same period last year.

(3)	During the first quarter of 2012, the Company’s Well Enhancement services of frac heating and hot oiling were affected by higher-than-average temperatures which reduced customer demand for heating services. During 2013, temperature and weather patterns were more in line with historical averages, thus increasing the demand for our frac heating and hot oiling services; and

(4)	Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) increased by approximately $3.7 million during the six months ended June 30, 2013, as compared to the same period in 2012, with the majority of this increase associated with Well Enhancement services (more specifically, frac heating and hot oiling). This increase was primarily due to our expansion into the Utica shale market (located in eastern Ohio) where exploration and production activity and demand for our services increased over 2012.

Specific factors that decreased revenues during the three and six months ended June 30, 2013, as compared to 2012:

(1)	Fluid Management services within our Dillco Fluid Service, Inc. operations (part of our Central USA region) decreased by approximately $850,000 during the six months ended June 30, 2013, as compared to the same period last year. The loss of a member of our Dillco Fluid Service, Inc. operations management team combined with continued competitive pressures to reduce water hauling rates has resulted in the loss of certain lower margin water hauling business. The Company has tried to maintain it’s pricing in this competitive market to prevent further dilution to its existing gross margins. The Company is attempting to replace all or a majority of this lost revenue by securing contracts with new customers.

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

Costs of Revenues and Gross Profit:

Cost of revenues for the three months ended June 30, 2013 increased $1.3 million or 28% from the comparable period last year. However, cost of revenues as a percent of revenues for the same three months declined approximately nine percentage points to 71% of revenues as compared to 80% of revenues during the comparable period last year. As a result, gross profit for the three months ended in June 30, 2013 increased to $2.3 million or 29% of revenues as compared to $1.1 million or 20% of revenues during the comparable period last year. As discussed in more detail below, increased revenue from higher margin well enhancement services resulted in higher gross margins for 2013 as compared to the same period last year.

Cost of revenues for the six months ended June 30, 2013 increased $5.1 million or 46% from the comparable period last year. Similar to the quarterly results above, cost of revenues as a percentage of revenues for the six months ended June 30, 2013 also declined from 73% of revenues during comparable period last year to 60% of revenues for the six months ended June 30, 2013. Gross profit for the six months ended in June 30, 2013 increased $6.4 million or 157% from the comparable period last year and gross margins improved from 27% for the six months last year to 40% for the six months ended June 30, 2013. Increased revenues from higher margin well enhancement services contributed to the overall increase in gross margin and gross profits.

Specific factors that increased gross margin during three and six months ended June 30, 2013 as compared to 2012:

(1)	Well enhancement service revenues, which typically generate a higher gross profit margin than other services, increased to 73% and 84% of consolidated revenues for the three and six months ended June 30, 2013 as compared to 59% and 70% during the comparable periods last year. As a result, the overall gross margin increased due to more revenue generated from the higher margin well enhancement service revenues;

(2)	Labor costs as a percentage of revenue was higher during the comparable periods last year due to unseasonably warm which resulted in lower utilization of field personnel ; and.

(2)	In prior periods, the Company realized a reduction in costs of revenues through the implementation and maintenance of several cost-reduction programs and policies. Due to the significant increase in revenues from continuing operations during the first six months of 2013, the Company was able to benefit from these cost-reduction programs and policies and our gross profit margins from each incremental dollar of revenue showed a significant increase in profitability.

General and Administrative Expenses:

For the three and six months ended June 30, 2013, general and administrative expenses increased approximately $225,000 or 24% and $239,000 or 13%, respectively, as compared to the same periods last year. Higher stock based compensation costs related to the issuance of options combined with higher legal and accounting costs associated with preparing a registration statement related to the Company’s private placement transaction in November of 2012 were the primary reasons for the increase in costs over the comparable period last year. As a percentage of revenues, general and administrative expenses decreased two percentage points and four percentage points for the three and six months ended June 30, 2013 as compared to the same periods last year.

Depreciation and Amortization:

For the three months ended June 30, 2013, depreciation and amortization expenses increased $22,000 or 4% from the comparable period last year. Lower depreciation from recent asset sales mitigated most of the increased depreciation from asset additions in 2013 and late 2012.

For the six months ended June 30, 2013, depreciation and amortization expense decreased $738,000 or 39% from the comparable period last year. During the second quarter of 2012, the Company reassessed the estimated useful lives of its property and equipment and increased the estimated useful lives of its trucks and equipment and of its disposal wells. This change in accounting estimate reduced depreciation and amortization expense by approximately $860,000 for the six months ended June 30, 2013 as compared to the same period last year. This decrease was partially offset by an increase in depreciation due to property and equipment additions during 2012 and 2013.

Results of Operations:

For the six months ended June 30, 2013, income from continuing operations increased $6.9 million to $7.2 million as compared to $338,000 for the comparable period last year. As discussed above, increased revenue from well enhancement services contributed to an $11.5 million increase in revenues and a 13 percentage point improvement in gross margins (27% to 40%) as compared to the same period last year. Lower depreciation and amortization expense due to the change in useful lives discussed above also contributed to the improvement in income from continuing operations.

Management believes that this improvement in our results of operations reflects the beneficial effect of our expanded and increased operations (as discussed throughout this report), a focus on obtaining profitability, and the benefit of a normal winter and increased heating capacity at the beginning of 2013. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding geographical regions and service areas, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Income Taxes:

For the three and six months ended June 30, 2013, the Company recognized income from continuing operations before taxes of approximately $311,000 and $7.0 million, respectively. The Company recognized a tax expense on this income from continuing operations of approximately $118,000 and $2.7 million, respectively. The effective tax rate on income from continuing operations was approximately 40% for the six months ended June 30, 2013. This high effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to state and local income tax.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
EBITDA* from continuing operations:
Income (Loss) from continuing operations	$192,081	$(347,112)	$4,198,653	$31,645
Add Back (Deduct)
Interest Expense	251,655	217,841	565,707	426,833
Provision for income taxes	118,443	(242,576)	2,814,004	(38,730)
Depreciation and amortization	586,365	564,581	1,150,200	1,888,377
EBITDA* from continuing operations	1,148,544	192,734	8,728,564	2,308,125
Add Back (Deduct)
Stock-based compensation	260,054	144,651	328,776	189,287
(Gain) on sale and disposal of equipment	-	(1,536)	(306,457)	(1,536)
Interest and other income	(10,215)	(9,613)	(24,827)	(79,838)
Adjusted EBITDA* from continuing operations	$1,398,383	$326,236	$8,726,056	$2,416,038

EBITDA* from discontinued operations:
Income (Loss) from discontinued operations	(1,174)	(92,589)	(73,715)	(193,461)
Add Back (Deduct)
Interest Expense	-	421	963	1,171
Income tax benefit	(753)	(59,197)	(47,130)	(123,686)
Depreciation and amortization	-	16,669	-	94,064
EBITDA* and Adjusted EBITDA* from discontinued operations	$(1,927)	$(134,696)	$(119,882)	$(221,912)

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

Changes in Adjusted EBITDA*

For the three months ended June 30, 2013, Adjusted EBITDA from continuing operations increased $1.1 million or 329% to $1.4 million as compared to $326,000 for the comparable period last year. Higher revenues and gross margins associated with well enhancement services in the Rocky Mountain region were the primary reason for this increase.

For the six months ended June 30, 2013, Adjusted EBITDA from continuing operations increased $6.3 million or 261% from the comparative period last year. This increase was primarily due to an increase in revenues and gross margins from our well enhancement services within our Rocky Mountain and Eastern USA regions, due to new frac heating and hot oiling customers in those regions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net cash provided by operating activities	$7,878,360	$1,367,100	$8,521,680	$1,950,390
Net cash provided (used) in investing activities	(1,245,758)	(443,608)	(35,178)	(1,755,058)
Net cash (used) provided by financing activities	(1,701,168)	(1,207,772)	(3,285,424)	22,776
Net Decrease in Cash and Cash Equivalents	4,931,434	(284,280)	5,201,078	218,108

Cash and Cash Equivalents, Beginning of Period	803,271	919,393	533,627	417,005

Cash and Cash Equivalents, End of Period	$5,734,705	$635,113	$5,734,705	$635,113

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Condensed Consolidated Financial Statements, the Company has elected to not separately disclose cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the six months ended June 30, 2013 and 2012.

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Current Assets	$12,541,112	$9,553,558
Total Assets	28,146,332	25,857,026
Current Liabilities	4,763,070	8,018,088
Total Liabilities	16,870,173	19,040,678
Working Capital (Current Assets net of Current Liabilities)	7,778,042	1,535,470
Stockholders’ equity	11,276,159	6,816,348

Overview:

The Company has relied on cash flow from operations and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At June 30, 2013, we had approximately $5.7 million of cash and cash equivalents and approximately $1.8 million available under our asset based, revolving credit facility, and as reflected in the above table, cash generated from operations during the first six months of our 2013 fiscal year significantly improved our working capital situation.

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

The credit agreements evidencing our debt facilities contain standard covenants regarding leverage, minimum net worth, debt service coverage, capital expenditures, additional lease arrangements, and additional debt limitations and loan to value ratios. At June 30, 2013, the Company met all of the covenants imposed by the loan agreements with PNC.

Working Capital:

As of June 30, 2013 we had working capital of approximately $7.8 million, an increase in working capital of approximately $6.3 million as compared to our 2012 fiscal year end. There were various components contributing to the increase in the working capital during the six months ended June 30, 2013:

(1)	Cash and cash equivalents increased approximately $5.2 million due to strong cash flow from operations during the six months ended June 30, 2013. Increased revenues during Q4 2012 and Q1 2013 resulted in cash flow from operations of $8.5 million during the six months ended June 30, 2013.

(2)	Strong cash flow from operations during the second quarter, allowed the Company to pay down the Company’s revolving line of credit by $2.2 million and reduce accounts payable and accrued expenses by $1.7 million.

(3)	These positive changes to working capital were partially offset by a $2.6 million decrease in accounts receivable. This decrease was primarily attributable to strong cash collections during the quarter and a normal seasonal decline in revenues from approximately $18 million during the quarter ended March 31, 2013 to $7.9 million for the quarter ended June 30, 2013.

Cash flow from Operating Activities:

Cash flow from operating activities during the three and six months ended June 30, 2013 was $7.8 million and $8.5 million, respectively as compared to $1.4 million and $2.0 million for the comparable periods last year. The $6.5 million increase in cash flows during the quarter and six months ended were primarily due to higher revenues and cash flow generated from operations combined with favorable impacts of changes in working capital items. Cash collections of accounts receivable of $8.9 million and $2.4 million during the quarter and six months ended June 30, 2013, respectively, were partially offset by reductions in accounts payable and accrued expenses of $1.7 million during the quarter and six months ended June 30 2013.

Cash flow used in Investing Activities:

Cash flow used in investing activities during the three months ended June 30, 2013 was $1.2 million as compared to $444,000 for the comparable period last year. This increase was primarily due to increased purchases of property and equipment including approximately $911,000 of capital expenditures during the second quarter of 2013 related to fabrication of new equipment under the 2013 CAPEX program.

Cash used in investing activities for the six months ended June 30, 2013 decreased $1.7 million from the comparable period last year. Capital expenditures for the six months ended June 30, 2013 were slightly lower than comparable period last year, but were almost completely offset by $1.8 million of proceeds from sale of equipment. During the first quarter of 2013, we sold trucks and equipment (which were primarily associated with our discontinued operations) resulting in proceeds of approximately $1.6 million, and also sold two disposal wells in southwest Kansas, for cash proceeds of approximately $192,000.

Cash flow used in Financing Activities:

Cash used by financing activities for the three months ended June 30, 2013 was $1.7 million as compared to $1.2 million for the comparable period last year. The primary reason for the increase was due to pay down of the company’s line of credit with PNC. Management utilized cash flow from operations to temporarily reduce the line of credit until needed for the upcoming heating season. This increase use of cash was partially offset by lower payments of long-term debt. The recent restructuring of long-term debt in November 2012 resulted in lower principal payments.

Cash used by financing activities for the six months ended June 30, 2013 was $3.3 million as compared to a positive cash flow from financing activities of $23,000 during the comparable period last year. The primary reason for the increase in cash used in financing activities was due to pay down of the company’s line of credit with PNC described above. In addition, the Company entered into several equipment loans with its primary lender and received proceeds from the issuance of long-term debt of approximately $1.4 million during 2012 which completely offset principal payments made during the six months ended June 30, 2012.

Outlook:

The Company plans to continue to expand its business operations by acquiring and fabricating additional equipment, increasing the volume of services we currently offer, and expanding services that we offer to our existing customers. As announced in a press release dated May 16, 2013, the Company announced a $6.0 million CAPEX program with approximately $4.7 million allocated to expanding frac heating and hot oiling capacity by 40% and 15%, respectively. As of June 30, 2013, the Company has spent approximately $911,000 towards this program and plans to spend the majority of the remaining $5.2 million dollars during Q3 2013.

The Company believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s operations and capital spending programs for 2013. The Company’s cash on hand will most likely be supplemented with available borrowing capacity under its $5 million revolving line of credit facility to fund operations during the upcoming heating season (Q4 2013 and Q1 2014).

The Company also evaluates other geographical expansion opportunities and strategic transactions that could add services that are similar or complementary to those that the Company offers. To fully implement certain of these activities the Company may need to raise additional capital or borrow funds from its existing lender(s) or from other third parties. There can be no assurance that financing will be available to the Company on reasonable terms, if at all.

Capital Commitments and Obligations:

The Company’s capital commitments and obligations as of June 30, 2013 consisted of the PNC Term Loan, the PNC Revolving Line of Credit, a Great Western Bank Real Estate Loan entered into to fund the new operation center in North Dakota, as well as other bank debt and certain capital and operating leases.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three month periods ended June 30, 2013 and 2012 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

In April 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and six months ended June 30, 2012, the change in accounting estimate decreased depreciation expense for the period by approximately $860,000 (pre-tax difference), increasing Income (Loss) from Operations and Net Income (Loss) by this amount, or by approximately $0.02 per basic and diluted common share.

Inventory

Inventory consists primarily of propane, diesel fuel and chemicals used in the servicing of oil wells, and is carried at the lower of cost or market in accordance with the first in, first out method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2013. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

Stock-based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for all stock options awarded to employees, officers, and directors. The expected term of the options is based upon evaluation of historical and expected further exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

We also use the Black-Scholes valuation model to determine the fair value of warrants. Expected volatility is based upon the weighted average of historical volatility over the contractual term of the warrant and implied volatility. The risk-free interest rate is basis upon implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none.

Off Balance Sheet Arrangements

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Michael Herman (chairman and CEO) on various loan agreements, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A number of holders of common stock purchase warrants (each of whom represented that he was an accredited investor) exercised those warrants during April 2013 and received shares of common stock of Enservco as a result of such exercise. In each case, the warrants were exercised on a cashless basis as provided in the respective warrant agreements. The warrants had originally been issued in connection with an equity financing that Enservco completed in November 2012 as reported in previous reports. In total, six accredited investors exercised warrants (with an exercise price of $0.55 per share) to purchase 638,945 shares on a cashless basis, and acquired 358,602 shares as a result. One employee exercised an option to acquire 13,333 shares of common stock issued under the Company’s 2010 Stock Incentive Plan on a cashless basis to acquire 4,373 shares before the Company had filed its registration statement on Form S-8 and thus received restricted shares.

The following sets forth the information required by Item 701 of SEC Regulation S-K.

(a) Securities Sold: Common Stock, $0.005 par value, of Enservco.

(b) Underwriters and Other Purchasers. The persons who exercised the warrants were all accredited investors as that term is defined in the federal securities laws. The employee was a sophisticated and knowledgeable person. There were no underwriters involved in any of the exercise transactions.

(c) Consideration. None of the exercises were for cash payment. In each case, they were on a cashless basis. In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day VWAP for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

(d) Exemption from Registration Claimed. The shares were issued upon exercise of the warrants to accredited investors and to the employee pursuant to the exemptions from registration under the Securities Act of 1933 found in Section 4(a)(2) thereof and Rule 506 thereunder, as well as in Section 4(a)(5) thereof in that each of the purchasers was an accredited investor, and Section 3(a)(9) inasmuch as each of the warrant holders was an existing security holder of Enservco. The offer was made without any form of advertising or general solicitation, and each of the accredited investors represented to Enservco that they acquired the shares and the underlying securities for investment purposes only and without a view toward further distribution.

(e) Terms of Conversion or Exercise. Not applicable.

(f) Use of Proceeds. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Title
2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010. (1)
3.01	Second Amended and Restated Certificate of Incorporation. (2)
3.02	Amended and Restated Bylaws. (3)
10.01	Amendment no. 1 to Employment Agreement with Michael D. Herman(4)
10.02	Amendment no. 1 to Employment Agreement with Rick D. Kasch(4)
10.03	Employment Agreement with Robert Devers (5)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael Herman, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 29, 2013, and filed on May 31, 2013.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 29, 2013, and filed on May 2, 2013.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 13, 2013	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer)

