Form 10-K/A
period 2012-12-31
Enservco Corp
filed 2013-10-08
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K/A

(Amendment No. 1)

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

☐  Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes     ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

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

Explanatory Note

Enservco Corporation is filing this Amendment on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013 (the “Original Filing”).

Unless we state otherwise or the context otherwise requires, references in this Amendment to “Enservco” and/or “the Company”) refer to Enservco Corporation, a Delaware corporation and its wholly-owned subsidiaries Heat Waves Hot Oil Service, LLC (“Heat Waves”) and Dillco Fluid Service, Inc. (“Dillco”).

This Amendment is being filed to expand the Company’s disclosure of the PNC Credit Facility in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to add Exhibit 10.03 to Part IV – Item 15. Exhibits. These corrections do not alter or change previously reported revenue, net income or earnings per share.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of each of Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part IV - Item 15. “Exhibits” have been amended and restated in their entirety in this Amendment. Except as described herein, this Amendment does not change any previously reported financial results or modify or update the disclosures to the Original Filing. The Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings. The filing of the Amendment shall not be deemed to be an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

The Company has updated the Signature Page, the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to reflect this amended filing.

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

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K, as well as the Risk Factors included in our Form 10-K filed on March 28, 2013.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in our annual report on Form 10-K and the Amendment includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in the section entitled “Risk Factors” included elsewhere in our annual report on Form 10-K, filed on March 28, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in our annual report and the Amendment. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

Going forward, and subject to the availability of adequate financing, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment. The Company may require additional debt or equity financing to fund the costs necessary to expand the services it offers. There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

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

	Years Ended December 31,
	2012	% of Revenue	2011	% of Revenue

Revenues	$31,497,787	100%	$23,904,384	100%
Cost of Revenue	23,286,561	74%	17,828,834	75%
Gross Profit	8,211,226	26%	6,075,550	25%

Operating Expenses
General and administrative expenses	3,550,438	11%	3,515,213	15%
Depreciation and amortization	2,960,153	10%	4,188,052	17%
Total operating expenses	6,510,591	21%	7,703,265	32%

Income (Loss) from Operations	1,700,635	5%	(1,627,715)	(7%)
Other Expense	(872,368)	(3%)	(868,018)	(4%)

Income (Loss) From Continuing Operations Before Tax (Expense) Benefit	828,267	2%	(2,495,733)	(11%)
Income Tax (Expense) Benefit	(426,779)	(1%)	897,923	4%
Income (Loss) From Continuing Operations	$401,488	1%	$(1,597,810)	(7%)

Discontinued Operations
Loss from discontinued operations	(797,636)	(3%)	(605,650)	(2%)
Income tax benefit	311,078	1%	236,204	1%
Loss on discontinued operations, net of tax	$(486,558)	(2%)	$(369,446)	(1%)

Net Loss	$(85,070)	(1%)	$(1,967,256)	(8%)

Earnings (Loss) per Common Share
– Basic
Income from continuing operations	$0.02	$(0.07)
Discontinued operations	$(0.02)	$(0.02)
Net Loss	$(0.00)	$(0.09)

Earnings (Loss) per Common Share
– Diluted
Income from continuing operations	$0.02	$(0.07)
Discontinued operations	$(0.02)	$(0.02)
Net Loss	$(0.00)	$(0.09)

Basic weighted average number of
common shares outstanding	23,389,151	21,778,866
Add: Dilutive shars assuming	927,718	—
Diluted weighted average number of	24,316,869	21,778,866
common shares outstanding

	Years Ended December 31,
	2012	2011

EBITDA* From Continuing Operations:
Income (Loss) From Continuing Operations	$401,488	$(1,597,810)
Add (Deduct):
Interest expense	902,152	699,230
Income tax expense (benefit)	426,779	(897,923)
Depreciation and amortization	2,960,153	4,188,052
EBITDA* From Continuing Operations	4,690,572	2,391,549
Add (Deduct):
Stock-based compensation	279,362	576,498
Warrants issued	—	46,353
Loss on disposal of equipment	5,739	119,023
Gain on sale of investments	(24,653)	—
Other (income) expense	(10,870)	49,765
Adjusted EBITDA* From Continuing Operations	$4,940,150	$3,183,188

EBITDA* From Discontinued Operations:
Loss From Discontinued Operations	$(486,558)	$(369,446)
Add (Deduct):
Interest expense	1,770	7,714
Income tax benefit	(311,078)	(236,204)
Depreciation and amortization	128,935	511,588
EBITDA* From Discontinued Operations	(666,931)	(86,348)
Add (Deduct):
Stock-based compensation	—	—
Warrants issued	—	—
Loss on disposal of equipment	—	—
Gain on sale of investments	—	—
Other (income) expense	—	—
Adjusted EBITDA* From Discontinued Operations	$(666,931)	$(86,348)

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

Our operations in 2011 and early 2012 were negatively impacted by unseasonably warm weather which reduced our operating cash flows and limited our available working capital. Our new lending arrangements achieved in November 2012 have led toward greater operational flexibility. This has enabled Enservco to acquire more equipment and continue to expand its operations. That, plus improved weather for Enservco’s operations during the first half of calendar year 2013, have led to an improvement in current assets ($9.6 million at December 31, 2012 as compared to $12.5 million at June 30, 2013) and working capital ($1.5 million at December 31, 2012 and $7.8 million at June 30, 2013). This compares favorably to negative working capital reflected on Enservco’s balance sheets for September 30, 2012 ($595,000) and December 31, 2011 ($2.7 million).

At June 30, 2013, we had approximately $5.7 million of cash and cash equivalents and approximately $1.8 million available under our asset based, revolving credit facility. Cash generated from operations during the first six months of our 2013 fiscal year has significantly improved our working capital situation. Based on our existing operating performance, coupled with the November 2012 refinancing, we believe we will have adequate funds to meet operational and capital expenditure needs for the remainder of fiscal year 2013 and beyond. However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

Income Taxes:

For 2012, the Company recognized income from continuing operations before taxes of approximately $830,000. The Company recognized a tax expense on this income from continuing operations of approximately $430,000. This resulted in an effective tax rate on income from continuing operations of approximately 52%. This high effective tax rate, as compared to a generally expected corporate tax rate of 34%, is primarily due to permanent book income vs. taxable income differences and state and local income tax. See Note 13 Taxes on Income from Continuing Operations in the notes to the consolidated financial statements within the Form 10K filed on March 28, 2013.

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

Due to the inability to capture the early market share and the overall limited construction contracts awarded by E&P operators, Heat Waves was unable to realize the forecasted revenues and gross margins to make its construction division profitable, and due to the lack of profitable alternatives, decided to exit the well-site construction and roustabout line of service completely and focus its efforts and capital on its frac heating, hot oiling, and water hauling divisions. As such, in December 2012 plans were initiated to close the North Dakota construction operations and sell off all of Heat Waves’ owned construction equipment to third parties.

Depreciation and Amortization from Discontinued Operations:

The depreciation expense from discontinued operations was associated with the fixed assets (trucks and equipment) utilized within the Heat Waves construction division, which operates Heat Waves’ well-site construction and roustabout line of service. As discussed above, during the second quarter of 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its construction equipment). Through this assessment, the Company increased the useful lives of its trucks and equipment. This change in accounting estimate decreased depreciation on Heat Waves’ construction division for 2012 by approximately $380,000 (pre-tax difference), as compared to 2011. Though the construction division leased trucks and equipment (through operating leases) to meet customer demand, as discussed above, Heat Waves’ did not purchase a significant amount of new trucks and equipment to be utilized within its construction division; see the major classes of assets and liabilities from discontinued operations table and discussion below, and Note 6 in the notes to the consolidated financial statements within the Form 10K filed on March 28, 2013 for further details.

As part of the Company’s decision to discontinue its Heat Waves’ well-site construction and roustabout line of service, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service. As such, in accordance with US GAAP, the Company has classified these fixed assets as Fixed assets held for sale in our consolidated balance sheet as of December 31, 2012; see Note 6 in the notes to the consolidated financial statements within the Form 10K filed on March 28, 2013 for further details. In accordance with US GAAP, as permitted, the Company elected to present and disclose all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financial statements.

The following table provides the major classes of assets and liabilities from discontinued operations, as of:

	December 31,
	2012	2011

Accounts Receivable	$153,754	$87,740
Fixed Assets Held for Sale, net	304,429	412,831

Total Discontinued Assets	$458,183	$500,571

Accounts payable and accrued liabilities	219,882	29,637

Total Discontinued Liabilities	$219,882	$29,637

Fixed Assets Held for Sale

The 2012 and 2011 balances within Fixed Assets Held for Sale in the table above represent trucks and equipment association with Heat Waves’ well-site construction and roustabout line of service. See Note 6 in the notes to the consolidated financial statements within the Form 10K accompanying this report for further details.

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

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	Years Ended December 31,
	2012	2011
EBITDA* From Continuing Operations:
Income (Loss) From Continuing Operations	$401,488	$(1,597,810)
Add (Deduct):
Interest expense	902,152	699,230
Income tax expense (benefit)	426,779	(897,923)
Depreciation and amortization	2,960,153	4,188,052
EBITDA* From Continuing Operations	4,690,572	2,391,549
Add (Deduct):
Stock-based compensation	279,362	576,498
Warrants issued	—	46,353
Loss on disposal of equipment	5,739	119,023
Gain on sale of investments	(24,653)	—
Other (income) expense	(10,870)	49,765
Adjusted EBITDA* From Continuing Operations	$4,940,150	$3,183,188

EBITDA* From Discontinued Operations:
Loss From Discontinued Operations	$(486,558)	$(369,446)
Add (Deduct):
Interest expense	1,770	7,714
Income tax benefit	(311,078)	(236,204)
Depreciation and amortization	128,935	511,588
EBITDA* From Discontinued Operations	(666,931)	(86,348)
Add (Deduct):
Stock-based compensation	—	—
Warrants issued	—	—
Loss on disposal of equipment	—	—
Gain on sale of investments	—	—
Other (income) expense	—	—
Adjusted EBITDA* From Discontinued Operations	$(666,931)	$(86,348)

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

Liquidity and Capital Resources:

The following table summarizes our statements of cash flows for the years ended December 31, 2012 and 2011 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2012	2011

Net cash provided from operating activities	$232,887	$2,963,149
Net cash used in investing activities	(2,480,043)	(5,016,089)
Net cash provided from financing activities	2,363,778	832,138
Net Increase (Decrease) in Cash and Cash Equivalents	116,622	(1,220,802)

Cash and Cash Equivalents, Beginning of Period	417,005	1,637,807

Cash and Cash Equivalents, End of Period	$533,627	$417,005

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

In current and prior periods, we have relied on cash generated from operations and borrowings under our credit facility to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. At December 31, 2012, we had approximately $2.8 million available under our asset based, revolving credit facility (approximately $1.8 million available at June 30, 2013).

As noted within Footnote 8 to the Consolidated Financial Statements as disclosed within the Form 10K, on November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a Credit Agreement and other documents by which the Company and its subsidiaries refinanced substantially all of its existing indebtedness with Great Western Bank. This refinancing has positively bolstered our working capital position, as well as provided for an increased revolving credit facility. Based on our existing operating performance, coupled with the recent refinancing, we believe we will have adequate funds to meet operational and capital expenditure needs for fiscal year 2013 and beyond. However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

The PNC credit facility includes a $5.0 million revolving credit facility and an $11.0 million term loan facility. Advances under both the revolving and term loans may incur interest based upon an effective Eurodollar rate or alternate base rate for domestic loans. As of December 31, 2012, all loan advances under both the revolving credit facility and term facility bear interest based upon the Eurodollar rate.

The revolving credit facility has a variable rate interest of 3.25% plus the one month Libor and is secured with inventory and accounts of the company. The revolving credit facility also has a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount. The term loan has a variable interest of 4.25% plus one month Libor and is collateralized by equipment, inventory, and accounts of the Company,

The PNC credit facility has certain customary financial covenants that include, among others, (i) an annual limit on capital expenditures, (ii) a minimum fixed charge coverage ratio, and (iii) a minimum tangible net worth.

The minimum tangible net worth covenant is set annually by the lender based upon financial projections of the company and is measured on a quarterly basis. For 2012, the minimum tangible net worth requirement is $3,750,000 and for 2013 the covenant requirement ranges from $4,244,000 to $5,114,000. Enservco and the lender will determine the 2014 covenant amounts after Enservco submits its 2014 financial projections to the lender.

The fixed charge coverage ratio must be not less than 1.1:1, measured as of the last day of each fiscal quarter, and must be determined based on trailing twelve month information. The agreement defines the fixed charge coverage ratio to be the ratio of (a) adjusted EBITDA for such period minus (i) unfinanced capital expenditures made during such period and (ii) cash taxes paid during such period to (b) all senior debt payments during such period.

These financial covenants require the Company to meet certain future liquidity requirements and could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

Impairment. The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that the intangible asset is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2012 and 2011, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

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

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation of Aspen Exploration Corporation. (2)
3.02	Amended and Restated Bylaws. (3)
10.01	Employment Agreement between the Company and Michael D. Herman. (3)(6)
10.02	Employment Agreement between the Company and Rick Kasch. (3)(5)(6)(7)
10.03	Employment Agreement between the Company and Austin Peitz. Filed herewith.
10.04	2008 Equity Plan. (4)
10.05	2010 Stock Incentive Plan. (3)
10.06	Business Loan Agreement with Great Western Bank. (3)
10.07	Business Loan Agreement with Great Western Bank. (3)
10.08	Form of Indemnity Agreement. (3)
10.09	Business Loan Agreement with PNC Bank. (8)
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (3)
21.1	Subsidiaries of Enservco Corporation. (3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (Principal Executive
Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial
Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 (Chief Financial Officer). Filed herewith.

(1)	Intentionally omitted.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 6, 2012, and filed on June 11, 2012.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 2, 2012, and filed on November 8, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 7, 2013

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Michael D. Herman
Principal Executive Officer

/s/ Robert Devers
Principal Financial Officer & Principal Accounting Officer