Form 10-Q
period 2013-09-30
Enservco Corp
filed 2013-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common stock, $0.005 par value	34,587,949

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Enservco Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,406,955	$533,627
Accounts receivable, net	2,670,761	7,791,342
Prepaid expenses and other current assets	1,144,201	802,020
Inventories	298,065	273,103
Deferred tax asset	142,745	153,466
Total current assets	9,662,727	9,553,558

Property and Equipment, net	15,816,035	15,020,890
Fixed Assets Held for Sale, net	-	304,429
Non-Competition Agreements, net	-	30,000
Goodwill	301,087	301,087
Long-Term Portion of Interest Rate Swap	17,558	16,171
Other Assets	579,179	630,891

TOTAL ASSETS	$26,376,586	$25,857,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,071,518	$3,606,645
Income taxes payable	417,320	-
Line of credit borrowings	-	2,151,052
Current portion of long-term debt	2,071,859	2,236,343
Current portion of interest rate swap	14,880	24,048
Total current liabilities	4,575,577	8,018,088

Long-Term Liabilities
Long-term debt, less current portion	9,139,185	10,570,928
Deferred income taxes, net	2,187,506	451,662
Total long-term liabilities	11,326,691	11,022,590
Total liabilities	15,902,268	19,040,678

Commitments and Contingencies

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 32,439,824 and 31,928,894 shares issued, respectively; 103,600 shares of treasury stock; and 32,336,224 and 31,825,294 shares outstanding, respectively	161,682	159,127
Additional paid-in-capital	10,307,808	9,864,363
Accumulated earnings (deficit)	3,181	(3,202,337)
Accumulated other comprehensive income (loss)	1,647	(4,805)
Total stockholders’ equity	10,474,318	6,816,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,376,586	$25,857,026

See notes to condensed consolidated financial statements.

Enservco Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$4,803,503	$5,204,348	$31,318,304	$20,243,521

Cost of Revenue	4,656,508	4,848,019	20,799,074	15,930,345

Gross Profit	146,995	356,329	10,519,230	4,313,176

Operating Expenses
General and administrative expenses	890,675	652,208	2,865,542	2,382,304
Depreciation and amortization	543,671	527,503	1,693,871	2,415,881
Total operating expenses	1,434,346	1,179,711	4,559,413	4,798,185

Income (Loss) from Operations	(1,287,351)	(823,382)	5,959,817	(485,009)

Other Income (Expense)
Interest expense	(247,346)	(211,411)	(813,052)	(638,244)
Gain on disposals of equipment	6,842	251,875	313,299	253,411
Other income	4,600	(14,764)	29,338	65,075
Total Other Income (Expense)	(235,904)	25,700	(470,415)	(319,758)

Income (Loss) From Continued Operations, Before Tax Expense	(1,523,255)	(797,682)	5,489,402	(804,767)
Income Tax (Expense) Benefit	603,835	425,175	(2,210,169)	463,904
Income (Loss) From Continued Operations, Net of Tax	(919,420)	(372,507)	3,279,233	(340,863)

Discontinued Operations
Loss From Discontinued Operations, Before Tax	-	(163,437)	(120,845)	(480,585)
Income Tax Benefit	-	63,740	47,130	187,428
Loss From Discontinued Operations, Net of Tax	-	(99,697)	(73,715)	(293,157)

Net Income (Loss)	$(919,420)	$(472,204)	$3,205,518	$(634,020)

Other Comprehensive Income (Loss)
Unrealized gain on interest rate swaps, net of tax	355	-	3,452	-
Settlements – interest rate swap	7,070	-	20,890	-
Reclassified into earnings – interest rate swap	(7,070)	-	(20,890)	-
Unrealized loss on available-for-sale securities, net of tax	-	-	-	(23,073)
Total Other Comprehensive Income (Loss)	355	-	3,452	(23,073)

Comprehensive Income (Loss)	$(919,065)	$(472,204)	$3,208,970	$(657,093)

Earnings per Common Share - Basic
Income (loss) from continuing operations	$(0.03)	$(0.02)	$0.10	$(0.02)
Income (loss) from discontinued operations	-	-	-	(0.01)
Total income (loss)	$(0.03)	$(0.02)	$0.10	$(0.03)
Earnings per Common Share – Diluted
Income (loss) from continuing operations	$(0.03)	$(0.02)	$0.09	$(0.02)
Income (loss) from discontinued operations	-	-	-	(0.01)
Total income (loss)	$(0.03)	$(0.02)	$0.09	$(0.03)

Basic weighted average number of common shares outstanding	32,262,639	21,778,866	32,064,182	21,778,866
Add: Dilutive shares assuming exercise of options and warrants	-	-	3,572,096	-
Diluted weighted average number of common shares outstanding	32,262,639	21,778,866	35,636,278	21,778,866

See notes to condensed consolidated financial statements.

Enservco Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(919,420)	$(472,204)	$3,205,518	$(634,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (includes $17,156 and $111,220 from discontinued operations in the three and nine months ended September 30, 2012)	543,671	544,659	1,693,871	2,527,101
Gain on disposal of equipment	(6,842)	(251,875)	(313,299)	(253,411)
Realized gain on sale of marketable securities	-	-	-	(24,653)
Deferred income taxes	(375,011)	(488,915)	1,742,462	(718,570)
Stock-based compensation	117,224	59,198	446,000	248,485
Amortization of debt issuance costs	76,944	-	230,832	-
Bad debt expense	-	10,624	170,397	8,885
Changes in operating assets and liabilities
Accounts receivable	2,506,976	55,985	4,950,184	732,153
Inventories	(13,376)	48,978	(24,962)	34,154
Prepaid expense and other current assets	54,461	(401,514)	(342,181)	(678,000)
Other non-current assets	(10,000)	(15,904)	(179,120)	(865)
Accounts payable and accrued liabilities	194,412	1,088,996	(1,535,127)	887,160
Income taxes payable	(228,824)	-	417,320	-
Net cash provided by operating activities	1,940,215	178,028	10,461,895	2,128,419

INVESTING ACTIVITIES
Purchases of property and equipment	(1,675,424)	(357,060)	(3,512,935)	(2,295,826)
Proceeds from sale and disposal of equipment	8,942	-	1,811,275	385,500
Sales of available-for-sale securities	-	382,000	-	180,208
Net cash provided by (used in) investing activities	(1,666,482)	24,940	(1,701,660)	(1,730,118)

FINANCING ACTIVITIES
Net line of credit (payments) borrowings	-	5,350	(2,151,052)	400,000
Proceeds from issuance of long-term debt	-	-	-	1,359,907
Repayment of long-term debt	(601,483)	(385,792)	(1,735,855)	(2,117,574)
Net cash used in financing activities	(601,483)	(380,442)	(3,886,907)	(357,667)

Net Increase (Decrease) in Cash and Cash Equivalents	(327,750)	(177,474)	4,873,328	40,634

Cash and Cash Equivalents, Beginning of Period	5,734,705	635,113	533,627	417,005

Cash and Cash Equivalents, End of Period	$5,406,955	$457,639	$5,406,955	$457,639

Supplemental cash flow information:
Cash paid for interest	$180,371	$200,534	$532,655	$606,432
Cash paid for taxes	$-	$-	$3,257	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment purchased through installment loans	$50,037	$-	$139,628	$-
Cashless exercise of stock options and warrants	$719	$-	$2,555	$-
Increase in fair value of available-for- sale securities	$-	$-	$-	$29,415

See notes to condensed consolidated financial statements.

Enservco Corporation
Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

                The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service, LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of December 31, 2012 and September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

HE Services, LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), although modified in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.    The accompanying unaudited Condensed Consolidated Financial Statements follow the same accounting policies and methods of their application as the most recent annual financial statements. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

                These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2012.  All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service.  As part of this decision, the Company had the intent and made plans during 2012 to sell off the trucks and equipment used in this line of service.  The Company classified these fixed assets as Fixed assets held for sale in our condensed consolidated balance sheet as of December 31, 2012.  During the six months ended June 30, 2013, the Company sold a majority of its assets held for sale and at June 30, 2013, decided to redeploy the remaining assets held for sale back into operations.  Accordingly there are no Fixed assets held for sale in the condensed consolidated balance sheets as of September 30, 2013.  The Company has disclosed all other major classifications of assets and liabilities associated with these discontinued operations, other than the Fixed assets held for sale, within the notes to the financial statements; see Note 3 for further details.  The Company has also delineated all results of operations as continuing operations or discontinued operations, from the well-site construction and roustabout line of service, for the nine months ended September 30, 2013 and 2012.  As such, the operating results of this line of service are reported as Loss from discontinued operations, net of tax in the condensed consolidated statements of operations for all periods presented; see Note 3 for further details. The Company has not separately disclosed cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the three and nine months ended September 30, 2013 and 2012.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions.  The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses.  The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis.  The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.  As of September 30, 2013 and December 31, 2012, the Company had an allowance for doubtful accounts of $230,000 and $185,000, respectively.  For the three and nine months ended September 30, 2013, the Company recorded bad debt expense (net of recoveries) of $0 and $170,397, respectively.  For the three and nine months ended September 31, 2012, the Company recorded bad debt expense (net of recoveries) of $10,624 and $8,885, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.  No impairments were recorded during the three and nine month periods ended September 30, 2013 and 2012.

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

In April 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells. Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years. The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and nine months ended September 30, 2012, the change in accounting estimate decreased depreciation expense for the period by approximately $860,000 (pre-tax difference), increasing Income (Loss) from Operations and Net Income (Loss) by this amount, or by approximately $0.04 per basic and diluted common share.

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

The Company has also entered into capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities.

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

As of September 30, 2013 and 2012, there were outstanding stock options and warrants to acquire an aggregate of 8,671,964 and 2,585,000 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Due to the presentation of discontinued operations (see Note 3) throughout this report, in accordance with accounting guidance, the Company presented earnings (loss) per common share from continuing and discontinued operations within its financial statements for the three and nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 3,572,096 shares.  Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for all other earnings (loss) per common share data presented within its financial statements for the three months ended September 30, 2013 and the three and nine months ended September 30, 2012.

Intangible Assets

Non-Competition Agreements.  The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and were being amortized over a five-year period.  All non-competition agreements are fully amortized as of September 30, 2013. Amortization expense for the nine months ended September 30, 2013 and 2012 totaled $30,000 and $135,000, respectively.

Goodwill.  Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves.  Goodwill is not amortized but is assessed for impairment at least annually.

Impairment.  The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired.  If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test.  The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value.  During fiscal year ended December 31, 2012, the Company performed the annual impairment test and determined that no impairment existed.  For the three and nine month periods ended September 30, 2013 and 2012, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of September 30, 2013.  The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the nine months ended September 30, 2013.  The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Discontinued Operations

During the fourth quarter of 2012, the Company made the decision to discontinue its Heat Waves’ well-site construction and roustabout line of service.

The following table provides the components of discontinued operations, net of tax:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$-	$289,786	$-	$415,988
Cost of Revenue	-	435,770	119,882	783,885
Gross Profit	-	(145,984)	(119,882)	(367,897)

Operating Expenses
Depreciation and amortization	-	17,156	-	111,220
Loss from Operations	-	(163,140)	(119,882)	(479,117)

Other Expense
Interest expense	-	297	963	1,468

Loss from discontinued operations	-	(163,437)	(120,845)	(480,585)
Income tax benefit	-	63,740	47,130	187,428
Loss on discontinued operations, net of tax	$-	$(99,697)	$(73,715)	$(293,157)

The following table provides the major classes of assets and liabilities components of discontinued operations, as of:

	September 30,	December 31,
	2013	2012
Accounts receivable, net	$-	$153,754
Fixed assets held for sale, net	-	304,429
Total discontinued assets	$-	$458,183

Accounts payable and accrued liabilities	$-	$219,882
Total discontinued liabilities	$-	$219,882

On March 14, 2013, the Company sold several trucks and equipment used in its construction division, which were classified as fixed assets held for sale as of December 31, 2012, for cash proceeds of $534,000.  The book value at time of sale of these assets was approximately $233,000 and commissions of $10,000 were paid upon sale of the trucks and equipment.  As such, for the nine months ended September 30, 2013, the Company recorded a gain of approximately $291,000 on the sale of these fixed assets held for sale.  At June 30, 2013, the Company determined that the remaining few assets held for sale could be redeployed back into operations of the business and transferred assets held for sale with a net book value of $71,342 back into property and equipment.

Note 4 - Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Trucks and vehicles	$25,045,676	$24,388,762
Other equipment	2,794,495	2,781,903
Buildings and improvements	2,373,570	2,403,477
Trucks in process	1,575,914	1,110,356
Land	596,420	601,420
Disposal wells	367,330	667,330
Total property and equipment	32,753,405	31,953,248
Accumulated depreciation	(16,937,370)	(16,932,358)
Property and equipment - net	$15,816,035	$15,020,890

Depreciation expense on property and equipment for the three months ended September 30, 2013 and 2012 totaled $543,671 and $529,659, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $1,663,871 and $2,392,101, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012

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
	$9,559,528	$10,738,096

Real Estate Loan for a facility in North Dakota entered into with an original principal balance of $678,750.  Principal balance amended to $705,000 during February 2012 and amended again during November 2012 to increase the principal balance by $47,000.  Upon the November 2012 amendment, principal and interest payments of $7,416 beginning on December 16, 2012 and ending May 16, 2022.  Interest is calculated as Five Year Treasury Yield plus 3.5% with a 4.75% floor (4.75% at September 30, 2013).  Loan is collateralized by land and property purchased with the loan.  Subsequent to September 30, 2013, the Company repaid the obligation, in conjunction with the refinancing agreement, further discussed in Note 10.
	697,401	738,097

Note payable entered into with a lending institution in order to purchase field equipment. Equipment was sold to a third-party on March 25, 2013 and proceeds were used to settle the notes payable.	-	326,964

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	287,000	314,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land, guaranteed by one of the Company’s stockholders.	174,360	204,941

Note payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	149,384	181,413

Mortgage payable to a bank, interest at 5.9%, payable in monthly payments through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	129,486	137,507

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 10.25%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	47,562	68,476

Capital leases entered into with a leasing company in order to purchase trucks and trailers, interest at a fixed rate of 5%. Truck lease term of 24 months, due in monthly installments through September 2012. Trailer lease term of 36 months, payments due in monthly installments through October 2013.	874	62,308

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Truck lease term of 60 months, due in monthly installments through January 2017, secured by equipment purchased with the note.	29,834	35,469

Notes payable entered into with a lending institution in order to purchase field pickup trucks, interest at a fixed rate of 4.85%. Term of 60 months, due in monthly installments ending on various dates through September 2018, secured by equipment purchased with the note.	135,615	-
Total	11,211,044	12,807,271
Less current portion	(2,071,859)	(2,236,343)
Long-term debt, net of current portion	$9,139,185	$10,570,928

Aggregate maturities of debt are as follows:

Twelve Months Ending September 30,
2014	$2,071,859
2015	1,880,158
2016	6,588,712
2017	192,225
2018	93,155
Thereafter	384,935
Total	$11,211,044

Revolving Line of Credit

As of September 30, 2013 and December 31, 2012, the outstanding balance on the revolving line of credit with our primary lender was $0 and $2,151,052, respectively.

Interest Rate Swap

On November 13, 2012 the Company entered into an Interest Rate Swap Agreement (“swap”) with PNC in order to hedge the cash flow requirements for the variable interest rate associated with the Term Loan.  The floating variable interest rate associated with the Term Loan debt of 4.25% plus LIBOR was swapped for a fixed rate of 4.25% plus 0.64% for the duration of the Term Loan.  At September 30, 2013, an updated valuation was performed resulting in a current liability of $14,880 and a long-term asset of $17,558 associated with the swap. The Company determined that there was no ineffectiveness to the cash flow hedge and recorded changes in value to other comprehensive income.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2013 and 2012 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 7 – Commitments and Contingencies

Operating Leases

The Company leases six facilities under lease commitments that expire through August 2017, and also leases trucks and equipment under several equipment lease commitments that expire through June 2017; all of these facility and equipment leases are accounted for as operating leases. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2014	$1,036,463
2015	737,108
2016	425,490
2017	152,593
2018	-
Total	$2,351,654

Note 8 – Warrants

In conjunction with a $2.0 million Private Equity Transaction in November 2012, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors.  As such, the Company granted warrants to purchase 2,849,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis and have a price-reset provision if under certain circumstances the Company issues shares of its common stock (or common stock equivalents) at less than $0.35 per share on or before October 31, 2014.  The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants and an obligation to file a registration statement for the shares underlying those warrants before a specific date, and to obtain effectiveness thereof by September 25, 2013 (the “Registration Right”).  The Company filed a registration statement for these shares which was declared effective June 21, 2013.  If the Company fails to maintain the effectiveness of this registration statement, it may be subject to a penalty in cash or shares equal to 1.0% per month (prorated for any partial months), for the period(s) of time that the Company fails to maintain effectiveness of the registration statement underlying these shares. Liquidated Damages shall not exceed 8% of the original purchase price of such shares. The Company has not recorded an obligation for liquidated damages as the possibility of failing to maintain effectiveness is remote.

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Michael D. Herman (the Company’s Chairman and CEO) converted his $1,477,760 outstanding subordinated debt into 4,222,000 shares of the Company’s common stock.  Similar to the provisions of the Private Equity Transaction above, Mr. Herman was granted warrants to purchase 2,111,000 shares of the Company’s common stock. These warrants have the same terms and conditions as the warrants issued in conjunction with the stock subscription agreements, as granted on the same date thereof (i.e. exercisable at $0.55 per share for a five year term, piggy-back registration rights, price-reset provisions, etc).

The Company issued warrants to investor relations consultants in lieu of cash fees.  These warrants typically vest based on performance criteria and have terms ranging from four to five years.  Each of the warrants may be exercised on a cashless basis.  The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.  During the nine months ended September 30, 2013, the Company recognized stock-based compensation (through operating expense as general and administrative expense) of $60,056 attributable to warrants issued in November 2012.

A summary of warrant activity for the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2013	6,160,170	$0.55	4.7	$1,194,932
Issued for Services	-	-
Exercised	(905,206)	0.55
Forfeited/Cancelled	-	-
Outstanding at September 30, 2013	5,254,964	$0.55	3.9	$4,645,768

Exercisable at September 30, 2013	5,254,964	$0.55	3.9	$4,645,768

During the nine months ended September 30, 2013, warrants to acquire 905,206 shares of common stock were exercised by way of a cashless exercise whereby the warrant holder elected to receive 502,242 shares without payment of the exercise price and the remaining warrants for 402,964 shares were cancelled.  The warrants had an intrinsic value of $644,525 at the time of exercise.  No warrants were issued during the nine months ended September 30, 2013.  No warrants were issued or exercised during the nine months ended September 30, 2012.

Note 9 – Stockholder’s Equity

Possible Reverse Stock Split

At the Company’s annual shareholder meeting held on July 25, 2013, the shareholders of the Company adopted a proposal giving the board of directors discretion to implement a reverse stock split in a ratio between one-for-two (1:2) up to one-for-three (1:3), or anywhere in between, while maintaining or reducing the number of authorized shares of common stock and preferred stock at any proportion which the Board of Directors may deem appropriate in its discretion. At September 30, 2013, the Company’s board of directors had not exercised its discretion to implement a stock split.

Stock Option Plans

On July 27, 2010 the Company’s board of directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding.  As such, on January 1, 2013 the number of shares of common stock available under the 2010 Plan was reset to 4,773,794 shares based upon 31,825,294 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years.  As of September 30, 2013, there were 3,067,000 options outstanding under the 2010 Plan.

The “2008 Equity Plan” was established by Aspen Exploration in February 2008 and was retained by the Company after the Acquisition. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan.  As of September 30, 2013, there were 350,000 options outstanding under the 2008 Plan.

A summary of the range of assumptions used to value stock options granted for the three and nine months ended September, 2013 and 2012 are as follows:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Expected volatility	129%	-	129% -139%	118% -120%
Risk-free interest rate	.62%	-	.32% -.62%	.32% - .37%
Dividend yield	-	-	-	-
Expected term (in years)	2.5	-	2.5 – 3.5	3.0 – 3.5

During the nine months ended September 30, 2013, the Company granted options to acquire 608,000 shares of common stock with a weighted-average grant-date fair value of $0.81 per share. During the nine months ended September 30, 2013, options to acquire 28,332 shares of common stock were exercised by way of a cashless exercise whereby the option holder elected to receive 8,688 shares of common stock without payment of the exercise price and the remaining options for 19,644 shares were cancelled.  The options had an intrinsic value of $8,883 at the time of exercise.

During the nine months ended September 30, 2012, the Company granted options to acquire 1,270,000 shares of common stock with a weighted-average grant-date fair value of $0.46 per share. No options were exercised during the nine months ended September 30, 2012.

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,075,431	$0.71	2.33	$599,175
Granted	608,000	1.08
Exercised	(28,332)	0.82
Forfeited or Expired	(238,099)	1.54
Outstanding at September 30, 2013	3,417,000	$0.69	2.89	$2,515,685

Vested or Expected to Vest at September 30, 2013	3,417,000	$0.69	2.89	$2,515,685
Exercisable at September 30, 2013	2,718,332	$0.69	2.61	$2,001,357

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2013.

During the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation costs for stock options of $385,944 and $248,459, respectively in general and administrative expenses.  During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation costs for stock options of $117,224 and $59,198, respectively.  The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2012	810,000	$0.37
Granted	608,000	0.81
Vested	(638,330)	0.60
Forfeited	(81,002)	0.49
Non-vested at September 30, 2013	698,668	$0.53

As of September 30, 2013 there was $303,857 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.75 years.

Note 10 – Subsequent Events

On October 3, 2013, the Company refinanced its real estate loan for its facility in North Dakota described in Note 5.  The terms include an original principal balance of $720,000.  Monthly payments of $5,255 include interest at the prime rate, as defined, plus 0.5% with a 3.75% floor (3.75% at September 30, 2013). The loan is collateralized by land and building on the property and $100,000 of the loan is guaranteed by the Company’s Chief Executive Officer.

From October 1, 2013 through November 12, 2013, warrants to acquire 80,000 common shares were exercised by two accredited investors resulting in cash proceeds of $44,000 and warrants to acquire 90,000 common shares were exercised on a cashless basis resulting in the issuance of 54,199 shares of common stock.

On November 12, 2013, the Company’s Chairman and Chief Executive Officer exercised warrants to acquire 2,111,000 shares of common stock at an exercise price of $0.55 resulting in cash proceeds to the Company of $1,161,050.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2013 and 2012, and our financial condition, liquidity and capital resources as of September 30, 2013, and December 31, 2012. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements:

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
•
price volatility of oil and natural gas prices, and the effect that lower prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and stockholders' equity;

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2012.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

OVERVIEW

The Company provides fluid management and well enhancement services to the domestic onshore oil and natural gas industry.  These services include frac heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services.   The Company owns and operates a fleet of more than 230 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Green River and Powder River Basins in Wyoming and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

RESULTS OF OPERATIONS

The following table shows selected financial data and operating results for the periods noted.  Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
FINANCIAL RESULTS:
Revenues	$4,803,503	$5,204,348	$31,318,304	$20,243,521
Cost of Revenue	4,656,508	4,848,019	20,799,074	15,930,345
Gross Profit	146,995	356,329	10,519,230	4,313,176
Gross Margin	3%	7%	34%	21%

Income (Loss) From Operations	(1,287,351)	(823,382)	5,959,817	(485,009)
Net Income (Loss)	$(919,420)	$(472,204)	$3,205,518	$(634,020)
Earnings per Common Share – Diluted	$(0.03)	$(0.02)	$0.09	$(0.03)
Diluted weighted average number of common shares outstanding	32,262,639	21,778,866	35,636,278	21,778,866

OTHER:
Adjusted EBITDA* from continuing Operations	$(626,456)	$(236,681)	$8,099,688	$2,179,331
Adjusted EBITDA* Margin	(13)%	(5)%	26%	11%

*            Management believes that, for the reasons set forth below, adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in our industry.    See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Overview:

Despite an eleventh consecutive quarter of year over year revenue growth from our core well enhancement services (frac water heating, hot oiling and acidizing), overall revenues for the three months ended September 30, 2013 declined 8% over the comparable quarter last year due to an 18% decline in fluid management revenues.  As discussed under “Historical Seasonality of Revenues” below, the third quarter is our lowest revenue generating quarter and has a higher percentage of water hauling revenues than other fiscal quarters.  As a result, gross margins during the third quarter are typically much lower than gross margins during our other fiscal quarters and are generally more sensitive to revenue and cost fluctuations.  The decline in quarterly revenues combined with existing fixed costs resulted in lower gross profit and therefore a larger loss from operations and a larger negative EBITDA.

Notwithstanding the decline in revenues and profitability for the three months ended September 30, 2013, revenues and profitability for the nine months ended September 30, 2013 were significantly higher than the comparable period last year due to the results of the first six months of 2013. Increased heating capacity from the addition of new equipment combined with strong customer demand as compared to the prior year for frac heating services in the Rocky Mountain and Eastern USA regions during the first and second quarter of 2013 were the primary reasons.

Colorado Flooding:

In September 2013, flooding in northern Colorado impacted a significant portion of the oil and gas operations in the DJ Basin, one of our core operating areas.  Several of our customers, including two of our largest customers, have substantial operations in the region and were adversely impacted by this flooding.  Most of our customers shut-in their wells in advance of the flood and temporarily suspended their drilling and completion activities.  Damaged roads and bridges combined with extensive surface flooding continued to disrupt customer operations and drilling activities into mid to late October.  These customer delays and disruptions reduced our equipment utilization during September/October 2013 and tempered our revenues and earnings in the Rocky Mountain region for the quarter ended September 30, 2013.  The flooding did not damage any of our facilities or equipment, but did delay the fabrication of our new heating equipment by approximately 4-5 weeks.

Following is a more detailed discussion of the changes in operating results.

Revenues:

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements, we believe that revenue by service offering and revenue by geographic regions are important to understanding our business operations.  The following tables set forth revenue from continuing operations by service offering and geographic region during the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
BY SERVICE OFFERING:
Fluid Management (1)	$2,422,106	$2,958,423	$6,570,914	$7,267,620

Well Enhancement Services (2)	2,334,692	2,107,406	24,522,534	12,645,099

Well Site Construction and Roustabout Services(6)	46,705	138,519	224,856	330,802

Total Revenues	$4,803,503	$5,204,348	$31,318,304	$20,243,521

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
BY GEOGRAPHY:
Eastern USA Region (3)	$308,330	$429,974	$5,526,031	$1,969,195

Rocky Mountain Region (4)	1,768,065	1,625,897	16,728,013	9,909,310

Central USA Region (5)	2,727,108	3,148,477	9,064,260	8,365,016

Total Revenues	$4,803,503	$5,204,348	$31,318,304	$20,243,521

Notes to tables:
(1)	Services include water hauling/disposal and frac tank rental.
(2)	Services include frac water heating, acidizing, hot oil services, and pressure testing.
(3)
Consists of operations and services performed in the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the Company’s only subsidiary operating in this region.

20

(4)
Consists of operations and services performed in the D-J Basin/Niobrara region (northeastern Colorado and southeastern Wyoming), the Green River and Powder River Basin (southern Wyoming), and Williston Basin/Bakken field (western North Dakota and eastern Montana). Heat Waves is the Company’s only subsidiary operating in this region.

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

Revenues:

Revenues from continuing operations for the three months ended September 30, 2013 were $4.8 million, which was a $401,000 or 8% decrease from the comparable period last year. An 11% increase in our more profitable well enhancement services from the comparable quarter last year was offset by a decline in fluid management revenues of $533,000 or 18% over the same period last year.  The decline in fluid management revenue was primarily attributable to the lost revenue from a low margin water hauling customer in the Central USA region which had been declining since early 2013.  The Company had been working to replace this business with higher margin business and finalized a service agreement with a new customer in September 2013 which should replace most of the monthly revenue lost from the previous customer.  As mentioned above, well enhancement service revenues increased $227,000 or 11% over the comparable quarter last year despite tempered revenues from the Colorado Flooding in September 2013.  Hot oil service revenues in both the DJ Basin and Bakken field increased over the comparable quarter last year due to customer growth and the addition of two new hot oil trucks in late 2012.

Revenues from continuing operations for the nine months ended September 30, 2013 were $31.3 million, representing an increase of $11.1 million or 55% over the comparable period last year. Approximately $9.0 million of this increase was attributable to revenue growth in the first quarter of 2013 as compared to the first quarter of 2012.  Increased heating capacity combined with the impact of cooler winter temperatures across our service territories during the first half of 2013 resulted in an increase in well enhancement revenue in all regions as compared to the same period last year with the most significant increase of $6.8 million occurring in the Rocky Mountain region.

Specific factors that increased revenues during the three and nine months ended September 30, 2013, as compared to 2012:

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

(2)  Increased horizontal drilling and completion activity in the Niobrara Shale/DJ Basin by several customers resulted in higher frac heating service during 2013 as compared to the same period last year;

(3)  During the first quarter of 2012, the Company’s Well Enhancement Services of frac heating and hot oiling were affected by higher-than-average temperatures which reduced customer demand for heating services.  During 2013, temperature and weather patterns were more in line with historical averages, thus increasing the demand for our frac heating and hot oiling services; and

(4)  Revenues in the Eastern USA region (the southern Marcellus Shale formation covering southwestern Pennsylvania and northern West Virginia) increased by approximately $3.6 million during the nine months ended September 30, 2013, as compared to the same period in 2012, with the majority of this increase associated with Well Enhancement Services (more specifically, frac heating and hot oiling).  This increase was primarily due to our expansion into the Utica Shale market (located in eastern Ohio) where exploration and production activity and demand for our services increased over 2012.

Specific factors that decreased revenues during the three and nine months ended September 30, 2013, as compared to 2012:

(1)   Fluid Management services within our Dillco Fluid Service, Inc. operations (part of our Central USA region) decreased by approximately $737,000 during the nine months ended September 30, 2013, as compared to the same period last year.  The loss of a member of our Dillco Fluid Service, Inc. operations management team in 2012 who started his own business, combined with continued competitive pressures to reduce water hauling rates has resulted in the loss of water hauling business.  The Company has tried to maintain its pricing in this competitive market to prevent further dilution to its existing gross margins. During the third quarter of 2013, the Company secured contracts with several new customers which will replace most of the revenue lost earlier in the year from certain lower margin customers.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, the second and third quarters are historically our lowest revenue generating periods of our fiscal year.  In addition, the revenue mix of our service offerings also changes as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. The first and fourth quarters of our fiscal year, covering the months during what is known as our “heating season”, have historically made up approximately 65% to 70% of our total fiscal year revenues, with the remaining 30% to 35% historically occurring in the second and third quarters.  Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

Costs of Revenues and Gross Profit:

Cost of revenues for the three months ended September 30, 2013 decreased $192,000 or 4% from the comparable period last year. As a percentage of revenues, cost of revenues increased to 97% of revenues as compared to 93% of revenues for the comparable quarter last year.  Gross profits for the three months ended in September 30, 2013 decreased to $147,000 or 3% of revenues as compared to $356,000 or 7% of revenues during the comparable quarter last year. As noted above, the third quarter is typically our lowest revenue period of our fiscal year and accordingly, due to the fixed cost components of cost of revenues, gross margins during the third quarter are typically lower and more sensitive to revenue and cost fluctuations.  Lower fluid management revenues combined with higher equipment lease costs contributed to the decline in gross profits and margins from the comparable period last year.  In addition, labor costs associated with training new personnel for the upcoming heating season further reduced our gross margins for the quarter ended September 30, 2013.

Cost of revenues for the nine months ended September 30, 2013 increased $4.9 million or 31% from the comparable period last year.  Despite the drop in gross margins during the most recent quarter, cost of revenues as a percentage of revenues for the nine months ended September 30, 2013 declined from 79% of revenues during comparable period last year to 66% of revenues for the nine months ended September 30, 2013.  As a result, gross profits for the nine months ended in September 30, 2013 increased $6.2 million or 144% from the comparable period last year and gross margins improved from 21% for the nine months last year to 34% for the nine months ended September 30, 2013.  Increased revenues from higher margin well enhancement services during the first two quarters of 2013 were the primary reason for the overall increase in gross margin and gross profits.

Specific factors that increased gross margin during three and nine months ended September 30, 2013 as compared to 2012:

(1)
Well enhancement service revenues, which typically generate a higher gross profit margin than other services, increased to 49% and 78% of consolidated revenues for the three and nine months ended September 30, 2013 as compared to 40% and 62% during the comparable periods last year. Despite the overall drop in gross margin in the most recent quarter, the overall year to date gross margin increased due to more revenue generated from the higher margin well enhancement service revenues;

(2)	Labor costs as a percentage of revenue were higher during the comparable periods last year due to unseasonably warm weather which resulted in lower utilization of field personnel; and

22

(3)
In prior periods, the Company realized a reduction in costs of revenues through the implementation and maintenance of several cost-reduction programs and policies. Due to the significant increase in revenues from continuing operations during the first nine months of 2013, the Company was able to benefit from these cost-reduction programs and policies and our gross profit margins from each incremental dollar of revenue showed a significant increase in profitability.

General and Administrative Expenses:

For the three months ended September 30, 2013, general and administrative expenses increased approximately $238,000 or 37% as compared to the same period last year.  Higher stock-based compensation costs related to the issuance of options combined with higher investor relations costs were the primary reasons for the increase in costs over the comparable period last year.

For the nine months ended September 30, 2013, general and administrative expenses increased approximately $483,000 or 20% as compared to the same periods last year.  Higher stock-based compensation costs, higher investor relations costs, and higher legal and accounting costs associated with preparing a registration statement related to the Company’s private placement transaction in November of 2012 were the primary reasons for the increase in costs over the comparable period last year.  As a percentage of revenues, general and administrative expenses decreased three percentage points for the nine months ended September 30, 2013 as compared to the same periods last year.

Depreciation and Amortization:

For the three months ended September 30, 2013, depreciation and amortization expense increased $16,000 or 3% from the comparable period last year.  Higher depreciation and amortization expense from new asset additions in 2013 and 2012 were almost completely mitigated by elimination of depreciation expense related to assets sold earlier this year.

For the nine months ended September 30, 2013, depreciation and amortization expense decreased $722,000 or 30% from the comparable period last year.  During the second quarter of 2012, the Company reassessed the estimated useful lives of its property and equipment and increased the estimated useful lives of its trucks and equipment and of its disposal wells.  This change in accounting estimate reduced depreciation and amortization expense by approximately $860,000 for the nine months ended September 30, 2013 as compared to the same period last year.  This decrease was partially offset by slightly higher depreciation expense on new property and equipment additions during 2012 and 2013.

Income from Continuing Operations:

For the nine months ended September 30, 2013, income from continuing operations increased $6.4 million to $6.0 million as compared to a loss from continuing operations of $485,000 for the comparable period last year.  As discussed above, increased revenue from well enhancement services contributed to an $11.1 million increase in revenues and a 13 percentage point improvement in gross margins (21% to 34%) as compared to the same period last year.  Lower depreciation and amortization expense due to the change in useful lives discussed above also contributed to the improvement in income from continuing operations.

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

Our operations in early 2012 were negatively impacted by unseasonably warm weather which reduced our operating cash flows and limited our available working capital. The lending arrangements entered into in November 2012 improved our working capital and enhanced our cash flows and has led toward greater operational flexibility.  This has enabled the Company to acquire more equipment and continue to expand its operations geographically.  That, plus cooler weather during the first half of calendar year 2013 as compared to 2012, has contributed to improved operating results and therefore an improvement in current assets and working capital, as further discussed in the Liquidity and Capital Resources section.

Income Taxes:

For the three months ended September 30, 2013, the Company recognized an income tax benefit of $604,000 on  a pre-tax loss from continuing operations of $1.5 million as compared to a $425,000 income tax benefit on a pre-tax loss from continuing operations of $798,000 for the comparable period last year.  For the nine months ended September 30, 2013 the Company recognized income tax expense of $2.2 million on pre-tax income from continuing operations of $5.5 million as compared to an income tax benefit of $464,000 on a pre-tax loss from continuing operations of $805,000 for the comparable period last year.

The effective tax rate on income from continuing operations was approximately 40% for the three and nine months ended September 30, 2013.  This effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to state and local income tax.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in our industry.  The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
EBITDA* from continuing operations:
Income (Loss) from continuing operations	$(919,420)	$(372,507)	$3,279,233	$(340,863)
Add Back (Deduct)
Interest Expense	247,346	211,411	813,052	638,244
Provision for income taxes	(603,835)	(425,175)	2,210,169	(463,904)
Depreciation and amortization	543,671	527,503	1,693,871	2,415,881
EBITDA* from continuing operations	(732,238)	(58,768)	7,996,325	2,249,358
Add Back (Deduct)
Stock-based compensation	117,224	59,198	446,000	248,459
(Gain) on sale and disposal of equipment	(6,842)	(251,875)	(313,299)	(253,411)
Interest and other income	(4,600)	14,764	(29,338)	(65,075)
Adjusted EBITDA* from continuing operations	$(626,456)	$(236,681)	$8,099,688	$2,179,331

EBITDA* from discontinued operations:
Income (Loss) from discontinued operations	-	(99,697)	(73,715)	(293,157)
Add Back (Deduct)
Interest Expense	-	297	963	1,468
Income tax benefit	-	(63,740)	(47,130)	(187,428)
Depreciation and amortization	-	17,156	-	111,220
EBITDA* and Adjusted EBITDA* from discontinued operations	$-	$(145,984)	$(119,882)	$(367,897)

*Note:  See below for discussion of the use of non-GAAP financial measurements.

Use of Non-GAAP Financial Measurements:  Non-GAAP results are presented only as a supplement to the financial statements and for use within management’s discussion and analysis based on U.S. generally accepted accounting principles (GAAP). The non-GAAP financial information is provided to enhance the reader's understanding of the Company’s financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures are provided herein.

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

Changes in Adjusted EBITDA*:

For the three months ended September 30, 2013, Adjusted EBITDA from continuing operations decreased $390,000 or 165% to a negative $626,000 as compared to a negative $237,000 for the comparable period last year.  Lower revenues and gross margins associated with fluid management services in the Central USA region were the primary reason for this decrease.

For the nine months ended September 30, 2013, Adjusted EBITDA from continuing operations increased $5.9 million or 272% from the comparative period last year.    This increase was primarily due to an increase in revenues and gross margins from our well enhancement services within our Rocky Mountain and Eastern USA regions, due to new frac water heating and hot oiling customers in those regions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$1,940,215	$178,028	$10,461,895	$2,128,419
Net cash provided (used) in investing activities	(1,666,482)	24,940	(1,701,660)	(1,730,118)
Net cash (used) provided by financing activities	(601,483)	(380,442)	(3,886,907)	(357,667)
Net Increase (Decrease) in Cash and Cash Equivalents	(327,750)	(177,474)	4,873,328	40,634

Cash and Cash Equivalents, Beginning of Period	5,734,705	635,113	533,627	417,005

Cash and Cash Equivalents, End of Period	$5,406,955	$457,639	$5,406,955	$457,639

Note: As discussed within Note 1 – Basis of Presentation within the Notes to the Condensed Consolidated Financial Statements, the Company has elected to not separately disclose cash flows pertaining to discontinued operations within the accompanying statements of cash flows for the nine months ended September 30, 2013 and 2012.

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Current Assets	$9,662,727	$9,553,558
Total Assets	26,376,586	25,857,026
Current Liabilities	4,575,577	8,018,088
Total Liabilities	15,902,268	19,040,678
Working Capital (Current Assets net of Current Liabilities)	5,087,150	1,535,470
Stockholders’ equity	10,474,318	6,816,348

Overview:

We have relied on cash flow from operations, borrowings under our credit facility and an equity raise in November 2012 to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing, of which there can be no assurance and which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  At September 30, 2013, we had approximately $5.4 million of cash and cash equivalents and approximately $1.5 million available under our asset based, revolving credit facility.  As reflected in the above table, cash generated from operations during the first nine months of our 2013 fiscal year significantly improved our working capital situation.

On November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a credit facility under which the Company and its subsidiaries refinanced a majority of its existing indebtedness.  This refinancing positively bolstered our working capital position, as well as provided for a larger revolving credit facility.  Based on our existing operating performance, coupled with the recent refinancing, we believe we will have adequate funds to meet projected operational and capital expenditure needs for the remainder of fiscal year 2013 and our immediate future.  However, if our estimates about our future operating performance turn out to be inaccurate, or if we are unable to raise additional capital in the absence of positive future operating performance, the Company will adjust its capital expenditures accordingly.

The PNC credit facility includes a $5.0 million revolving credit facility and an $11.0 million term loan facility (balance of $9.6 million as of September 30, 2013).  Advances under both the revolving and term loans may incur interest based upon an effective Eurodollar rate or alternate base rate for domestic loans.  As of September 30, 2013, all loan advances under both the revolving credit facility and term facility bear interest based upon the Eurodollar rate.

The revolving credit facility has a variable interest rate of 3.25% plus one month Libor and is secured with inventory and accounts of the company.  The revolving credit facility also has a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount.  The term loan has a variable interest rate of 4.25% plus one month Libor and is collateralized by equipment, inventory, and accounts of the Company.  The Company has effectively hedged the interest rate of the term loan at an effective rate of 4.89% through the term of the loan.

The PNC credit facility has certain customary financial covenants that include, among others:
(i)	an annual limit on capital expenditures ($10,150,000 for 2013 and $2,500,000 annually thereafter;
(ii)	a minimum fixed charge coverage ratio (as defined, not less than 1.1:1, measured as of the last day of each fiscal quarter, and must be determined based on trailing twelve month information.); and
(iii)
a minimum tangible net worth test (set annually by the lender based upon financial projections of the Company and is measured on a quarterly basis. For 2013 the covenant requirement ranges from $4,244,000 to $5,114,000. The Company and PNC will determine the 2014 covenant amounts in December 2013 after the Company submits its 2014 financial projections to the lender.

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.  At September 30, 2013 the Company met all of the covenants imposed by the loan agreements with PNC.

Working Capital:

As of September 30, 2013 we had working capital of approximately $5.1 million, an increase in working capital of approximately $3.6 million as compared to our 2012 fiscal year end.  This strong increase in working capital was attributable to the more than $10 million of  cash flow from operations generated in the nine months ended September 30, 2013  and the use of this cash flow to pay down the Company’s revolving line of credit by $2.2 million and reduce accounts payable and accrued expenses by $1.5 million.

Cash flow from Operating Activities:

The increase in cash flow from operations for the three months ended September 30, 2013 over the same period of 2012 was largely due to an increase in cash collections of accounts receivable in 2013 resulting from greater revenues in the first six months of 2013. For the nine months ended September 30, 2013, cash flow from operations increased significantly over the period of 2012 due to an increase in revenues and profitability during the period from the beginning of Q4 2012 through Q2 2013 as described above.  Cash collections of accounts receivable of $5.0 million during the nine months ended September 30, 2013 were partially offset by reductions in accounts payable and accrued expenses of $1.5 million during the nine months ended September 30 2013.

Cash flow used in Investing Activities:

Cash flow used in investing activities during the three months ended September 30, 2013 was $1.7 million as compared to a positive cash flow from investing activities of $25,000 during the comparable period last year.  The change was primarily due to increased purchases of property and equipment including approximately $1.2 million of capital expenditures during the third quarter of 2013 related to fabrication of new equipment under the Company’s 2013 capital expenditures program.

Cash used in investing activities for the nine months ended September 30, 2013 remained steady at $1.7 million, as compared to the nine months ended September 30, 2012.  In the 2013 period the Company purchased $3.5 million of new equipment and received approximately $1.8 million of proceeds from asset sales (primarily associated with discontinued operations).  In 2012 $2.3 million was expended on new equipment and $600,000 was received in proceeds from sales.

Cash flow used in Financing Activities:

Cash used by financing activities for the three months ended September 30, 2013 was $601,000 as compared to $380,000 for the comparable period last year.  This increase was primarily due to the principal payoff on an equipment loan for an asset that was sold during the quarter.

Cash used by financing activities for the nine months ended September 30, 2013 was $3.9 million as compared to $360,000 for the comparable period last year. The primary reason for the increased use of cash during 2013 was due to pay down of the company’s line of credit with PNC.  Management utilized cash flow from operations during the nine months ended September 30, 2013   to temporarily reduce the line of credit until needed for the upcoming heating season.  Cash used by financing activities in 2012 was also lower due to $1.4 million in proceeds from the issuance of long-term debt.

Outlook:

The Company plans to continue to expand its business operations by acquiring and fabricating additional equipment and increasing the volume and scope of services offered to our existing customers.  As announced in a press release dated May 16, 2013, the Company announced a $6.0 million  capital expenditure program with approximately $4.7 million allocated to expanding frac water heating and hot oiling capacity by 40% and 15%, respectively.  As of September 30, 2013, the Company has spent approximately $2.1 million towards this program and plans to spend the majority of the remaining $3.9 million dollars during the fourth quarter of 2013.

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

Capital Commitments and Obligations:

The Company’s capital commitments and obligations as of September 30, 2013 consisted of the PNC Term Loan, the PNC Revolving Line of Credit, a Great Western Bank Real Estate Loan entered into to fund the new operation center in North Dakota, as well as other bank debt and certain capital and operating leases. General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed and determinable, services are provided, and collection is reasonably assured.  Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year.  Therefore, the Company believes that, the revenues recognized for the three month periods ended September 30, 2013 and 2012 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

In April 2012, the Company reassessed the estimated useful lives of its trucks and equipment (including its well servicing units and equipment, fluid services equipment, construction equipment, and other vehicles) as well as the estimated useful lives of its disposal wells.   Through this assessment, the Company increased the useful lives of its trucks and equipment from 5-7 years to 10 years, and increased the useful lives of its disposal wells from 7-10 years to 15 years.   The Company has determined that this adjustment to its useful lives is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2012 and future periods. For the three and nine months ended September 30, 2012, the change in accounting estimate decreased depreciation expense for the period by approximately $860,000 (pre-tax difference), increasing Income (Loss) from Operations and Net Income (Loss) by this amount, or by approximately $0.04 per basic and diluted common share.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses.  No interest or penalties have been assessed as of September 30, 2013.  The Company files tax returns in the United States and in the states in which it conducts its business operations.  The tax years 2009 through 2012 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

OFF-BALANCE SHEET ARRANGEMENTS

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Michael D. Herman (Chairman and CEO of Enservco) on various loan agreements, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” and as such, is not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A.  RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K, as amended for the year ended December 31, 2012, filed on March 28, 2013, which are incorporated herein by reference.  There have been no material changes to the risk factors set forth in that Form 10-K, as amended.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from July 17, 2013 through November 12, 2013, a number of holders of common stock purchase warrants exercised those warrants and received shares of common stock as a result of such exercise.  The warrants had originally been issued to accredited investors and underwriters in connection with an equity financing that the Company completed in November 2012. In total, warrants to acquire 2,547,261 shares of common stock at an exercise price of $0.55 per share were exercised by eight accredited investors. Warrants to acquire 2,191,000 common shares were exercised resulting in cash proceeds to the Company of $1,205,050. In addition, warrants to acquire 356,261 common shares were exercised on a cashless basis resulting in the issuance of 197,839 shares of common stock.

The following sets forth the information required by Item 701 of SEC Regulation S-K.

(a)      Securities Sold:  Common Stock, $0.005 par value, of the Company. The dates of the sales are outlined above.

(b)      Underwriters and Other Purchasers. The persons who exercised the warrants were all accredited investors as that term is defined in the federal securities laws. There were no underwriters involved in any of the exercise transactions.

(c)      Consideration.  Warrants to acquire 2,191,000 common shares were exercised resulting in cash proceeds to the Company of $1,205,050.  Warrants to acquire 356,261 common shares were exercised on a cashless basis resulting in the issuance of 197,839 shares of common stock.  In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day volume weighted average price  ("VWAP") for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

(d)      Exemption from Registration Claimed.  The shares were issued upon exercise of the warrants to accredited investors and to underwriters pursuant to the exemptions from registration under the Securities Act of 1933 found in Section 4(a)(2) thereof and Rule 506 thereunder, as well as in Section 4(a)(5) thereof in that each of the purchasers was an accredited investor, and Section 3(a)(9) inasmuch as each of the warrant holders was an existing security holder of the Company.  The offer was made without any form of advertising or general solicitation, and each of the accredited investors represented to the Company that they acquired the shares and the underlying securities for investment purposes only and without a view toward further distribution.

(e)      Terms of Conversion or Exercise. Not applicable.

(f)      Use of Proceeds.  Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On November 12, 2013, Michael D. Herman, the Company’s Chairman and Chief Executive Officer, exercised warrants to acquire 2,111,000 shares of common stock at an exercise price of $0.55 resulting in cash proceeds to the Company of $1,161,050 and increasing his ownership percentage in the Company to 41.1%

Item 6. EXHIBITS

Exhibit No.	Title
2.01	Agreement and Plan of Merger and Reorganization dated June 24, 2010. (1)
3.01	Second Amended and Restated Certificate of Incorporation. (2)
3.02	Amended and Restated Bylaws. (3)
11.1	Statement of Computation of per share earnings Filed herewith. (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32
Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Michael D. Herman, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer).  Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1	(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 24, 2010 and filed on the same date.
	(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
	(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 14, 2013	/s/ Michael D. Herman
Michael D. Herman, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

