Form 10-Q
period 2014-03-31
Enservco Corp
filed 2014-05-13
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 13, 2014
Common stock, $.005 par value	36,552,099

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,114,448	$1,868,190
Accounts receivable, net	17,814,928	11,685,866
Prepaid expenses and other current assets	1,293,654	923,758
Inventories	367,813	315,004
Deferred tax asset	338,973	336,561
Total current assets	20,929,816	15,129,379

Property and Equipment, net	18,217,879	17,425,828
Goodwill	301,087	301,087
Long-Term Portion of Interest Rate Swap	12,393	18,616
Other Assets	480,015	547,338

TOTAL ASSETS	$39,941,190	$33,422,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,167,423	$3,102,912
Income taxes payable	2,762,913	1,278,599
Line of credit borrowings	1,158,971	-
Current portion of long-term debt	2,652,594	2,562,141
Current portion of interest rate swap	11,928	11,966
Total current liabilities	9,753,829	6,955,618

Long-Term Liabilities
Long-term debt, less current portion	10,531,321	11,200,048
Deferred income taxes, net	2,421,517	2,421,466
Total long-term liabilities	12,952,838	13,621,514
Total liabilities	22,706,667	20,577,132

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 36,308,271 and 34,926,126 shares issued, respectively; 103,600 shares of treasury stock; and 36,204,671 and 34,822,536 shares outstanding, respectively	181,024	174,113
Additional paid-in-capital	11,768,346	11,568,033
Accumulated earnings	5,284,856	1,098,900
Accumulated other comprehensive income	297	4,070
Total stockholders’ equity	17,234,523	12,845,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,941,190	$33,422,248

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$25,242,045	$18,567,166

Cost of Revenue	16,292,018	10,569,098

Gross Profit	8,950,027	7,998,068

Operating Expenses
General and administrative expenses	1,159,985	857,073
Depreciation and amortization	677,463	563,836
Total operating expenses	1,837,448	1,420,909

Income from Operations	7,112,579	6,577,159

Other Income (Expense)
Interest expense	(253,524)	(315,015)
Gain on disposals of equipment	14,365	306,457
Other income	6,900	14,113
Total Other (Expense) Income	(232,259)	5,555

Income Before Tax Expense	6,880,320	6,582,714
Income Tax Expense	(2,694,364)	(2,648,683)
Net Income	$4,185,956	$3,934,031

Other Comprehensive Income (Loss)
Unrealized (loss) gain on interest rate swaps, net of tax	(3,773)	10,232
Settlements – interest rate swap	6,599	-
Reclassified into earnings – interest rate swap	(6,599)	338
Total Other Comprehensive (Loss) Income	(3,773)	10,570

Comprehensive Income	$4,182,183	$3,944,601

Earnings per Common Share – Basic	$0.12	$0.12

Earnings per Common Share – Diluted	$0.11	$0.11

Basic weighted average number of common shares outstanding	35,734,091	31,825,294
Add: Dilutive shares assuming exercise of options and warrants	2,613,082	3,172,940
Diluted weighted average number of common shares outstanding	38,347,173	34,998,234

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$4,185,956	$3,934,031
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	677,463	563,836
Gain on disposal of equipment	(14,365)	(306,457)
Deferred income taxes	51	1,156,848
Stock-based compensation	76,344	68,719
Amortization of debt issuance costs	81,324	76,944
Bad debt expense	10,000	126,234
Changes in operating assets and liabilities
Accounts receivable	(6,139,062)	(5,755,348)
Inventories	(52,809)	8,219
Prepaid expense and other current assets	(369,896)	(486,077)
Other non-current assets	(14,001)	(175,324)
Accounts payable and accrued liabilities	64,511	(66,342)
Income taxes payable	1,484,314	1,509,297
Net cash (used in) provided by operating activities	(10,170)	654,580

INVESTING ACTIVITIES
Purchases of property and equipment	(1,505,149)	(591,753)
Proceeds from sale and disposal of equipment	50,000	1,802,333
Net cash (used in) provided by investing activities	(1,455,149)	1,210,580

FINANCING ACTIVITIES
Net line of credit borrowings (payments)	1,158,971	(916,605)
Proceeds from exercise of warrants	89,630	-
Proceeds from exercise of stock options	41,250	-
Repayment on long-term debt	(578,274)	(667,653)
Payments upon interest rate swap settlements	-	(11,258)
Net cash provided by (used in) financing activities	711,577	(1,595,516)

Net (Decrease) Increase in Cash and Cash Equivalents	(753,742)	269,644

Cash and Cash Equivalents, Beginning of Period	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$1,114,448	$803,271

Supplemental cash flow information:
Cash paid for interest	$212,928	$235,629
Cash paid for taxes	$1,210,000	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$5,596	$-

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2013 and March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013.

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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2013. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $255,000 and $245,000, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded bad debt expense (net of recoveries) of $10,000 and $126,234, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three month period ended March 31, 2014 and 2013.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life or expands the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company is leasing a number of trucks and equipment in the normal course of business, which are recorded as operating leases. The Company records rental expense on its equipment operating leases over the lease term as it becomes payable; there are no rent escalation terms associated with these equipment leases. On a number of the equipment leases, purchase options exist allowing the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination and exercised purchase option. The majority of the Company’s equipment leases contain renewal clauses and expire through February 2017.

The Company has also is the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of March 31, 2014.

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

As of March 31, 2014 and 2013, there were outstanding stock options and warrants to acquire an aggregate of 4,532,895 and 8,651,170 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 2,613,082 and 3,172,940 shares, respectively.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and were being amortized over a five-year period. All non-competition agreements were fully amortized as of June 30, 2013. Amortization expense for the three months ended March 31, 2014 and 2013 totaled $0 and $15,000, respectively.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2013, the Company performed the annual impairment test and determined that no impairment existed. For the three month periods ended March 31, 2014 and 2013, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2014. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Accounting Pronouncements

Recently Issued

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of a Component of an Entity.” ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2014. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

Trucks and vehicles	$27,912,819	$27,240,551
Other equipment	2,877,018	2,820,674
Buildings and improvements	2,559,805	2,364,353
Trucks in process	1,645,213	1,205,936
Land	596,420	596,420
Disposal wells	380,602	367,330
Total property and equipment	35,971,877	34,595,264
Accumulated depreciation	(17,753,998)	(17,169,436)
Property and equipment - net	$18,217,879	$17,425,828

Depreciation expense on property and equipment for the three months ended March 31, 2014 and 2013 totaled $677,463 and $548,836, respectively.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2014	2013

PNC Term Loan, original principal balance of $11,000,000 at issuance, amended to $12,428,576 in November 2013, payable in twenty-three fixed monthly principal installments of $172,620 beginning November 2013, with the remaining principal due November 2, 2015. Variable interest rate based of 4.25% plus 1 month LIBOR for Eurodollar Rate Loans and interest at PNC Base Rate plus 2.25% for Domestic Rate Loans, collateralized by equipment, inventory, and accounts of the Company and subject to financial covenants. The interest rate at March 31, 2014 was 4.4%. $3,500,000 of this loan is guaranteed by the Company’s Chairman.	$11,565,476	$12,083,336

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan. $100,000 of loan is guaranteed by the Company’s Chairman.	704,657	713,756

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	272,000	281,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land and guaranteed by the Company’s Chairman.	142,025	153,018

Note payable entered into with a lending institution to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	126,928	138,269

Mortgage payable to a bank, interest at 5.9%, payable monthly through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	123,865	126,750

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 7.8%, due in monthly installments through August 2015, secured by vehicles, guaranteed by one of the stockholders.	37,678	42,961

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Term of 60 months, due in monthly installments through January 2017, secured by equipment purchased with the note.	25,875	27,875

Note payable to vehicle finance companies, interest rates from 4.74% to 4.99%, terms from 49 to 60 months, due in monthly installments through November 2018, secured by equipment purchased with the note.	185,411	195,224

Total	13,183,915	13,762,189
Less current portion	(2,652,594)	(2,562,141)
Long-term debt, net of current portion	$10,531,321	$11,200,048

Aggregate maturities of debt are as follows:

Twelve Months Ending March 31,
2015	$2,652,594
2016	9,663,705
2017	220,027
2018	85,320
2019	56,852
Thereafter	505,417
Total	$13,183,915

Revolving Line of Credit

As of March 31, 2014 and December 31, 2013, the outstanding balance on the revolving line of credit with our primary lender was $1,158,971 and $0, respectively. As of March 31, 2014, the Company’s revolving line of credit consisted of $1,000,000 Eurodollar loans with a variable interest rate of 3.25% plus 1 month LIBOR (3.4% at March 31, 2014) and $158,971 domestic rate loans with interest at PNC Base Rate plus 1.25% (4.5% at March 31, 2014). The revolving line of credit has a borrowing capacity of $5,000,000.

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

At March 31, 2014, an updated valuation was performed resulting in a current liability of $11,928 (classified as Accounts payable and accrued liabilities) and a long-term asset of $12,393 (classified as Other Assets) associated with the swap. The Company determined that there was no ineffectiveness to the cash flow hedge and recorded changes in value to other comprehensive income.

Note 5 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 6 – Commitments and Contingencies

Operating Leases

As of March 31, 2014, the Company leases facilities and certain trucks and equipment under lease commitments that expire through August 2017. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending March 31,
2015	$767,060
2016	643,828
2017	253,823
2018	128,500
2019	96,000
Thereafter	176,000
Total	$2,065,211

Equipment Purchase Commitments

As of March 31, 2014, the Company had approximately $1.6 million in outstanding purchase commitments that are necessary to complete the fabrication of two new acid trucks and four new hot oil trucks that are anticipated to be placed into service during the second quarter.

Note 7 – Warrants

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

On November 29, 2012, the Company entered into an investor relations agreement with an unaffiliated firm. Pursuant to this agreement and in lieu of cash fees, the Company issued the firm 125,000 shares of common stock at $0.40 per share and granted the firm a warrant to purchase 200,000 shares of common stock at $0.40 per share through June 1, 2016. The warrants vest based on performance criteria and may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of March 31, 2013, the Company recognized an expense (through operating expense as general and administrative expense) of $30,023 associated with these warrants.

A summary of warrant activity for the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2014	2,657,714	$0.55	3.7	$3,359,170
Issued for Services	-	-
Exercised	(1,632,319)	0.53
Forfeited/Cancelled	-
Outstanding at March 31, 2014	1,025,395	$0.57	3.4	$1,897,939

Exercisable at March 31, 2014	1,025,395	$0.57	3.4	$1,897,939

During the three months ended March 31, 2014, warrants to acquire 1,469,357 shares of common stock were exercised by way of cashless exercise whereby the warrant holders elected to receive 1,119,173 shares without payment of the exercise price and the remaining warrants for 350,184 shares were cancelled. In addition, warrants to acquire 162,962 shares were exercised for cash payments totaling $89,630. The warrants exercised had a total intrinsic value of $2,795,175 at the time of exercise. No warrants were issued during the three months ended March 31, 2014. No warrants were issued or exercised during the three months ended March 31, 2013.

Note 8 – Stockholder’s Equity

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2014 the number of shares of common stock available under the 2010 Plan was reset to 5,223,380 shares based upon 34,822,536 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of March 31, 2014, there were 3,257,500 options outstanding under the 2010 Plan.

The “2008 Equity Plan” was established by Aspen Exploration in February 2008 and was retained by the Company after the Acquisition. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan. During the three months ended March 31, 2013, 140,431 shares were terminated due to expiration on February 27, 2013. As of March 31, 2014, there were 250,000 options outstanding under the 2008 Plan.

A summary of the range of assumptions used to value stock options granted for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended
	March 31,
	2014	2013

Expected volatility	124%	135%
Risk-free interest rate	.72%	.37%
Dividend yield	-	-
Expected term (in years)	3.5	3.5

During the three months ended March 31, 2014, the Company granted options to acquire 232,500 shares of common stock with a weighted-average grant-date fair value of $1.71 per share. During the three months ended March 31, 2014, options to acquire 100,000 shares of common stock were exercised for cash payments of $41,250. The options had an intrinsic value of $134,750 at the time of exercise.

During the three months ended March 31, 2013, the Company granted options to acquire 158,000 shares of common stock with a weighted-average grant-date fair value of $0.70 per share. As of March 31, 2013, 2,000 of these shares were cancelled as a result of termination of employment. No options were exercised during the three months ended March 31, 2013.

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	3,375,000	$0.70	2.62	$3,760,325
Granted	232,500	2.23
Exercised	(100,000)	0.41
Forfeited or Expired	-	-
Outstanding at March 31, 2014	3,507,500	$0.81	2.58	$5,661,575

Vested or Expected to Vest at March 31, 2014	3,507,500	$0.81	2.58	$5,661,575
Exercisable at March 31, 2014	2,646,664	$0.71	2.18	$4,538,087

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2014.

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $76,344 and $38,696, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	666,668	$0.54
Granted	232,500	1.71
Vested	(38,332)	0.56
Forfeited	-	-
Non-vested at March 31, 2014	860,836	$0.85

As of March 31, 2014 there was $570,853 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.7 years.

Note 9 – Related Party Transactions

On February 3, 2014, the Board of Directors approved the sale of two trucks and a trailer to an entity owned 50% by the Company’s Chairman for $50,000. The equipment had not been in service for over two years and was not economically feasible to repair and return to service. The Company was holding this equipment primarily for salvage purposes. At the time of the sale, the equipment had a net book value of $38,000 which resulted in a gain of $12,000. The Company believes the price paid was at least equal to the fair market value of the units had they been sold through auction or in the open market.

Note 10 – Subsequent Events

In May 2014, the Company and PNC entered into an amendment to the Credit Agreement to increase the annual limit on capital expenditures for 2014 to $12,000,000. The Company’s capital expenditure limit for 2014 prior to the amendment was $6,600,000 which included a carryover of $4,100,000 of capital expenditures from 2013 which were approved but not yet spent.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three month periods ended March 31, 2014 and 2013, and our financial condition, liquidity and capital resources as of March 31, 2014, and December 31, 2013. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

BUSINESS OVERVIEW

Enservco Corporation provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates a fleet of more than 230 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Green River and Powder River Basins in Wyoming and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

RESULTS OF OPERATIONS

The following table shows selected financial data and operating results for the periods noted. Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended March 31,
	2014	2013
FINANCIAL RESULTS:
Revenues	$25,242,045	$18,567,166
Cost of Revenue	16,292,018	10,569,098
Gross Profit	8,950,027	7,998,068
Gross Profit Percentage	35%	43%

Income From Operations	7,112,579	6,577,159
Net Income	$4,185,956	$3,934,031
Earnings per Common Share – Diluted	$0.11	$0.11
Diluted weighted average number of common shares outstanding	38,347,173	34,998,234

OTHER:
Adjusted EBITDA*	$7,866,386	$7,209,714
Adjusted EBITDA* Margin	31%	39%

*	Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Overview:

Revenues for the quarter ended March 31, 2014 increased $6.7 million or 36% due to record growth in our flagship well enhancement services. Additional frac water heating and hot oiling equipment, increased utilization of hot oiling equipment across our fleet, and the impact of sharp increases in propane prices experienced during the quarter all contributed to the revenue increase. See below for a more detailed discussion of these factors.

Although showing a decline in 2014 as a percentage of revenues, gross profit and Adjusted EBITDA margins remained comparable to the prior year when adjusted for the impact of the increase in propane prices mentioned above. This is due primarily to higher propane costs being passed along to customers with minimal markup thereby increasing revenues with no corresponding significant increase in profit.

Revenue Details:

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements, we believe that revenue by service offering and revenue by geographic regions are important to understanding our business operations. The following tables set forth revenue by service offering and geographic region during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
BY SERVICE OFFERING:
Well Enhancement Services (1)	$23,073,131	$16,420,893

Fluid Management (2)	2,038,760	2,036,745

Well Site Construction and Roustabout Services(3)	130,154	109,528

Total Revenues	$25,242,045	$18,567,166

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue for the Company’s three geographic regions during the three months ending March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
BY GEOGRAPHY:
Rocky Mountain Region (4)	$14,234,958	$10,511,661

Eastern USA Region (5)	6,943,041	4,324,196

Central USA Region (6)	4,064,046	3,731,309

Total Revenues	$25,242,045	$18,567,166

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal and frac tank rental.
(3)	Includes construction and roustabout services.
(4)	Includes the D-J Basin/Niobrara field (northern Colorado and southeastern Wyoming), the Powder River and Green River Basins (central Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves is the only Company subsidiary operating in this region.
(5)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.
(6)	Includes the Mississippi Lime and Hugoton Field in Kansas, Oklahoma, and Texas. Both Dillco and Heat Waves engage in business operations in this region.

Revenues:

Revenues increased $6.7 million or 36% to $25.2 million for the three months ended March 31, 2014 primarily due to record revenues from our flagship well enhancement services. Revenues from both fluid management services and well site construction and roustabout services remained relatively flat in comparison to the same period last year.

Well Enhancement Services

Well enhancement service revenues, which includes frac water heating, hot oiling, and acidizing services continued to show record growth in 2014 increasing $6.7 million or 41% for the three months ended March 31, 2014. Increased customer demand particularly in the Rocky Mountain Region and Eastern USA Regions combined with increased heating capacity from the addition of new frac water heating and hot oil equipment were the primary reasons for our revenue increase in 2014. In addition, propane revenues also increased significantly due to a sudden and sharp increase in propane prices and a change in billing methods in our Rocky Mountain region.

Below is a more detailed discussion of the factors that impacted well enhancement service revenues:

(1)	During 2013 and 2014, the Company expanded its heating capacity by investing in additional equipment to meet the growing demand for our frac water heating and hot oiling services. As part of this expansion, the Company purchased and fabricated four new hot oil trucks, six bobtail frac heaters and two double burner frac heaters which were placed into service at various times over the last six months increasing our hot oil and frac heating capacity by approximately 23% and 20% for 2014 as compared to the same period last year.

(2)	Hot oil equipment utilization improved by approximately 40% over the comparable period last year resulting in an increase of revenues of approximately $746,000.

(3)	Propane revenues for the quarter ended March 31, 2014 increased approximately $2.4 million from the comparable period last year due to an 80% increase in average propane prices from the same period last year. Propane used for frac water heating and hot oiling services are typically billed to customers on a “cost plus” method and accordingly any significant change in propane price will result in a corresponding change in revenue.

(4)	Increased horizontal drilling and completion activity by new and existing customers in the Niobrara Shale/DJ Basin combined with our recent expansion into Rock Springs, WY have resulted in higher well enhancement service revenues in the Rocky Mountain region during 2014 as compared to the same period last year.

(5)	Well enhancement service revenues in the Eastern USA region increased by approximately $2.6 million as compared to the same period last year due to continued expansion into the Utica Shale market where exploration and production activity and demand for our services increased over the first quarter of 2013.

Fluid Management Services

Fluid management service revenues, which represent about 8% of our consolidated revenues for the three months ended March 31, 2014, remained relatively flat at $2.0 million for the three months ended March 31, 2014. Slightly lower water hauling revenues in our Central USA region were offset by small revenue increases in other regions.

Well Site Construction and Roustabout Services

Well site construction and roustabout services, which represent less than 1% of revenues for the three months ended March 31, 2014 remained an insignificant part of our business and are provided as ancillary services with our other services.

Geographic Areas

Revenues in the Rocky Mountain Region, which primarily consist of well enhancement services, increased $3.7 million or 35% from the comparable period last year. The increase was due to several factors including increased propane revenues from the change to a “cost plus” billing method, increased drilling and completion activity by several new and existing customers in the Niobrara Shale/DJ Basin, and incremental revenues generated from the recent expansion of our service into Rock Springs, WY.

Revenues in the Eastern USA region increased $2.6 million or 61% primarily due to the continued expansion of our services into the Utica Shale market where exploration and production activity and demand for our services increased over the comparable period in the prior year. During the first quarter of 2014, the Company added two sizable customers in addition to experiencing revenue growth with its largest customer. Higher propane revenues related to costs billed to customers also was a contributing factor to our revenue increase in 2014.

Revenues in the Central USA region increased $333,000 or 9% from the comparable period last year primarily due to increased frac water heating revenues generated from a customer in the Texas Panhandle.

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

Costs of Revenues and Gross Profit:

Cost of revenues for the three months ended March 31, 2014 increased $5.7 million or 54% from the comparable period last year primarily due to increased frac water heating and hot oil services combined with significantly higher propane costs from the same period last year. As a percentage of revenues, cost of revenues for the first quarter of 2014 increased to 65% of revenues as compared to 57% of revenues for the first quarter of 2013.

Gross profit for the three months ended March 31, 2014 increased to $8.9 million representing a $952,000 or 12% increase over the comparable period last year. As a percentage of revenues, gross profit for the quarter ended March 31, 2014 was 35% as compared to 43% for the comparable period last year. The decline in gross profit percentage was primarily due to the significant increase in propane prices from the comparable period last year. Higher operating costs in our fluid management business also contributed to the overall decline in our gross profit percentage from the same period last year.

Below is a more detailed discussion of the various factors that impacted gross profit percentage during the quarter ended March 31, 2014:

(1)	Prior to January 2014, many of our frac water heating customers in the DJ Basin were billed on a per barrel of water heated basis which included the price of propane. As result, our gross profit percentage was immediately impacted once propane prices started to rise in December 2013 and was further impacted as prices continued to rise in January 2014. In late January and early February, the Company was able to renegotiate pricing for propane with these customers to a cost plus basis which is similar to the billing method we use in our other regions. Under this method, propane is billed at cost plus a fixed dollar per gallon mark-up. This change in pricing eliminated the negative impact on gross profit percentage due to increases in propane prices. However, management estimates that the impact to gross profits from the increase in propane prices under the old per barrel billing was approximately $500,000 for the quarter ended March 31, 2014.

(2)	Higher propane prices also tend to reduce gross profit percentages on frac heating customers which bill propane on a cost plus basis. Typically, our mark-up on propane is a fixed dollar amount per gallon. As propane prices increase, this fixed dollar mark-up becomes a smaller percentage of the billed propane costs resulting in a lower gross profit percentages. The increase in propane prices also cause propane revenues to become a larger portion of total revenues. As a result, the lower propane margins tend to dilute our overall gross profit percentage. We estimate that the higher propane prices and corresponding impact to propane margins diluted our overall gross profit percentage in 2014 by approximately 4% to 5% of revenues.

(3)	Gross profits for our fluid management business in Central USA decreased by $381,000 during the quarter ended March 31, 2014 as compared to the same period last year resulting in a drop in our consolidated gross profit percentage of approximately 1.5%. Higher labor costs and truck repair costs were the primary factors for the decline in gross profit.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will continue to impact revenues, cost of revenues and gross profit percentages. Decreases in propane prices will tend to reduce well enhancement revenues and costs of revenues and may increase our overall gross profit percentage as the dollar value of lower margin propane revenue and cost of revenue becomes a lower percentage of total revenue. Conversely, increases in propane prices similar to what the Company experienced during this quarter, will tend to increase well enhancement revenues and costs of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenue and cost of revenue becomes a higher percentage of total revenue.

General and Administrative Expenses:

For the three months ended March 31, 2014, general and administrative expenses increased approximately $303,000 or 35% as compared to the same period last year. Higher personnel costs due to the addition of various operational and accounting personnel to support the Company’s growth including a CFO in April 2013 and Operations Manager in October 2013 was the primary reason for the higher costs in 2014. In addition, franchise taxes were $105,000 lower during the comparative period last year due to a large credit received in March 2013. Higher investor relations and professional fees for the three months ended March 31, 2014 also contributed to the increase over the comparable period last year.

Depreciation and Amortization:

For the three months ended March 31, 2014, depreciation and amortization expenses increased $114,000 or 20% from the comparable period last year. The increase in depreciation expense was due to the additional depreciation from new equipment placed into service over the last 12 months.

Income Taxes:

For the three months ended March 31, 2014, the Company recognized an income tax expense of $2.7 million on pre-tax income of $6.9 million as compared to $2.6 million of income tax expense on pre-tax income of $6.6 million for the comparable period last year.

The effective tax rate on income from operations was approximately 39% for the three months ended March 31, 2014. This effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to state and local income tax.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended March 31,
	2014	2013
EBITDA*
Net Income	$4,185,956	$3,934,031
Add Back (Deduct)
Interest Expense	253,524	315,015
Income taxes	2,694,364	2,648,683
Depreciation and amortization	677,463	563,836
EBITDA*	7,811,307	7,461,565
Add Back (Deduct)
Stock-based compensation	76,344	68,719
(Gain) on sale and disposal of equipment	(14,365)	(306,457)
Interest and other income	(6,900)	(14,113)
Adjusted EBITDA*	$7,866,386	$7,209,714

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

EBITDA is defined as net income plus or minus interest expense plus taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation and, when appropriate, other items that management does not utilize in assessing the Company’s operating performance (see list of these items to follow below). None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure. Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance and the Company’s ability to generate cash flow from operations. Management also believes that investors may find non-GAAP financial measures useful for the same reasons, although investors are cautioned that non-GAAP financial measures are not a substitute for GAAP disclosures.

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

Changes in Adjusted EBITDA*

For the three months ended March 31, 2014, Adjusted EBITDA increased 9% to $7.9 million as compared to $7.2 million for the comparable period last year. As a percentage of revenues, Adjusted EBITDA declined to 31% for the three months ended March 31, 2014 as compared to 39% for the same period last year. The decline in Adjusted EBITDA as a percentage of revenues was primarily due to the per barrel pricing issue in the DJ basin and overall increase in propane prices as discussed in the cost of revenues and gross profit section above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

Net cash (used in) provided by operating activities	$(10,170)	$654,580
Net cash (used in) provided by investing activities	(1,455,149)	1,210,580
Net cash provided by (used in) financing activities	711,577	(1,595,516)
Net (Decrease) Increase in Cash and Cash Equivalents	(753,742)	269.644

Cash and Cash Equivalents, Beginning of Period	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$1,114,448	$803,271

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2014 and December 31, 2013 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	March 31, 2014	December 31, 2013

Current Assets	$20,929,816	$15,129,379
Total Assets	39,941,190	33,422,248
Current Liabilities	9,753,829	6,955,618
Total Liabilities	22,706,667	20,577,132
Working Capital (Current Assets net of Current Liabilities)	11,175,987	8,173,761
Stockholders’ equity	17,234,523	12,845,116

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facility, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.

On November 2, 2012, the Company and PNC Bank, National Association (“PNC”) entered into a credit facility under which the Company and its subsidiaries refinanced a majority of its existing indebtedness. The PNC credit facility includes a $5.0 million revolving line of credit and a $12.4 million equipment term loan. Advances under both the revolving and term loans incur interest based upon an effective Eurodollar rate or alternate base rate for domestic loans.

The revolving line of credit has a variable interest rate that is based, at the Company’s discretion, of 1 month LIBOR plus 3.25% for Eurodollar Loans or PNC Bank rate plus 1.25% for domestic loans. The revolving line of credit is secured with inventory and accounts of the company and has a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount. As of March 31, 2014, the Company had $1,000,000 of Eurodollar loans and $158,971 domestic rate loans outstanding under the revolving line of credit.

The term note is payable in twenty-three fixed monthly principal payments of $172,620 beginning November 30, 2013 with the remaining principal balance due on November 2, 2015. The term loan has a variable interest rate that is based, at the Company’s discretion of 1 month LIBOR plus 4.25% for Eurodollar Rate Loans or PNC Base Rate plus 2.25% for Domestic Rate Loans. As discussed in Note 4 to the condensed consolidated financial statements, the Company has entered into an interest rate swap to hedge the interest rate of the original term loan at an effective rate of 4.89% through the term of the loan. As of March 31, 2014, the Company had $11,473,816 of Eurodollar loans and $91,660 of domestic rate loans under the term note.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)	an annual limit on capital expenditures ($12,000,000 for 2014 and $2,500,000 annually thereafter);
(ii)	a minimum fixed charge coverage ratio (as defined, not less than 1.1:1, measured as of the last day of each fiscal quarter, and must be determined based on trailing twelve month information.); and
(iii)	a minimum tangible net worth test (set annually by the lender based upon financial projections of the Company and is measured on a quarterly basis). The tangible net worth limit for 2014 was based upon projections and ranges from $13,065,000 to $15,313,000.

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. At March 31, 2014 the Company met all of the covenants imposed by the loan agreements with PNC.

Working Capital:

As of March 31, 2014 the Company had working capital of approximately $11.2 million, an increase in working capital of approximately $3.0 million as compared to our 2013 fiscal year end. The increase in working capital was primarily due to the $6.1 million increase in accounts receivable resulting from higher revenues during the first quarter of 2014, partially offset by a $1.5 increase in income taxes payable and a $1.2 increase in borrowings under our revolving credit facility.

Cash flow from Operating Activities:

Cash flow used in operating activities during the three months ended March 31, 2014 was $10,000 as compared to a positive cash flow from operating activities of $655,000 during the comparable period last year. The decrease in cash flow from operations was largely due to a change in deferred taxes. During the comparable period last year, significant differences between book and tax depreciation resulted in a $1.5 million increase in cash flow from operations whereas the book/tax differences were not as significant and resulted in no significant addition to cash flow from operations during the quarter ended March 31, 2014.

Cash flow from Investing Activities:

Cash flow used in investing activities during the three months ended March 31, 2014 was $1.5 million as compared to a positive cash flow from investing activities of $1.2 million during the comparable period last year. The $2.7 million change in cash flows was the result of $1.5 million being used for purchases of equipment in 2014 whereas 2013 included $1.8 million of cash proceeds from sale of well site construction equipment.

Cash flow from Financing Activities:

Cash provided by financing activities for the three months ended March 31, 2014 was $712,000 as compared to cash used of $1.6 million for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs.

Outlook:

The Company plans to continue to expand its business operations by acquiring and fabricating additional equipment and increasing the volume and scope of services offered to our existing customers. During 2013, the Company announced CAPEX programs of $10.1 million with approximately $7 million allocated to expanding frac water heating and hot oiling capacity. The Company spent $6.0 million of the 2013 CAPEX program during fiscal 2013 and the remaining $4.1 million was carried over in 2014. In May 2014, the Company received approval from PNC bank to increase its 2014 CAPEX spending to $12.0 million. The Company has initially allocated $9.8 million towards fabrication of new equipment. As of March 31, 2014, the Company has spent approximately $1.5 million on capital expenditures and plans to spend the remaining $10.5 million dollars during 2014.

The Company believes that its cash on hand and expected level of operating cash flows will be sufficient to fund the Company’s operations and capital spending programs for 2014. The Company’s cash on hand will most likely be supplemented with available borrowing capacity under its $5 million revolving line of credit facility to supplement working capital during the heating season (September 2014 to April 2015).

Capital Commitments and Obligations:

The Company’s capital obligations as of March 31, 2014 consists primarily of scheduled principal payments under the PNC Term Loan, the PNC Revolving Line of Credit, as well as other bank debt and certain operating leases.  General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.

As of March 31, 2014, the Company had approximately $1.6 million in outstanding purchase commitments that are necessary to complete fabrication for two new acid trucks and four new hot oil trucks.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three month periods ended March 31, 2014 and 2013 are not indicative of quarterly revenues through the remainder of the fiscal year.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Off Balance Sheet Arrangements

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Michael Herman (Chairman) on various loan agreements and operating leases disclosed in Note 6 to the Condensed Consolidated Balance Sheet, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

There are no material pending legal or regulatory proceedings against the Company, and it is not aware of any that are known to be contemplated.

Item 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed on March 20, 2014, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from March 14, 2014 through May 8, 2014, a number of holders of common stock purchase warrants exercised those warrants and received shares of common stock as a result of such exercise. The warrants had originally been issued to accredited investors and underwriters in connection with an equity financing that the Company completed in November 2012. In total, warrants to acquire 393,500 shares of common stock at an exercise price of $0.55 per share were exercised by two individuals from the firm that underwrote the offering. Of those:

•	Warrants to acquire 215,000 common shares were exercised on a cashless basis resulting in the issuance of 166,551 shares of common stock; and
•	Warrants to acquire 178,500 common shares were exercised resulting in cash proceeds to the Company of $98,175.

The following sets forth the information required by Item 701 of SEC Regulation S-K.

(a)         Securities Sold: Common Stock, $0.005 par value, of Enservco. The date of the sales are outlined above.

(b)         Underwriters and Other Purchasers. Two individuals from the underwriting firm exercised warrants to acquire 393,500 shares of common stock resulting in the issuance of 345,051 shares of common stock.

(c)         Consideration. Warrants to acquire 215,000 common shares were exercised on a cashless basis resulting in the issuance of 166,551 shares of common stock. Warrants to acquire 178,500 common shares were exercised resulting in cash proceeds to the Company of $98,175. In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day VWAP for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

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

(e)         Terms of Conversion or Exercise. Not applicable.

(f)         Use of Proceeds. Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit
No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.1	Fourth Amendment to Business Loan Agreement with PNC Bank, National Association. Filed herewith.
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 13, 2014	/s/ Rick D. Kasch
Rick D. Kasch, Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer)

