Form 10-Q
period 2014-06-30
Enservco Corp
filed 2014-08-13
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes  X    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐   No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common stock, $.005 par value	36,845,147

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,622,703	$1,868,190
Accounts receivable, net	3,993,227	11,685,866
Prepaid expenses and other current assets	1,487,523	923,758
Inventories	443,725	315,004
Deferred tax asset	338,664	336,561
Total current assets	11,885,842	15,129,379

Property and Equipment, net	22,585,667	17,425,828
Goodwill	301,087	301,087
Long-Term Portion of Interest Rate Swap	9,627	18,616
Other Assets	398,690	547,338

TOTAL ASSETS	$35,180,913	$33,422,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,460,158	$3,102,912
Income taxes payable	976,591	1,278,599
Current portion of long-term debt	2,634,978	2,562,141
Current portion of interest rate swap	8,370	11,966
Total current liabilities	6,080,097	6,955,618

Long-Term Liabilities
Long-term debt, less current portion	9,970,222	11,200,048
Deferred income taxes, net	2,551,297	2,421,466
Total long-term liabilities	12,521,519	13,621,514
Total liabilities	18,601,616	20,577,132

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 36,831,055 and 34,926,136 shares issued, respectively; 103,600 shares of treasury stock; and 36,727,455 and 34,822,536 shares outstanding, respectively	183,638	174,113
Additional paid-in-capital	11,961,042	11,568,033
Accumulated earnings	4,433,837	1,098,900
Accumulated other comprehensive income	780	4,070
Total stockholders’ equity	16,579,297	12,845,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,180,913	$33,422,248

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$7,294,856	$7,947,635	$32,536,901	$26,514,802

Cost of Revenue	6,449,925	5,702,716	22,741,942	16,262,539

Gross Profit	844,931	2,244,919	9,794,959	10,252,263

Operating Expenses
General and administrative expenses	1,272,496	1,108,516	2,432,481	1,974,865
Depreciation and amortization	726,424	586,365	1,403,888	1,150,200
Total operating expenses	1,998,920	1,694,881	3,836,369	3,125,065

(Loss) Income from Operations	(1,153,989)	550,038	5,958,590	7,127,198

Other Income (Expense)
Interest expense	(241,903)	(251,655)	(495,428)	(566,670)
(Loss) Gain on disposals of equipment	(5,129)	-	9,237	306,457
Other income	7,050	10,215	13,950	24,827
Total Other Expense	(239,982)	(241,440)	(472,241)	(235,386)

(Loss) Income Before Tax Expense	(1,393,971)	308,598	5,486,349	6,891,812
Income Tax Benefit (Expense)	542,952	(117,691)	(2,151,412)	(2,766,874)
Net (Loss) Income	$(851,019)	$190,907	$3,334,937	$4,124,938

Other Comprehensive Income (Loss)
Unrealized gain (loss) on interest rate swaps, net of tax	483	(4,135)	(3,290)	6,097
Settlements – interest rate swap	6,517	6,838	13,115	13,592
Reclassified into earnings – interest rate swap	(6,517)	(6,838)	(13,115)	(13,592)
Total Other Comprehensive Income (Loss)	483	(4,135)	(3,290)	6,097

Comprehensive (Loss) Income	$(850,536)	$186,772	$3,331,647	$4,131,035

(Loss) Earnings per Common Share – Basic	$(0.02)	$0.01	$0.09	$0.13

(Loss) Earnings per Common Share – Diluted	$(0.02)	$0.01	$0.09	$0.12

Basic weighted average number of common shares outstanding	36,514,889	32,099,332	36,126,647	31,963,070
Add: Dilutive shares assuming exercise of options and warrants	-	3,589,220	2,466,052	3,444,113
Diluted weighted average number of common shares outstanding	36,514,889	35,688,552	38,592,699	35,407,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(851,019)	$190,907	$3,334,937	$4,124,938
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	726,424	586,365	1,403,888	1,150,200
Loss (gain) on disposal of equipment	5,129	-	(9,237)	(306,457)
Deferred income taxes	129,780	978,087	129,831	2,117,472
Stock-based compensation	71,935	260,054	148,280	328,776
Amortization of debt issuance costs	81,325	76,945	162,649	153,888
Bad debt expense	40,000	44,163	50,000	170,397
Changes in operating assets and liabilities
Accounts receivable	13,781,701	8,198,556	7,642,639	2,443,208
Inventories	(75,912)	(19,805)	(128,721)	(11,586)
Prepaid expense and other current assets	(193,869)	89,437	(563,765)	(396,642)
Other non-current assets	-	-	(14,001)	(169,120)
Accounts payable and accrued liabilities	(707,265)	(1,663,196)	(642,754)	(1,729,538)
Income taxes payable	(1,786,322)	(863,153)	(302,008)	646,144
Net cash provided by operating activities	11,221,907	7,878,360	11,211,738	8,521,680

INVESTING ACTIVITIES
Purchases of property and equipment	(5,099,341)	(1,245,758)	(6,604,490)	(1,837,511)
Proceeds from sale and disposal of equipment	-	-	50,000	1,802,333
Net cash used in investing activities	(5,099,341)	(1,245,758)	(6,554,490)	(35,178)

FINANCING ACTIVITIES
Net line of credit payments	(1,158,971)	(1,234,447)	-	(2,151,052)
Proceeds from exercise of warrants	98,175	-	187,804	-
Proceeds from exercise of stock options	25,200	-	66,450	-
Repayment on long-term debt	(578,715)	(466,721)	(1,156,989)	(1,134,372)
Payments upon interest rate swap settlements	-	-	-	-
Net cash used in financing activities	(1,614,311)	(1,701,168)	(902,735)	(3,285,424)

Net Increase in Cash and Cash Equivalents	4,508,255	4,931,434	3,754,513	5,201,078

Cash and Cash Equivalents, Beginning of Period	1,114,448	803,271	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$5,622,703	$5,734,705	$5,622,703	$5,734,705

Supplemental cash flow information:
Cash paid for interest	$106,642	$147,713	$319,571	$375,465
Cash paid for taxes	$1,112,000	$2,757	$2,325,257	$3,257

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment purchased through installment loans	$-	$89,591	$-	$89,591
Cashless exercise of stock options and warrants	$1,572	$1,836	$7,168	$1,836

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Services LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2013 and June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service, LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

HE Services, LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $295,000 and $245,000, respectively. For the three and six months ended June 30, 2014, the Company recorded bad debt expense (net of recoveries) of $40,000 and $50,000, respectively. For the three and six months ended June 30, 2013, the Company recorded bad debt expense (net of recoveries) of $44,163 and $170,397, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and six month periods ended June 30, 2014 and 2013.

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

The Company has also in the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of June 30, 2014.

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

As of June 30, 2014 and 2013, there were outstanding stock options and warrants to acquire an aggregate of 3,917,063 and 8,867,226 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the six months ended June 30, 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 2,466,052 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended June 30, 2014. For the three and six months ended June 30, 2013, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 3,589,220 and 3,444,113 shares, respectively.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and were being amortized over a five-year period. All non-competition agreements were fully amortized as of June 30, 2013. Amortization expense for the three and six months ended June 30, 2013 totaled $15,000 and $30,000, respectively.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2013, the Company performed the annual impairment test and determined that no impairment existed. For the three and six month periods ended June 30, 2014 and 2013, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the six months ended June 30, 2014. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its financial position, results of operations, cash flows, or presentation thereof.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013

Trucks and vehicles	$28,726,978	$27,240,551
Trucks in process	5,730,775	1,205,936
Other equipment	3,064,386	2,820,674
Buildings and improvements	2,553,198	2,364,353
Land	596,420	596,420
Disposal wells	367,330	367,330
Total property and equipment	41,039,087	34,595,264
Accumulated depreciation	(18,453,420)	(17,169,436)
Property and equipment - net	$22,585,667	$17,425,828

Depreciation expense on property and equipment for the three months ended June 30, 2014 and 2013 totaled $726,424 and $571,365, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $1,403,888 and $1,120,200, respectively.

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2014	2013

PNC Term Loan, original principal balance of $11,000,000 at issuance, amended to $12,428,576 in November 2013, payable in twenty-three fixed monthly principal installments of $172,620 beginning November 2013, with the remaining principal due November 2, 2015. Variable interest rate based of 4.25% plus 1 month LIBOR for Eurodollar Rate Loans and interest at PNC Base Rate plus 2.25% for Domestic Rate Loans, collateralized by equipment, inventory, and accounts of the Company and subject to financial covenants. The interest rate at June 30, 2014 was 4.4%. $3,500,000 of this loan is guaranteed by the Company’s Chairman.

	$11,047,616	$12,083,336

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan. $100,000 of loan is guaranteed by the Company’s Chairman.	695,618	713,756

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	263,000	281,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land and guaranteed by the Company’s Chairman.	130,884	153,018

Note payable entered into with a lending institution to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchase with the note.	115,356	138,269

Mortgage payable to a bank, interest at 5.9%, payable monthly through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	121,108	126,750

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 7.8%, due in monthly installments through March 2016, secured by vehicles, guaranteed by one of the stockholders.	32,313	42,961

Note payable entered into with a lending institution in order to purchase equipment, interest at a fixed rate of 8.2%. Term of 60 months, due in monthly installments through January 2017, secured by equipment purchased with the note.	23,832	27,875

Note payable to vehicle finance companies, interest rates from 4.74% to 4.99%, terms from 49 to 60 months, due in monthly installments through November 2018, secured by equipment purchased with the note.	175,473	195,224

Total	12,605,200	13,762,189
Less current portion	(2,634,978)	(2,562,141)
Long-term debt, net of current portion	$9,970,222	$11,200,048

Aggregate maturities of debt are as follows:

Twelve Months Ending June 30,
2015	$2,634,978
2016	9,142,438
2017	201,781
2018	82,995
2019	48,546
Thereafter	494,462
Total	$12,605,200

Revolving Line of Credit

The revolving line of credit has a maximum borrowing capacity of $5,000,000. As of June 30, 2014, the Company had borrowing availability of approximately $1.7 million. As of June 30, 2014 and December 31, 2013, there was no outstanding balance on the revolving line of credit.

Covenant Compliance

At June 30, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default for the period. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

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

At June 30, 2014, an updated valuation was performed resulting in a current liability of $8,370 (classified as Accounts payable and accrued liabilities) and a long-term asset of $9,627 (classified as Other Assets) associated with the swap. The Company determined that there was no ineffectiveness to the cash flow hedge and recorded changes in value to other comprehensive income.

Note 5 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 6 – Commitments and Contingencies

Operating Leases

As of June 30, 2014, the Company leases facilities and certain trucks and equipment under lease commitments that expire through August 2017. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending June 31,
2015	$794,508
2016	600,231
2017	261,103
2018	109,000
2019	96,000
Thereafter	152,000
Total	$2,012,842

Equipment Purchase Commitments

As of June 30, 2014, the Company had approximately $8.8 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of sixteen hot oil trucks, eighteen frac heaters and one acid truck included in the Company’s 2014 CAPEX program. The Company intends to finance the purchase of this equipment through cash flow from operations and through a new revolving credit facility.

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

On November 29, 2012, the Company entered into an investor relations agreement with an unaffiliated firm. Pursuant to this agreement and in lieu of cash fees, the Company issued the firm 125,000 shares of common stock at $0.40 per share and granted the firm a warrant to purchase 200,000 shares of common stock at $0.40 per share through June 1, 2016. The warrants vest based on performance criteria and may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. During the six months ended June 30, 2013, the Company recognized an expense (through operating expense as general and administrative expense) of $60,047 attributable to these warrants.

A summary of warrant activity for the six months ended June 30, 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,657,714	$0.55	3.7	$3,359,170
Issued for Services	-	-
Exercised	(2,205,818)	0.54
Forfeited/Cancelled	-	-
Outstanding at June 30, 2014	451,896	$0.60	3.1	$895,247

Exercisable at June 30, 2014	451,896	$0.60	3.1	$895,247

During the six months ended June 30, 2014, warrants to acquire 1,864,356 shares of common stock were exercised by way of cashless exercise whereby the warrant holders elected to receive 1,431,080 shares without payment of the exercise price and the remaining warrants for 433,276 shares were cancelled. In addition, warrants to acquire 341,462 shares were exercised for cash payments totaling $187,804. The warrants exercised had a total intrinsic value of $3,952,805 at the time of exercise. No warrants were issued during the six months ended June 30, 2014.

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

Note 8 – Stockholder’s Equity

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2014 the number of shares of common stock available under the 2010 Plan was reset to 5,223,380 shares based upon 34,822,536 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of June 30, 2014, there were 3,215,167 options outstanding under the 2010 Plan.

The “2008 Equity Plan” was established by Aspen Exploration in February 2008 and was retained by the Company after the Acquisition. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan. On July 27, 2010, the Company terminated the 2008 Equity Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Equity Plan. During the six months ended June 30, 2013, 140,431 shares were terminated due to expiration on February 27, 2013. As of June 30, 2014, there were 250,000 options outstanding under the 2008 Plan.

A summary of the range of assumptions used to value stock options granted for the three and six months ended June 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Expected volatility	-	136% - 139%	124%	135% - 139%
Risk-free interest rate	-	.32%	.72%	.32% - .37%
Dividend yield	-	-	-	-
Expected term (in years)	-	2.5 – 3.5	3.5	2.5 – 3.5

During the six months ended June 30, 2014, the Company granted options to acquire 232,500 shares of common stock with a weighted-average grant-date fair value of $1.71 per share. During the six months ended June 30, 2014, options to acquire 3,333 shares of common stock were exercised by way of a cashless exercise whereby the option holder elected to receive 2,377 shares of common stock without payment of the exercise price and the remaining options for 956 shares were cancelled. The options had an intrinsic value of $5,399 at the time of exercise. In addition, options to acquire 130,000 shares of common stock were exercised for cash payments of $66,450. The options had an intrinsic value of $190,450 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	3,375,000	$0.70	2.62	$3,760,325
Granted	232,500	2.23
Exercised	(133,333)	0.52
Forfeited or Expired	(9,000)	2.22
Outstanding at June 30, 2014	3,465,167	$0.80	2.33	$6,161,069

Vested or Expected to Vest at June 30, 2014	3,465,167	$0.80	2.33	$6,161,069
Exercisable at June 30, 2014	2,941,663	$0.69	2.05	$5,547,251

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2014.

During the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $148,279 and $268,720, respectively in general and administrative expenses. During the three months ended June 30, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $71,935 and $230,024, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	666,668	$0.54
Granted	232,500	1.71
Vested	(366,664)	0.47
Forfeited	(9,000)	1.70
Non-vested at June 30, 2014	523,504	$1.09

As of June 30, 2014 there was $483,597 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.7 years.

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

Note 10 – Subsequent Events

On August 1, 2014, the Company received approval from PNC Business Credit for a five-year, $40 million revolving credit facility. The facility will replace the Company’s current revolving credit facility with PNC bank and will allow the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The Company intends to use the facility to fund approximately $7 million of its $16 million 2014 capital expenditure program and to consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The remaining amount available under the facility will be used for future working capital needs or to supplement future capital expenditures. The new facility is expected to close in September 2014, subject to customary due diligence and amendment to our existing loan documentation with PNC Bank.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2014 and 2013, and our financial condition, liquidity and capital resources as of June 30, 2014, and December 31, 2013. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
●

price volatility of oil and natural gas prices, and the effect that lower prices may have on our customer’s demand for our services, the result of which may adversely impact our revenues and stockholders' equity;

●

a decline in oil or natural gas production, and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;

●

the broad geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;

●

constraints on us as a result of our substantial indebtedness, including restrictions imposed on us under the terms of our credit facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;

●	our history of losses and working capital deficits which, at times, were significant;
●	adverse weather and environmental conditions;
●	reliance on a limited number of customers;
●	our ability to retain key members of our senior management and key technical employees;
●	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy;
●	changes in tax laws;
●	the effects of competition;
●	the effect of seasonal factors;
●	further sales or issuances of our common stock and the price and volume volatility of our common stock; and
●	our common stock’s limited trading history.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
FINANCIAL RESULTS:
Revenues	$7,294,856	$7,947,635	$32,536,901	$26,514,802
Cost of Revenue	6,449,925	5,702,716	22,741,942	16,262,539
Gross Profit	844,931	2,244,919	9,794,959	10,252,263
Gross Margin	12%	28%	30%	39%

(Loss) Income From Operations	(1,153,989)	550,038	5,958,590	7,127,198
Net (Loss) Income	$(851,019)	$190,907	$3,334,937	$4,124,938
(Loss) Earnings per Common Share –	$(0.02)	$0.01	$0.09	$0.12
Diluted
Diluted weighted average number of common shares outstanding	36,514,889	35,668,552	38,592,699	35,407,183

OTHER:
Adjusted EBITDA*	$(355,629)	$1,396,457	$7,510,757	$8,606,174
Adjusted EBITDA* Margin	-5%	18%	23%	32%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Overview:

As has been the Company’s history, revenues, gross margins, and EBITDA margins for the second quarter tend to decrease considerably from the first quarter as the demand for frac water heating services declines resulting in a larger portion of revenues being derived from recurring maintenance services such as hot oiling, acidizing and water hauling.

In addition to the seasonal decrease in frac water heating services, the second quarter of 2014 was impacted by a well site incident in the DJ basin which halted frac water services for one of our largest customers. Although it was determined that the accident was a result of a failure of equipment owned by another service provider, the work stoppage significantly impacted our revenues towards the end of the heating season. Further, the labor costs we incurred to retain our work force during this stoppage in anticipation of returning to work also impacted our profitability. On a positive note, hot oil revenues for the quarter continued to grow significantly as compared to the same quarter last year as a result of increased equipment utilization, geographic expansion, and additional heating capacity (over the last two years, the Company has focused a greater portion of its CAPEX programs on its recurring, less seasonal maintenance services of hot oiling and acidizing). We anticipate that the this positive comparative trend in hot oiling and acidizing services will continue in future quarters.

Despite the impact of the decline in frac water heating revenues during the second quarter, revenues for the six months ended June 30, 2014 were significantly higher than the comparable period last year due to record revenues achieved during the first quarter of 2014. Additional frac water heating and hot oiling equipment, increased utilization of hot oiling equipment, and the impact of sharp increases in propane prices during the first quarter of this year all contributed to the six month revenue increase. Although showing a decline in 2014 as a percentage of revenues, gross profit and Adjusted EBITDA margins remain comparable to the prior year when adjusted for the impact of the increase in propane prices. This is due primarily to the mathematical impact of higher propane costs being passed along to customers with minimal markup thereby increasing revenues with no corresponding significant increase in profit.

Revenue Details:

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements, we believe that revenue by service offering and revenue by geographic regions are important to understanding our business operations. The following tables set forth revenue by service offering and geographic region during the three and six months ended June 30, 2014 and 2013:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2014	2013	2014	2013
BY SERVICE OFFERING:
Well Enhancement Services (1)	$4,925,674	$5,766,948	$27,998,805	$22,187,843

Fluid Management (2)	2,223,988	2,112,064	4,262,748	4,148,808

Other (3)	145,194	68,623	275,348	178,151

Total Revenues	$7,294,856	$7,947,635	$32,536,901	$26,514,802

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue for the Company’s three geographic regions during the three and six months ending June 30, 2014 and 2013:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2014	2013	2014	2013
BY GEOGRAPHY:
Rocky Mountain Region (4)	$4,218,372	$4,448,288	$18,453,330	$14,959,949

Eastern USA Region (5)	390,691	893,505	7,333,732	5,217,701

Central USA Region(6)	2,685,793	2,605,842	6,749,839	6,337,152

Total Revenues	$7,294,856	$7,947,635	$32,536,901	$26,514,802

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal and frac tank rental.
(3)	Includes construction and roustabout services.
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

Revenues:

Service Offerings:

Well Enhancement Services: Well enhancement service revenues for the quarter ended June 30, 2014 declined $841,000 (15%) from the comparable period last year primarily due to a $1.8 million decline in frac water heating revenues. A halt in frac water heating services by a large customer in the DJ Basin described above was the primary reason for the decline. In addition, customer demand for frac water heating services in the Eastern USA region was lower than the comparable period last year as one customer suspended its drilling program and another customer modified its frac design to reduce heating requirements during the spring season. The decrease in frac water heating revenue was partially mitigated by an $876,000 (52%) increase in hot oil service revenue and $58,000 (11%) increase in acidizing services over the same quarter last year. The increase in these revenues was primarily attributable to (i) four hot trucks added at the end of 2013, (ii) increased utilization of existing equipment, and (iii) expansion into Rock Springs, Wyoming which is a market with high demand for hot oiling and acidizing services.

For the six months ended June 30, 2014, well enhancement service revenues increased $5.8 million or 26% over the comparable period last year. With the addition of new frac water heating and hot oiling equipment we were able to meet increased customer demand during the first quarter of 2014 in the Rocky Mountain and Eastern USA Regions and therefore offset the second quarter decline described above.   In addition, during the first quarter of 2014, due to a sudden and sharp increase in propane prices resulting in a change in billing for propane in our Rocky Mountain region that resulted in propane revenues increasing approximately $2.4 million from the comparable period last year

Fluid Management: Fluid management service revenues, which represent approximately 13% of our consolidated revenues for the six months ended June 30, 2014, remained relatively flat at $2.2 million for the quarter ended June 30, 2014 and $4.3 million for the six months ended June 30, 2014.

Other: Other revenues consist of well site construction and roustabout services, which represent less than 2% of revenues for the six months ended June 30, 2014, continue to remain an insignificant part of our business and are provided as ancillary services with our other services.

Geographic Areas:

For the quarter ended June 30, 2014, revenues in the Rocky Mountain Region, which primarily consist of well enhancement services, decreased $230,000 or 5% primarily due to the well-site accident described above which was partially offset by an increase in hot oil service revenue from the addition hot oil trucks and expansion of services into Rock Springs, Wyoming. For the six months ended June 30, 2014, revenues in this region increased $3.5 million or 23% from the comparable period last year due to several factors in the first quarter including (i) increased propane revenues from changing to a “cost plus” billing method, (ii) increased drilling and completion activity by several new and existing customers in the Niobrara Shale/DJ Basin, and (iii) revenues generated from the recent expansion of service into Rock Springs, WY.

Revenues in the Eastern USA region decreased $503,000 or 56% from the second quarter of last year primarily due to lower frac water heating demand from two customers. One customer suspended its drilling activities in the Utica shale to focus its resources in other locations and the other customer modified its frac design so that less water heating was required during the spring months. Despite the decline in the second quarter, revenues in the Eastern USA region increased $2.1 million or 41% for the six months ended June 30, 2014 as compared to the same period last year primarily due to continued expansion of our services into the Utica Shale market where exploration and production activity and demand for our services increased over the comparable period last year. During the first quarter of 2014, the Company added two new sizable customers in addition to experiencing revenue growth with its largest customer. Additionally, since propane costs are billed to customers, higher propane prices during the first quarter as compared to the prior year also contributed to the revenue increase during the six months ended June 30, 2014.

For the quarter ended June 30, 2014, revenues in the Central USA region increased $80,000 or 3% from the comparable period last year primarily due to a slight increase in fluid management revenue. For the six months ended June 30, 2014, revenues in the Central USA region increased $413,000 or 7% from the comparable period last year primarily due to increased frac water heating revenues generated from a customer in the Texas Panhandle during the first quarter.

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

Cost of Revenues:

Cost of revenues for the quarter ended June 30, 2014 increased $747,000 or 13% from the comparable period last year primarily due to increased labor costs, higher fleet costs and expenses related to geographic expansion. As the Company's fleet of trucks has expanded, employee headcount and expenses such as insurance and repairs and maintenance have increased correspondingly.

Cost of revenues for the six months ended June 30, 2014 increased $6.5 million or 40% from the comparable period last year due to the same reasons as mentioned above for the first quarter but also were impacted by significantly higher propane costs from the same period last year.

Gross Profit:

Gross profit for the quarter ended June 30, 2014 decreased to 12% of revenues as compared to 28% of revenues for the comparative quarter last year. The decline in gross profit percentage was primarily due to lost revenues in the 2014 quarter relating to the well-site accident (as discussed in the Overview section above) coupled with expenses of retaining employees while waiting for operations to resume and increases in expenses related to fleet expansion at same time revenues were negatively impacted by the well-site incident and a revenue decrease in the Company’s Eastern USA region.

Gross profit as a percentage of revenue declined to 30% for the six months June 30, 2014 as compared to 39% for the comparable period last year. In addition the factors mentioned above in the second quarter discussion, the largest impact on the gross profit percentage decline was due to the mathematical impact of higher propane costs experienced in the first quarter (see “Propane Impact Discussion” below). In addition, lower operating margins in our fluid management business contributed to the overall decline in our gross profit percentage from the same period last year.

Propane Impact Discussion:

Prior to January 2014, many of our frac water heating customers in the DJ Basin were billed on a “per barrel of water heated” basis which included the price of propane. As result, our gross profit percentage was immediately impacted once propane prices started to rise in December 2013 and was further impacted as prices continued to rise significantly in January 2014. In late January and early February, the Company was able to renegotiate pricing for propane with customers in the DJ Basin to a cost plus basis which is similar to the billing method we use in our other regions. Under this method, propane is billed at cost plus a fixed dollar per gallon mark-up. This change in pricing eliminated the negative impact on gross profit and gross profit percentage due to increases in propane prices. Management estimates that the impact to gross profit from the increase in propane prices under the old per barrel billing prior to price renegotiations was approximately $500,000 for the six months ended June 30, 2014.

Higher propane prices also tend to reduce gross profit percentages on frac heating customers which bill propane on a cost plus basis. Typically, our mark-up on propane is a fixed dollar amount per gallon. Therefore, as propane prices increase, this fixed dollar mark-up becomes a smaller percentage of the billed propane costs resulting in a lower gross profit percentages. The increase in propane prices also causes propane revenues to become a larger portion of total revenues. As a result, the lower propane margins tend to dilute our overall gross profit percentage. We estimate that the higher propane prices and corresponding impact diluted our overall gross profit percentage in 2014 by approximately 4% to 5% of revenues.

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

General and Administrative Expenses:

For the quarter ended June 30, 2014, general and administrative expenses increased approximately $164,000 or 15% as compared to the same period last year. Costs associated with the Company’s listing on the NYSE MKT national stock exchange and higher personnel costs related to the Company’s expansion contributed to the increase. These increases in expenses were partially offset by a decrease in stock-based compensation costs during the quarter as compared to the prior year’s quarter.

As a percentage of revenues, general and administrative expenses remained consistent at 7% for the six months ended June 30, 2014 as compared to the same period last year. For the six months ended June 30, 2014, there was an increase of approximately $458,000 or 23% as compared to the same period last year. Higher personnel costs to support the Company’s growth including a CFO in April 2013 and the addition of two regional operations managers in the Company’s Heat Waves operations in October 2013 and June 2014 were the primary reasons. Costs associated with the Company’s listing on the NYSE MKT national stock exchange also contributed to the increase. Stock-based compensation costs were lower during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. In addition, during the 2013 period, franchise taxes were $121,000 lower due to a credit received.

Depreciation and Amortization:

For the three and six months ended June 30, 2014, depreciation and amortization expenses increased $140,000 or 24%, and $254,000 or 22%, respectively, from the comparable periods last year. The increase in depreciation expense was due to new equipment placed into service over the previous 12 months, which includes six bobtail frac water heaters, two double burner frac heaters, and eight hot oilers.

Income Taxes:

For the three months ended June 30, 2014, the Company recognized an income tax benefit of $543,000 on a pre-tax loss of $1.4 million as compared to $118,000 of income tax expense on pre-tax income of $309,000 for the comparable period last year. For the six months ended June 30, 2014, the Company recognized an income tax expense of $2.2 million on pre-tax income of $5.5 million as compared to $2.8 million of income tax expense on pre-tax income of $6.9 million for the comparable period last year.

The effective tax rate on income from operations was approximately 39% for the three and six months ended June 30, 2014. This effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to state and local income tax.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2014	2013	2014	2013
EBITDA*
(Loss) Income	$(851,019)	$190,907	$3.334.937	$4,124,938
Add Back (Deduct)
Interest Expense	241,903	251,655	495,428	566,670
Provision for income taxes (benefit) expense	(542,952)	117,691	2,151,412	2,766,874
Depreciation and amortization	726,424	586,365	1,403,888	1,150,200
EBITDA*	(425,644)	1,146,618	7,385,665	8,608,682
Add Back (Deduct)
Stock-based compensation	71,935	260,054	148,280	328,776
Loss (Gain) on sale and disposal of equipment	5,129	-	(9,237)	(306,457)
Interest and other income	(7,050)	(10,215)	(13,950)	(24,827)
Adjusted EBITDA*	$(355,630)	$1,396,457	$7,510,758	$8,606,174

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net cash provided by operating activities	$11,221,907	$7,878,360	$11,211,738	$8,521,680
Net cash used in investing activities	(5,099,341)	(1,245,758)	(6,554,490)	(35,178)
Net cash used in financing activities	(1,614,311)	(1,701,168)	(902,735)	(3,285,424)
Net Increase in Cash and Cash Equivalents	4,508,255	4,931,434	3.754,513	5,201,078

Cash and Cash Equivalents, Beginning of Period	1,114,448	803,271	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$5,622,703	$5,734,705	$5,622,703	$5,734,705

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2014 and December 31, 2013 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	June 30, 2014	December 31, 2013

Current Assets	$11,885,842	$15,129,379
Total Assets	35,180,913	33,422,248
Current Liabilities	6,080,097	6,955,618
Total Liabilities	18,601,616	20,577,132
Working Capital (Current Assets net of Current Liabilities)	5,805,745	8,173,761
Stockholders’ equity	16,579,297	12,845,116

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facility, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.

As of June 30, 2014, the Company has a credit facility with PNC Bank, National Association (“PNC”) which includes a $5.0 million revolving line of credit and a $12.4 million equipment term loan. Advances under both the revolving and term loans incur interest based upon an effective Eurodollar rate or alternate base rate for domestic loans.

The revolving line of credit has a variable interest rate that is based, at the Company’s discretion, of 1 month LIBOR plus 3.25% for Eurodollar Loans or PNC Bank rate plus 1.25% for domestic loans. The revolving line of credit is secured with inventory and accounts of the company and has a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount. As of June 30, 2014, the Company had $0 outstanding under the revolving line of credit.

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

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. At June 30, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default for the period As a result of the waiver, no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

On August 1, 2014, the Company received approval from PNC Business Credit for a five-year, $40 million revolving credit facility. The facility will replace the Company’s current revolving credit facility discussed above and will allow the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The Company intends to use the facility to fund approximately $7 million of its $16 million 2014 capital expenditure program and consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The remaining amount available under the facility will be used for future working capital needs or to supplement future capital expenditures. The new facility is expected to close in September, subject to customary due diligence and amendment to our existing loan documentation with PNC Bank.

Working Capital:

As of June 30, 2014 the Company had working capital of approximately $5.8 million, a decrease in working capital of approximately $2.4 million as compared to our 2013 fiscal year end. The decrease in working capital was primarily due to the utilization of cash and proceeds from collections of accounts receivable to fund $5.1 million of capital expenditures for the six months ended June 30, 2014.

Cash flow from Operating Activities:

Cash flow provided by operating activities during the three months ended June 30, 2014 was $11.2 million as compared to cash flow provided by operating activities of $7.9 million during the comparable period last year. The increase in cash flow from operations was largely due to collections of accounts receivable during the three months ended June 30, 2014. The increase due to cash collections of accounts receivable was partially offset by the net loss during the quarter ended June 30, 2014 as compared to net income during the quarter ended June 30, 2013.

Cash flow provided by operating activities during the six months ended June 30, 2014 was $11.2 million as compared to cash flow provided by operating activities of $8.5 million during the comparable period last year. The increase in cash flow from operations was largely due to collections of accounts receivable during the six months ended June 30, 2014. The increase due to cash collections of accounts receivable was partially offset by the decrease in net income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Cash flow Used In Investing Activities:

Cash flow used in investing activities during the three months ended June 30, 2014 was $5.1 million as compared to cash flow used in from investing activities of $1.2 million during the comparable period last year. The $3.9 million change in cash flows was the result of $5.1 million being used for purchases of equipment during the three months ended June 30, 2014 whereas during the three months ended June 30, 2013 only $1.2 million was used for purchases of equipment.

Cash flow used in investing activities during the six months ended June 30, 2014 was $6.6 million as compared to cash flow used in from investing activities of $35,000 during the comparable period last year. The $6.6 million change in cash flows was the result of $6.6 million being used for purchases of equipment during the six months ended June 30, 2014 whereas in 2013 only $1.8 million was used for purchases of equipment, and there was $1.8 million of cash proceeds from sale of well site construction equipment during the six months ended June 30, 2013.

Cash flow from Financing Activities:

Cash used in financing activities for the three months ended June 30, 2014 was $1.6 million as compared to cash used of $1.7 million for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs.

Cash used in financing activities for the six months ended June 30, 2014 was $903,000 as compared to cash used of $3.3 million for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs.

Outlook:

The Company plans to continue to expand its business operations by acquiring and fabricating additional equipment and increasing the volume and scope of services offered to our existing customers. During the second quarter of 2014, the Company announced CAPEX programs of $16 million that will be used for the purchase and fabrication of sixteen hot oil trucks, four acidizing trucks, and eighteen frac water heaters. The Company spent $6.6 million of the 2014 CAPEX program during the first two quarters of fiscal 2014 and the Company plans to spend the remaining $9.4 million during the next three quarters.

As discussed above, the Company received approval from PNC Business Credit on August 1, 2014 for a five-year, $40 million revolving credit facility. The facility will replace the Company’s current revolving credit facility with PNC bank and intends to use the facility to fund approximately $7 million of its $16 million 2014 capital expenditure program and consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The remaining amount available under the facility will be used for future working capital needs or to supplement future capital expenditures. The new facility is expected to close in September, subject to customary due diligence and amendment to our existing loan documentation with PNC Bank.

On April 16, 2014, the Company filed an S-3 registration statement with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on April 30, 2014. The Form S-3 provides the Company with the flexibility to offer and sell from time to time, up to $50 million of the Company’s common stock in order to supplement our cash flows from operations and financing activities. The Company currently does not have any immediate plans to sell securities under the shelf registration statement, but plans to maintain the registration statement in the event there is a need to supplement its existing capital resources.

Capital Commitments and Obligations:

The Company’s capital obligations as of June 30, 2014 consists primarily of scheduled principal payments under the PNC Term Loan, the PNC Revolving Line of Credit, as well as other bank debt and certain operating leases.  As discussed in Note 10 to the consolidated financial statements, the Company is working towards closing a new five-year, $40 million revolving credit facility with PNC Bank which would replace the PNC loans above and change the Company’s capital obligations. General terms and conditions for, and amounts due under, these commitments and obligations are summarized in the notes to the financial statements.

As of June 30, 2014, the Company had approximately $8.8 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of sixteen hot oil trucks, eighteen frac heaters and one acid truck included in the Company’s 2014 CAPEX program. The Company intends to finance the purchase of this equipment through cash flow from operations and through the new revolving credit facility described above.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and six month periods ended June 30, 2014 and 2013 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of June 30, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from May 9, 2014 through August 8, 2014, a number of holders of common stock purchase warrants exercised those warrants and received shares of common stock as a result of such exercise. The warrants had originally been issued to accredited investors and underwriters in connection with an equity financing that the Company completed in November 2012. In total, warrants to acquire 205,000 shares of common stock at exercise prices ranging from $0.49 per share to $0.55 per share were exercised on a cashless basis by three individuals including two investor relations consultants and one individual from the firm that underwrote the offering resulting in the issuance of 166,143 shares of common stock; and

The following sets forth the information required by Item 701 of SEC Regulation S-K.

(a)           Securities Sold: Common Stock, $0.005 par value, of Enservco. The date of the sales are outlined above.

(b)          Underwriters and Other Purchasers. One individual from the underwriting firm and two investor relations consultants exercised warrants to acquire 205,000 shares of common stock resulting in the issuance of 166,143 shares of common stock.

(c)           Consideration. Warrants to acquire 205,000 common shares were exercised on a cashless basis resulting in the issuance of 166,143 shares of common stock. In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day VWAP for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

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

(e)           Terms of Conversion or Exercise. Not applicable.

(f)            Use of Proceeds. Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.1	Amendment No. 3 to employment agreement with Rick D. Kasch. (3)
10.2	Amended and restated employment agreement with Austin Peitz. (3)
10.3	Amended and restated employment agreement with Robert J. Devers. (3)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014 and filed on July 3, 2014.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 13, 2014	/s/ Rick D. Kasch
Rick D. Kasch, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer)