Form 10-Q
period 2014-09-30
Enservco Corp
filed 2014-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)	Smaller reporting company X

                                                                                

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 07, 2014
Common stock, $.005 par value	37,056,215

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,848,435	$1,868,190
Accounts receivable, net	3,704,780	11,685,866
Prepaid expenses and other current assets	1,325,390	923,758
Inventories	376,618	315,004
Income tax receivable	278,268	-
Deferred tax asset	285,777	336,561
Total current assets	7,819,268	15,129,379

Property and Equipment, net	27,856,726	17,425,828
Goodwill	301,087	301,087
Long-Term Portion of Interest Rate Swap	2,407	18,616
Other Assets	717,274	547,338

TOTAL ASSETS	$36,696,762	$33,422,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,832,833	$3,102,912
Income taxes payable	-	1,278,599
Current portion of long-term debt	469,786	2,562,141
Current portion of interest rate swap	7,272	11,966
Total current liabilities	4,309,891	6,955,618

Long-Term Liabilities
Senior revolving credit facility	13,763,001	-
Long-term debt, less current portion	810,727	11,200,048
Deferred income taxes, net	2,430,451	2,421,466
Total long-term liabilities	17,004,179	13,621,514
Total liabilities	21,314,070	20,577,132

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 37,018,920 and 34,926,136 shares issued, respectively; 103,600 shares of treasury stock; and 36,915,320 and 34,822,536 shares outstanding, respectively	184,577	174,113
Additional paid-in-capital	12,615,260	11,568,033
Accumulated earnings	2,585,810	1,098,900
Accumulated other comprehensive income	(2,955)	4,070
Total stockholders’ equity	15,382,692	12,845,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,696,762	$33,422,248

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$5,748,754	$4,803,503	$38,285,655	$31,318,304

Cost of Revenue	6,270,499	4,687,536	29,208,287	21,061,888

Gross (Loss) Profit	(521,745)	115,967	9,077,368	10,256,416

Operating Expenses
General and administrative expenses	1,332,804	859,647	3,569,440	2,722,610
Depreciation and amortization	884,964	543,671	2,288,852	1,693,871
Total operating expenses	2,217,768	1,403,318	5,858,292	4,416,481

(Loss) Income from Operations	(2,739,513)	(1,287,351)	3,219,076	5,839,935

Other Income (Expense)
Interest expense	(225,062)	(247,346)	(720,489)	(814,015)
Gain on disposals of equipment	507	6,842	9,744	313,299
Other income	21,268	4,600	35,218	29,338
Total Other Expense	(203,287)	(235,904)	(675,527)	(471,378)

(Loss) Income Before Tax Expense	(2,942,800)	(1,523,255)	2,543,549	5,368,557
Income Tax Benefit (Expense)	1,094,774	603,835	(1,056,639)	(2,163,039)
Net (Loss) Income	$(1,848,026)	$(919,420)	$1,486,910	$3,205,518

Other Comprehensive Income (Loss)
Unrealized (loss) gain on interest rate swaps, net of tax	(3,735)	355	(7,025)	3,452
Settlements – interest rate swap	6,253	7,070	19,368	20,890
Reclassified into earnings – interest rate swap	(6,253)	(7,070)	(19,368)	(20,890)
Total Other Comprehensive (Loss) Income	(3,735)	355	(7,025)	3,452

Comprehensive (Loss) Income	$(1,851,761)	$(919,065)	$1,479,885	$3,208,970

(Loss) Earnings per Common Share – Basic	$(0.05)	$(0.03)	$0.04	$0.10

(Loss) Earnings per Common Share – Diluted	$(0.05)	$(0.03)	$0.04	$0.09

Basic weighted average number of common shares outstanding	36,816,875	32,262,639	36,359,251	32,064,182
Add: Dilutive shares assuming exercise of options and warrants	-	-	1,404,213	3,572,096
Diluted weighted average number of common shares outstanding	36,816,875	32,262,639	37,763,464	35,636,278

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING ACTIVITIES
Net (loss) income	$(1,848,026)	$(919,420)	$1,486,910	$3,205,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	884,964	543,671	2,288,852	1,693,871
Gain on disposal of equipment	(507)	(6,842)	(9,744)	(313,299)
Deferred income taxes	(65,572)	(375,011)	64,259	1,742,462
Stock-based compensation	372,239	117,224	520,519	446,000
Amortization of debt issuance costs	63,174	76,944	225,823	230,832
Bad debt expense	41,807	-	91,807	170,397
Changes in operating assets and liabilities
Accounts receivable	246,640	2,506,976	7,889,279	4,950,184
Inventories	67,107	(13,376)	(61,614)	(24,962)
Prepaid expense and other current assets	326,095	54,461	(237,670)	(342,181)
Other non-current assets	(381,758)	(10,000)	(395,759)	(179,120)
Accounts payable and accrued liabilities	1,372,675	194,412	729,921	(1,535,127)
Income taxes receivable	(56,887)	-	(56,887)	-
Income taxes payable	(976,591)	(228,824)	(1,278,599)	417,320
Net cash provided by operating activities	45,360	1,940,215	11,257,097	10,461,895

INVESTING ACTIVITIES
Purchases of property and equipment	(6,155,517)	(1,675,424)	(12,760,006)	(3,512,935)
Proceeds from sale and disposal of equipment	-	8,942	50,000	1,811,275

Net cash used in investing activities	(6,155,517)	(1,666,482)	(12,710,006)	(1,701,660)

FINANCING ACTIVITIES
Net line of credit advances (payments)	13,763,001	-	13,763,001	(2,151,052)
Proceeds from exercise of warrants	-	-	187,804	-
Proceeds from exercise of stock options	61,537	-	127,987	-
Repayment on long-term debt	(11,324,687)	(601,483)	(12,481,676)	(1,735,855)
Payment of debt issuance costs	(163,962)	-	(163,962)	-
Net cash provided by (used in) financing activities	2,335,889	(601,483)	1,433,154	(3,886,907)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,774,268)	(327,750)	(19,755)	4,873,328

Cash and Cash Equivalents, Beginning of Period	5,622,703	5,734,705	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$1,848,435	$5,406,955	$1,848,435	$5,406,955

Supplemental cash flow information:
Cash paid for interest	$126,711	$180,371	$478,531	$532,655
Cash paid for taxes	$5,998	$-	$2,329,588	$3,257

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment purchased through installment loans	$-	$50,037	$-	$139,628
Cashless exercise of stock options and warrants	$364	$719	$7,532	$2,555

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC, LLC (collectively, the “Company”) as of December 31, 2013 and September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business

Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

On May 29, 2013, three of the Company’s former subsidiaries, being Trinidad Housing, LLC, Aspen Gold Mining Company, and Heat Waves, LLC, were dissolved and Enservco Frac Services LLC is being dissolved by operation of law. None of these dissolved subsidiaries were engaged in active business operations prior to dissolution. As part of a corporate reorganization in May 2013, Dillco transferred its ownership in Heat Waves to Enservco through a tax free exchange.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $95,000 and $245,000, respectively. For the three and nine months ended September 30, 2014, the Company recorded bad debt expense (net of recoveries) of $41,807 and $91,807, respectively. For the three and nine months ended September 30, 2013, the Company recorded bad debt expense (net of recoveries) of $-0- and $170,397, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and nine month periods ended September 30, 2014 and 2013.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease in accordance with authoritative guidance. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, in accordance with the terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through August 2017. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The Company is leasing a number of trucks and equipment in the normal course of business, which are recorded as operating leases in accordance with authoritative guidance. The Company records rental expense on its equipment operating leases over the lease term as it becomes payable; there are no rent escalation terms associated with these equipment leases. On a number of the equipment leases, purchase options exist allowing the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination and exercised purchase option.

The Company has also in the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of September 30, 2014.

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

As of September 30, 2014 and 2013, there were outstanding stock options and warrants to acquire an aggregate of 3,891,063 and 8,671,964 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the nine months ended September 30, 2014 and 2013, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,404,213 and 3,572,096 shares, respectively. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended September 30, 2014 and 2013.

Intangible Assets

Non-Competition Agreements. The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and were being amortized over a five-year period. All non-competition agreements were fully amortized as of September 30, 2013. Amortization expense for the three and nine months ended September 30, 2013 totaled $0 and $30,000, respectively.

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2013, the Company performed the annual impairment test and determined that no impairment existed. For the three and nine month periods ended September 30, 2014 and 2013, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of September 30, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including long-lived assets and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date.  The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the nine months ended September 30, 2014. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award as described below, and is recognized as expense over the requisite service period, which is generally the vesting period of the equity grant.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  The Company reclassified $25,975 of site personnel costs from general and administrative expenses to cost of revenues on the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 to conform to 2014 presentation.

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

In August 2014, the FASB has issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. Other than the additional presentation and disclosure requirements, the adoption of this guidance is not expected to have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

Trucks and vehicles	$36,592,503	$27,240,551
Trucks in process	3,956,067	1,205,936
Other equipment	3,095,057	2,820,674
Buildings and improvements	2,587,226	2,364,353
Land	596,420	596,420
Disposal wells	367,330	367,330
Total property and equipment	47,194,603	34,595,264
Accumulated depreciation	(19,337,877)	(17,169,436)
Property and equipment - net	$27,856,726	$17,425,828

Depreciation expense on property and equipment for the three months ended September 30, 2014 and 2013 totaled $884,964 and $543,671, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $2,288,852 and $1,663,871, respectively.

Note 4 – Senior Revolving Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The commitment amount may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. Under the 2014 Credit Agreement, the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at September 30, 2014 was 2.654% for the $13,500,000 of LIBOR Rate Loans and 4.25% for the $263,001 of Domestic Rate Loans.

As of September 30, 2014 and December 31, 2013, the Company had an outstanding loan balance of $13,763,001 and $0, respectively. The outstanding loan balance matures in September 2019. As of September 30, 2014, approximately $12,300,000 was available under the revolving credit facility.

At September 30, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default for the period. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

Interest Rate Swap

On November 13, 2012 the Company entered into an Interest Rate Swap Agreement (“swap”) with PNC with a nominal value of $11,000,000 in order to hedge the cash flow requirements for the variable interest rate associated with the PNC Term Loan. The floating variable interest rate associated with the Senior Revolving Credit Facility of 4.25% plus LIBOR was swapped for a fixed rate of 4.25% plus 0.64% for the duration of the Term Loan.

At September 30, 2014, an updated valuation was performed resulting in a current liability of $7,272 and a long-term asset of $2,407 associated with the swap.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2014	2013

PNC Term Loan, original principal balance of $11,000,000 at issuance, amended to $12,428,576 in November 2013, payable in twenty-three fixed monthly principal installments of $172,620 beginning November 2013, with the remaining principal due November 2, 2015. Variable interest rate based of 4.25% plus 1 month LIBOR for Eurodollar Rate Loans and interest at PNC Base Rate plus 2.25% for Domestic Rate Loans, collateralized by equipment, inventory, and accounts of the Company and subject to financial covenants. This loan was paid off from proceeds from the Senior Revolving Credit Facility as described in Note 4 above.

	$-	$12,083,336

Real estate loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan. $100,000 of loan is guaranteed by the Company’s Chairman.	686,490	713,756

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	251,000	281,000

Mortgage payable to a bank, interest at 7.25%, due in monthly payments through February 2015 with a balloon payment of $111,875 on March 15, 2015, secured by land and guaranteed by the Company’s Chairman.	119,543	153,018

Mortgage payable to a bank, interest at 5.9%, payable monthly through January 2017 with a balloon payment of $88,118 on February 1, 2017, secured by land.	118,243	126,750

Note payable entered into with a lending institution to purchase field pickup trucks, interest at a fixed rate of 8.05%. Term of 60 months, due in monthly installments of $4,688 through September 2016, secured by equipment purchased with the note.	105,237	138,269

Notes payable to a vehicle finance company, interest at fixed rates from 4.89% to 7.8%, due in monthly installments through March 2016, secured by vehicles, guaranteed by one of the stockholders. Paid off in September 2014.	-	42,961

Note payable to a lending institution for purchase of equipment, interest at a fixed rate of 8.2%. Term of 60 months, due in monthly installments through January 2017, secured by equipment purchased with the note. Paid off in September 2014.	-	27,875

Notes payable to vehicle finance companies, interest rates from 4.74% to 4.99%, terms from 49 to 60 months, due in monthly installments through November 2018, secured by equipment purchased with the note. Paid off in September 2014.	-	195,224

Total	1,280,513	13,762,189
Less current portion	(469,786)	(2,562,141)
Long-term debt, net of current portion	$810,727	$11,200,048

Aggregate maturities of debt, excluding the Senior Revolving Credit Facility described in Note 4, are as follows:

Twelve Months Ending September 30,
2015	$469,786
2016	107,204
2017	134,209
2018	42,141
2019	43,772
Thereafter	483,401
Total	$1,280,513

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2014 and 2013 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 7 – Commitments and Contingencies

Operating Leases

As of September 30, 2014, the Company leases facilities and certain trucks and equipment under lease commitments that expire through August 2017. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2015	$768,382
2016	500,775
2017	220,995
2018	96,000
2019	96,000
Thereafter	128,000
Total	$1,810,152

Equipment Purchase Commitments

As of September 30, 2014, the Company had approximately $6.9 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of twelve hot oil trucks, thirteen frac heaters and two acid trucks included in the Company’s 2014 CAPEX program. The Company intends to finance the purchase and fabrication of this equipment through cash flow from operations and through the revolving credit facility.

Litigation

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Company and its wholly-owned subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that the Company and  Heat Waves, in offering and in selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services.

The Company and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves against the lawsuit. Heat Waves has offered on demand water heating services well before these patents were even filed.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company was aware that a company had been awarded a patent relating to the heating of frac water, but also reported that it did not believe at that time, and still does not believe, that Heat Waves operations infringed that patent. The Company is also aware that HOTF has been involved in litigation dating back to January 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. Further, the Company is aware of another claim filed by a third party against HOTF in August 2014 also seeking to, among other things, invalidate the ‘993 patent. Although the ‘993 Patent survived a prior, partial reexamination, the United States Patent and Trademark Office has agreed to reexamine the ‘993 Patent in its entirety. The timing for the reexamination and any decision resulting therefrom is uncertain, is subject to appeal, and may be a year or more in the future. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, Management believes that a finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the patents are found to be invalid, the litigation would become moot.

Note 8 – Warrants

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

On November 29, 2012, the Company entered into an investor relations agreement with an unaffiliated firm. Pursuant to this agreement and in lieu of cash fees, the Company issued the firm 125,000 shares of common stock at $0.40 per share and granted the firm a warrant to purchase 200,000 shares of common stock at $0.40 per share through June 1, 2016. The warrants vest based on performance criteria and may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. During the nine months ended September 30, 2013, the Company recognized an expense (through operating expense as general and administrative expense) of $60,047 attributable to these warrants.

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2014	2,657,714	$0.55	3.7	$3,359,170
Issued for Services	-	-
Exercised	(2,266,819)	0.54
Forfeited/Cancelled	-	-
Outstanding at September 30, 2014	390,895	$0.61	2.8	$1,185,766

Exercisable at September 30, 2014	390,895	$0.61	2.8	$1,185,766

During the nine months ended September 30, 2014, warrants to acquire 1,925,357 shares of common stock were exercised by way of cashless exercise whereby the warrant holders elected to receive 1,482,041 shares without payment of the exercise price and the remaining warrants for 443,316 shares were cancelled. In addition, warrants to acquire 341,462 shares were exercised for cash payments totaling $187,804. The warrants exercised had a total intrinsic value of $4,129,465 at the time of exercise. No warrants were issued during the nine months ended September 30, 2014.

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

Note 9 – Stockholder’s Equity

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may be granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2014, the number of shares of common stock available under the 2010 Plan was reset to 5,223,380 shares based upon 34,822,536 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of September 30, 2014, there were 3,350,168 options outstanding under the 2010 Plan.

The “2008 Plan” was established by Aspen Exploration in February 2008 and was retained by the Company after the Acquisition. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Plan. On July 27, 2010, the Company terminated the 2008 Plan, although such termination did not terminate or otherwise affect the contractual rights of persons who hold options to acquire common stock under the 2008 Plan. During the nine months ended September 30, 2013, 140,431 shares were terminated due to expiration on February 27, 2013. As of September 30, 2014, there were 150,000 options outstanding under the 2008 Plan.

A summary of the range of assumptions used to value stock options granted for the three and nine months ended September 31, 2014 and 2013 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Expected volatility	116%	129%	116% - 124%	129% -139%
Risk-free interest rate	0.93	0.62%	0.72% - 0.93%	.32% -.62%
Dividend yield	-	-	-	-
Expected term (in years)	2.5	2.5	3.0	2.5 – 3.5

During the nine months ended September 30, 2014, the Company granted options to acquire 432,500 shares of common stock with a weighted-average grant-date fair value of $1.67 per share. During the nine months ended September 30, 2014, options to acquire 28,333 shares of common stock were exercised by way of a cashless exercise whereby the option holder elected to receive 24,282 shares of common stock without payment of the exercise price and the remaining options for 4,051 shares were cancelled. The options had an intrinsic value of $75,837 at the time of exercise. In addition, options to acquire 244,999 shares of common stock were exercised for cash payments of $127,987. The options had an intrinsic value of $531,609 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	3,375,000	$0.70	2.62	$3,760,325
Granted	432,500	2.37
Exercised	(273,332)	0.51
Forfeited or Expired	(34,000)	2.32
Outstanding at September 30, 2014	3,500,168	$0.90	2.26	$5,878,016

Vested or Expected to Vest at September 30, 2014	3,500,168	$0.90	2.26	$5,878,016
Exercisable at September 30, 2014	3,001,664	$0.82	2.04	$5,275,903

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2014.

During the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $520,519 and $446,000, respectively in general and administrative expenses. During the three months ended September 30, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $372,239 and $117,224, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2013	666,668	$0.54
Granted	432,500	1.67
Vested	(566,664)	0.87
Forfeited	(34,000)	1.78
Non-vested at September 30, 2014	498,504	$1.05

As of September 30, 2014 there was $388,070 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.7 years.

Note 10 – Related Party Transactions

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

Note 11 – Subsequent Events

On October 31, 2014, the Company acquired a package of oilfield service assets consisting of equipment and real estate located near Tioga, North Dakota, for $3.7 million from a large, diversified North American energy company. The equipment portion of the acquisition closed on October 31, 2014 and included 12 hot oil trucks, a frac water heating unit and other miscellaneous equipment, tools and supplies. Closing on the real estate, which consists of a six-acre operating yard with a maintenance shop and office facility, is subject to an environmental Phase 1 review, title policy, and other conditions, and is expected to close in December 2014. In the interim, the Company is using the property under a lease agreement with very minimal monthly rent.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2014 and 2013, and our financial condition, liquidity and capital resources as of September 30, 2014, and December 31, 2013. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

BUSINESS OVERVIEW

Enservco Corporation provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates a fleet of more than 250 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Green River and Powder River Basins in Wyoming and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

RESULTS OF OPERATIONS

The following table shows selected financial data and operating results for the periods noted. Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
FINANCIAL RESULTS:
Revenues	$5,748,754	$4,803,503	$38,285,655	$31,318,304
Cost of Revenue	6,270,499	4,687,536	29,208,287	21,061,888
Gross Profit	(521,745)	115,967	9,077,368	10,256,416
Gross Margin	(9)%	2%	24%	33%

(Loss) Income From Operations	$(2,739,513)	$(1,287,351)	$3,219,076	$5,839,935
Net (Loss) Income	$(1,848,026)	$(919,420)	$1,486,910	$3,205,518
(Loss) Earnings per Common Share – Diluted	$(0.05)	$(0.03)	$0.04	$0.09
Diluted weighted average number of common shares outstanding	36,816,875	32,262,639	37,763,464	35,636,278

OTHER:
Adjusted EBITDA*	$(1,482,310)	$(626,456)	$6,028,447	$7,979,806
Adjusted EBITDA* Margin	(26)%	(13)%	16%	26%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Overview:

Historically, the third quarter is generally one of our lowest quarters in terms of revenues, profitability, and Adjusted EBITDA. Revenues are typically lower during the third quarter due to the limited demand for frac water heating services resulting in a larger portion of revenues being derived from less seasonal, recurring maintenance services such as hot oiling, acidizing and water hauling. Gross margins in the third quarter tend to be much lower due to a higher concentration of low margin water hauling and are generally more sensitive to revenue and cost fluctuations. In addition, profitability and adjusted EBITDA for the quarter are also impacted by incremental labor and equipment repair and maintenance costs as the Company prepares for the upcoming frac water heating season.

Revenues for the quarter ended September 30, 2014 increased $945,000 or 20% over the comparable quarter last year. Increased equipment utilization, continued geographic expansion, and additional hot oil and acidizing equipment contributed to a 81% and 36% increase in hot oil revenues and acidizing revenues, respectively over the comparable quarter last year. Despite the increase in revenues, the net loss for the quarter ended September 30, 2014 increased to $1.8 million as compared to $919,000 for the comparable quarter last year. Higher labor and material costs to prepare upcoming heating season, specifically the incremental labor costs to hire and train additional operators for the Company’s 18 additional mega heaters and remaining hot oil trucks which are being deployed in the fourth quarter, were the primarily reason for the increase in net loss over the comparable quarter last year. In addition, cost of revenues and general administrative costs have increased to support the Company’s fleet and geographic expansion over the last year and for the upcoming heating season.

Revenues for the nine months ended September 30, 2014 increased 22% to $38.3 million as compared to $31.3 million in the same period last year due to record revenues achieved during the first and third quarters of 2014. Additional frac water heating and hot oiling equipment, increased utilization of hot oiling equipment, and the impact of sharp increases in propane prices during the first quarter of this year all contributed to the nine month revenue increase. Gross margin through nine months ended September 30, 2014 was 24% of revenue, down from 33% over the comparable period last year. The decline was due to higher expansion-related costs in the third quarter as well as higher propane prices in the first quarter and unexpected downtime on a large frac water-heating project in the second quarter.

Revenue Details:

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements, we believe that setting forth revenue by service offering and revenue by geographic regions are important to understanding our business operations. The following tables set forth revenue by service offering and geographic region during the three and nine months ended September 30, 2014 and 2013:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
BY SERVICE OFFERING:
Well Enhancement Services (1)	$3,426,850	$2,334,692	$31,425,655	$24,522,534

Fluid Management (2)	2,218,284	2,422,106	6,481,032	6,570,914

Other (3)	103,620	46,705	378,968	224,856

Total Revenues	$5,748,754	$4,803,503	$38,285,655	$31,318,304

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue for the Company’s three geographic regions during the three and nine months ending September 30, 2014 and 2013:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
BY GEOGRAPHY:
Rocky Mountain Region (4)	$2,793,476	$1,768,065	$21,246,806	$16,728,013

Central USA Region(6)	2,775,166	2,727,108	9,525,005	9,064,260

Eastern USA Region (5)	180,112	308,330	7,513,844	5,526,031

Total Revenues	$5,748,754	$4,803,503	$38,285,655	$31,318,304

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal and frac tank rental.
(3)	Includes construction and roustabout services.
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

Revenues:

Service Offerings:

Well Enhancement Services: Well enhancement service revenues for the quarter ended September 30, 2014 increased $1,092,000 or 47% from the comparable quarter last year primarily due to a $1.2 million or 81% increase in hot oil service revenues. Additionally, acidizing revenues increased $198,000 or 36% despite some significant challenges during the quarter in obtaining hydrochloric acid due to national shortages. The increase in these revenues was primarily attributable to (i) eight additional hot oil trucks – four added at the end of 2013 and four added near the end of the second quarter of 2014, (ii) two additional acidizing trucks added at end of last quarter, (iii) increased utilization of existing equipment, and (iv) expansion into Rock Springs, Wyoming which is a market with high demand for hot oiling and acidizing services. These increases were partially mitigated by a $295,000 decline in frac water heating services over the same quarter last year.

For the nine months ended September 30, 2014, well enhancement service revenues increased $6.9 million or 28% over the comparable period last year. With the addition of new frac water heating and hot oiling equipment we were able to meet increased customer demand during the first and third quarters of 2014 in the Rocky Mountain and Eastern USA Regions and therefore offset a decline in frac water heating during the second quarter. In addition, during the first quarter of 2014, due to a sudden and sharp increase in propane prices resulting in a change in billing for propane in our Rocky Mountain region that resulted in propane revenues increasing approximately $2.4 million from the comparable period last year.

Fluid Management: Fluid management service revenues, which represent approximately 17% of our year to date consolidated revenues, declined $204,000 or 8% over the comparative quarter last year to $2.2 million for the quarter ended September 30, 2014. Fluid management service revenues for the nine months ended September 30, 2014 remained relatively flat at $6.5 million.

Geographic Areas:

For the quarter ended September 30, 2014, revenues in the Rocky Mountain Region, which primarily consist of well enhancement services, increased $1,025,000 or 58% primarily due to the increase in hot oil service revenue from the additional hot oil trucks and expansion of services into Rock Springs, Wyoming. For the nine months ended September 30, 2014, revenues in this region increased $4.5 million or 27% from the comparable period last year due to several factors including (i) increased frac heating revenues during the first quarter as a result of increased drilling and completion activity by several new and existing customers in the Niobrara Shale/DJ Basin and (ii) increased hot oiling and acidizing revenues due to the addition of new equipment and expansion of service into Rock Springs, WY. Propane revenues during the first quarter were also higher due to higher propane prices and shift to a “cost plus” billing method.

Revenues in the Eastern USA region for the third quarter, which is typically very low, decreased $128,000 or 42% from the comparable quarter last year primarily due to lower water hauling revenues in the Marcellus Shale field. This decline was offset by a small, but increasing amount of hot oil service as the Utica Shale oil play matures. Despite the decline in revenues during the slower second quarter and third quarter, revenues in the Eastern USA region increased $2.0 million or 36% for the nine months ended September 30, 2014 as compared to the same period last year primarily due to a strong first quarter resulting from continued expansion of our services into the Utica Shale market where exploration and production activity and demand for our services increased over the comparable period last year. During the first quarter of 2014, the Company added two new sizable customers in addition to experiencing revenue growth with its largest customer. Additionally, since propane costs are billed to customers, higher propane prices during the first quarter as compared to the prior year also contributed to the revenue increase during the nine months ended September 30, 2014.

For the quarter ended September 30, 2014, revenues in the Central USA region increased $48,000 or 2% from the comparable period last year primarily due to a slight increase in fluid management revenue. For the nine months ended September 30, 2014, revenues in the Central USA region increased $461,000 or 5% from the comparable period last year primarily due to increased frac water heating revenues generated from a customer in the Texas Panhandle during the first quarter.

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

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $33.7 million or 73% during the first and fourth quarters of 2013 compared to $12.7 million or 27% during the second and third quarters of 2013. In 2012, the Company earned revenues of $20.8 million or 66% during the first and fourth quarters of 2012, compared to $10.7 million or 34% during the second and third quarters of 2012. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Cost of Revenues:

Cost of revenues for the quarter ended September 30, 2014 increased $1.6 million or 34% from the comparable period last year primarily due to increased labor costs, higher fleet costs and expenses related to our fleet and geographic expansion. As the Company's fleet of trucks has expanded, employee headcount and expenses such as insurance and repairs and maintenance have increased correspondingly. As typical, labor costs during the most recent quarter were high due to company’s effort to hire and train additional frac water heating operators and hot oil truck operators for the upcoming heating season. The Company also incurred additional labor during the quarter to test and demonstrate its ability to heat with liquefied natural gas (“LNG”) and wellhead gas. As a result of the successful LNG and wellhead testing with customers, additional employees were hired to meet customer demands.

Cost of revenues for the nine months ended September 30, 2014 increased $8.1 million or 39% from the comparable period last year due to the same reasons as mentioned above, and were also impacted by significantly higher propane costs during the first quarter of 2014 as compared to the same period last year.

Gross Profit:

Gross profit for the quarter ended September 30, 2014 decreased to a negative 9% of revenues as compared to a gross profit equal to 2% of revenues for the comparative quarter last year. The decline in gross profit and shift to a negative percent of revenues was primarily due to the higher costs to prepare for the upcoming heating season described above.

Gross profit as a percentage of revenue declined to 24% for the nine months September 30, 2014 as compared to 33% for the comparable period last year. In addition to the factors mentioned above in the third quarter discussion, the largest impact on the gross profit percentage decline was due to the mathematical impact of higher propane costs experienced in the first quarter (see “Propane Impact Discussion” below). In addition, lower operating margins in our fluid management business over the last nine months has contributed to the overall decline in our gross profit percentage from the same period last year.

Propane Impact Discussion:

Prior to January 2014, many of our frac water heating customers in the DJ Basin were billed on a “per barrel of water heated” basis which included the price of propane. As result, our gross profit percentage was immediately impacted once propane prices started to rise in December 2013 and was further impacted as prices continued to rise significantly in January 2014. In late January and early February, the Company was able to renegotiate pricing for propane with customers in the DJ Basin to a cost plus basis which is similar to the billing method we use in our other regions. Under this method, propane is billed at cost plus a fixed dollar per gallon mark-up. This change in pricing eliminated the negative impact on gross profit and gross profit percentage due to increases in propane prices. Management estimates that the impact to gross profit from the increase in propane prices under the old per barrel billing prior to price renegotiations was approximately $500,000 for the nine months ended September 30, 2014.

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

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will continue to impact revenues, cost of revenues and gross profit percentages. Decreases in propane prices will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of lower margin propane revenue and cost of revenue becomes a lower percentage of total revenue. Conversely, increases in propane prices similar to what the Company experienced during the Company’s first quarter, will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenue and cost of revenue becomes a higher percentage of total revenue.

General and Administrative Expenses:

For the quarter ended September 30, 2014, general and administrative expenses increased approximately $473,000 or 55% as compared to the same period last year. Higher stock based compensation costs associated with an initial grant of options to an independent director contributed to a $255,000 increase in stock compensation expense over the comparable quarter last year. In addition, higher personnel costs to support the Company’s growth and higher professional fees related to the evaluation of acquisition opportunities were the other primary reasons for the increase.

For the nine months ended September 30, 2014, general and administrative expenses increased $847,000 or 31% as compared to the same period last year. In addition to the factors discussed in the quarterly analysis above, the Company experienced higher professional fees during the second quarter of 2014 related to the Company’s listing on the NYSE MKT national stock exchange. As a percentage of revenues, general and administrative expenses remained at 9% of revenues for both the nine months ended September 30, 2014 and 2013.

Depreciation and Amortization:

For the three and nine months ended September 30, 2014, depreciation and amortization expense increased $341,000 or 63%, and $595,000 or 35%, respectively, from the comparable periods last year due to new equipment placed into service.

Income Taxes:

For the three months ended September 30, 2014, the Company recognized an income tax benefit of $1.1 million on a pre-tax loss of $2.9 million as compared to $604,000 of income tax benefit on pre-tax income of $1.5 million for the comparable period last year. For the nine months ended September 30, 2014, the Company recognized an income tax expense of $1.1 million on pre-tax income of $2.5 million as compared to $2.2 million of income tax expense on pre-tax income of $5.4 million for the comparable period last year.

The effective tax rate on income from operations was approximately 39% for the three and nine months ended September 30, 2014. This effective tax rate, as compared to a generally expected federal corporate tax rate of 34%, is primarily due to state and local income tax.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2014	2013	2014	2013
EBITDA*
(Loss) Income	$(1,848,026)	$(919,420)	$1,486,910	$3,205,518
Add Back (Deduct)
Interest Expense	225,062	247,346	720,489	814,015
Provision for income taxes (benefit) expense	(1,094,774)	(603,835)	1,056,639	2,163,039
Depreciation and amortization	884,964	543,671	2,288,852	1,693,871
EBITDA*	(1,832,774)	(732,238)	5,552,890	7,876,443
Add Back (Deduct)
Stock-based compensation	372,239	117,224	520,519	446,000
Loss (Gain) on sale and disposal of equipment	(507)	(6,842)	(9,744)	(313,299)
Interest and other income	(21,268)	(4,600)	(35,218)	(29,338)
Adjusted EBITDA*	$(1,482,310)	$(626,456)	$6,028,447	$7,979,806

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net cash provided by operating activities	$45,360	$1,940,215	$11,257,097	$10,461,895
Net cash used in investing activities	(6,155,517)	(1,666,482)	(12,710,006)	(1,701,660)
Net cash provided by (used in) financing activities	2,335,889	(601,483)	1,433,154	(3.886.907)
Net Increase in Cash and Cash Equivalents	(3,774,268)	(327,750)	(19,755)	4,873,328

Cash and Cash Equivalents, Beginning of Period	5,622,703	5,734,705	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$1,848,435	$5,406,955	$1,848,435	$5,406,955

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2014 and December 31, 2013 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	September 30, 2014	December 31, 2013

Current Assets	$7,819,268	$15,129,379
Total Assets	36,696,762	33,422,248
Current Liabilities	4,309,891	6,955,618
Total Liabilities	21,314,070	20,577,132
Working Capital (Current Assets net of Current Liabilities)	3,509,377	8,173,761
Stockholders’ equity	15,382,692	12,845,116

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facility, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. The facility amended and restated the Company’s prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement") and allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company has the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The interest rate at September 30, 2014 was 2.654% for the $13,500,000 of LIBOR Rate Loans and 4.25% for the $263,001 of Domestic Rate Loans.

As of September 30, 2014, the Company had an outstanding loan balance of $13,763,001 and approximately $12,300,000 available under the revolving credit facility.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.15 to 1.0, measured as of the last day of each fiscal quarter, and must be determined based on trailing twelve month information.); and

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 2.75 to 1.0, measured as of the last day of each fiscal quarter, adjusted EBITDA must be determined based on trailing twelve month information).

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. At September 30, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default for the period. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

The Company used the facility to fund a portion of its $16 million 2014 capital expenditure program and consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The Company intends to use the facility to supplement future capital expenditures and to fund working capital needs.

Working Capital:

As of September 30, 2014 the Company had working capital of approximately $3.5 million, a decrease in working capital of approximately $4.7 million as compared to our 2013 fiscal year end. The decrease in working capital was primarily due to the utilization of cash and proceeds from collections of accounts receivable to fund $12.8 million of capital expenditures for the nine months ended September 30, 2014.

Cash flow from Operating Activities:

Cash flow from operating activities during the quarter ended September 30, 2014 was $45,000 as compared to $1.9 million during the comparable quarter last year. The decrease in cash flow from operations was largely due to the net loss of $1.8 million during the quarter ended September 30, 2014 as compared to net loss of $919,000 during the quarter ended September 30, 2013.

Cash flow from operating activities during the nine months ended September 30, 2014 was $11.3 million as compared to $10.5 million during the comparable period last year. The increase in cash flow from operations was largely due to collections of accounts receivable during the nine months ended September 30, 2014. The increase due to cash collections of accounts receivable was partially offset by the decrease in net income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Cash flow Used In Investing Activities:

Cash flow used in investing activities during the quarter ended September 30, 2014 was $6.2 million as compared to $1.7 million during the comparable quarter last year. The $4.5 million change in cash flows was solely attributable to an increase in the purchase and fabrication of new equipment during the quarter.

Cash flow used in investing activities during the nine months ended September 30, 2014 was $12.7 million as compared to $1.7 million during the comparable period last year. The $11 million change was the result of $12.7 million being used for purchases of equipment during the nine months ended September 30, 2014 whereas in 2013, $3.5 million was used for purchases of equipment which was offset by $1.8 million of cash proceeds from the sale of well-site construction equipment.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended September 30, 2014 was $2.3 million as compared to cash used in financing activities of $600,000 for the comparable quarter last year. During the quarter ended September 30, 2014, the Company used proceeds of $13.7 million from its senior revolving credit facility to pay off $11.3 million in term debt and to fund $2.4 million of capital expenditures. During the quarter ended September 30, 2013, the Company used $603,000 to make scheduled principal payments under its existing term debt.

Cash provided by financing activities for the nine months ended September 30, 2014 was $1.4 million as compared to cash used in financing activities of $3.9 million for the comparable period last year. The change was primarily due to the factors discussed above for the third quarter and the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs.

Outlook:

The Company plans to continue to expand its business operations by acquiring and fabricating additional equipment and increasing the volume and scope of services offered to our existing customers. During the second quarter of 2014, the Company announced a $16 million CAPEX program that will be used for the purchase and fabrication of sixteen hot oil trucks, four acidizing trucks, and eighteen frac water heaters. As of September 30, 2014, the Company has spent approximately $11 million of the 2014 CAPEX program and plans to spend the remaining $5 million during the next two quarters.

As discussed above, in September 2014 the Company closed on a five-year, $30 million revolving credit facility, which may be increased to $40 million. The Company intends to use the facility to fund approximately $7 million of its $16 million 2014 capital expenditure program. The remaining amount available under the facility will be used for future working capital needs or to supplement future capital expenditures.

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

Capital Commitments and Obligations:

The Company’s capital obligations as of September 30, 2014 consists primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its new five-year, $40 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

As of September 30, 2014, the Company had approximately $6.9 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of various hot oil trucks, frac heaters and acid trucks included in the Company’s various CAPEX programs. The Company intends to finance the purchase of this equipment through its cash flow from operations and through its new senior revolving credit facility.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and nine month periods ended September 30, 2014 and 2013 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of September 30, 2014. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2010 through 2013 remain open to examination in the taxing jurisdictions to which the Company is subject.

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award as described below, and is recognized as expense over the requisite service period, which is generally the vesting period of the equity grant.

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

Off Balance Sheet Arrangements

Other than the guarantees made by Enservco (as the parent Company) and by Mr. Michael Herman (Chairman) on various loan agreements and operating leases disclosed in Note 5 to the Condensed Consolidated Balance Sheet, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     LEGAL PROCEEDINGS

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Company and its subsidiary Heat Waves Hot Oil Service, LLC (“Heat Waves”) as defendants. The complaint alleges that the Company and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services.

The Company and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves against the lawsuit. Heat Waves has offered on demand water heating services well before these patents were even filed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that it was aware of one company that had been awarded a patent relating to the heating of frac water, but also reported that the Company did not believe at that time, and still does not believe, that its operations infringed that patent. The Company is also aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. Further, the Company is aware of another claim filed by a third party against HOTF in August 2014 also seeking to, among other things, invalidate the ‘993 patent. Although the ‘993 Patent survived a prior, partial reexamination, the United States Patent and Trademark Office has agreed to reexamine the ‘993 Patent in its entirety. The timing for the reexamination and any decision resulting therefrom is uncertain, is subject to appeal, and may be a year or more in the future. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, Management believes that a finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the patents are found to be invalid, the litigation would become moot.

Item 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed on March 20, 2014, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from August 9, 2014 through November 3, 2014, a number of holders of common stock purchase warrants exercised those warrants and received shares of common stock as a result of such exercise. The warrants had originally been issued to accredited investors and underwriters in connection with an equity financing that the Company completed in November 2012. In total, warrants to acquire 176,895 shares of common stock at exercise price of $0.55 per share were exercised. Warrants to acquire 36,000 shares were exercised on a cashless basis by an individual from the firm that underwrote the offering resulting in the issuance of 30,174 shares of common stock and warrants to acquire 140,895 shares were exercised by an accredited investor resulting in cash proceeds to the Company of $77,492.

The following sets forth the information required by Item 701 of SEC Regulation S-K.

(a)     Securities Sold: Common Stock, $0.005 par value, of Enservco. The date of the sales are outlined above.

(b)     Underwriters and Other Purchasers. One individual from the underwriting firm and one accredited investor exercised warrants to acquire 176,895 shares of common stock resulting in the issuance of 171,069 shares of common stock.

(c)     Consideration. Warrants to acquire 36,000 common shares were exercised on a cashless basis resulting in the issuance of 30,174 shares of common stock. Warrants to acquire 140,895 common shares were exercised resulting in cash proceeds to the Company of $77,492. In each case where the warrants are entitled to a cashless exercise, the Company has interpreted the term “fair market value” of the underlying shares to equal the ten day VWAP for the Company’s common stock, ending on the day before notice of exercise is received by the Company.

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

ENSERVCO CORPORATION

Date: November 14, 2014	By:	/s/ Rick D. Kasch
Rick D. Kasch, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Robert J. Devers
Robert J. Devers, Chief Financial Officer (Principal Financial Officer)