Form 10-K
period 2014-12-31
Enservco Corp
filed 2015-03-19
CIK 319458

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑    Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $45,405,810 based upon the closing sale price of the Registrant’s Common Stock of $2.58 as of June 30, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2015, there were 37,619,913 shares of the Enservco Corporation’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates a fleet of more than 250 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

Enservco was incorporated as Aspen Exploration Corporation under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties. During the first half of 2009, Aspen disposed of its oil and natural gas producing assets and as a result was no longer engaged in active business operations. On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010 (the “Merger Transaction”). On December 30, 2010, Aspen changed its name to “Enservco Corporation.” As such, throughout this report the terms the “Company” and/or “Enservco” are intended to refer to the Company on a post Merger Transaction basis and as a whole, with respect to both historical and forward looking contexts.

The Company’s executive (or corporate) offices are located at 501 South Cherry St., Ste. 320, Denver, CO 80246. Our telephone number is (303) 333-3678, and our facsimile number is (720) 974-3417. Our website is www.enservco.com.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this annual report on Form 10-K as well as some statements in press releases and some oral statements of the Company’s officers during presentations about the Company include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein and therein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and are not (and should not considered to be) guarantees of future performance. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
●

The volatility of domestic and international oil and natural gas prices and the resulting impact on production, and the effect that lower prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and financial performance;

●	The broad geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds to our costs of doing business;
●

The financial constraints imposed as a result of our indebtedness, including restrictions imposed on us under the terms of our credit facility agreement and our need to generate sufficient cash flows to repay our debt obligations;

●	Our history of losses and working capital deficits which, at times, were significant;
●	Adverse weather and environmental conditions;
●	Our reliance on a limited number of customers;
●	Our ability to retain key members of our senior management and key technical employees;
●	The potential impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Developments in the global economy;
●	Changes in tax laws;
●	The effects of competition;
●	The effect of seasonal factors;
●	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock; and
●	Our common stock’s limited trading history.

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

On May 29, 2013, three of the Company’s former subsidiaries not included in the above table (Trinidad Housing, LLC, Aspen Gold Mining Company, and Heat Waves, LLC) were dissolved. The charter of another subsidiary, Enservco Frac Services, LLC, was administratively dissolved by operation of law in 2013. None of these dissolved subsidiaries was engaged in active business operations prior to its dissolution or were material. As part of a corporate reorganization in May 2013, Dillco transferred its ownership in Heat Waves to Enservco through a tax free exchange.

Overview of Business Operations

As described above, the Company primarily conducts its business operations through its principal operating subsidiaries, Dillco and Heat Waves, which provide oil field services to the domestic onshore oil and natural gas industry. These services include pressure testing, hot oiling, acidizing, frac water heating, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Heat Waves and Dillco in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

●

Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, Pennsylvania which opened in the first quarter of 2011.

●

Rocky Mountain Region, including western Colorado and southern Wyoming (D-J Basin and Niobrara formations), and western North Dakota and eastern Montana (Bakken formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota, Rock Springs, Wyoming and Platteville, Colorado.

●

Central USA Region, including southwestern Kansas, Texas panhandle, northwestern Oklahoma, and northern New Mexico. The Central USA Region operations are deployed from operations centers in Garden City and Hugoton, Kansas.

Management believes that the Company is strategically positioned with its ability to provide its services to a large customer base in key oil and natural gas basins in the United States. Management is optimistic that as a result of the significant expenditures the Company has made in new equipment in combination with expanding into new basins and geographical locations, the Company will be able to further grow and develop its business operations, although our ability to do so is clearly subject to domestic and international conditions in the oil and gas industry which have been adversely impacted by the substantial decline in crude oil prices since July 2014.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and then expanding operations through additional capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding the Company’s geographical footprint as well as expanding the services it provides. These strategies are exemplified by the acquisitions of operating entities (described in the Operating Entities section below) and:

(1)	In 2012, 2013 and 2014, Dillco and Heat Waves spent approximately $3.8 million, $5.8 million, and $24.0 million, respectively, for the acquisition and fabrication of property and equipment; and

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

North Dakota
6
5
Wyoming
8
9
Pennsylvania
7
Colorado
2
1
Kansas
4
3
ENSERVCO Locations
Colorado
1. Denver
Headquarters
2. Platteville
D-J Basin &
Niobrara Shale
Kansas
3. Garden City
Mississippi Lime
North Texas
4. Hugoton
North Dakota
5. Killdeer
6. Tioga
Bakken Shale
Pennsylvania
7. Carmichaels
Marcellus Shale &
Utica Shale
Wyoming
8. Rock Springs
Jonah Field &
Powder River Basin
9. Casper
Powder River Basin

 The following is a more complete description of the services provided by The Company through its subsidiaries.

Well Enhancement Services.

Well enhancement services consist of frac water heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 178 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southwestern Kansas, northwestern Oklahoma, Texas panhandle, southern Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale), eastern Ohio (Utica Shale), and western North Dakota and eastern Montana (Bakken formation). Well enhancement services accounted for approximately 84% of the Company’s total revenues for its 2014 fiscal year on a consolidated basis as compared to 80% for the 2013 fiscal year.

Frac Water Heating - Fracturing services are intended to enhance the production from crude oil and natural gas wells where the natural flow has been restricted by underground formations through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a “proppant” (explained below), into a cased well at sufficient pressure to fracture (i.e. create conductive flowpaths) the producing formation. Sand, bauxite or synthetic proppants are suspended in the fracturing fluid slurry and are pumped into the well under great pressure to fracture the formation. To ensure these solutions are properly mixed (gel frac) or that plain water (used in slick water fracs) can flow freely, the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. Heat Waves currently owns and operates a fleet 53 frac heaters (or the equivalent of 81 burner boxes) designed to heat large amounts of water stored in reservoirs or frac tanks. During 2014, the Company added the equivalent of 41 burner boxes representing a 103% increase in ending units over last year. The majority of the increase in capacity came in the fourth quarter due to addition of 18 mega heaters (equivalent to 36 burner boxes) as part of the 2014 CAPEX program.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure and allowed time to react. The spent fluids are then flowed or swabbed out of the well, after which the well is put back into production. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas in the formation or through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. There are customers who provide their own solutions and hire Heat Waves to pump the solution. During 2014, the Company added three mobile acid transport and pumping trucks – two at the end of June and one at the end of December increasing our fleet to six as of December 31, 2014. The Company has one mobile acid transport in fabrication and expects delivery near the end of the first quarter of 2015.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing oil or natural gas well. These paraffin deposits build up over a period of time from normal production operations, although the rate at which these products build up depends on the chemical character of the crude oil and natural gas being produced. This is performed by circulating the hot oil down the casing and back up the tubing to remove the deposits from the well bore.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is done:

(1)	To eliminate water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and
(2)	Because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

As of December 31, 2014, Heat Waves owns and operates a fleet of 51 hot oil trucks. During 2014, the Company added 24 hot oil trucks - four trucks from our 2013 CAPEX program were added in June, eight trucks from our 2014 CAPEX program and twelve trucks were acquired as part of an asset purchase during the fourth quarter, increasing the ending number of hot oiling trucks by 89% from last year. The Company currently has eight hot oil trucks in fabrication and expects delivery near the end of the first quarter of 2015.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

Fluid Services.

Water Hauling – Water hauling accounted for approximately 15% of the Company’s revenues on a consolidated basis during 2014 as compared to 19% during our 2013 fiscal year. The Company currently owns or leases, and operates approximately 65 water hauling trucks and trailers equipped with pumps to move water from or into wells, tanks and other storage facilities in order to assist customers in managing their water-cost needs. Each truck has a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

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

Our trucks frequently transport fluids to be disposed of into these disposal wells. The Company’s disposal wells are located in southwestern Kansas and northwestern Oklahoma in areas in proximity to our customers’ producing wells in those areas. Most oil and natural gas wells produce varying amounts of water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted water disposal wells. All of the Company’s disposal wells are licensed by state authorities pursuant to guidelines and regulations imposed by the Environmental Protection Agency and the Safe Drinking Water Act and are completed in an environmentally sound manner in permeable formations below the fresh water table.

Frac Tank Rental – The Company also generates a small amount of revenues from the rental of frac tanks in the Hugoton Basin. The Company currently owns approximately 20 frac tanks, which can store up to 500 barrels of water and are used by oilfield operators to store fluids at the well site, including fresh water, salt water, and acid for frac jobs, flowback, temporary production and mud storage. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates and charges hourly rates for the transportation of the tanks to and from the well site.

Construction and Roustabout Services.

Well-site construction and roustabout services accounted for less than 1% of the Company’s revenues on a consolidated basis during 2014 and, similarly, accounted for an immaterial portion of the Company’s consolidated revenues during the 2013 fiscal year.

Ownership of Company Assets

As described above, the Company (through Heat Waves and Dillco) owns and uses a fleet of trucks, frac tanks, disposal wells and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by Dillco and Heat Waves are subject to a security interest to secure loans made to the Company and its wholly-owned subsidiaries.

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

The Company’s competition primarily consists of small regional or local contractors. The Company attempts to differentiate itself from its competition in large part through its superior equipment and the range and quality of services it has the capability to provide. The Company invests a significant amount of capital into purchasing, developing, and maintaining a fleet of trucks and other equipment that are critical to the services it provides. Further, the Company concentrates on providing services to a diverse group of large and small independent oil and natural gas companies in a number of geographical areas. We believe we have been successful using this business model and believe it will enable us to continue to grow our business.

Dependence on One or a Few Major Customers

The Company serves numerous major and independent oil and natural gas companies that are active in its core areas of operations.

During the fiscal year ended December 31, 2014, one of the Company’s customers accounted for approximately 18% of consolidated revenues. No other customer exceeded 10% of consolidated revenues. The Company’s top five customers in 2014 accounted for approximately 46% of its total revenues. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. We have a patent pending regarding certain of these used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded two patents related, in part, to the process they use for heating of frac water and has certain other patent applications pending. For a further discussion of this, see Item 3 – Litigation, below.

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

Some states and certain municipalities have regulated, or are considering regulating hydraulic fracturing (“fracking”) which, if accomplished, could impact certain of our operations. While the Company does not believe that existing regulations and contemplated actions to limit or prohibit fracking have impacted its activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact the Company’s business operations and revenues.

Employees

As of March 6, 2015, the Company employed approximately 236 full time employees. Of these employees, approximately 172 are employed by Heat Waves, approximately 50 by Dillco and 14 are employed by Enservco.

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

In addition, we maintain our corporate governance documents on our website, including:

●	a Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
●	our Insider Trading Policy,
●	our Audit Committee Charter,
●	our Trading Blackout Policy, and
●	our Related Party Transaction Policy.

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

Operations Related Risks

Our business depends on domestic spending by the crude oil and natural gas industry which has suffered significant negative price volatility since July 2014, volatility which may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Recent declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in significant declines in capital spending and drilling programs across the industry. As a result of this significant decline in oil and natural gas prices, many exploration and production companies have asked service providers to make pricing concessions. Over the last several months, the Company has offered temporary pricing concessions to a limited number of customers. Typically, these concessions have been made with the intent to maintain existing service volumes and/or develop additional business.

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore there have been significant political efforts to reduce or eliminate hydraulic fracturing operations in certain of the Company’s service areas. These activities may make oil and gas investment and production less attractive.

Industry conditions and specifically the market price for crude oil and natural gas production are influenced by numerous domestic and global factors over which the Company has no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, weather conditions, political instability in oil and natural gas producing countries, and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on commodity prices as well as exploration and production activity could adversely impact the level of drilling and activity by some of our customers. Where declining prices lead to reduced exploration and development activities in the Company’s market areas, the reduction in exploration and development activities also may have a negative long-term impact on the Company’s business.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

●	demand for crude oil and natural gas;
●	political pressures against crude oil and natural gas exploration and production;
●	cost of exploring for, producing, and delivering oil and natural gas;
●	expectations regarding future energy prices;
●	advancements in exploration and development technology;
●	adoption or repeal of laws regulating oil and gas production in the U.S.;
●	imposition or lifting of economic sanctions against foreign companies;
●	weather conditions;
●	rate of discovery of new oil and natural gas reserves;
●	tax policy regarding the oil and gas industry; and
●	development and use of alternative energy sources.

Ongoing volatility and uncertainty in the global economic environment has caused the oilfield services industry to experience volatility in terms of demand. While the Company is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. These cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for the Company’s services, the rates we can charge and our utilization. In addition, certain of the Company’s customers could become unable to pay their suppliers, including the Company. Any of these conditions or events could adversely affect our operating results.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Rick Kasch, Austin Peitz, Robert Devers or other key personnel, could disrupt our operations. Although we have entered into employment agreements with Messrs. Kasch, Peitz and Devers, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

The Company’s customers consist primarily of major and independent oil and natural gas companies. During both fiscal years 2014 and 2013, only one of the Company’s customers accounted for more than 10% of consolidated revenues, at approximately 18% and 17%, respectively,  of consolidated revenues; no other customer exceeded 10% of revenues.

The Company’s top five customers accounted for approximately 46% and 44% of its total annual revenues for 2014 and 2013, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

Demand for the majority of our services depends substantially on the level of expenditures by participants in the domestic (United States) oil and natural gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth in the United States and elsewhere, and the resulting impact on demand for oil and natural gas. The worldwide deterioration in the financial and credit markets, which began in the second half of 2008, resulted in diminished demand for oil and natural gas and significantly lower oil and natural gas prices during 2009 and at least the first half of 2010. This caused many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2009 and the first half of 2010, which consequently reduced their demand for our services, and exerted downward pressure on the prices that we charged for our services and products. The industry returned to higher activity levels in 2011 and remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and may remain depressed for the foreseeable future.

Furthermore, under an environment of increasing oil and natural gas prices it can lead to increasing costs of exploring for and producing oil and natural gas. Though the addition of frac stimulation into the domestic oil and gas industry has somewhat reduced the overall costs of producing oil and natural gas, the price of drill rigs, pipe, other equipment, fluids, and oil field services and the cost to companies like the Company of providing those services, has generally increased with significant increases in oil and natural gas prices. The resulting reduction in cash flows being experienced by our customers during the past months due to the decline in oil prices and the increase of the costs of exploring for and producing oil and natural gas as noted above could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. We have a patent pending regarding certain of these used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded two patents related, in part, to the process they use for heating of frac water and is currently seeking additional patents. The Patent Owner is currently in litigation with two different groups of energy companies that are seeking to invalidate the first patent and against Enservco and Heat Waves for allegedly infringing on its two patents. Enservco and Heat Waves have denied any infringement and are aggressively defending the litigation. (See Item 3 – Litigation, for more information about this matter.)

However, if Enservco and/or Heat Waves are found to be infringing, they could be liable for the payment of substantial damages or royalties or be subject to a temporary or permanent injunction prohibiting us from heating frac water in a manner we may have been using.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

■	Personal injury or loss of life,
■	Damage to or destruction of property, equipment and the environment, and
■	Suspension of operations by our customers.

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

While our growth strategy includes appropriate acquisitions, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

We anticipate that a component of our growth strategy may be to make geographically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected regional markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use of shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our stock.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While the Company intends to commit significant resources to ensure that it conducts comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful integrating these businesses. In particular, it is important that the Company be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

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

Anti-fracking initiatives could adversely impact our business.

Some states and certain municipalities have regulated, or are considering regulating hydraulic fracturing (“fracking”) which, if accomplished, could impact certain of our operations. While the Company does not believe that these regulations and contemplated actions to limit or prohibit fracking have impacted its activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact the Company’s business operations and revenues.

Debt Related Risks

Our indebtedness, which is currently collateralized by substantially all of our assets, could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2014, the Company owed approximately $29.8 million to banks and financial institutions under various collateralized debt facilities.

Our current and future indebtedness could have important consequences. For example, it could:

■	Impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes,

■	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness,

■	Limit our ability to pay dividends to our stockholders,

■

Make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions,

■	Put us at a competitive disadvantage to competitors that have less debt, or

■	Increase our vulnerability to interest rate increases to the extent that we incur variable rate indebtedness.

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

The Company’s agreements with PNC impose various obligations and financial covenants on the Company. The outstanding amount under the Amended and Restated Revolving Credit and Security Agreement, entered into with PNC in September 2014, is due in full in September 2019. The revolving credit agreement with PNC has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the related agreements with PNC impose various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, maximum leverage ratio, and limit the Company’s ability to incur additional debt or operating lease obligations. If the Company is unable to comply with its obligations and covenants under the loan agreements and it declares an event of default, all of its obligations to PNC could be immediately due.

Although the Company has obtained waivers of financial covenants or modifications to our credit agreements in the past when we have failed to meet specific provisions, there can be no assurance that we will be able to obtain these waivers or modifications in the future.

The variable rate indebtedness with PNC subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through PNC bear interest at variable rates, exposing the Company to interest rate risk. The Company entered into an Interest Rate Swap Agreement with a notional balance of $11 million in conjunction with the November 2012 Revolving Credit, Term Loan, and Security Agreement entered into with PNC. The Company elected to maintain this interest rate swap agreement with its new senior credit facility, effectively hedging approximately $7.7 million of our outstanding debt at approximately 3.3% through October 31, 2015. The Company has decided not to hedge against the interest rate risk associated with the remaining balance of the senior revolving credit facility (with a maximum available balance of $40 million). We may increase, decrease or terminate some or all of these hedging arrangements in the future. Depending on our overall hedging level, our debt service obligations could increase significantly in the event of large increases in interest rates.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2014, we had borrowed approximately $28.6 million under our senior revolving credit facility and have approximately $11.1 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the first half of 2015 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at a variable rate. Any increase in our interest rates could have an adverse impact on our financial condition, results of operations and growth prospects.

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

Because Mr. Herman directly and indirectly owns approximately 26.1% of the Company’s outstanding common stock, he has the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with Mr. Herman. For so long as Mr. Herman continues to own a significant percentage of the outstanding shares of the Company common stock, he will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

The Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation and bylaws, and indemnification agreements between the Company and certain individuals provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

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

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ●Shop ●Land – shop ●Housing ●Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND ●Shop ●Land	4,000 sq. ft. 6 acres
Garden City, KS ●Shop(1) ●Land – shop(1) ●Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Trinidad, CO (1) (2) ●Shop ●Land – shop	9,200 sq. ft. 5 acres
Hugoton, KS (Dillco) ●Shop/Office/Storage ●Land – shop/office/storage ●Office ●Land – office	9,367 sq. ft. 3.3 acres 1,728 sq. ft. 10 acres

(1) Property is collateral for mortgage debt obligation.

(2) Company is receiving $2,300 monthly under a short-term sublease agreement.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Platteville, CO ●Shop ●Land	3,200 sq. ft. 1.5 acres	$3,000	Month-to-month
La Salle, CO (3) ●Shop ●Land	6,000 sq. ft. 3.0 acres	$8,000	January 2021
Rock Springs, WY ●Shop ●Land	10,200 sq. ft. 3 acres	$6,500	August 2017
Casper, WY ●Shop ●Land	5,000 sq. ft. 1.0 acres	$4,500	May 2017
Tioga, ND ●Housing		$4,750	Month-to-month
Carmichaels, PA ●Shop ●Land	5,000 sq. ft. 12.1 acres	$9,000	April 2015
Perryton, TX ●Land		$1,000	Month-to-month
Denver, CO ●Corporate offices	3,497 sq. ft.	$6,120	December 2016

(3) Lease commenced on February 1, 2014

Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service, LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. The case is still in its early stages. Heat Waves has filed a motion to transfer the case to Colorado and Enservco has filed a motion to dismiss the case against it based on a lack of personal jurisdiction. A hearing on these motions is set for April 6, 2015.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves against the lawsuit. Heat Waves has offered on demand water heating services well before these patents were even filed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that it was aware of the HOTF ‘993 Patent relating, in part, to the heating of frac water, but also reported that the Company did not believe at that time, and still does not believe, that Heat Waves’ operations infringed any valid claim of that patent. The Company is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. Further, the Company is aware of another claim filed by a third party against HOTF in August 2014 also seeking to, among other things, invalidate the ‘993 Patent.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF has until April 11, 2015, to file a response with the USPTO, but can request an extension of the deadline if it shows good cause. The timing of HOTF’s response and any decision resulting therefrom is uncertain, is subject to appeal, and may be a year or more in the future. Further, HOTF has at least two additional pending patent applications that are based on the ‘993 Patent and ‘875 Patents that if granted could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are found to be invalid, the litigation would become moot.

Until such time as the validity of the Patents is finalized and the case is dismissed, the Company will be expending funds for its defense. To the extent that the Company and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and possibly an injunction preventing them from using any infringing technology. Either result could negatively impact the Company’s business and operations.

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

	2014		2013
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$2.68	$1.76	$1.27	$0.63
Second Quarter	3.10	1.88	1.35	0.90
Third Quarter	3.89	2.46	1.62	0.90
Fourth Quarter	3.89	1.36	1.83	1.22

The closing sales price of the Company’s common stock as reported on March 12, 2015, was $2.00 per share.

Holders

As of March 12, 2015, there were approximately 420 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2014 or 2013, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2013:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			Under Equity
	to be Issued Upon		Weighted-Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
	Outstanding Options,		Outstanding Options,	Reflected in Column
Plan Category	Warrants, and Rights		Warrants, and Rights	(a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders (1)	3,350,168		$0.92	2,144,264	(3)

Equity Compensation Plans Not Approved by Security Holders	400,001	(2)	0.55	-

Total	3,750,169		$0.88	2,144,264

(1)	Represents options granted pursuant to the Company’s 2010 Stock Incentive Plan.

(2)

Consists of: (i) options to acquire 150,000 shares of Company common stock granted pursuant to Aspen’s 2008 Equity Plan at $0.41 per share; (ii) warrants issued in 2011 to acquire 100,000 shares of Company common stock exercisable at $0.77 per share, (iii) warrants issued November 2012 to the principals of the Company’s existing investor relations firm to acquire 112,500 shares of Company common stock exercisable at $0.55 per share, and (iv) warrants issued November 2012 in conjunction with stock subscription agreements executed with equity investors to acquire 37,501 shares of Company common stock exercisable at $0.55 per share.

(3)

Calculated as 5,558,432 shares of common stock reserved per the 2010 Stock Incentive Plan (being 15% of 37,056,215 shares issued and outstanding at January 1, 2015 per the renewal clause noted within the plan) less 3,350,168 shares of common stock noted in Column (a) and 64,000 shares exercised under the plan.

Description of the 2008 Equity Plan:

On February 27, 2008 Aspen’s Board of Directors adopted the 2008 Equity Plan (the “2008 Plan”). One million shares of common stock were initially reserved for the grant of stock options or issuance of stock bonuses under the 2008 Plan. The 2008 Plan was not approved by Aspen’s stockholders and therefore none of the options granted under the 2008 Plan qualify as incentive stock options under Section 422 of the Internal Revenue Code. The 2008 Plan provided that an option may be exercised through the payment of cash or remittance of any combination of cash, common shares of the Company, or property, as defined by the 2008 Plan. The options may also be exercised in accordance with the 2008 Plan’s cashless exercise provision. On July 27, 2010, the 2008 Plan was terminated, although persons holding vested options under the 2008 Plan continued to hold those options in accordance with the terms of their contractual agreement(s). As of March 12, 2015 all of the options granted under the 2008 Plan have either been exercised or expired.

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

When the 2010 Plan was adopted, the aggregate number of shares of our common stock that could be issued was 3,500,000 shares of common stock. Beginning on January 1, 2012 and on January 1 of each subsequent year that the 2010 Plan is in effect, the aggregate number of Shares that may be issued under the 2010 Plan shall be automatically adjusted to equal 15% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year. As a result of the January 1, 2015 adjustment, the maximum number of shares that are subject to equity awards under the 2010 Plan was increased to 5,558,432. The maximum number of shares of restricted stock, restricted stock units and stock awards that may be granted under the 2010 Plan is 2,000,000 shares.

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

Other Compensation Arrangements:

On July 28, 2010, the Company entered into an agreement with an investor relations firm and as part of the compensation paid pursuant to that agreement granted each of the principals of the firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares). The warrants are exercisable at $0.49 per share for a four year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. A total of 42,500 and 182,500 of these warrants were exercised in 2014 and 2013, respectively and there are no remaining warrants outstanding at December 31, 2014.

On May 9, 2011, the Company entered into an agreement with a financial advisor and as part of the compensation paid pursuant to that agreement granted the advisor a warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $0.77 per share for a five year term. The warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of December 31, 2014, 100,000 of these warrants remain outstanding.

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. A total of 112,500 of these warrants were exercised in 2014 and 112,500 remain outstanding at December 31, 2014.

In connection with the Company’s private placement in November 2012, the Company granted warrants to purchase 449,456 shares of the Company’s common stock to numerous unaffiliated consultants, for services rendered for the finding and execution of multiple stock subscriptions agreements with several equity investors. These warrants are exercisable at $0.55 for a five year term and have the same terms and conditions as the warrants issued in the private placement. A total of 105,000 and 344,456 of these warrants were exercised in 2014 and 2013, respectively and there are no remaining warrants outstanding at December 31, 2014.

On November 29, 2012, the Company entered into an investor relations services agreement with an unaffiliated consulting firm. Pursuant to this services agreement, the Company issued the consulting firm 125,000 shares of common stock, at $0.40 per share, in lieu of cash fees. The Company also granted the consulting firm a warrant to purchase 200,000 shares of the Company’s common stock. The warrants became exercisable on May 31, 2013, based on certain conditions as set forth in the warrant agreement, at $0.40 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. A total of 200,000 of these warrants were exercised in 2014 and there are no remaining warrants outstanding at December 31, 2014.

Recent Sales of Unregistered Securities

During the period from November 3, 2014 through March 12, 2015, one holder of common stock warrants exercised those warrants and received shares of common stock as a result of such exercise.  The warrants had originally been issued to a financial advisor as part of an advisory agreement. In total, warrants to acquire 100,000 shares of common stock at an exercise price of $0.77 per share were exercised by the financial advisor resulting in cash proceeds of $77,000.

The following sets forth the information regarding the issuance required by Item 701 of SEC Regulation S-K.

(a)     Securities Sold:  Common Stock, $0.005 par value, of the Company. The dates of the sales are outlined above.

(b)     Underwriters and Other Purchasers.  The persons who exercised the warrants were all accredited investors as that term is defined in the federal securities laws. There were no underwriters involved in any of the exercise transactions, and the Company paid no commissions or other remuneration as a result of the exercise of the warrants.

(c)     Consideration.  Warrants to acquire 100,000 common shares were exercised resulting in cash proceeds to the Company of $77,000.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding the results of operations for the years ended December 31, 2014 and 2013, and our financial condition, liquidity and capital resources as of December 31, 2014 and 2013. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates a fleet of more than 250 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

The Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its assets and equipment provided it can do so on reasonable terms and conditions. The Company will most likely require additional debt or equity financing to fund the costs necessary to expand the services it offers. There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

RESULTS OF OPERATIONS

The following table shows selected financial data for the periods noted. Please see information following the table for management’s discussion of significant changes.

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013
FINANCIAL RESULTS:
Revenues	$18,278,289	$15,154,458	$56,563,944	$46,472,677
Cost of Revenue	12,049,312	11,175,528	41,257,600	31,869,312
Gross Profit	6,228,977	3,978,930	15,306,344	14,603,365
Gross Margin	34%	26%	27%	31%

Income From Operations	$3,729,331	$2,411,487	$6,948,399	$8,248,865
Net Income	$2,518,831	$1,098,277	$4,005,741	$4,301,237
Earnings per Common Share – Diluted	$0.07	$0.03	$0.10	$0.12
Diluted weighted average number of common shares outstanding	38,702,938	37,359,035	38,999,005	37,113,017

OTHER:
Adjusted EBITDA*	$5,267,873	$2,921,819	$11,476,118	$10,999,633
Adjusted EBITDA* Margin	29%	19%	20%	24%

(*)

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

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financial statements. The following tables set forth revenue from operations for the Company’s three service offerings during the quarter and fiscal years ended December 31, 2014 and 2013:

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013
BY SERVICE OFFERING:
Well Enhancement Services (1)	$16,086,194	$12,638,091	$47,511,850	$37,160,625

Fluid Management (2)	2,034,552	2,443,353	8,515,583	9,014,182

Other (3)	157,543	73,014	536,511	297,870

Total Revenues	$18,278,289	$15,154,458	$56,563,944	$46,472,677

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the quarter and fiscal years ended December 31, 2014 and 2013:

	For the Quarter Ended December 31,		For the Year Ended December 30,
	2014	2013	2014	2013
BY GEOGRAPHY:
Rocky Mountain Region (4)	$12,531,770	$9,331,292	$33,827,814	$26,059,306

Central USA Region(6)	3,204,662	2,932,146	12,680,429	11,996,320

Eastern USA Region (5)	2,541,857	2,891,020	10,055,701	8,417,051

Total Revenues	$18,278,289	$15,154,458	$56,563,944	$46,472,677

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal and frac tank rental.
(3)	Includes construction and roustabout services.
(4)

Includes the D-J Basin/Niobrara field (northern Colorado and southeastern Wyoming), the Powder River and Green River Basins (central Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves is the only Company subsidiary operating in this region.

(5)	Includes the Mississippi Lime and Hugoton Field in Kansas, Oklahoma, and Texas. Both Dillco and Heat Waves engage in business operations in this region.
(6)

Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

Revenues:

Revenues from operations increased $10.1 million or 22% to a record annual revenue of $56.6 million for the year ended December 31, 2014. The revenue growth for 2014 was primarily attributable to revenues from our well enhancement services, which increased $10.4 million or 28% from 2013 and overcame a 6% decline in revenues from fluid management services. As discussed below, the increase in well enhancement revenues during 2014 was partially offset by lower propane revenues and unseasonably warm weather during our 2014 fourth quarter.

Well Enhancement Services:

Well enhancement services increased $10.4 million or 28% to $47.5 million for the year ended December 31, 2014 primarily due to a 17% and 62% increase in frac water heating and hot oil services, respectively. Increased heating capacity due to the addition of new equipment combined with increased utilization of hot oil trucks were the primary reason for the increase over last year. The following table details the increase in heating capacity.

	Frac Water Heater Burner Boxes (1)		Hot Oil Trucks
	Q4 2014	FY2014	Q4 2014	FY 2014

Net Additions	30	41	19	24
Ending Units	81	81	51	51

Average Equivalent Units (2)	66.0	48.9	38.2	30.8
Average Equivalent Units – Last Year	36.5	35.2	26.0	26.0
Change from same period last year	29.5	13.7	12.2	4.8
Increase in Equivalent Heating Capacity (3)	81%	39%	47%	19%

Notes to tables:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represents the average number of trucks or burner boxes in service for each month during the period represented.
(3)	The increase in equivalent heating capacity represents the % change in equivalent units during the period over the equivalent units for the same period last year.

Revenues from frac water heating services increased $4.6 million or 17% to $31.3 million for the year ended December 31, 2014 primarily due to a 39% increase in equivalent heating capacity during 2014 as compared to last year. The majority of the increase came in the fourth quarter of 2014, when the Company placed into service 18 mega heaters (equivalent to 36 burner boxes) from the Company’s 2014 CAPEX program. The incremental revenues from the additional heating capacity was partially mitigated by lower revenues from a safety related halt in frac water heating services by a major customer in the second quarter and unseasonably warm weather in October and early November of 2014.

Propane revenues from frac water heating service fluctuated significantly during 2014 due to significant changes in propane prices, changes in billing methods, and customer utilization of our new bi-fuel capabilities. During the first quarter of 2014, a sharp increase in propane prices and a shift to cost plus billing for several customers in our Rocky Mountain region resulted in an approximately $2.4 million increase in propane revenues over the comparable first quarter of 2013. Conversely, during the fourth quarter of 2014, propane revenues dropped approximately $2.5 million over the comparable fourth quarter last year due to a 38% decrease in propane prices combined with a significant drop in propane usage as several customers took advantage of our new bi-fuel capabilities and provided natural gas or well gas to use as our fuel source thereby reducing the amount of propane used and billed to customers. Although, the introduction of bi-fuel capabilities have reduced our propane revenues and costs, it has helped to gain market share in several locations. These fluctuations in propane volumes and prices also impacted cost of goods sold and gross profit margins. See further discussion of these impacts in the gross profit and propane discussion below.

Hot oil revenues increased $5.2 million or 62% to $13.4 million in 2014 primarily due to an increase in equipment capacity and higher utilization over last year. During 2014, the Company added 24 hot oil trucks to its fleet increasing its annual equivalent heating capacity by 19% over last year. The majority of the increase came in the fourth quarter when the company placed into service 8 trucks from its 2014 CAPEX program and added another 12 trucks from an asset acquisition in North Dakota. These resulted in an increase in equivalent heating capacity of 81% for the fourth quarter of 2014. Hot oil equipment utilization increased 37% during 2014 as compared to 2013 primarily due to the expansion of the Company’s services in Wyoming and North Dakota.

Acidizing revenues increased $596,000 or 29% despite some significant challenges in obtaining hydrochloric acid during the second and third quarter due to national shortages. The addition of two new acid trucks and transports in late June was the primary reason for the overall increase in revenues.

Fluid Management:

Fluid management service revenues, which represent approximately 15% of our 2014 consolidated revenues, declined $499,000 or 6% during 2014 as compared to last year primarily due to a decline in water hauling revenues in the Hugoton Basin. With the growth and expansion of well enhancement services, we anticipate that fluid management services will continue to decline as a percentage of our consolidated revenues.

Geographic Areas:

For the year ended December 31, 2014, revenues in the Rocky Mountain Region increased $7.8 million or 30% from last year due to several factors including (i) increased frac water heating activity in the Niobrara Shale/DJ Basin; (ii) increased hot oiling and acidizing revenues related to expansion of service into Rock Springs, Wyoming and (iii) increased frac water heating and hot oiling revenues from our asset acquisition in Tioga, North Dakota.

Revenues in the Eastern USA region increased $1.6 million or 19% to $10.1 million for the year ended December 31, 2014 primarily due to higher frac water services in the Utica Shale field during the first quarter of 2014. The addition of two new customers during the first quarter combined with a significant increase in propane prices during the first quarter contributed to the increase. These increases were partially offset by lower propane prices in fourth quarter of 2014 as compared to the fourth quarter last year.

Revenues in the Central USA region increased $684,000 or 6% from last year primarily due to an increase in frac water heating and hot oil services related to our expansion of services in Texas and was partially mitigated by a slight decline in water hauling services in the Hugoton Basin.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season”, are significantly higher than revenues earned during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes among quarters as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $43.5 million or 77% of its 2014 revenues during the first and fourth quarters of 2014 compared to $13.1 million or 23% during the second and third quarters of 2014. In 2013, the Company earned revenues of $33.7 million or 73% of its 2013 revenues during the first and fourth quarters of 2013, compared to $12.8 million or 27% during the second and third quarters of 2013. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Cost of Revenues:

Cost of revenues for the year ended December 31, 2014 increased $9.4 million or 29% from the comparable period last year primarily due to increased labor costs, higher fleet costs and expenses related to our fleet and geographic expansion. As the Company's fleet of trucks has expanded, expenses such as labor, insurance and repairs and maintenance have increased correspondingly. Labor costs also increased significantly during the third quarter due to the incremental cost to hire and train a large number of additional frac water heating operators and hot oil truck operators for our fleet expansion and additional labor costs to test and demonstrate our ability to use natural gas and wellhead gas as a fuel source. In addition, we also spent approximately $650,000 during 2014 to expand our safety program. As described above, changes in propane prices and volumes during the first and fourth quarter of 2014 also impacted cost of revenues as compared to the same quarters last year.

Gross Profit:

Gross profit for the year ended December 31, 2014 increased $703,000 or 5% to $15.3 million dollars primarily due to strong well enhancement revenues during the Company’s first and fourth quarter of 2014 as compared to the same periods last year. Increased heating capacity during the Company’s fourth quarter resulted in a $2.3 million or 58% increase in gross profit over the same quarter in 2013. The fourth quarter increase in gross profits was tempered by unseasonably warm weather during October and November of 2014. Further, the annual gross profits were tempered by lower frac water heating revenues during the 2014 second quarter and higher labor costs during the third quarter of 2014 as compared to the same quarters last year.

Gross profit as a percentage of revenue declined to 27% for the year ended December 31, 2014 as compared to 31% for the comparable period last year. In addition to the factors mentioned above, the largest impact on the gross profit percentage decline was due to the mathematical impacts of higher propane costs experienced in the first quarter (see “Propane Impact Discussion” below). In addition, the continuing decline in revenues and the resultant lower operating margins in our fluid management business during 2014 has contributed to the overall decline in our gross profit percentage from last year.

Propane Impact Discussion:

Prior to January 2014, many of our frac water heating customers in the DJ Basin were billed on a “per barrel of water heated” basis which included the price of propane. As result, our gross profit percentage was immediately impacted once propane prices started to rise in December 2013 and was further impacted as prices continued to rise significantly in January 2014. In late January and early February, the Company was able to renegotiate pricing for propane with customers in the DJ Basin to a cost plus basis which is similar to the billing method we use in our other regions. Under this method, propane is billed at cost plus a fixed dollar per gallon mark-up. This change in pricing eliminated the negative impact on gross profit and gross profit percentage due to increases in propane prices. Management estimates that the negative impact to gross profits from higher propane prices under the old per barrel billing prior to price renegotiations was approximately $500,000 for the quarter ended March 31, 2014.

Conversely, propane revenues and costs declined in the Company’s most recent fourth quarter as compared to the fourth quarter of 2013. A 38% decline in propane prices and combined with a reduction in propane volumes related to customers utilizing our new bi-fuel capabilities whereby customers provide natural gas or well gas as their fuel source thereby reducing the amount of propane used and billed to customers. Although, the bi-fuel capabilities have reduced our propane revenues and costs, it has helped to gain market share in several locations.

Changes in propane prices impact our gross profit percentages for customers that use propane. Higher propane prices tend to reduce gross profit percentages on frac heating customers which bill propane on a cost plus basis. Typically, our mark-up on propane is a fixed dollar amount per gallon. Therefore, as propane prices increase, this fixed dollar mark-up becomes a smaller percentage of the billed propane costs resulting in a lower gross profit percentages. The increase in propane prices also causes propane revenues to become a larger portion of total revenues. As a result, the lower propane margins tend to dilute our overall gross profit percentage. We estimate that the higher propane prices and corresponding impact diluted our overall gross profit percentage in 2014 by approximately 1% of revenues.

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

General and Administrative Expenses:

For the year ended December 31, 2014, general and administrative expenses increased $317,000 or 8% from 2013. Higher personnel and office costs to support the Company’s growth combined with higher costs related to the Company’s listing on the NYSE MKT exchange were the primary reasons for the increase. Stock based compensation related to option grants also contributed to the increase. Bad debt expense, which is included in general and administrative expense, declined $153,000 partially mitigating some of the increases above.

As a percentage of revenues, general and administrative expenses decreased to 8% of revenues for the year ended December 31, 2014 as compared to 9% of revenues for the year ended December 31, 2013.

Patent Litigation and Defense Costs:

Patent litigation and defense costs increased in 2014 as compared to 2013 as a result of the Company’s defense of the HOTF litigation described in Item 3 – Litigation, and legal and professional fees related to the Company’s efforts to defend the positions taken therein. It can be expected that these legal fees will continue at this higher level as long as the litigation continues. Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted HOTF patents and intend to vigorously defend themselves against the lawsuit and challenge the validity of the underlying patents.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2014 increased $1.3 million, or 63% from 2013 primarily due to new equipment added over the last 18 months from the Company’s 2013 and 2014 CAPEX programs.

Income from operations:

For the year ended December 31, 2014, the Company recognized income from operations of approximately $6.9 million as compared to $8.2 million for the comparative period last year. As discussed above, strong top line revenue growth, particularly in our core well enhancement services, was offset by higher cost of revenues associated with our fleet and geographic expansion. During 2014, the Company incurred higher labor costs to train and hire additional operators, expand our safety program, and demonstrate our ability to use natural gas and wellhead gas with our new bi-fuel system. The Company also incurred additional personnel and facility costs to expand our operations in Wyoming, Texas and North Dakota. We believe these incremental costs will benefit our future expansion efforts in 2015 and beyond. Furthermore, unexpected frac water heating downtime in the second quarter and unseasonably warm weather in the fourth quarter also resulted in additional labor costs while we waited to resume services. Higher operating costs including a $1.3 million increase in depreciation and amortization costs associated with the Company’s fleet expansion also contributed to the lower income from operations.

Management believes that the decline in our results of operations, in particular the increase in general and administrative expenses and depreciation expense reflects the incremental costs incurred to expand our fleet and geographic footprint (as discussed throughout this report). We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding fleet and service areas, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the year ended December 31, 2014 decreased $283,000 or 26% from 2013 primarily due to reduction in effective interest rates related to 2014 PNC credit facility and capitalization of $139,000 of interest expense during 2014 related to the Company’s fabrication of equipment under the Company’s CAPEX programs.

Income Taxes:

For the year ended December 31, 2014, the Company recognized income tax expense of $2.4 million on pre-tax net income before taxes of approximately $6.4 million as compared to income tax expense of $3.1 million on pre-tax net income of $7.4 million in 2013. The effective tax rate on income from operations for 2014 was approximately 37%. This rate is higher than the federal statutory corporate tax rate of 34% primarily due to state and local income taxes. See Note 7 Income Taxes in the notes to the accompanying audited consolidated financial statements for further details.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2014	2013	2014	2013
EBITDA*
Net Income	$2,518,831	$1,098,277	$4,005,741	$4,301,237
Add Back
Interest Expense	70,670	259,861	791,159	1,073,875
Provision for income taxes expense	1,315,241	916,289	2,371,872	3,079,330
Depreciation and amortization	1,113,478	394,896	3,402,330	2,088,767
EBITDA*	5,018,220	2,669,323	10,571,102	10,543,209
Add Back (Deduct)
Stock-based compensation	42,385	26,357	562,903	472,356
Patent litigation and defense costs	382,679	89,079	562,486	189,645
Loss (Gain) on sale and disposal of equipment	(170,159)	144,105	(179,903)	(169,194)
Interest and other income	(5,252)	(7,045)	(40,470)	(36,383)
Adjusted EBITDA*	$5,267,873	$2,921,819	$11,476,118	$10,999,633

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

EBITDA is defined as net income (earnings) plus interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s operating performance (e.g., income taxes, gain on sale of investments, loss on disposal of assets, patent litigation and defense costs, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

Because not all companies use identical calculations, the Company’s presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, management believes that these measures can still be useful in evaluating the company’s performance against its peer companies because management believes the measures provide users with valuable insight into key components of GAAP financial disclosures.

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations increased $476,000 or 4% to $11.5 million for the year ended December 31, 2014 as compared to $11.0 million for 2013. This increase was primarily due to a $2.3 million or 80% increase in Adjusted EBITDA for the fourth quarter of 2014 as compared to fourth quarter last year. Increased well enhancement revenues and gross profits within our Rocky Mountain region were the primary reason for the fourth quarter increase in Adjusted EBITDA.

Despite the significant increase in Adjusted EBITDA during the fourth quarter of 2014, Adjusted EBITDA for the year ended December 31, 2014 was tempered due to several factors mentioned above including the unseasonably warm weather in October and November 2014 that delayed the start of the 2014-2015 frac water heating season, fluctuating propane prices during 2014 as compared to last year, and reduction in propane revenues due to impact of customers taking advantage of our bi-fuel capabilities. Management estimates the negative impact on Adjusted EBITDA for these items was approximately $1.6 million for the fourth quarter of 2014 and approximately $2.9 million for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2014 and 2013 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2014	2013

Net cash provided from operating activities	$6,225,338	$5,324,900
Net cash used in investing activities	(23,585,603)	(3,783,558)
Net cash provided by (used in) financing activities	16,446,133	(206,779)
Net (Decrease) Increase in Cash and Cash Equivalents	(914,132)	1,334,563

Cash and Cash Equivalents, Beginning of Period	1,868,190	533,627

Cash and Cash Equivalents, End of Period	$954,058	$1,868,190

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013

Current Assets	$19,475,754	$15,129,379
Total Assets (including assets of discontinued operations)	58,282,681	33,422,248
Current Liabilities	5,812,683	6,955,618
Total Liabilities	40,241,369	20,577,132
Working Capital (Current Assets net of Current Liabilities)	13,663,071	8,173,761
Stockholders’ equity	18,041,312	12,845,116

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2014, we had approximately $954,000 of cash and cash equivalents and approximately $11.1 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility (which was subsequently increased to $40 million in December 2014). The facility replaced the Company’s prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement") and allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company has the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The interest rate at December 31, 2014 ranged from 2.65% to 2.67% for the $27,400,000 of LIBOR Rate Loans and 4.25% for the $1,234,037 of Domestic Rate Loans.

As of December 31, 2014, the Company had an outstanding loan balance of $28.6 million and approximately $11.1 million available under the revolving credit facility.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.15 to 1.0, for the fiscal quarter ended December 31, 2014, and 1.25 to 1.00, for the quarter ended March 31, 2015 and each subsequent fiscal quarter thereafter, measured as of the last day of each fiscal quarter based on trailing twelve month information.); and

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.00 to 1.0 for the quarter ended December 31, 2014 and 2.75 to 1.0 for the quarter ended March 31, 2015 and each subsequent quarter, measured as of the last day of each fiscal quarter, adjusted EBITDA must be determined based on trailing twelve month information).

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. At December 31, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC waived this event of default for the period. As a result of the waiver, no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

The Company used the facility to fund a portion of its 2014 capital expenditures and consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The Company intends to use the facility to supplement future capital expenditures and to fund working capital needs.

Working Capital:

As of December 31, 2014 the Company had working capital of approximately $13.7 million, an increase in working capital of approximately $5.5 million as compared to our 2013 fiscal year end. This significant increase in working capital was attributable to the more than $6.2 million of cash flow from operations generated in 2014. Accounts receivable also increased $3.0 million or 26% from the comparable period last year due to higher monthly revenues during the fourth quarter of 2014.

Cash flow from Operating Activities:

Cash flow from operating activities for the year ended December 31, 2014 increased $900,000 or 17% from 2013 primarily due to increased cash flows related to higher revenues in 2014. This increase in cash flow from operations during 2014 was partially offset by approximately $4.7 million of net cash outflows for changes in working capital with a majority of this change related to increases in accounts receivable and income tax receivable.

Cash flow Used In Investing Activities:

Cash flow used in investing activities for the fiscal year 2014 was $23.6 million as compared to $3.8 million during the comparable period last year. The $19.8 million increase was primarily due to the large increase in capital expenditures to purchase and fabricate new equipment under the Company’s 2014 CAPEX program and to acquire $4 million of facilities and hot oil trucks in North Dakota. During 2013, the Company expended $5.8 million to purchase and fabricate equipment under its 2013 CAPEX program and was partially offset by $2.1 million of cash proceeds from the sale of well-site construction equipment.

Cash flow from Financing Activities:

Cash provided by financing activities for fiscal 2014 was $16.4 million as compared to cash used in financing activities of $207,000 for the comparable period last year. During 2014, the Company used proceeds of $28.6 million from its senior revolving credit facility to pay off $12.6 million in term debt and to fund $16.0 million of capital expenditures. During 2013, the Company used $3.0 million to make scheduled principal payments under its existing term debt which was offset by $1.6 million of net borrowings under the revolving credit facility and $1.2 million of cash proceeds from warrant exercises

Outlook:

The Company plans to continue to expand its business operations through organic growth such as geographic expansion, acquiring and fabricating additional equipment, and increasing the volume and scope of services offered to our existing customers. The Company will also look to expand its business operations through acquisitions. The Company will continue to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

As discussed above, in September 2014 the Company closed on a five-year, $30 million revolving credit facility, which was subsequently increased to $40 million in December 2014. As of December 31, 2014, the Company had $11.1 million available under the credit facility and plans to use the facility to fund working capital needs and to supplement future capital expenditures.

On April 16, 2014, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on April 30, 2014. The Form S-3 provides the Company with the flexibility to offer and sell from time to time, up to $50 million of the Company’s common stock in order to supplement our cash flows from operations and financing activities. The Company currently does not have any immediate plans to sell securities under the shelf registration statement, but plans to maintain the registration statement in the event there is a need to supplement its existing capital resources.

Capital Commitments and Obligations:

The Company’s capital obligations as of December 31, 2014 consists primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its new five-year, $40 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

As of December 31, 2014, the Company had approximately $1.9 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of eight hot oil trucks and an acid truck included in the Company’s 2014 CAPEX programs. The Company intends to finance the remaining purchase commitments of this equipment through cash flow from operations and through its senior revolving credit facility.

As of March 12, 2015, the Company has not established a 2015 CAPEX program.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Property and Equipment:

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2014 or 2013.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2011 through 2014 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2010 to 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item begins on page 51 of Part III of this report on Form 10-K and is incorporated into this part by reference.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2014 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with proper authorizations of management and our directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2014, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Information Statement for our 2015 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Information Statement”), is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our Information Statement is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.01	2008 Equity Plan. (3)
10.02	2010 Stock Incentive Plan. (2)
10.03	Employment Agreement between the Company and Rick Kasch. (2)(4)(5)(6)(11)(8)
10.04	Employment Agreement between the Company and Austin Peitz. (8)
10.05	Employment Agreement between the Company and Robert Devers. (8)
10.06	Form of Indemnification Agreement. (10)
10.08	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014 (7)
10.09	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015 (9)
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (11)
14.2	Related Party Transaction Policy. (11)
14.3	Audit Committee Charter. (11)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.2	Consent from EKS&H LLLP regarding Form S-8. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014, and filed on July 3, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(10)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 20, 2014.
(11)	Incorporated by reference from Exhibit 10.03 to the Company’s Form 10-K/A for the year ended December 31, 2012 and filed on October 8, 2013.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 29, 2013, and filed on May 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2015

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Rick D. Kasch
Principal Executive Officer

/s/ Robert J. Devers
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 19, 2015	Rick D. Kasch	/s/ Rick D. Kasch
Chief Executive Officer (principal executive officer), and Chairman of the Board

March 19, 2015	Robert J. Devers	/s/ Robert J. Devers
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

March 19, 2015	Steven P. Oppenheim	/s/ Steven P. Oppenheim
Director

March 19, 2015	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 19, 2015	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 19, 2015	William A. Jolly	/s/ William A. Jolly
Director

ENSERVCO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	52

Financial Statements as of December 31, 2014 and 2013:

Consolidated Balance Sheets	53

Consolidated Statements of Operations and Comprehensive (Loss) Income	54

Consolidated Statement of Stockholders’ Equity	55

Consolidated Statements of Cash Flows	56-57

Notes to Consolidated Financial Statements	58-77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enservco Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Enservco Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enservco Corporation and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 19, 2015

Denver, Colorado

ENSERVCO CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$954,058	$1,868,190
Accounts receivable, net	14,679,858	11,685,866
Prepaid expenses and other current assets	1,540,667	923,758
Inventories	390,081	315,004
Income tax receivable	1,776,035	-
Deferred tax assets	135,055	336,561
Total current assets	19,475,754	15,129,379

Property and equipment, net	37,789,004	17,425,828
Goodwill	301,087	301,087
Long-term portion of interest rate swap	-	18,616
Other assets	716,836	547,338

TOTAL ASSETS	$58,282,681	$33,422,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,462,268	$3,102,912
Income taxes payable	-	1,278,599
Current portion of long-term debt	340,520	2,562,141
Current portion of interest rate swap	9,895	11,966
Total current liabilities	5,812,683	6,955,618

Long-Term Liabilities
Senior revolving credit facility	28,634,037	-
Long-term debt, less current portion	801,968	11,200,048
Deferred income taxes, net	4,992,681	2,421,466
Total long-term liabilities	34,428,686	13,621,514
Total liabilities	40,241,369	20,577,132

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 common shares authorized, 37,159,815 and 34,926,136 shares issued, respectively; 103,600 shares of treasury stock; and 37,056,215 and 34,822,536 shares outstanding, respectively	185,282	174,113
Additional paid-in-capital	12,751,389	11,568,033
Accumulated earnings	5,104,641	1,098,900
Accumulated other comprehensive income	-	4,070
Total stockholders’ equity	18,041,312	12,845,116

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,282,681	$33,422,248

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Operations and Comprehensive (Loss) Income

	For the Years Ended
	December 31,
	2014	2013

Revenues	$56,563,944	$46,472,677

Cost of Revenue	41,257,600	31,869,312

Gross Profit	15,306,344	14,603,365

Operating Expenses
General and administrative expenses	4,393,129	4,076,088
Patent litigation and defense expenses	562,486	189,645
Depreciation and amortization	3,402,330	2,088,767
Total operating expenses	8,357,945	6,354,500

Income from Operations	6,948,399	8,248,865

Other Income (Expense)
Interest expense	(791,159)	(1,073,875)
Gain on sale and disposal of equipment	179,903	169,194
Other income	40,470	36,383
Total other expense	(570,786)	(868,298)

Income Before Tax Expense	6,377,613	7,380,567
Income Tax Expense	(2,371,872)	(3,079,330)

Net Income	$4,005,741	$4,301,237

Other Comprehensive (Loss) Income
Unrealized (loss) gain on interest rate swap, net of tax	(7,025)	8,875
Settlements – interest rate swap	19,368	27,331
Reclassification into earnings	(16,413)	(27,331)
Total other comprehensive (loss) income	(4,070)	8,875
Comprehensive income	$4,001,671	$4,310,112

Earnings per Common Share – Basic	$0.11	$0.13

Earnings (Loss) per Common Share – Diluted	$0.10	$0.12

Basic weighted average number of common shares outstanding	36,529,906	32,454,965
Add: Dilutive shares assuming exercise of options and warrants	2,469,099	4,658,052
Diluted weighted average number of common shares outstanding	38,999,005	37,113,017

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statement of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders ‘Equity

Balance at January 1, 2013	31,825,294	$159,127	$9,864,363	$(3,202,337)	$(4,805)	$6,816,348

Exercise of warrants	2,266,000	11,330	1,234,970	-	-	1,246,300
Cashless exercise of warrants	716,028	3,580	(3,580)	-	-	-
Cashless exercise of stock options	15,214	76	(76)	-	-	-
Stock-based compensation	-	-	472,356	-	-	472,356
Net income	-	-	-	4,301,237	-	4,301,237
Other comprehensive income	-	-	-	-	8,875	8,875

Balance at December 31, 2013	34,822,536	$174,113	$11,568,033	$1,098,900	$4,070	$12,845,116

Exercise of warrants	482,357	2,413	262,885	-	-	265,298
Exercise of stock options	244,999	1,225	126,762	-	-	127,987
Cashless exercise of warrants	1,482,041	7,410	(7,410)	-	-	-
Cashless exercise of stock options	24,282	121	(121)	-	-	-
Stock-based compensation	-	-	562,903	-	-	562,903
Tax benefits related to exercise of options and warrants	-	-	238,337	-	-	238,337
Net income	-	-	-	4,005,741	-	4,005,741
Other comprehensive income	-	-	-	-	(4,070)	(4,070)

Balance at December 31, 2014	37,056,215	$185,282	$12,751,389	$5,104,641	$-	$18,041,312

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES
Net income	$4,005,741	$4,301,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,402,330	2,088,767
Gain on disposal of equipment	(179,903)	(169,194)
Deferred income taxes	2,785,196	1,781,057
Stock-based compensation	562,903	472,356
Amortization of debt issuance costs	253,803	309,236
Bad debt expense	96,592	249,809
Changes in operating assets and liabilities
Accounts receivable	(3,090,584)	(4,144,333)
Inventories	(75,077)	(41,901)
Prepaid expense and other current assets	(417,084)	(121,738)
Income taxes receivable	(1,776,035)	-
Other non-current assets	(423,301)	(175,262)
Accounts payable and accrued expenses	2,359,356	(503,733)
Income taxes payable	(1,278,599)	1,278,599
Net cash provided by operating activities	6,225,338	5,324,900

INVESTING ACTIVITIES
Purchases of property and equipment	(23,955,603)	(5,837,126)
Proceeds from sale and disposal of equipment	370,000	2,053,568
Net cash used in investing activities	(23,585,603)	(3,783,558)

FINANCING ACTIVITIES
Net line of credit borrowings (repayments)	28,634,037	(2,151,052)
Proceeds from issuance of long-term debt	-	3,720,000
Repayment of long-term debt	(12,619,701)	(2,971,605)
Payment of debt issuance costs	(199,825)	(50,422)
Proceeds from exercise of warrants	265,298	1,246,300
Proceeds from exercise of stock options	127,987	-
Excess tax benefits from exercise of options and warrants	238,337	-
Net cash provided by (used in) financing activities	16,446,133	(206,779)

Net (Decrease) Increase in Cash and Cash Equivalents	(914,132)	1,334,563

Cash and Cash Equivalents, Beginning of Year	1,868,190	533,627

Cash and Cash Equivalents, End of Year	$954,058	$1,868,190

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Cash Flows (continued)

	For the Years Ended
	December 31,
	2014	2013

Supplemental cash flow information:
Cash paid for interest	$519,050	$764,667
Cash paid for taxes	$2,412,681	$19,672

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Equipment purchased through installment loans	$-	$206,523
Cashless exercise of stock options and warrants	$7,531	$3,656

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Trinidad Housing LLC, HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2014 and 2013 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

HE Services LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

On May 29, 2013, three of the Company’s former subsidiaries not included in the above table (Trinidad Housing, LLC, Aspen Gold Mining Company, and Heat Waves, LLC) were dissolved. The charter of another subsidiary, Enservco Frac Services, LLC, was forfeited by operation of law in 2013. None of these dissolved subsidiaries was engaged in active business operations prior to dissolution. As part of a corporate reorganization in May 2013, Dillco transferred its ownership in Heat Waves to Enservco through a tax free exchange.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)~~.~~ Inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2014 and December 31, 2013, the Company had an allowance for doubtful accounts of $100,000 and $245,000, respectively. For the years ended December 31, 2014 and 2013 the Company has recorded bad debt expense (net of recoveries) of $96,592 and $249,809, respectively.

Concentrations

As of December 31, 2014, three customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 12%, 12% and 10%, respectively. Revenues from these three customers represented 18%, 6% and 8% of total revenues, respectively, for the year ended December 31, 2014. No other customer exceeded 10% of total revenues for the year ended December 31, 2014.

As of December 31, 2013, two customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 13% and 12%, respectively. Revenues from these two customers represented 17% and 9% of total revenues, respectively, for the year ended December 31, 2013. No other customer exceeded 10% of total revenues for the year ended December 31, 2013

Inventories

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

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company enters into capital leases in order to acquire trucks and equipment. Each of these leases allow the Company to obtain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets and associated liabilities are classified as Property and Equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of December 31, 2014 and 2013.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2014 or 2013.

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

As of December 31, 2014 and 2013, there were outstanding stock options and warrants to acquire an aggregate of 3,750,169 and 6,032,714 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the year ended December 31, 2014 and 2013, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 2,469,099 and 4,658,052 shares, respectively.

Intangible Assets

Non-Competition Agreements

The non-competition agreements with the sellers of Heat Waves and Dillco have finite lives and are being amortized over the five-year contractual periods. All non-competition agreements were fully amortized as of December 31, 2013. Amortization expense for the years ended December 31, 2014 and 2013 totaled $0 and $30,000, respectively.

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment

The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that the intangible asset is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2014 and 2013, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

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

The Company assesses the retrospective and prospective effectiveness of its derivative instruments on a quarterly basis to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items. The Company also assesses on a quarterly basis whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop cash flow hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive loss until the hedged item affects earnings. As a result of the Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association in September 2014 (Note 4), effective October 2014 the Company is no longer using cash flow hedge accounting therefore changes in the fair value of the derivative instruments are reported in current earnings.

Income Taxes

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2011 through 2014 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2010 to 2014

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. During the year ended December 31, 2014, the Company did not change any of its valuation techniques. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Loan Fees and Other Deferred Costs

In the normal course of business, the Company often enters into loan agreements with its primary lending institutions. The majority of these lending agreements require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company defers these costs and amortizes them as interest expense over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred. See Note 4 for loan fees recorded in the current period.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed or determinable, services are provided and collection is reasonably assured.

Reclassifications

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company reclassified $25,975 of site personnel costs from general and administrative expenses to cost of revenues on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2013 to conform to 2014 presentation. The Company reclassified $189,645 of patent defense costs from general and administrative expenses to patent litigation and defense costs on the consolidated statement of operations and comprehensive income for the year ended December 31, 2013 to conform to 2014 presentation.

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

Accounting Pronouncements

Recently Adopted

In July 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” to provide guidance on the presentation of unrecognized tax benefits. This ASU requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations, or cash flows

Recently Issued

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations, or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance is not expected to impact the Company’s consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently evaluating the provisions of ASU 2014-09 and awaiting implementation guidance to determine the impact, if any, it may have on our consolidated financial position, results of operations and cash flows.

Note 3 - Property and Equipment

Property and equipment consists of the following at:

	December 31,
	2014	2013

Trucks and vehicles	$48,020,268	$27,240,551
Other equipment	3,135,916	2,820,674
Buildings and improvements	3,396,280	2,364,353
Trucks in process	2,366,758	1,205,936
Land	776,420	596,420
Disposal wells	367,330	367,330
Total property and equipment	58,062,972	34,595,264
Accumulated depreciation	(20,273,968)	(17,169,436)
Property and equipment – net	$37,789,004	$17,425,828

Depreciation expense on property and equipment for the year ended December 31, 2014 and 2013 totaled $3,402,330 and $2,058,767, respectively.

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The commitment amount may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. In December 2014, the Company exercised the option to increase the commitment amount to $40 million. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at December 31, 2014 ranged from 2.65% to 2.67% for the $27,400,000 of outstanding LIBOR Rate Loans and 4.25% for the $1,234,037 of outstanding Domestic Rate Loans.

As of December 31, 2014, the Company had an outstanding loan balance of $28,634,037. The outstanding loan balance matures in September 2019. As of December 31, 2014, approximately $11,100,000 was available under the revolving credit facility.

At December 31, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC has waived the effect of this event of default for the period. As a result of the waiver, no default was declared.

2012 PNC Credit Facility

On November 2, 2012, the Company entered into a Revolving Line of Credit, Term Loan and Security Agreement (the “2012 Credit Agreement”) with PNC Bank, National Association (“PNC”) which included a $5.0 million revolving line of credit and an $11.0 million term loan note.

As part of the 2012 Credit Agreement, the Company entered into a three year revolving credit note which provided for borrowings up to maximum of $5,000,000 based upon 85% of defined eligible accounts receivable. The revolving line of credit had a variable interest rate that was based, at the Company’s discretion, on a) LIBOR plus 3.25% or b) PNC bank rate plus 1.25%. The revolving line of credit was secured with inventory and accounts of the company and had a maturity date of November 2, 2015. The revolving line of credit also had a facility fee of .375% per annum, which is applied to any undrawn portion of the maximum revolving advance amount. The Company’s borrowing base availability as of December 31, 2014 was $0 due to the replacement by the 2014 Credit Agreement. As of December 31, 2014 and 2013, the outstanding balance on this revolving line of credit was $0.

On November 2, 2012, the Company entered into an $11,000,000 term note with PNC, payable in thirty five fixed monthly principal installments of $130,952 beginning in November 2012 with the remaining principal balance due November 2, 2015. The term loan had a variable interest rate that was based, at the Company’s discretion of LIBOR plus 4.25% for Eurodollar Rate Loans or PNC Base Rate plus 2.25% for Domestic Rate Loans. The term loan was collateralized by equipment, inventory, and accounts of the Company and subject to financial covenants. As discussed in Note 6, the Company entered into an interest rate swap to hedge the interest rate of the original term loan at an effective rate of 4.89% through the term of the loan.

In November 2013, the Borrowers and PNC entered into an amendment to the Credit Agreement increasing the then-current principal balance of the term loan by $3,000,000 to $12,428,576. The amended term loan was payable in twenty-three fixed monthly principal payments of $172,620 beginning November 30, 2013 with the remaining principal balance due on November 2, 2015. As of December 31, 2014, the principal balance of the term note was $0 due to the replacement by the 2014 Credit Agreement.

Debt Issuance Costs

In November 2012, the Company incurred $922,685 of debt issuance costs related to the 2012 Credit Agreement and these costs were being amortized to interest expense over the term of the credit facility using the effective interest method. An additional $50,422 of debt issuance costs was incurred in connection with the 2012 Credit Agreement loan amendment in November 2013.

In September 2014, the Company incurred an additional $199,825 of debt issuance costs related to the 2014 Credit Agreement. Due to the debt modification in September 2014 with the 2014 Credit Agreement the unamortized debt issuance costs associated with the 2012 Credit Agreement in the amount of $378,023 and additional debt issuance costs of $199,825 are amortized over the 60 month term of the 2014 Credit Agreement. As of December 31, 2014 and 2013, $115,670 and $324,012, respectively of unamortized debt issuance costs were included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet. The remaining long-term portion of debt issuance costs of $424,482 and $270,019 is included in Other Assets in the accompanying consolidated balance sheet for December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 and 2013, the Company amortized $253,803 and $309,236 of these costs to Interest Expense.

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

At December 31, 2014 and 2013, updated valuations were performed and the Company recorded current liabilities of $9,895 and $11,966 (classified as Accounts payable and accrued liabilities), and long-term assets of $0 and $18,616 (classified as Other Assets), respectively, associated with the swap.

As a result of the Amended and Restated Revolving Credit and Security Agreement with PNC Bank, National Association in September 2014, effective October 2014 the Company is no longer using cash flow hedge accounting therefore changes in the fair value of the derivative instruments are reported in current earnings.

Note 5 – Long-Term Debt

Long-term debt consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

PNC Term Loan, original principal balance of $11,000,000 at issuance, amended to $12,428,576 in November 2013, payable in twenty-three fixed monthly principal installments of $172,620 beginning November 2013, with the remaining principal due November 2, 2015. Variable interest rate based of 4.25% plus 1 month LIBOR for Eurodollar Rate Loans and interest at PNC Base Rate plus 2.25% for Domestic Rate Loans, collateralized by equipment, inventory, and accounts of the Company and subject to financial covenants. (See Note 4.)	$-	$12,083,336

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan. $100,000 of loan guaranteed by the Company’s former Chairman and Chief Executive Officer.	677,204	713,756

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	242,000	281,000

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	107,967	153,018

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	115,317	126,750

Note payable to vehicle finance companies, interest rates ranging from 4.74% to 8.2%. Paid in full during 2014.	-	404,329

Total	1,142,488	13,762,189
Total current portion	(340,520)	(2,562,141)
Long term debt, net of current portion	801,968	11,200,048

Aggregate maturities of debt, excluding the Senior Revolving Credit Facility described in Note 4, are as follows:

Year Ended December 31,
2015	$340,520
2016	104,258
2017	138,796
2018	42,542
2019	44,188
Thereafter	472,184
Total	$1,142,488

Note 6 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2014
Derivative Instrument
Interest rate swap, net liability*	$-	$9,895	$-	$-

December 31, 2013
Derivative Instrument
Interest rate swap, net asset*	$-	$6,650	$-	$6,650

*Note: The interest rate swap as of December 31, 2014 consists of long-term assets of $0 and current liabilities of $9,895 (classified as Current portion of interest rate swap). The interest rate swap as of December 31, 2013 consists of current liabilities of $11,966 (classified as Current portion of interest rate swap), and long-term assets of $18,616 (classified as Long-term portion of interest rate swap).

The Company’s derivative instrument (e.g. interest rate swap, or “swap”) is valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets. However, there are certain variables used which are observable and based on market data obtained from sources independent of the Company. As such, since these observable variables require more objectivity, the derivative instruments are classified within Level 2 of the fair value hierarchy and are included in other assets, non-current, and other liabilities, current. The fair value of derivative instruments reflected in the table above and on the Consolidated Balance Sheets has been adjusted for non-performance risk. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. Using prevailing interest rates on similar investments and foreign currency forward rates, the estimated fair value of the swap was $9,895 and $6,650 at the years ended December 31, 2014 and 2013, respectively. The fair value estimate of the swap does not reflect its actual trading value.

Note 7 – Income Taxes

The sources of income from operations before income taxes are as follows:

	December 31,
	2014	2013

United States	$6,377,613	$7,380,567
Income before income taxes	6,377,613	7,380,567

The income tax provision from operations consists of the following:

	December 31,
	2014	2013
Current
Federal	$(431,810)	$1,082,402
State	-	220,900
	(431,810)	1,303,302
Deferred
Federal	2,603,115	1,548,332
State	200,567	227,696
	2,803,682	1,776,028
Total Income Tax Provision	$2,371,872	$3,079,330

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 34% to income from operations before taxes to the provision for income taxes for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013

Computed income taxes at 34%	$2,168,389	$2,509,393

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	191,328	469,029
Change in tax rate	(97,350)	-
Stock-based compensation	79,841	74,943
Other	29,664	25,965

Provision for income taxes	$2,371,872	$3,079,330

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2014 and 2013, the Company does not have an unrecognized tax liability.

The components of deferred income taxes for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Current	Long-Term	Current	Long-Term
Deferred tax assets
Reserves and accruals	$135,055	$-	$336,561	$-
Amortization	-	173,700	-	222,117
Capital losses	-	3,661	-	(1,982)
Non-qualified stock option expense	-	400,009	-	514,659
Loss Carryforwards	-	71,710	-	26,700

Total deferred tax assets	135,055	649,080	336,561	761,494

Deferred tax liabilities
Depreciation	-	(5,641,761)	-	(3,182,960)

Total deferred tax liabilities	-	(5,641,761)	-	(3,182,960)

Net deferred tax assets (liabilities)	$135,055	$(4,992,681)	$336,561	$(2,421,466)

As of December 31, 2014 and 2013, the Company did not record any valuation allowances.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. Interest and penalties of $19,760 and $0 were recognized in the statement of operations for the fiscal year ended December 31, 2014 and 2013, respectively.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio and Pennsylvania. The Company’s United States federal income tax filings for tax years 2011 through 2014 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2010 to 2014.

Note 8 – Stockholders Equity

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

Conversion of Subordinated Debt

On November 2, 2012, pursuant to conditions within the PNC Revolving Credit, Term Loan, and Security Agreement, Mr. Michael D. Herman (the Company’s former Chairman and CEO) converted his $1,477,760 of outstanding subordinated debt into 4,222,000 shares of the Company’s common stock and warrants to purchase 2,111,000 additional shares of common stock on the same terms and conditions as those of the Private Placement transaction above. In November 2013, Mr. Herman exercised all of his warrants for cash proceeds of $1,161,050.

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

A summary of warrant activity for the years ended December 31, 2014 and 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2013	6,160,170	$0.55	4.7	$1,194,932
Issued	-	-
Exercised	(3,502,456)	0.55
Forfeited/cancelled	-	-
Outstanding at December 31, 2013	2,657,714	$0.55	3.7	$3,359,170
Issued	-	-
Exercised	(2,407,713)	0.54
Forfeited/Cancelled	-	-
Outstanding at December 31, 2014	250,001	$0.64	2.3	$242,901

Exercisable at December 31, 2014	250,001	$0.64	2.3	$242,901

During the year ended December 31, 2014, warrants to acquire 1,925,357 shares of common stock were exercised by way of cashless exercise whereby the warrant holders elected to receive 1,482,041 shares without payment of the exercise price and the remaining warrants for 443,316 shares were cancelled. In addition, warrants to acquire 482,356 shares were exercised for cash payments totaling $265,298. The warrants exercised had a total intrinsic value of $4,425,344 at the time of exercise.

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

Note 9 – Stock Options

On July 27, 2010 the Company’s board of directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may be granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2014, the 2010 plan was reset to 5,223,380 shares based upon 34,822,536 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of December 31, 2014, there were 3,350,168 options outstanding under the 2010 Plan.

The “2008 Equity Plan” was established by Aspen Exploration in February 2008 and was terminated by the Company on July 27, 2010, although such termination did not terminate or otherwise affect the contractual rights of persons who then held options to acquire common stock under the 2008 Equity Plan. An aggregate of 1,000,000 common shares were reserved for issuance under the 2008 Equity Plan. As of December 31, 2014, there were 150,000 options outstanding under the 2008 Plan, all of which have been subsequently exercised.

A summary of the range of assumptions used to value stock options granted for the years ended December, 2014 and 2013 are as follows:

For the Years Ended December 31,

	2014	2013

Expected volatility	114 - 124%	125% - 139%
Risk-free interest rate	0.72- 0.99%	0.32% - 0.66%
Dividend yield	-	-
Expected term (in years)	2.5- 3.5	2.5- 3.5

During the year ended December 31, 2014, the Company granted options to acquire 462,500 shares of common stock with a weighted-average grant-date fair value of $1.67 per share. During the year ended December 31, 2014, options to acquire 28,333 shares of common stock were exercised by way of a cashless exercise whereby the option holder elected to receive 24,282 shares of common stock without payment of the exercise price and the remaining options for 4,051 shares were cancelled. The options had an intrinsic value of $75,837 at the time of exercise. In addition, options to acquire 244,999 shares of common stock were exercised for cash payments of $127,987. The options had an intrinsic value of $531,609 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	3,075,431	$0.71	2.30	$106,051
Granted	658,000	1.10
Exercised	(38,332)	0.72
Forfeited or Expired	(320,099)	1.42

Outstanding at December 31, 2013	3,375,000	$0.70	2.60	$3,760,325
Granted	462,500	2.37
Exercised	(273,332)	0.51
Forfeited or Expired	(64,000)	2.27

Outstanding at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Vested or Expected to Vest at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Exercisable at December 31, 2014	3,001,664	$0.82	1.79	$2,540,289

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2014.

During the year ended December 31, 2014 and 2013, the Company recognized stock-based compensation costs for stock options of $562,903 and $472,356, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2013	810,000	$0.37
Granted	658,000	0.84
Vested	(638,330)	0.60
Forfeited	(163,002)	0.67
Non-vested at December 31, 2013	666,668	$0.54
Granted	462,500	1.67
Vested	(566,664)	0.87
Forfeited	(64,000)	1.74
Non-vested at December 31, 2014	498,504	$1.05

As of December 31, 2014 there was $344,976 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.40 years.

Note 10 – Commitments and Contingencies

Operating Leases

As of December 31, 2014, the Company leases facilities and certain trucks and equipment under lease commitments that expire through January 2021. All of these facility leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows:

Year Ended December 31,
2015	$664,257
2016	362,318
2017	151,000
2018	96,000
2019	96,000
Thereafter	104,000
Total	$1,473,575

Rent expense under operating leases for the year ended December 31, 2014 and 2013 was $1,113,581 and $994,940, respectively.

Equipment Purchase Commitments

As of December 31, 2014, the Company had approximately $1.9 million in outstanding purchase commitments that are necessary to complete the purchase and fabrication of eight hot oil trucks and one acid truck included in the Company’s 2014 CAPEX program. The Company intends to finance the purchase and fabrication of this equipment through cash flow from operations and through its revolving credit facility.

Litigation

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service, LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. The case is still in its early stages. Heat Waves has filed a motion to transfer the case to Colorado and Enservco has filed a motion to dismiss the case against it based on a lack of personal jurisdiction. A hearing on these motions is set for April 6, 2015.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves against the lawsuit. Heat Waves has offered on demand water heating services well before these patents were even filed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that it was aware of the HOTF ‘993 Patent relating, in part, to the heating of frac water, but also reported that the Company did not believe at that time, and still does not believe, that Heat Waves’ operations infringed any valid claim of that patent. The Company is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. Further, the Company is aware of another claim filed by a third party against HOTF in August 2014 also seeking to, among other things, invalidate the ‘993 Patent.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF has until April 11, 2015, to file a response with the USPTO, but can request an extension of the deadline if it shows good cause. The timing of HOTF’s response and any decision resulting therefrom is uncertain, is subject to appeal, and may be a year or more in the future. Further, HOTF has at least two additional pending patent applications that are based on the ‘993 Patent and ‘875 Patents that if granted could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are found to be invalid, the litigation would become moot.

Until such time as the validity of the Patents is finalized and the case is dismissed, the Company will be expending funds for its defense. To the extent that the Company and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and possibly an injunction preventing them from using any infringing technology. Either result could negatively impact the Company’s business and operations.  At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 11 – Related Party Transactions

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders.

Loan Guaranty:

On October 3, 2013, the Company refinanced its real estate loan for its facility in North Dakota as described in Note 5. Under the terms of the agreement, $100,000 of the loan is guaranteed by Mike Herman, the Company’s former Chairman and Chief Executive Officer, and the Company had agreed to pay Mr. Herman a fee for so long as he guaranteed Company indebtedness of $12,500 per month ($150,000 annually). The agreement with the lender provided that if the Company makes a principal payment equal to or greater than $100,000, the guaranty is released in full. The Company made that payment in March 2015 and is no longer obligated to pay Mr. Herman the guaranty fee.

Sale of Equipment:

On February 3, 2014, the Board of Directors approved the sale of two trucks and a trailer to an entity owned 50% by the Company’s former Chairman and Chief Executive Officer for $50,000. The equipment had not been in service for over two years and was not economically feasible to repair and return to service. The Company was holding this equipment primarily for salvage purposes. At the time of the sale, the equipment had a net book value of $38,000 which resulted in a gain of $12,000. The Company believes the price paid was at least equal to the fair market value of the units had they been sold through auction or in the open market.

Note 12 – Subsequent Events

In January 2015, the Company awarded each of its two new Board members 100,000 stock options under the Company’s 2010 Stock Incentive Plan for a total of 200,000 stock options. The stock options vest 50% upon the first anniversary as a Board member and 50% upon the second anniversary, and are exercisable until January 15, 2020 at a strike price of $1.79 per share (being the closing price on January 15, 2015, the date the options were granted).