Form 10-Q
period 2015-03-31
Enservco Corp
filed 2015-05-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 11, 2015
Common stock, $.005 par value	37,786,158

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$778,446	$954,058
Accounts receivable, net	15,206,723	14,679,858
Prepaid expenses and other current assets	1,155,024	1,540,667
Inventories	343,837	390,081
Income tax receivable	1,776,035	1,776,035
Deferred tax asset	135,055	135,055
Total current assets	19,395,120	19,475,754

Property and Equipment, net	38,818,449	37,789,004
Goodwill	301,087	301,087
Other Assets	687,944	716,836

TOTAL ASSETS	$59,202,600	$58,282,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,686,355	$5,472,163
Income taxes payable	56,205	-
Current portion of long-term debt	339,724	340,520
Total current liabilities	6,082,284	5,812,683

Long-Term Liabilities
Senior revolving credit facility	24,540,897	28,634,037
Long-term debt, less current portion	672,239	801,968
Deferred income taxes, net	6,654,363	4,992,681
Total long-term liabilities	31,867,499	34,428,686
Total liabilities	37,949,783	40,241,369

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 37,753,380 and 37,159,815 shares issued, respectively; 103,600 shares of treasury stock; and 37,649,780 and 37,056,215 shares outstanding, respectively	188,250	185,282
Additional paid-in-capital	13,068,046	12,751,389
Accumulated earnings	7,996,521	5,104,641
Total stockholders’ equity	21,252,817	18,041,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,202,600	$58,282,681

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$19,139,497	$25,242,045

Cost of Revenue	11,264,286	16,422,471

Gross Profit	7,875,211	8,819,574

Operating Expenses
General and administrative expenses	1,220,353	957,382
Patent litigation and defense costs	339,017	72,150
Depreciation and amortization	1,322,934	677,463
Total operating expenses	2,882,304	1,706,995

Income from Operations	4,992,907	7,112,579

Other Income (Expense)
Interest expense	(253,210)	(253,524)
Gain on disposals of equipment	-	14,365
Other income	6,900	6,900
Total Other Expense	(246,310)	(232,259)

Income Before Tax Expense	4,746,597	6,880,320
Income Tax Expense	(1,854,717)	(2,694,364)
Net Income	$2,891,880	$4,185,956

Other Comprehensive Income (Loss)
Unrealized loss on interest rate swaps, net of tax	-	(3,773)
Settlements – interest rate swap	-	6,599
Reclassified into earnings – interest rate swap	-	(6,599)
Total Other Comprehensive Loss	-	(3,773)

Comprehensive Income	$2,891,880	$4,182,183

Earnings per Common Share – Basic	$0.08	$0.12

Earnings per Common Share – Diluted	$0.07	$0.11

Basic weighted average number of common shares outstanding	37,350,668	35,734,091
Add: Dilutive shares assuming exercise of options and warrants	1,859,527	2,613,082
Diluted weighted average number of common shares outstanding	39,210,195	38,347,173

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$2,891,880	$4,185,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,322,934	677,463
Gain on disposal of equipment	-	(14,365)
Deferred income taxes	1,661,682	51
Stock-based compensation	91,060	76,344
Amortization of debt issuance costs	28,892	81,324
Bad debt expense	4,255	10,000
Changes in operating assets and liabilities
Accounts receivable	(531,120)	(6,139,062)
Inventories	46,244	(52,809)
Prepaid expense and other current assets	385,643	(369,896)
Other non-current assets	-	(14,001)
Accounts payable and accrued liabilities	214,192	64,511
Income taxes payable	56,205	1,484,314
Net cash provided by (used in) operating activities	6,171,867	(10,170)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,352,379)	(1,505,149)
Proceeds from sale and disposal of equipment	-	50,000
Net cash used in investing activities	(2,352,379)	(1,455,149)

FINANCING ACTIVITIES
Net line of credit (payments) borrowings	(4,093,140)	1,158,971
Repayment of long-term debt	(130,525)	(578,274)
Proceeds from exercise of warrants	77,100	89,630
Proceeds from exercise of options	14,634	41,250
Excess tax benefits from exercise of options and warrants	136,831	-
Net cash (used in) provided by financing activities	(3,995,100)	711,577

Net (Decrease) in Cash and Cash Equivalents	(175,612)	(753,742)

Cash and Cash Equivalents, Beginning of Period	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$778,446	$1,114,448

Supplemental cash flow information:
Cash paid for interest	$221,594	$212,928
Cash paid for taxes	$0	$1,210,000

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$2,968	$5,596

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC, LLC (collectively, the “Company”) as of December 31, 2014 and March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014.

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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2014. All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $100,000. For the three months ended March 31, 2015 and 2014, the Company recorded bad debt expense (net of recoveries) of $4,255 and $10,000, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three month periods ended March 31, 2015 and 2014.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments that extend the remaining useful life or expands the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company has also in the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allows the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of March 31, 2015.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed or determinable, services are provided, and collection is reasonably assured.

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

As of March 31, 2015 and 2014, there were outstanding stock options and warrants to acquire an aggregate of 3,250,302 and 4,532,895 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2015 and 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,859,527 and 2,613,082 shares, respectively.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2014, the Company performed the annual impairment test and determined that no impairment existed. For the three month periods ended March 31, 2015 and 2014, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as current or long-term assets based on the contractual terms of the loan agreements. All other costs not associated with the execution of the loan agreements are expensed as incurred.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not to be realized.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if, in the Company’s opinion, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of income. The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2015. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2011 through 2014 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2015. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, stock based compensation expense, income tax provision, and the valuation of deferred taxes. Actual results could differ from those estimates.

Reclassifications

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company reclassified $130,453 of site personnel costs from general and administrative expenses to cost of revenues on the consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2014 to conform to 2015 presentation. The Company reclassified $72,150 of patent defense costs from general and administrative expenses to patent litigation and defense costs on the consolidated statement of operations and comprehensive income for the three months ended March 31, 2014 to conform to 2015 presentation.

Accounting Pronouncements

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The simplification of the presentation of debt issuance costs is expected to have an immaterial impact on the Company’s total assets and debt.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014

Trucks and vehicles	$52,093,849	$48,020,268
Other equipment	3,135,916	3,135,916
Buildings and improvements	3,530,808	3,396,280
Trucks in process	415,670	2,366,758
Land	871,778	776,420
Disposal wells	367,330	367,330
Total property and equipment	60,415,351	58,062,972
Accumulated depreciation	(21,596,902)	(20,273,968)
Property and equipment - net	$38,818,449	$37,789,004

Depreciation expense on property and equipment for the three months ended March 31, 2015 and 2014 totaled $1,322,934 and $677,463, respectively.

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The commitment amount may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. In December 2014, the Company exercised the option to increase the commitment amount to $40 million. Under the 2014 Credit Agreement, there are no required principal payments until maturity in September 2019 and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at March 31, 2015 was 2.67% for the $23,000,000 of outstanding LIBOR Rate Loans and 4.25% for the $1,540,897 of outstanding Domestic Rate Loans.

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “Consent and Amendment”) with respect to the 2014 Credit Agreement. The Consent and Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank that eliminated a monthly fee of $12,500 paid to the guarantor of that indebtedness. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio.

As of March 31, 2015 and December 31, 2014, the Company had an outstanding loan balance of $24,540,897 and $28,634,037, respectively. The outstanding loan balance matures in September 2019. As of March 31, 2015, approximately $15,200,000 was available under the revolving credit facility.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$567,470	$677,204

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	236,000	242,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	112,330	115,317

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	96,163	107,967

Total	1,011,963	1,142,488
Less current portion	(339,724)	(340,520)
Long-term debt, net of current portion	$672,239	$801,968

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending March 31,
2016	$339,724
2017	190,751
2018	45,530
2019	47,291
2020	49,085
Thereafter	339,582
Total	$1,011,963

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2015 and 2014 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 7 – Commitments and Contingencies

Operating Leases

As of March 31, 2015, the Company leases facilities and certain trucks and equipment under lease commitments that expire through August 2017. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending March 31,
2016	$709,313
2017	382,918
2018	146,500
2019	96,000
2020	96,000
Thereafter	80,000
Total	$1,510,731

Equipment Purchase Commitments

As of March 31, 2015, the Company had approximately $180,000 in outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Litigation

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves filed a motion to transfer the case to Colorado and Enservco filed a motion to dismiss the case against it based on a lack of personal jurisdiction. On April 28, 2015, the Court in the Northern District of Texas found that it did not have personal jurisdiction over Enservco in Texas. The Court also granted Heat Wave’s motion and ordered that the case, which still includes Enservco as a co-defendant, be transferred to the District of Colorado. On May 8, 2015, the case was transferred to the U.S. District Court for the District of Colorado, where it is currently pending (“Colorado Case”). The Colorado Case, Civil Action No. 1:15-cv-009830-NYW, is still in its early stages. The same complaint from Texas has been entered in the Colorado Case. Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves in the Colorado Case. Heat Waves offered on demand water heating services to the industry well before these patents were even filed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that it was aware of the HOTF ‘993 Patent relating, in part, to the heating of frac water, but also reported that the Company did not believe at that time, and still does not believe, that Heat Waves’ operations infringed any valid claim of that patent. The Company is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. In January 2014, several of the energy companies filed a summary judgment motion to invalidate the ‘993 Patent. On March 31, 2015, the Court granted their summary judgment motion and found that the ‘993 Patent was invalid. Thereafter, the North Dakota Court entered a judgment on this issue in favor of these companies. In response, HOTF has filed an appeal with the United States Court of Appeals for the Federal Circuit contesting this judgment as well as earlier orders entered by the Court. Several of the energy companies have filed a motion to dismiss the appeal. No decision by the appellate court has been reached yet.

The Company is also aware of another lawsuit in Texas in which a third party claimed that the ‘993 Patent was invalid. In light of the appeal, HOTF and the other parties in that action jointly asked the Texas Court to stay the case pending resolution of the appeal. On April 20, 2015, the Court granted their request and stayed the case.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF filed a lengthy response with the USPTO on April 13, 2015 seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain, is subject to appeal by HOTF, and may be a year or more in the future. Further, HOTF has at least two additional pending patent applications that are based on the ‘993 Patent and ‘875 Patents that if granted could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are found to be invalid, the litigation would become moot.

As noted above, the Texas case against Enservco and Heat Waves has been transferred to the U.S. District Court for the District of Colorado. To the extent that Enservco and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact the Company’s business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 8 – Stockholders Equity

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

In November 2012, the Company granted each of the principals of an existing investor relations firm warrants to acquire 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s assistance in creating awareness for the Company’s Private Placement. The warrants are exercisable at $0.55 per share and expire 5 years from date of grant.

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

A summary of warrant activity for the three months ended March 31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2014	250,001	$0.64	2.29	$242,901
Issued for Services	-	-
Exercised	(100,000)	0.77
Forfeited/Cancelled	-
Outstanding at March 31, 2015	150,001	$0.55	2.67	$180,001

Exercisable at March 31, 2015	150,001	$0.55	2.67	$180,001

During the three months ended March 31, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise.

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

Note 9 – Stock Options

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2015 the number of shares of common stock available under the 2010 Plan was reset to 5,558,432 shares based upon 37,056,215 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of March 31, 2015, there were 3,100,301 options outstanding under the 2010 Plan.

A summary of the range of assumptions used to value stock options granted for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Expected volatility	109%	124%
Risk-free interest rate	.75%	.72%
Dividend yield	-	-
Expected term (in years)	3.28	3.50

During the three months ended March 31, 2015, the Company granted options to acquire 230,000 shares of common stock with a weighted-average grant-date fair value of $1.22 per share. During the three months ended March 31, 2015, options to acquire 600,000 shares of common stock were exercised by way of a cashless exercise whereby the option holders elected to receive 463,698 shares of common stock without payment of the exercise price and the remaining options for 136,302 shares were cancelled. The options had an intrinsic value of $970,125 at the time of exercise. In addition, options to acquire 29,867 shares of common stock were exercised for cash payments of $14,634. The options had an intrinsic value of $40,951 at the time of exercise.

During the three months ended March 31, 2014, the Company granted options to acquire 232,500 shares of common stock with a weighted-average grant-date fair value of $1.71 per share. During the three months ended March 31, 2014, options to acquire 100,000 shares of common stock were exercised for cash payments of $41,250. The options had an intrinsic value of $134,750 at the time of exercise.

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Granted	230,000	1.77
Exercised	(629,867)	0.47
Forfeited or Expired	-	-
Outstanding at March 31, 2015	3,100,301	$1.05	2.31	$2,418,169

Vested or Expected to Vest at March 31, 2015	3,100,301	$1.05	2.31	$2,418,169
Exercisable at March 31, 2015	2,466,296	$0.94	1.95	$2,167,513

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation costs for stock options of $91,060 and $76,344, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	498,504	$1.05
Granted	230,000	1.22
Vested	(94,499)	1.24
Forfeited	-	-
Non-vested at March 31, 2015	634,005	$1.08

As of March 31, 2015 there was $534,204 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.4 years.

Note 10 – Related Party Transactions

Loan Guaranty:

On October 3, 2013, the Company refinanced its real estate loan for its facility in North Dakota as described in Note 5. Under the terms of the agreement, $100,000 of the loan was guaranteed by Mike Herman, the Company’s former Chairman and Chief Executive Officer, and the Company had agreed to pay Mr. Herman a fee for so long as he guaranteed Company indebtedness of $12,500 per month ($150,000 annually). The agreement with the lender provided that if the Company made a principal payment equal to or greater than $100,000, the guaranty would be released in full. The Company made that payment in March 2015 and is no longer obligated to pay Mr. Herman the guaranty fee.

Sale of Equipment:

On February 3, 2014, the Board of Directors approved the sale of two trucks and a trailer to an entity owned 50% by the Company’s former Chairman for $50,000. The equipment had not been in service for over two years and was not economically feasible to repair and return to service. The Company was holding this equipment primarily for salvage purposes. At the time of the sale, the equipment had a net book value of $38,000 which resulted in a gain of $12,000. The Company believes the price paid was at least equal to the fair market value of the units had they been sold through auction or in the open market.

Note 11 – Subsequent Events

In April 2015, the Board of Directors granted stock options to acquire 878,000 shares of common stock to management and key employees. The stock options are exercisable until April 2020 at a strike price of $1.74 per share (being the closing price on April 8, 2015, the date the options were granted) and vest one-third each January beginning January 2016 and are fully vested in January 2018.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three month periods ended March 31, 2015 and 2014, and our financial condition, liquidity and capital resources as of March 31, 2015, and December 31, 2014. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

●	our history of losses and working capital deficits which, at times, were significant;
●	adverse weather and environmental conditions;
●	reliance on a limited number of customers;
●	our ability to retain key members of our senior management and key technical employees;
●	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy;
●	changes in tax laws;
●	the effects of competition;
●	the effect of seasonal factors;
●	the risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto;
●	further sales or issuances of our common stock and the price and volume volatility of our common stock; and
●	our common stock’s limited trading history.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

BUSINESS OVERVIEW

Enservco Corporation, through its wholly-owned subsidiaries, provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company, through its wholly-owned subsidiaries, owns and operates a fleet of more than 250 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas, and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

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

	For the Three Months Ended March 31,
	2015	2014
FINANCIAL RESULTS:
Revenues	$19,139,797	$25,242,045
Cost of Revenue	11,264,286	16,422,471
Gross Profit	7,875,211	8,819,574
Gross Margin	41%	35%

Income From Operations	4,992,907	7,112,579
Net Income	$2,891,880	$4,185,956
Earnings per Common Share – Diluted	$0.07	$0.11
Diluted weighted average number of common shares outstanding	39,210,195	38,347,173

OTHER:
Adjusted EBITDA*	$6,745,918	$7,938,536
Adjusted EBITDA* Margin	35%	31%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

During the quarter ended March 31, 2015, our revenues and cost of revenues were significantly impacted by lower propane revenues and costs. A significant decline in propane prices and lower volumes due to customers converting to alternative fuel sources through use of our new bi-fuel system resulted in almost a $6 million decline in both revenues and cost of revenues from the comparative period last year. Since our propane sales for the comparative period last year were at a low margin, the drop in propane revenues was largely offset by the corresponding drop in costs.

Excluding the impact of propane, revenues for the first quarter were basically flat as compared to the same quarter last year. Abnormally warm weather in the DJ Basin and lower drilling and completion activity due to low crude oil prices mitigated revenue growth that we expected to achieve from our recent fleet expansion. Despite these challenges, the Company was able to pick up additional market share in several markets.

Gross profits declined from the comparable quarter last year due to higher operating costs related to our recent fleet and geographic expansion combined with lower utilization of equipment due to warm weather and a decline in activity due to lower crude oil prices. Cost reduction efforts implemented during the quarter partially offset this decline.

The decline in net income from $0.11 per diluted share to $0.07 per diluted share for the quarter was due to a combination of lower gross profit due to the factors mentioned above, higher depreciation expense from our fleet expansion, and an increase in patent litigation and defense costs.

As a result of the challenges mentioned above, adjusted EBITDA was $6.7 million or 35% of revenues for the quarter ended March 31, 2015 as compared to $7.9 million or 31% for the same period last year.

Industry Overview

Recent declines in crude oil prices have resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions, and reducing or delaying certain maintenance related work to save costs. Although the Company has been able to partially mitigate the impact of these decisions by increasing market share and deploying resources to more active basins, our revenue growth and operating margins have been moderately impacted by pricing concessions and postponement of hot oiling and acidizing maintenance work.

The impact of pricing pressure from our customers during the first quarter was primarily felt in our hot oiling operations where we offered up to a 10% discount to customers in several markets in order to retain and increase our market share. These price concessions are tied to the price of oil and amounted to less than 5% of overall hot oil revenues. In addition, we are experiencing some customers who are delaying their routine hot oiling and acidizing maintenance work, although as happened in the last down cycle, we anticipate a rebound in this work as it eventually needs to be done to maintain production and protect the efficiency of the well.

Revenue Details

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenues by service offering and geographic region during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
BY SERVICE OFFERING:
Well Enhancement Services (1)	$17,169,340	$23,073,131

Fluid Management (2)	1,880,027	2,038,760

Well Site Construction and Roustabout Services(3)	90,130	130,154

Total Revenues	$19,139,497	$25,242,045

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following table sets forth revenues for the Company’s three geographic regions during the three months ending March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
BY GEOGRAPHY:
Rocky Mountain Region (4)	$11,839,591	$14,234,958

Eastern USA Region (5)	4,428,569	6,943,041

Central USA Region (6)	2,871,337	4,064,046

Total Revenues	$19,139,497	$25,242,045

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal and frac tank rental.
(3)	Includes construction and roustabout services.
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

Revenues:

Revenues for the quarter ended March 31, 2015 declined $6.1 million or 24% to $19.1 million as compared to the same quarter last year. The decrease is primarily due to a $5.9 million decline in propane revenues related to frac water heating and hot oil services. The decline in propane revenues is due to a 44% decline in propane prices from the comparable quarter last year combined with lower propane volumes as customers took advantage of our new bi-fuel capabilities and utilized natural gas or wellhead gas instead of propane. As discussed under “Cost of Revenues” below, this decline in propane revenues was largely offset by a $5.7 million decline in propane costs.

Well Enhancement Services

Well enhancement services decreased $5.9 million, or 26%, for the quarter ended March 31, 2015 primarily due to the $5.9 million decrease in propane revenues mentioned above (which was offset by a $5.7 million decline in propane costs). Other than the decrease in propane revenues, well enhancement revenues were basically flat with last year despite a significant increase in our heating capacity as described in the following table. Revenue growth attributable to new equipment was limited due to unseasonably warm weather in the DJ Basin of Colorado during the first quarter of 2015 and to a lesser extent scaled back drilling and completion activity across the industry due to falling crude oil prices.

The following table details the change in heating capacity for the quarter ended March 31, 2015:

	Frac Water Heater Burner Boxes (1)	Hot Oil Trucks

Net additions during the quarter	-	7.0
Units at end of quarter	81.0	58.0

Average Equivalent Units (2)	81.0	45.2
Average Equivalent Units – Last Year	42.5	27.0
Change from same period last year	38.5	18.2
Increase in Equivalent Heating Capacity (3)	91%	67%

Notes to table:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represent the average number of trucks or burner boxes in service for each month during the period represented.
(3)	The increase in equivalent heating capacity represents the percentage change in equivalent units during the period over the equivalent units for the same period last year.

Revenues from frac water heating services decreased $5.6 million, or 31%, to $12.7 million for the quarter ended March 31, 2015 primarily due to a $5.5 million decrease in propane revenues. Propane revenues, which are currently billed to our customers on a cost plus basis, declined significantly due to a 44% decline in propane prices from the comparable quarter last year combined with a 43% drop in propane usage. Several customers took advantage of our new bi-fuel capabilities and provided natural gas or well gas to use as our fuel source thereby reducing the amount of propane used and billed to customers. Excluding the decline in propane revenues, frac water heating services were flat as compared to the same period last year. Unseasonably warm weather in the DJ Basin in February and March combined with our customers’ reductions in drilling and completion programs across our various service territories beginning in March limited the amount of incremental revenue we could generate from our recent equipment additions. Despite these challenges, the Company was able to pick up additional market share in several markets without having to make significant price concessions. Although the Company has not had to make significant pricing concessions to date for its frac water heating services, pricing may become more competitive should customers reduce their completions programs below the 2014 – 2015 heating season levels thus necessitating a need to reduce prices in the future to maintain market share.

Hot oil revenues for the quarter ended March 31, 2015 also declined $217,000, or 5%, from the comparable period last year due to the decline in propane prices and corresponding revenues. Excluding the decline in propane revenues, hot oil revenues increased $150,000 or 4% from the comparable period last year. Incremental revenues from the increase in heating capacity and expansion of services in North Dakota and Texas were offset by lower equipment utilization and temporary price concessions in several markets. During the quarter, the Company placed into service seven trucks from its 2014 CAPEX program, increasing our fleet at quarter end to 58 hot oil trucks and increasing our equivalent heating capacity by 67% from the comparable quarter last year. Most of the additional equipment was used to expand services in North Dakota and Texas. Hot oil equipment utilization fell approximately 35% from the comparable quarter last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. During the quarter ended March 31, 2015, the Company granted temporary pricing concessions of up to 10% to customers in several markets in order to retain and increase market share. These price concessions are tied to the price of oil and amounted to less than 5% of overall hot oil revenues.

Acidizing revenues for the quarter ended March 31, 2015 declined $130,000, or 23%, from the comparable quarter last year. Despite an increase in acidizing fleet from 3 units in 2014 to 7 units at March 31, 2015, revenue growth was hampered by falling oil prices and/or changes in ownership of producing properties that resulted in customers’ postponement of recurring maintenance acidizing programs. The Company has lowered prices on some of its chemicals and partnered with chemical suppliers to develop new cost effective acid programs in an effort to increase acidizing revenues going forward. The Company expects a rebound in acidizing revenues in the next couple quarters due to customers needing to perform the postponed services to return wells to efficient productivity.

Fluid Management:

Fluid management service revenues, which represents approximately 10% of annual revenues, declined $159,000 or 8% during the quarter ended March 31, 2015 as compared to same quarter last year. The decline was primarily due to lower water hauling revenues in our Eastern US region as we focused our resources on higher margin frac heating services. Management plans to continue to focus its resources on higher margin well enhancement services and anticipates that fluid management services will continue to remain a small percentage of our consolidated revenues.

Geographic Areas:

Despite an increase in frac water heating and hot oil revenues of $1.2 million from our asset acquisition in Tioga, North Dakota, revenues in the Rocky Mountain Region for the quarter ended March 31, 2015 declined $2.4 million, or 17%, from the comparable quarter last year, primarily due to a $3.4 million decrease in propane revenues. As discussed above, our frac heating revenues in the DJ Basin were impacted by the unseasonably warm weather in February and March. During this two month period, the daily high temperature exceeded the historical daily average from 20% to 50% approximately 60% of the time (Source: National Oceanic and Atmospheric Administration).

Revenues in the Eastern USA region decreased $2.5 million, or 36%, during the quarter ended March 31, 2015 as compared to same quarter last year primarily due to a $1.8 million decrease in propane revenues as discussed previously. Excluding the impact of propane prices, revenues were down approximately 17% due to lower frac water heating revenues as some customers scaled back their 2015 drilling and completion programs due to falling crude oil prices.

Revenues in the Central USA region decreased $1.2 million, or 29%, for the quarter ended March 31, 2015 as compared to the same quarter last year. Lower frac water heating revenues due to the combination of lower propane revenues ($549,000) and scaled back drilling activities were the primary reason for the decline in the quarter. This decline was partially offset by increased hot oil revenues due to our expansion into Texas.

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

As an indication of this quarter-to-quarter seasonality, the Company generated 77% of its 2014 revenues during the first and fourth quarters of 2014 compared to 23% during the second and third quarters of 2014. In 2013, the Company earned 73% of its 2013 revenues during the first and fourth quarters of 2013, compared 27% during the second and third quarters of 2013. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Cost of Revenues:

Cost of revenues for the quarter ended March 31, 2015 decreased $5.2 million, or 31%, from the comparable quarter last year, primarily due to a $5.7 million decline in propane costs. Excluding the decline in propane costs, cost of revenues increased $541,000 or 3.2% from the comparable quarter last year. Incremental labor costs to add personnel to operate the expansion of our fleet of frac water heaters and hot oil equipment, combined with additional personnel and facility costs to expand our operations in Texas and North Dakota were the primary reasons for increase in cost of revenues. The increased labor costs were partially offset by lower fuel, supplies, and equipment repairs and maintenance costs during the quarter as the Company implemented various cost reduction programs in an effort to reduce operating costs.

Gross Profit:

Gross profit for the quarter ended March 31, 2015 declined $944,000, or 11%, from the comparable quarter last year to $7.9 million. The decline in gross profit was primarily due to continuing labor costs during unexpected downtime caused by unseasonably warm weather in February and March of 2015 in the DJ Basin discussed above. In addition, several customers scaled back completion programs or implemented cost saving measures due to lower crude oil prices which reduced our revenues or lowered our equipment utilization. And to a lesser extent, temporary price concessions and a decline in gross profits on propane sales also contributed to overall decline in gross profits.

Gross profit as a percentage of revenue increased to 41% for the quarter ended March 31, 2015 as compared to 35% for the comparable period last year. The largest impact on the gross profit percentage increase was due to the mathematical impacts of lower propane revenues and costs experienced in the first quarter of 2015 (see “Propane Impact Discussion” below) as compared to the same quarter last year.

Propane Impact Discussion:

In connection with our frac water heating services and hot oil services, the Company provides propane to certain customers on a cost plus basis. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will impact revenues, cost of revenues and gross profit percentages. Decreases in propane prices similar to what the Company experienced during the first quarter of 2015, will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of lower margin propane revenues and cost of revenue becomes a lower percentage of total revenues. Conversely, increases in propane prices will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenues and cost of revenue becomes a higher percentage of total revenues.

During the quarter ended March 31, 2015, propane revenues for frac water heating and hot oil services decreased $5.9 million, or 69%, over the comparable quarter last year. The decline in propane revenues was due to a 44% decline in propane prices from the same quarter last year and a reduction in propane volumes related to customers utilizing our new bi-fuel capabilities whereby customers provide natural gas or well gas as their fuel source reducing the amount of propane used and billed to customers. Although, the bi-fuel capabilities have reduced our overall propane revenues and costs, it has generated cost savings for our customers and allowed us to gain market share in several locations.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States and that more customers may utilize our bi-fuel capabilities.

General and Administrative Expenses:

For the quarter ended March 31, 2015, general and administrative expenses increased $263,000, or 27%, from the comparable quarter last year primarily due to a $275,000 bonus accrual for management and key employees. In March 2015, the board of directors reviewed a compensation study prepared by our outside counsel that compared officer and director compensation to a group of peer companies within the oilfield service sector and approved the payment of these discretionary bonuses. This increase was partially mitigated by lower corporate travel and investor relations costs related to cost reduction efforts.

Patent Litigation and Defense Costs:

Patent litigation and defense costs increased $267,000 during the quarter ended March 31, 2015 due to the increased legal and professional fees related to the defense of the HOTF litigation described in Part II - Item 1 – Legal Proceedings. Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted HOTF patents and are vigorously defending themselves against the Colorado lawsuit and challenging the validity of the underlying patents.

See Part II - Item 1 – Legal Proceedings for recent developments in the HOTF litigation including recent decisions made by the USPTO and a North Dakota Court regarding the validity of one of the underlying patents.

Depreciation and Amortization:

Depreciation and amortization expense for the quarter ended March 31, 2015 increased $645,000, or 95%, from the comparable quarter last year primarily due to new equipment added as part of the Company’s 2014 CAPEX program.

Income from operations:

For the quarter ended March 31, 2015, the Company recognized income from operations of approximately $5.0 million as compared to $7.1 million for the comparative quarter last year. As discussed above, the impact of unseasonably warm weather during February and March in the DJ Basin was the primary cause of our $944,000 decline in gross profit, although other factors such as increased staffing necessary for our increased operations and geographic expansion also added to the decline in gross profit. In addition, higher operating costs including a $263,000 increase in general and administrative services and a $645,000 increase in depreciation and amortization costs associated with the Company’s fleet expansion also contributed to the lower income from operations.

Management believes that the first quarter decline in our results of operations, in particular the increase in cost of revenues and depreciation expense reflects the result of a number of factors, including the unseasonably warm weather in the DJ Basin and the expenses attributable to increasing our capacity and geographical expansion. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding fleet and service areas as well as being able to quickly deploy our equipment from places of lesser utilization to places where they will be better utilized, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the quarter ended March 31, 2015 remained flat at $253,000 as compared to the same period last year. Higher average debt balances during the first quarter of 2015 as compared to the same period last year due to recent CAPEX programs were offset by a lower effective interest rate on our PNC credit facility (approximately 3% in 2015). Further, amortization of debt issuance costs for the quarter ended March 31, 2015 were $52,000 lower than the comparable quarter last year due to the re-amortization of debt costs for the PNC facility.

Income Taxes:

For the quarter ended March 31, 2015, the Company recognized income tax expense of $1.9 million on pre-tax net income before taxes of approximately $4.7 million as compared to income tax expense of $2.7 million on pre-tax net income of $6.9 million in 2014. The effective tax rate on income from operations was 39% for the quarter ended March 31, 2015. This rate is higher than the federal statutory corporate tax rate of 34% primarily due to state and local income taxes. See Note 6 Income Taxes in the notes to the accompanying audited consolidated financial statements for further details.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended March 31,
	2015	2014
EBITDA*
Net Income	$2,891,880	$4,185,956
Add Back (Deduct)
Interest Expense	253,210	253,524
Income taxes	1,854,717	2,694,364
Depreciation and amortization	1,322,934	677,463
EBITDA*	6,322,741	7,811,307
Add Back (Deduct)
Stock-based compensation	91,060	76,344
Patent litigation and defense costs	339,017	72,150
(Gain) on sale and disposal of equipment	-	(14,365)
Interest and other income	(6,900)	(6,900)
Adjusted EBITDA*	$6,745,918	$7,938,536

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations decreased $1.2 million, or 15%, to $6.7 million for the quarter ended March 31, 2015 as compared to $7.9 million for the same quarter last year. This decrease was primarily due to a $944,000 decrease in gross profit combined with a $263,000 increase in general and administrative costs. Unseasonably warm weather in the DJ Basin and lower drilling and completion activity due to falling oil prices mitigated an increase in revenues that could have been achieved with our expanded fleet. As a result, higher labor, insurance, and site costs resulted in a lower gross profit as compared to the same period last year. In addition, as discussed above in the General and Administrative section, incentive bonuses accrued during the quarter resulted in higher general and administrative costs, which further reduced adjusted EBITDA for the 2015 quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014

Net cash (used in) provided by operating activities	$6,171,867	$(10,170)
Net cash (used in) provided by investing activities	(2,352,379)	(1,455,149)
Net cash provided by (used in) financing activities	(3,995,100)	711,577
Net (Decrease) Increase in Cash and Cash Equivalents	(175,612)	(753,742)

Cash and Cash Equivalents, Beginning of Period	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$778,446	$1,114,448

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2015 and December 31, 2014 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	March 31, 2015	December 31, 2014

Current Assets	$19,395,120	$19,475,754
Total Assets	59,202,600	58,282,681
Current Liabilities	6,082,284	5,812,683
Total Liabilities	37,949,783	40,241,369
Working Capital (Current Assets net of Current Liabilities)	13,312,836	13,663,071
Stockholders’ equity	21,252,817	18,041,312

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At March 31, 2015, we had approximately $778,000 of cash and cash equivalents and approximately $15.2 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility (which was subsequently increased to $40 million in December 2014). The facility replaced the Company’s prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement") and allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company has the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The interest rate at March 31, 2015 was 2.67% for the $23,000,000 of LIBOR Rate Loans and 4.25% for the $1,540,897 of Domestic Rate Loans.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, for the quarter ended March 31, 2015 and each subsequent fiscal quarter thereafter, measured as of the last day of each fiscal quarter based on trailing twelve month information.); and

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.50 to 1.0 for the quarter ended March 31, 2015 and each subsequent quarter, measured as of the last day of each fiscal quarter, adjusted EBITDA must be determined based on trailing twelve month information).

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. At December 31, 2014, the Company did not meet one of the financial covenants imposed by the PNC loan agreements which resulted in an event of default under the loan documents. PNC waived this event of default for the period and as a result no default was declared. The Company believes that it is in line to meet the debt covenants and all other future covenant requirements.

The Company used the facility to fund a portion of its 2014 capital expenditures and consolidate its existing PNC term loan and other equipment loans at a lower average interest rate. The Company intends to use the facility to supplement future capital expenditures and to fund working capital needs.

Working Capital:

As of March 31, 2015 the Company had working capital of approximately $13.3 million. No significant changes in the individual components of working capital were noted from the Company’s working capital as of December 31, 2014.

Cash flow from Operating Activities:

Cash flow from operating activities during the quarter ended March 31, 2015 was $6.2 million as compared to a negative cash flow from operating activities of $10,000 during the comparable quarter last year. The increase in cash flow from operations was primarily due to a lower net cash outflow from accounts receivable for the quarter ended March 31, 2015 as compared to the same period last year. The increase in accounts receivable during the quarter ended March 31, 2014 was significantly higher due to higher propane revenues and was the primary reason for the $6.1 million cash outflow in 2014.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended March 31, 2015 was $2.4 million as compared to $1.5 million during the comparable quarter last year. The increase in cash used in investing activities was primarily due to timing of purchases under the Company’s CAPEX programs. The $2.4 million of CAPEX for the quarter ended, March 31, 2015 was the remaining capital expenditures for seven hot oil trucks and one acid truck under the Company’s 2014 CAPEX program.

Cash flow from Financing Activities:

Cash used in financing activities for the quarter ended March 31, 2015 was $4.0 million as compared to a positive cash flow of $712,000 for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs.

Outlook:

The Company plans to continue to expand its business operations through strategic organic growth such as geographic expansion, acquiring and fabricating additional equipment, and increasing the volume and scope of services offered to our existing customers. The Company will also look to expand its business operations through acquisitions. The Company will continue to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

As discussed above, in September 2014 the Company closed on a five-year, $30 million revolving credit facility, which was subsequently increased to $40 million in December 2014. As of May 11, 2015, the Company had $13.7 million available under the credit facility and plans to use the facility to fund working capital needs and to supplement future capital expenditures.

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

Capital Commitments and Obligations:

The Company’s capital obligations as of March 31, 2015 consists primarily of scheduled principal payments under certain term loans and operating leases as disclosed in the footnotes to our financial statements.  The Company does not have any scheduled principal payments under its new five-year, $40 million revolving credit facility with PNC Bank until September 12, 2019 when the balance outstanding on the facility will be payable. However, the Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

As of March 31, 2015, the Company had approximately $180,000 in outstanding purchase commitments that are necessary to complete fabrication of one hot oil truck associated with the Company’s 2014 CAPEX program.

As of May 14, 2015, the Company has not established a 2015 CAPEX program.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the guarantees made by Enservco (as the parent Company) on various loan agreements and operating leases disclosed in Note 7 to the Condensed Consolidated Balance Sheet, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three month periods ended March 31, 2015 and 2014 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. No interest or penalties have been assessed as of March 31, 2015. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2011 through 2014 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves filed a motion to transfer the case to Colorado and Enservco filed a motion to dismiss the case against it based on a lack of personal jurisdiction. On April 28, 2015, the Court in the Northern District of Texas found that it did not have personal jurisdiction over Enservco in Texas. The Court also granted Heat Wave’s motion and ordered that the case, which still includes Enservco as a co-defendant, be transferred to the District of Colorado. On May 8, 2015, the case was transferred to the U.S. District Court for the District of Colorado, where it is currently pending (“Colorado Case”). The Colorado Case, Civil Action No. 1:15-cv-009830-NYW, is still in its early stages. The same complaint from Texas has been entered in the Colorado Case. Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves in the Colorado Case. Heat Waves offered on demand water heating services to the industry well before these patents were even filed.

The Company previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that it was aware of the HOTF ‘993 Patent relating, in part, to the heating of frac water, but also reported that the Company did not believe at that time, and still does not believe, that Heat Waves’ operations infringed any valid claim of that patent. The Company is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent. In January 2014, several of the energy companies filed a summary judgment motion to invalidate the ‘993 Patent. On March 31, 2015, the Court granted their summary judgment motion and found that the ‘993 Patent was invalid. Thereafter, the North Dakota Court entered a judgment on this issue in favor of these companies. In response, HOTF has filed an appeal with the United States Court of Appeals for the Federal Circuit contesting this judgment as well as earlier orders entered by the Court. Several of the energy companies have filed a motion to dismiss the appeal. No decision by the appellate court has been reached yet.

The Company is also aware of another lawsuit in Texas in which a third party claimed that the ‘993 Patent was invalid. In light of the appeal, HOTF and the other parties in that action jointly asked the Texas Court to stay the case pending resolution of the appeal. On April 20, 2015, the Court granted their request and stayed the case.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF filed a lengthy response with the USPTO on April 13, 2015 seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain, is subject to appeal by HOTF, and may be a year or more in the future. Further, HOTF has at least two additional pending patent applications that are based on the ‘993 Patent and ‘875 Patents that if granted could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are found to be invalid, the litigation would become moot.

As noted above, the Texas case against Enservco and Heat Waves has been transferred to the U.S. District Court for the District of Colorado. To the extent that Enservco and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact the Company’s business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from March 12, 2015 through May 11, 2015, there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 11, 2015 as of March 29, 2015, the Company entered into a second amendment to the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”), dated as of September 12, 2014, as previously amended by and among the Company, certain subsidiaries of the Company, and PNC Bank, National Association (“PNC”). The effect of the second amendment is to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge coverage ratio. In connection with the second amendment, the Company paid PNC an amendment fee in the amount of $10,000. This disclosure is included in this Form 10-Q in lieu of reporting it pursuant to Item 1.01 of Form 8-K.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.1	Consent and First Amendment to the Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015. (3)
10.2	Amendment No. 1 to Employment Agreement with Austin Peitz. (4)
10.3	Second Amendment to Amended and Restated Revolving Credit and Security Agreement dated May 11, 2015. Filed herewith.
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8, 2015, and filed on April 10, 2015.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 14, 2015	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer

Date: May 14, 2015	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer & Principal Accounting Officer