Form 10-Q
period 2015-06-30
Enservco Corp
filed 2015-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

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

Yes X No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes     No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2015
Common stock, $.005 par value	38,111,158

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$760,422	$954,058
Accounts receivable, net	3,877,885	14,679,858
Prepaid expenses and other current assets	998,963	1,540,667
Inventories	304,845	390,081
Income tax receivable	1,905,641	1,776,035
Deferred tax asset	135,055	135,055
Total current assets	7,982,811	19,475,754

Property and Equipment, net	38,165,263	37,789,004
Goodwill	301,087	301,087
Other Assets	659,053	716,836

TOTAL ASSETS	$47,108,214	$58,282,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,707,638	$5,472,163
Current portion of long-term debt	329,219	340,520
Total current liabilities	2,036,857	5,812,683

Long-Term Liabilities
Senior revolving credit facility	18,552,894	28,634,037
Long-term debt, less current portion	645,409	801,968
Deferred income taxes, net	5,801,846	4,992,681
Total long-term liabilities	25,000,149	34,428,686
Total liabilities	27,037,006	40,241,369

Commitments and Contingencies (Note 7)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 38,189,758 and 37,159,815 shares issued, respectively; 103,600 shares of treasury stock; and 38,086,158 and 37,056,215 shares outstanding, respectively	190,432	185,282
Additional paid-in-capital	13,498,766	12,751,389
Accumulated earnings	6,382,010	5,104,641
Total stockholders’ equity	20,071,208	18,041,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,108,214	$58,282,681

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$5,702,549	$7,294,856	$24,842,046	$32,536,901

Cost of Revenue	5,563,875	6,545,891	16,828,160	22,968,362

Gross Profit	138,674	748,965	8,013,886	9,568,539

Operating Expenses
General and administrative expenses	940,373	1,132,259	2,160,726	2,089,640
Patent litigation and defense costs	100,197	44,271	439,214	116,421
Depreciation and amortization	1,439,838	726,424	2,762,772	1,403,888
Total operating expenses	2,480,408	1,902,954	5,362,712	3,609,949

(Loss) Income from Operations	(2,341,734)	(1,153,989)	2,651,174	5,958,590

Other Income (Expense)
Interest expense	(247,220)	(241,903)	(500,431)	(495,428)
(Loss) Gain on disposals of equipment	(1,071)	(5,129)	(1,071)	9,237
Other income	25,351	7,050	32,251	13,950
Total Other Expense	(222,940)	(239,982)	(469,251)	(472,241)

(Loss) Income Before Tax Expense	(2,564,674)	(1,393,971)	2,181,923	5,486,349
Income Tax Benefit (Expense)	950,163	542,952	(904,554)	(2,151,412)
Net (Loss) Income	$(1,614,511)	$(851,019)	$1,277,369	$3,334,937

Other Comprehensive Income (Loss)
Unrealized gain (loss) on interest rate swaps, net of tax	-	483	-	(3,290)
Settlements – interest rate swap	-	6,517	-	13,115
Reclassified into earnings – interest rate swap	-	(6,517)	-	(13,115)
Total Other Comprehensive Income (Loss)	-	483	-	(3,290)

Comprehensive (Loss) Income	$(1,614,511)	$(850,536)	$1,277,369	$3,331,647

(Loss) Earnings per Common Share – Basic	$(0.04)	$(0.02)	$0.03	$0.09

(Loss) Earnings per Common Share – Diluted	$(0.04)	$(0.02)	$0.03	$0.09

Basic weighted average number of common shares outstanding	37,761,961	36,514,889	37,557,451	36,126,647
Add: Dilutive shares assuming exercise of options and warrants	-	-	1,883,281	2,466,052
Diluted weighted average number of common shares outstanding	37,761,961	36,514,889	39,440,732	38,592,699

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(1,614,511)	$(851,019)	$1,277,369	$3,334,937
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,439,838	726,424	2,762,772	1,403,888
Loss (gain) on disposal of equipment	1,071	5,129	1,071	(9,237)
Deferred income taxes	(852,517)	129,780	809,165	129,831
Stock-based compensation	180,211	71,935	271,271	148,280
Amortization of debt issuance costs	28,891	81,325	57,783	162,649
Bad debt expense	8,620	40,000	12,845	50,000
Changes in operating assets and liabilities
Accounts receivable	11,320,218	13,781,701	10,789,128	7,642,639
Inventories	38,992	(75,912)	85,236	(128,721)
Prepaid expense and other current assets	156,061	(193,869)	541,704	(563,765)
Income taxes receivable	(129,606)	-	(129,606)	-
Other non-current assets	-	-	-	(14,001)
Accounts payable and accrued liabilities	(3,978,717)	(707,265)	(3,764,525)	(642,754)
Income taxes payable	(56,205)	(1,786,322)	-	(302,008)
Net cash provided by operating activities	6,542,346	11,221,907	12,714,213	11,211,738

INVESTING ACTIVITIES
Purchases of property and equipment	(792,723)	(5,099,341)	(3,145,102)	(6,604,490)
Proceeds from sale and disposal of equipment	5,000	-	5,000	50,000
Net cash used in investing activities	(787,723)	(5,099,341)	(3,140,102)	(6,554,490)

FINANCING ACTIVITIES
Net line of credit payments	(5,988,003)	(1,158,971)	(10,081,143)	-
Repayment on long-term debt	(37,335)	(578,715)	(167,860)	(1,156,989)
Proceeds from exercise of warrants	-	98,175	77,100	187,804
Proceeds from exercise of stock options	171,400	25,200	186,034	66,450
Excess tax benefits from exercise of options and warrants	81,291	-	218,122	-
Net cash used in financing activities	(5,772,647)	(1,614,311)	(9,767,747)	(902,735)

Net (Decrease) Increase in Cash and Cash Equivalents	(18,024)	4,508,255	(193,636)	3,754,513

Cash and Cash Equivalents, Beginning of Period	778,446	1,114,448	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$760,422	$5,622,703	$760,422	$5,622,703

Supplemental cash flow information:
Cash paid for interest	$220,369	$106,642	$557,530	$319,571
Cash paid for taxes	$2,874	$1,112,000	$2,874	$2,325,257

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$433	$1,572	$2,752	$7,168

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC, LLC (collectively, the “Company”) as of December 31, 2014 and June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014.

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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $79,400 and $100,000, respectively. For the three and six months ended June 30, 2015, the Company recorded bad debt expense (net of recoveries) of $8,620 and $12,845, respectively. For the three and six months ended June 30, 2014, the Company recorded bad debt expense (net of recoveries) of $40,000 and $50,000, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and six month periods ended June 30, 2015 and 2014.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, in accordance with the terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through January 2021. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

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

The Company has also in the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allows the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of June 30, 2015.

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

As of June 30, 2015 and 2014, there were outstanding stock options and warrants to acquire an aggregate of 3,669,169 and 3,917,063 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the six months ended June 30, 2015 and 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,883,281 and 2,466,052 shares, respectively. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended June 30, 2015 and 2014.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2014, the Company performed the annual impairment test and determined that no impairment existed. For the three and six month periods ended June 30, 2015 and 2014, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. During the six months ended June 30, 2015, penalties and interest of $1,300 were included in income tax expense. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2011 through 2014 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the six months ended June 30, 2015. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Reclassifications

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company reclassified $95,966 and $226,420 of site personnel costs from general and administrative expenses to cost of revenues on the consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2014, respectively to conform to 2015 presentation. The Company reclassified $44,271 and $116,421 of patent defense costs from general and administrative expenses to patent litigation and defense costs on the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2014, respectively to conform to 2015 presentation.

Accounting Pronouncements

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. The adoption of this guidance is not expected to impact the Company’s consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014

Trucks and vehicles	$52,563,392	$48,020,268
Other equipment	3,141,480	3,135,916
Buildings and improvements	3,679,639	3,396,280
Trucks in process	519,993	2,366,758
Land	873,428	776,420
Disposal wells	383,785	367,330
Total property and equipment	61,161,717	58,062,972
Accumulated depreciation	(22,996,454)	(20,273,968)
Property and equipment - net	$38,165,263	$37,789,004

Depreciation expense on property and equipment for the three months ended June 30, 2015 and 2014 totaled $1,439,838 and $726,424, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $2,762,772 and $1,403,888, respectively

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The commitment amount may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. In December 2014, the Company exercised the option to increase the commitment amount to $40 million. Under the 2014 Credit Agreement, there are no required principal payments until maturity in September 2019 and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at June 30, 2015 was 2.69% for the $17,000,000 of outstanding LIBOR Rate Loans and 4.25% for the $1,552,894 of outstanding Domestic Rate Loans.

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

As of June 30, 2015 and December 31, 2014, the Company had an outstanding loan balance of $18,552,894 and $28,634,037, respectively. The outstanding loan balance matures in September 2019. As of June 30, 2015, approximately $13,100,000 was available under the revolving credit facility.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2015	2014

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$557,111	$677,204

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	224,000	242,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	109,335	115,317

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	84,182	107,967

Total	974,628	1,142,488
Less current portion	(329,219)	(340,520)
Long-term debt, net of current portion	$645,409	$801,968

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending June 30,
2016	$329,219
2017	175,106
2018	45,967
2019	47,746
2020	49,557
Thereafter	327,033
Total	$974,628

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2015 and 2014 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 7 – Commitments and Contingencies

Operating Leases

As of June 30, 2015, the Company leases facilities and certain trucks and equipment under lease commitments that expire through January 2021. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending June 30,
2016	$714,231
2017	467,526
2018	199,000
2019	189,000
2020	192,000
Thereafter	56,000
Total	$1,817,757

Equipment Purchase Commitments

As of June 30, 2015, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, The Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company has accrued a liability of approximately $42,000 as of June 30, 2015 for insurance claims that it anticipates paying in the future related to incidents that occurred during the period ended June 30, 2015.

Litigation

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves filed a motion to transfer the case to Colorado and Enservco filed a motion to dismiss the case against it based on a lack of personal jurisdiction. On April 28, 2015, the Court in the Northern District of Texas found that it did not have personal jurisdiction over Enservco in Texas. The Court also granted Heat Wave’s motion and ordered that the case, which still includes Enservco as a co-defendant, be transferred to the District of Colorado.  On May 8, 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). The same complaint from Texas has been entered in the Colorado Case. Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. On July 17, 2015, the Company and HOTF jointly asked the U.S. District Court for the District of Colorado to stay the case pending appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below. On July 20, 2015, the Court granted the parties’ joint request and stayed the case pending resolution of appeal by HOTF and the pending ‘993 Patent reexamination proceeding referenced below.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves in the Colorado Case, if necessary. Heat Waves offered on demand water heating services to the industry well before these patents were even filed.

Heat Waves is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent (“North Dakota Case”). In January 2014, several of the energy companies filed a partial summary judgment motion to invalidate the ‘993 Patent. On March 31, 2015, the Court granted their summary judgment motion and found that the ‘993 Patent was invalid. Thereafter, the North Dakota Court entered a judgment on this issue in favor of these companies. In response, HOTF filed an appeal with the United States Court of Appeals for the Federal Circuit contesting this judgment as well as earlier orders entered by the Court. Once the North Dakota Court confirmed the appeal was premature, the parties jointly requested that the appeal be dismissed. On July 20, 2015, the appeal was dismissed based on the parties’ joint request. HOTF has indicated in the Colorado Case that it intends to appeal these same issues once the North Dakota Case goes to trial and the judgment regarding invalidity of the ‘993 Patent is made final.

The Company is also aware of another lawsuit in Texas in which a third party claimed that the ‘993 Patent was invalid. In light of the appeal, HOTF and the other parties in that action jointly asked the Texas Court to stay the case pending resolution of the appeal. On April 20, 2015, the Court granted their request and stayed the case. It is unclear how this case will proceed now that the appeal has been dismissed.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF filed a lengthy response with the USPTO on April 13, 2015 seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Texas case against Enservco and Heat Waves was transferred to the U.S. District Court for the District of Colorado. On July 17, 2015, the Company and HOTF jointly asked the U.S. District Court for the District of Colorado to stay the case pending resolution of the North Dakota Court’s judgment invalidating the ‘993 Patent. On July 20, 2015, the Court granted the request and stayed the Colorado Case. To the extent that Enservco and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact the Company’s business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 8 – Stockholders Equity

Warrants

In conjunction with a private placement and subordinated debt conversion in November 2012, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors or converted by Mr. Herman. As such, the Company granted warrants to purchase 4,960,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants.

In November 2012, the Company granted each of the principals of an existing investor relations firm warrants to acquire 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s assistance in creating awareness for the Company’s private placement. The warrants are exercisable at $0.55 per share and expire 5 years from date of grant.

A summary of warrant activity for the six months ended June 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2014	250,001	$0.64	2.29	$242,901
Issued for Services	-	-
Exercised	(100,000)	0.77
Forfeited/Cancelled	-
Outstanding at June 30, 2015	150,001	$0.55	2.67	$180,001

Exercisable at June 30, 2015	150,001	$0.55	2.67	$180,001

During the six months ended June 30, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the six months ended June 30, 2015.

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

Note 9 – Stock Options

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2015 the number of shares of common stock available under the 2010 Plan was reset to 5,558,432 shares based upon 37,056,215 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of June 30, 2015, there were 3,519,168 options outstanding under the 2010 Plan.

A summary of the range of assumptions used to value stock options granted for the three months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Expected volatility	107%	-	107%	124%
Risk-free interest rate	0.86%	-	0.84%	0.72%
Dividend yield	-	-	-	-
Expected term (in years)	3.5	-	3.5	3.5

During the six months ended June 30, 2015, the Company granted options to acquire 1,123,500 shares of common stock with a weighted-average grant-date fair value of $1.19 per share. During the six months ended June 30, 2015, options to acquire 720,333 shares of common stock were exercised by way of a cashless exercise whereby the option holders elected to receive 550,276 shares of common stock without payment of the exercise price and the remaining options for 170,057 shares were cancelled. The options had an intrinsic value of $1,131,371 at the time of exercise. In addition, options to acquire 379,667 shares of common stock were exercised for cash payments of $186,034. The options had an intrinsic value of $407,587 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Granted	1,123,500	1.75
Exercised	(1,100,000)	0.48
Forfeited or Expired	(4,500)	2.22
Outstanding at June 30, 2015	3,519,168	$1.30	3.01	$1,322,085

Vested or Expected to Vest at June 30, 2015	3,519,168	$1.30	3.01	$1,322,085
Exercisable at June 30, 2015	2,177,999	$1.02	2.10	$1,279,916

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2015.

During the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation costs for stock options of $271,271 and $148,280, respectively in general and administrative expenses. During the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation for stock options of $180,211 and $71,935, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	498,504	$1.05
Granted	1,123,500	1.19
Vested	(277,835)	0.80
Forfeited	(3,000)	1.70
Non-vested at June 30, 2015	1,341,169	$1.22

As of June 30, 2015 there was $1,407,567 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 2.2 years.

Note 10 – Related Party Transactions

Loan Guaranty:

On October 3, 2013, the Company refinanced its real estate loan for its facility in North Dakota. Under the terms of the agreement, $100,000 of the loan was guaranteed by Mike Herman, the Company’s former Chairman and Chief Executive Officer, and the Company had agreed to pay Mr. Herman a fee for so long as he guaranteed Company indebtedness of $12,500 per month ($150,000 annually). The agreement with the lender provided that if the Company made a principal payment equal to or greater than $100,000, the guaranty would be released in full. The Company made that payment in March 2015 and is no longer obligated to pay Mr. Herman the guaranty fee.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2015 and 2014, and our financial condition, liquidity and capital resources as of June 30, 2015, and December 31, 2014. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

●

constraints on us as a result of our significant indebtedness, including restrictions imposed on us under the terms of our credit facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;

●	our history of losses and working capital deficits which, at times, were significant;
●	adverse weather and environmental conditions;
●	reliance on a limited number of customers;
●	our ability to retain key members of our senior management and key technical employees;
●	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy;
●	changes in tax laws;
●	the effects of competition;
●	the effect of seasonal factors;
●	the risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto;
●	further sales or issuances of our common stock and the price and volume volatility of our common stock; and
●	our common stock’s limited and volatile trading history.

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

BUSINESS OVERVIEW

Enservco Corporation, through its wholly-owned subsidiaries, provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company, through its wholly-owned subsidiaries, owns and operates a fleet of more than 340 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas, and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
FINANCIAL RESULTS:
Revenues	$5,702,549	$7,294,856	$24,842,046	$32,536,901
Cost of Revenue	5,563,875	6,545,891	16,828,160	22,968,362
Gross Profit	138,674	748,965	8,013,886	9,568,539
Gross Margin	2%	10%	32%	29%

(Loss) Income From Operations	$(2,341,734)	$(1,153,989)	$2,651,174	$5,958,590
Net (Loss) Income	$(1,614,511)	$(851,019)	$1,277,369	$3,334,937
(Loss) Earnings per Common Share – Diluted	$(0.04)	$(0.02)	$0.03	$0.09
Diluted weighted average number of common shares outstanding	37,761,961	36,514,889	39,440,732	38,592,699

OTHER:
Adjusted EBITDA*	$(621,488)	$(311,359)	$6,124,431	$7,627,179
Adjusted EBITDA* Margin	-11%	-4%	25%	23%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

Revenues for the quarter ended June 30, 2015 declined $1.6 million, or 22%, to $5.7 million as compared to $7.3 million for the same quarter last year. Similar to the first quarter, a decline in propane prices combined with lower propane volumes due to customers converting to alternative fuel sources through use of our new bi-fuel system resulted in a $682,000 decline in propane revenues. Revenues were also impacted by reductions and delays in scheduled maintenance and production work and pricing concessions resulting in large part from the decline in crude oil prices and our customers’ adjustments to the lower oil and gas prices discussed below. Revenues were also impacted by the significant rainfall in the Midwest which impacted our ability to provide services in these areas during April and May 2015. These declines were partially offset by $1.1 million of incremental revenues from our Tioga, ND acquisition (Oct. 31, 2014) and recent expansion into the Eagle Ford basin in Texas.

Gross profits, which are typically much lower during the second quarter due to the decline in frac water heating services, declined $610,000 during the quarter ended June 30, 2015 as compared to the same quarter last year. Lower propane gross profits and temporary price concessions directly impacted our gross profit and contributed to the decline from the comparative quarter last year. In addition, higher labor and operating costs related to our geographic expansion and recent fleet additions including retaining a larger base of frac water heating operators for the upcoming heating season contributed to the decline in gross profit. Cost reduction efforts implemented during 2015 reduced several operating costs and partially offset the decline in gross profit.

Revenues for the six months ended June 30, 2015 declined $7.7 million, or 24%, to $24.8 million as compared to $32.5 million for the same period last year. This decrease was primarily due to a $6.6 million decline in propane revenues related to frac water heating and hot oil services with a majority of this decrease occurring during the first quarter. This decline in propane revenue was largely offset by a $6.2 million decline in propane costs. Gross profits for the six months ended June 30, 2015 decreased $1.6 million or 16% from the comparable period last year. The decrease was due to the difficulties associated with lower crude oil prices, heavy rainfall in the Midwest, and abnormally warm weather in the DJ Basin during the first quarter 2015.

Adjusted EBITDA, which is typically much lower during the second quarter due to the slowdown of frac water heating services, declined to a negative $621,000 for the quarter ended June 30, 2015, as compared to a negative $311,000 for the same quarter of 2014. Adjusted EBITDA for the six months ended June 30, 2015 was $6.1 million or 25% of revenues as compared to $7.6 million, or 23% of revenues, for the comparable period last year. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Industry Overview

The decline in crude oil prices over the last year have resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions, and reducing or delaying certain maintenance related work to save costs. Although the Company has been able to partially mitigate the impact of these decisions by increasing market share and deploying resources to more active basins, our revenue growth and operating margins have been impacted by pricing concessions and postponement of hot oiling and acidizing maintenance work. Temporary price concessions granted to customers were 4.0% and 3.3% of total revenues for the three and six months ended June 30, 2015, respectively.

The impact of pricing pressure from our customers during the six months ended June 30, 2015 was primarily felt in our hot oiling operations where we offered up to a 10% discount to customers in several markets in order to retain and increase our market share. These temporary price concessions are tied to the price of crude oil and amounted to less than 6% of overall hot oil revenues. In addition, some customers are delaying their routine hot oiling and acidizing maintenance work, although as happened in the last down cycle, we anticipate a rebound in this work as it eventually needs to be done to maintain production and protect the efficiency of a well.

Revenue Details

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenue by service offering and geographic region during the three and six months ended June 30, 2015 and 2014:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2015	2014	2015	2014
BY SERVICE OFFERING:
Well Enhancement Services (1)	$4,051,001	$4,925,674	$21,220,341	$27,998,805

Fluid Management and Other (2)	1,651,548	2,369,182	3,621,705	4,538,096

Total Revenues	$5,702,549	$7,294,856	$24,842,046	$32,536,901

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following tables set forth revenue by service offering and geographic region during the three and six months ended June 30, 2015 and 2014:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2015	2014	2015	2014
BY GEOGRAPHY:
Rocky Mountain Region (3)	$3,325,409	$4,218,372	$15,165,000	$18,453,330

Eastern USA Region (4)	171,688	390,691	4,600,257	7,333,732

Central USA Region(5)	2,205,452	2,685,793	5,076,789	6,749,839

Total Revenues	$5,702,549	$7,294,856	$24,842,046	$32,536,901

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal, frac tank rental, and construction and roustabout services.
(3)

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

Revenues:

Well Enhancement Services

Well enhancement service revenues decreased $875,000, or 18%, for the quarter ended June 30, 2015 primarily due to the $682,000 decrease in propane revenues mentioned above. Excluding the decline in propane revenues above, well enhancement revenues declined $193,000 from the comparable quarter last year. Incremental frac water heating and hot oil revenues from the Tioga acquisition and geographic expansion into Texas were offset by declines in hot oil and acidizing service revenues.

For the six months ended June 30, 2015, well enhancement service revenues decreased $6.8 million, or 24%, primarily due to a $6.6 million decrease in propane revenues. Other than the decrease in propane revenues, well enhancement revenues were basically flat as compared with last year despite a significant increase in our heating capacity as described in the following table. Revenue growth attributable to new equipment was limited due to unseasonably warm weather in the DJ Basin of Colorado during the first quarter of 2015 and scaled back drilling and completion activity across the industry due to falling crude oil prices.

The following table details the change in heating capacity for the quarter ended June 30, 2015:

	Frac Water Heater Burner Boxes (1)	Hot Oil Trucks

Net additions during the quarter	-	-
Units at end of quarter	81.0	58.0

Average Equivalent Units (2)	81.0	55.0
Average Equivalent Units – Last Year	43.2	27.0
Change from same period last year	37.8	28.0
Increase in Equivalent Heating Capacity (3)	88%	104%

Notes to table:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represent the average number of trucks or burner boxes in service for each month during the period represented.
(3)	The increase in equivalent heating capacity represents the percentage change in equivalent units during the period over the equivalent units for the same period last year.

Frac water heating revenues typically decline with warm weather and accordingly are much lower in the second and third quarters as compared to the much colder first and fourth quarters. Frac water heating service revenues declined $264,000 or 15% for the quarter ended June 30, 2015 as compared to the same quarter last year primarily due to a $593,000 decline in propane revenues attributable to the decline in propane prices and propane volumes discussed above. Excluding the decline in propane revenues, frac water heating revenues increased $329,000 due to incremental frac water heating revenues from our Tioga acquisition. Due to the colder temperatures in North Dakota, Frac water heating services generally continue later into the summer and start earlier in the fall.

Frac water heating revenues for the six months ended June 30, 2015 decreased $5.8 million, or 29%, primarily due to a $6.1 million decrease in propane revenues. Propane revenues, which are currently billed to our customers on a cost plus basis, declined significantly due to a 44% decline in propane prices from the comparable quarter last year combined with a 43% drop in propane usage. Several customers took advantage of our new bi-fuel capabilities and provided natural gas or well gas to use as our fuel source thereby reducing the amount of propane used and billed to customers. Excluding the decline in propane revenues, frac water heating services increased $276,000 as compared to the same period last year. Unseasonably warm weather in the DJ Basin in February and March combined with our customers’ reductions in drilling and completion programs across our various service territories beginning in March limited the amount of incremental revenue we could generate from our recent fleet expansion.

Hot oil revenues for the three months ended June 30, 2015 declined $398,000, or 16%, from the comparable period last year. Incremental hot oil service revenues from our Tioga acquisition and expansion into Texas were offset by lower equipment utilization and temporary price concessions in several markets. Hot oil equipment utilization fell approximately 55% from the comparable quarter last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. A decline in hot oil work tied to well completion activities by a customer in the Bakken Field and the completion of a hot oil project by a customer in the DJ Basin contributed to the lower equipment utilization. During the second quarter, the Company continued to grant temporary pricing concessions of up to 10% to customers in several markets in order to retain and increase market share. These temporary price concessions are tied to the price of oil and amounted to less than 6% of overall hot oil revenues.

Hot oil revenues for the six months ended June 30, 2015 declined $615,000, or 9% from the comparable period last year, primarily due to a $442,000 decline in propane revenues and the same factors that impacted the second quarter revenues as discussed in the preceding paragraph.

Acidizing revenues for the three and six months ended June 30, 2015 declined $249,000 and $381,000, or 43% and 33%, respectively from the comparable quarter last year. Despite an increase in acidizing fleet from three units in 2014 to seven units at June 30, 2015, revenue growth was hampered by falling oil prices and changes in ownership of producing properties that resulted in customers’ postponement of recurring maintenance acidizing programs. The Company has lowered prices on some of its chemicals and partnered with chemical suppliers to develop new cost effective acid programs in an effort to increase acidizing revenues going forward. The Company expects a rebound in acidizing revenues in the next couple quarters due to customers needing to perform the postponed services to return wells to efficient productivity.

Fluid Management and Other:

Fluid management service and other revenues, which represent approximately 15% of our year to date annual revenues, declined $718,000, or 30%, during the quarter ended June 30, 2015 as compared to same quarter last year. The decline was primarily attributable to lower water hauling revenues in our Central US region, which was impacted by heavy rainfall in April and May that impacted road conditions and limited our access to customer well sites. In addition the Company scaled back or elected not to provide certain low margin water hauling services in the DJ Basin and Marcellus/Utica Basin. For the six months ended June 30, 2015, fluid management service and other revenues declined $916,000 or 20% from the comparable period last year primarily due to the reasons already stated for the quarter.

Geographic Areas:

Revenues in the Rocky Mountain region declined $893,000, or 21%, for the quarter ended June 30, 2015 as compared to the same quarter last year, primarily due to a $663,000 decrease in propane revenues. Incremental frac heating and hot oil revenues from our Tioga acquisition in late 2014 were offset by a decline in hot oil revenues in other locations due to lower equipment utilization during the second quarter related to a decline in hot oil work associated with completion activities in the Bakken Field and the completion of a hot oil project in the DJ Basin.

For the six months ended June 30, 2015, revenues in the Rocky Mountain region decreased $3.3 million, or 18%, from the comparable period last year primarily due to a $4.2 million decrease in propane revenues. Excluding the decline in propane, revenues in this region increased $900,000 primarily due to the incremental frac water heating and hot oil revenues of approximately $2.0 million from our Tioga acquisition and an increase in frac water heating services in the DJ Basin over the comparable period last year. Despite this increase, our frac heating revenues in the DJ Basin were impacted by the unseasonably warm weather in February and March. During this two month period, the daily high temperature exceeded the historical daily average from 20% to 50% approximately 60% of the time (Source: National Oceanic and Atmospheric Administration). The frac heating increase was offset by lower hot oil revenues attributable to lower equipment utilization as discussed above.

Revenues in the Eastern USA region decreased $219,000, or 56%, during the quarter ended June 30, 2015 as compared to same quarter last year primarily due a decrease in fluid management services as the Company scaled back its low margin water hauling services. For the six months ended June 30, 2015, revenues decreased $2.7 million from the comparable periods last year primarily due to a $1.9 million decrease in propane revenues. Excluding the impact of propane prices, frac water heating revenues were down as some customers scaled back their 2015 drilling and completion programs due to falling crude oil and natural gas prices.

Revenues in the Central USA region decreased $480,000, or 18%, for the quarter ended June 30, 2015 as compared to the same quarter last year. Heavy rains during April and May in both Kansas and Texas impacted road conditions and limited our ability to provide water hauling, acidizing and hot oil services to our customers. This decrease was offset by incremental revenues from our expansion of services into the Eagle Ford Basin. For the six months ended June 30, 2015, revenues in the Central USA region declined $1.6 million, or 24%, from the comparative period last year primarily due to a $521,000 decline in propane revenues and the items impacting the second quarter results previously mentioned. Similar to the second quarter results, the decline in revenues during the six month period was offset by incremental revenues from our expansion into Texas.

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

Cost of Revenues:

Cost of revenues for the quarter ended June 30, 2015 decreased $982,000, or 15%, from the comparable quarter last year, primarily due to a $521,000 decline in propane costs. Excluding the decline in propane costs, cost of revenues decreased $461,000 or 8% from the comparable quarter last year. The decrease was due to lower fuel, supplies, and equipment repairs and maintenance costs during the quarter as the Company implemented various cost reduction programs in an effort to reduce operating costs. The decrease in costs were partially offset by an increase in labor as a result of expanded operations in Texas and North Dakota and increase in personnel costs associated with retaining a base level of frac water heating operators for upcoming heating season due to our expanded fleet.

Cost of revenues for the six months ended June 30, 2015 decreased $6.1 million, or 27%, from the comparable period last year, primarily due to a $6.2 million decline in propane costs. Excluding the decline in propane costs, cost of revenues increased $100,000 or 1% from the comparable quarter last year. As stated above, the decrease in operating costs due to cost reduction programs were offset by increased labor from our expanded operations in Texas and North Dakota.

Gross Profit:

Gross profit for the quarter ended June 30, 2015 declined $610,000, or 81%, from the comparable quarter last year to $139,000. The decline in gross profit was due to higher labor costs associated with our geographic expansion into Texas and unexpected downtime caused by higher than average rainfall at several locations in April and May. In addition, several customers scaled back completion programs, deferred maintenance programs or implemented cost saving measures to offset lower crude oil prices which reduced our revenues and lowered our personnel and equipment utilization. Temporary price concessions and a decline in gross profits on propane sales also contributed to the overall decline in gross profits.

Gross profit for the six months ended June 30, 2015 declined $1.6 million or 16%, from the comparable quarter last year to $8.0 million. The decline in gross profit was primarily due to continuing labor costs during unexpected downtime caused by unseasonably warm weather in February and March of 2015 in the DJ Basin. Temporary price concessions and a decline in gross profits on propane sales also contributed to the overall decline in gross profits. In addition, several customers scaled back completion programs, deferred maintenance work, or implemented cost saving measures to offset lower crude oil prices which reduced our revenues or lowered both personnel and equipment utilization.

Gross profit as a percentage of revenue increased to 32% for the six months ended June 30, 2015 as compared to 29% for the comparable period last year. The largest impact on the gross profit percentage increase was due to the mathematical impacts of lower propane revenues and costs experienced in the first quarter of 2015 (see “Propane Impact Discussion” below) as compared to the same quarter last year.

Propane Impact Discussion:

In connection with our frac water heating services and hot oil services, the Company provides propane to certain customers on a cost plus basis. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will impact revenues, cost of revenues and gross profit percentages. Decreases in propane prices similar to what the Company experienced during the first half of 2015, will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of propane revenues and cost of revenue becomes a lower percentage of total revenues. Conversely, increases in propane prices will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenues and cost of revenue becomes a higher percentage of total revenues.

During the six months ended June 30, 2015, propane revenues for frac water heating and hot oil services decreased $6.6 million, or 66%, over the comparable six month period last year. The decline in propane revenues was due to a 44% decline in propane prices from the same period last year and a reduction in propane volumes related to customers providing their own propane or utilizing our new bi-fuel capabilities whereby customers provide natural gas or well gas as their fuel source reducing the amount of propane used and billed to customers. Although, the bi-fuel capabilities have reduced our overall propane revenues and costs, it has generated cost savings for our customers and allowed us to gain market share in several locations.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States and that more customers may utilize our bi-fuel capabilities.

General and Administrative Expenses:

For the quarter ended June 30, 2015, general and administrative expenses decreased $192,000 or 17%, from the comparable quarter last year due to lower consulting, corporate travel and investor relations costs attributable to our cost reduction efforts combined with lower professional fees and stock exchange fees than were incurred last year related to our NYSE MKT listing and shelf registration statement. These decreases were partially offset by a $108,000 increase in stock based compensation costs attributable to stock options granted over the past year.

For the six months June 30, 2015, general and administrative expenses increased 71,000, or 3%, from the comparable period last year primarily due to a $275,000 bonus accrual for management and key employees recorded during the first quarter of 2015. The board of directors approved payment of these discretionary bonuses based upon a review a compensation study prepared by our outside counsel that compared officer and director compensation to a group of peer companies within the oilfield service sector. This increase was offset by cost reductions discussed above.

Patent Litigation and Defense Costs:

Patent litigation and defense costs increased $56,000 and $323,000 during the three and six month ended June 30, 2015, respectively, over the comparable periods last year due to the increased legal fees related to the defense of the HOTF litigation described in Part II - Item 1 – Legal Proceedings. Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted HOTF patents and intend to continue to vigorously defend themselves against the Colorado lawsuits and challenge the validity of the underlying patents should the lawsuit resume.

See Part II - Item 1 – Legal Proceedings for recent developments in the HOTF litigation including a recent decision by U.S. District Court for the District of Colorado issued on July 20, 2015, to stay Company’s case with HOTF pending resolution of the North Dakota Court’s judgment invalidating the ‘993 Patent and the ‘993 Patent reexamination proceeding.

Depreciation and Amortization:

Depreciation and amortization expense for the three and six months ended June 30, 2015 increased $713,000, or 98%, and $1.4 million, or 97%, respectively, from the comparable periods last year primarily due to expansion of our frac water heating, hot oiling, and acidizing fleet in late 2014.

Income from operations:

For the quarter ended June 30, 2015, the Company recognized a loss from operations of $2.3 million compared to a loss of $1.2 million for the same quarter last year. The increase in loss from operations was primarily due to a $713,000 increase in depreciation and amortization associated with the Company’s recent fleet expansion. In addition, a decline in gross profits of $610,000 attributed to higher labor costs associated with our increased operations and geographic expansion combined with the impact of temporary price concessions also contributed to the lower income from operations.

For the six months ended June 30, 2014, the Company recognized income from operations of $2.7 million as compared to $6.0 million for the comparative period last year. Higher operating costs including a $323,000 increase in patent litigation and defense costs combined with a $1.4 million increase in depreciation and amortization costs associated with the Company’s fleet expansion were the primary reason for lower income from operations. In addition, a decline in gross profits of $1.6 million for the factors discussed above also contributed to the lower income from operations.

Management believes that the decline in our results of operations during 2015, in particular the increase in cost of revenues and depreciation expense reflects the result of a number of factors, including the unseasonably warm weather in the DJ Basin during the first quarter and the expenses attributable to increasing our capacity and geographical expansion. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding fleet and service areas as well as being able to quickly deploy our equipment from places of lesser utilization to places where they will be better utilized, our financial performance will continue to improve over the long run, although on a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the quarter ended June 30, 2015 increased 2% to $247,000 as compared to the same period last year. Higher average debt balances during the second quarter of 2015 as compared to the same period last year due to recent CAPEX programs were offset by a lower effective interest rate on our PNC credit facility which was approximately 3% during the quarter. Further, amortization of debt issuance costs for the quarter ended June 30, 2015 were $52,000 lower than the comparable quarter last year due to the re-amortization of debt costs for the PNC facility.

Interest expense for the six months ended June 30, 2015 increased slightly to $500,000 as compared to $495,000 for the same period last year. Similar to the quarterly discussion above, higher average debt balances during 2015 as compared to the same period in 2014 were offset by a lower effective interest rates on our PNC facility and lower amortization of debt issuance costs.

Income Taxes:

For the quarter ended June 30, 2015, the Company recognized income tax benefit of $950,000 on pre-tax net loss of approximately $2.6 million as compared to income tax benefit of $543,000 on pre-tax net loss of $1.4 million in 2014. The effective tax rate on income from operations was 37% for the quarter ended June 30, 2015. This rate is higher than the federal statutory corporate tax rate of 34% primarily due to state and local income taxes. See Note 6 Income Taxes in the notes to the accompanying audited consolidated financial statements for further details.

For the six months ended June 30, 2015, the Company recognized income tax expense of $905,000 on pre-tax net income of approximately $2.2 million as compared to income tax expense of $2.2 million on pre-tax net income of $5.5 million in 2014. The effective tax rate on income from operations was 41% for the six months ended June 30, 2015 as compared to 39% for the comparable period last year.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2015	2014	2015	2014
EBITDA*
(Loss) Income	$(1,614,511)	$(851,019)	$1,277,369	$3,334,937
Add Back (Deduct)
Interest Expense	247,220	241,903	500,431	495,428
Provision for income taxes (benefit) expense	(950,163)	(542,952)	904,554	2,151,412
Depreciation and amortization	1,439,838	726,424	2,762,772	1,403,888
EBITDA*	(877,616)	(425,644)	5,445,126	7,385,665
Add Back (Deduct)
Stock-based compensation	180,211	71,935	271,271	148,280
Patent litigation and defense costs	100,197	44,271	439,214	116,421
Loss (Gain) on sale and disposal of equipment	1,071	5,129	1,071	(9,237)
Interest and other income	(25,351)	(7,050)	(32,251)	(13,950)
Adjusted EBITDA*	$(621,488)	$(311,359)	$6,124,431	$7,627,179

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations decreased $310,000 to a negative $621,000 for the quarter ended June 30, 2015 as compared to a negative $311,000 for the same quarter last year. This decrease was primarily due to a $610,000 decrease in gross profit which was partially offset by a $192,000 decrease in general and administrative costs. Lower drilling and completion activity due to falling oil prices mitigated an increase in revenues that could have been achieved with our expanded fleet. As a result, higher labor, insurance, and site costs resulted in a lower gross profit as compared to the same period last year.

Adjusted EBITDA from operations for the six months ended June 30, 2015 decreased $1.5 million, or 20%, to $6.1 million as compared to $7.6 million for the same period last year. This decrease was primarily due to a $1.6 million decrease in gross profit. Unseasonably warm weather in the DJ Basin during the first quarter and lower drilling and completion activity due to falling oil prices mitigated an increase in revenues that could have been achieved with our expanded fleet. As a result, higher labor, insurance, and site costs resulted in a lower gross profit as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$6,542,346	$11,221,907	$12,714,213	$11,211,738
Net cash used in investing activities	(787,723)	(5,099,341)	(3,140,102)	(6,554,490)
Net cash used in financing activities	(5,772,647)	(1,614,311)	(9,767,747)	(902,735)
Net (Decrease) Increase in Cash and Cash Equivalents	(18,024)	4,508,255	(193,636)	3,754,513

Cash and Cash Equivalents, Beginning of Period	778,446	1,114,448	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$760,422	$5,622,703	$760,422	$5,622,703

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2015 and December 31, 2014 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	June 30, 2015	December 31, 2014

Current Assets	$7,982,811	$19,475,754
Total Assets	47,108,214	58,282,681
Current Liabilities	2,036,857	5,812,683
Total Liabilities	27,037,006	40,241,369

Stockholders’ equity	20,071,208	18,041,312

Working Capital (Current Assets net of Current Liabilities)	5,945,954	13,663,071
Long-term debt to Equity	0.97 to 1	1.65 to 1

Overview:

We have relied on primarily on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At June 30, 2015, we had approximately $760,000 of cash and cash equivalents and approximately $13.1 million available under our asset based revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association ("PNC") which provides for a five-year $40 million senior secured revolving credit facility. The facility replaced the Company’s prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement") and allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company has the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The interest rate at June 30, 2015 was 2.69% for the $17,000,000 of LIBOR Rate Loans and 4.25% for the $1,552,894 of Domestic Rate Loans.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, for the quarter ended June 30, 2015 and each subsequent fiscal quarter thereafter, measured as of the last day of each fiscal quarter based on trailing twelve month information.); and

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.50 to 1.0 for the quarter ended June 30, 2015 and each subsequent quarter, measured as of the last day of each fiscal quarter, adjusted EBITDA must be determined based on trailing twelve month information).

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

Working Capital:

As of June 30, 2015 the Company had working capital of approximately $5.9 million, a decrease in working capital of approximately $7.7 million as compared to our 2014 fiscal year end. The Company typically experiences a significant decline in working capital during the second quarter of the year as the Company collects a large portion of receivables generated from its previous heating season and utilizes the cash proceeds to pay down its PNC revolving credit facility or, as in the case of last year, fund capital expenditures. Even with the normal decrease in working capital, the Company’s current ratio improved to 3.9 to 1 as of June 30, 2015 as compared to 3.4 to 1 as of December 31, 2014.

During the six months ended June 30, 2015, the Company utilized cash proceeds from collections of accounts receivable to pay down the PNC revolving credit facility by $10.1 million.

Cash flow from Operating Activities:

Cash flow from operating activities during the quarter ended June 30, 2015 was $6.5 million as compared to $11.2 million during the comparable quarter last year. The decrease in cash flow from operations was primarily due to a lower net cash inflow from accounts receivable and higher net outflow due to the reduction of accounts payable and accrued liabilities for the quarter ended June 30, 2015 as compared to the same period last year.

Cash flow from operating activities during the six months ended June 30, 2015 was $12.7 million as compared to $11.2 million during the comparable period last year. The increase in cash flow from operations was primarily due to a higher net cash inflow from accounts receivable and prepaid expense and other current assets which were offset by a higher net outflow due to the reduction of accounts payable and accrued liabilities for the six months ended June 30, 2015 as compared to the same period last year.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended June 30, 2015 was $788,000 as compared to $5.1 million during the comparable quarter last year. The decrease in cash used in investing activities was primarily due to timing of purchases under the Company’s CAPEX programs. The $5.1 million of capital expenditures for the comparable quarter last year included equipment purchases and payments for trucks in process under the Company’s 2014 CAPEX program.

Cash flow used in investing activities during the six months ended June 30, 2015 was $3.1 million as compared to $6.6 million during the comparable period last year. The decrease in cash used in investing activities was primarily due to timing of equipment purchases under the Company’s 2014 CAPEX programs.

Cash flow from Financing Activities:

Cash used in financing activities for the quarter ended June 30, 2015 was $5.8 million as compared to $1.6 million for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs and capital spending. During the quarter ended June 30, 2015, the Company used excess cash flows from collection of receivables to reduce its PNC credit facility whereas in the same period in 2014, the Company used cash flow from operations to fund capital expenditures as opposed to paying down the credit facility.

Cash used in financing activities for the six months ended June 30, 2015 was $9.8 million as compared $903,000 for the comparable period last year. During 2015, the Company used excess cash flow from operations to pay down the PNC revolving credit facility whereas during the six months ended June 30, 2014, the Company used excess cash flows to fund purchases of equipment under the 2014 CAPEX program as opposed to paying down the credit facility.

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

As discussed above, in September 2014 the Company closed on a five-year, $30 million revolving credit facility, which was subsequently increased to $40 million in December 2014. As of August 7, 2015, the Company had $13.3 million available under the credit facility and plans to use the facility to fund working capital needs and to supplement future capital expenditures.

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

Capital Commitments and Obligations:

The Company’s capital obligations as of June 30, 2015 consists primarily of scheduled principal payments under certain term loans and operating leases as disclosed in the footnotes to our financial statements.  The Company does not have any scheduled principal payments under its five-year, $40 million revolving credit facility with PNC Bank until September 12, 2019 when the balance outstanding on the facility will be payable. However, the Company may need to make principal payments in the future depending upon collateral availability and our ability to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

As of August 14, 2015, the Company has not established a 2015 CAPEX program.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and six month periods ended June 30, 2015 and 2014 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. During the six months ended June 30, 2015, penalties and interest of $1,300 were included in income tax expense. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2011 through 2014 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

On October 10, 2014, the Company received service of a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”) naming the Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves filed a motion to transfer the case to Colorado and Enservco filed a motion to dismiss the case against it based on a lack of personal jurisdiction. On April 28, 2015, the Court in the Northern District of Texas found that it did not have personal jurisdiction over Enservco in Texas. The Court also granted Heat Wave’s motion and ordered that the case, which still includes Enservco as a co-defendant, be transferred to the District of Colorado.  On May 8, 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). The same complaint from Texas has been entered in the Colorado Case. Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. On July 17, 2015, the Company and HOTF jointly asked the U.S. District Court for the District of Colorado to stay the case pending appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below. On July 20, 2015, the Court granted the parties’ joint request and stayed the case pending resolution of appeal by HOTF and the pending ‘993 Patent reexamination proceeding referenced below.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claims of the asserted patents and intend to vigorously defend themselves in the Colorado Case, if necessary. Heat Waves offered on demand water heating services to the industry well before these patents were even filed.

Heat Waves is aware that HOTF has been involved in litigation dating back to January of 2013 with a group of energy companies that are seeking to, among other things, invalidate the ‘993 Patent (“North Dakota Case”). In January 2014, several of the energy companies filed a partial summary judgment motion to invalidate the ‘993 Patent. On March 31, 2015, the Court granted their summary judgment motion and found that the ‘993 Patent was invalid. Thereafter, the North Dakota Court entered a judgment on this issue in favor of these companies. In response, HOTF filed an appeal with the United States Court of Appeals for the Federal Circuit contesting this judgment as well as earlier orders entered by the Court. Once the North Dakota Court confirmed the appeal was premature, the parties jointly requested that the appeal be dismissed. On July 20, 2015, the appeal was dismissed based on the parties’ joint request. HOTF has indicated in the Colorado Case that it intends to appeal these same issues once the North Dakota Case goes to trial and the judgment regarding invalidity of the ‘993 Patent is made final.

The Company is also aware of another lawsuit in Texas in which a third party claimed that the ‘993 Patent was invalid. In light of the appeal, HOTF and the other parties in that action jointly asked the Texas Court to stay the case pending resolution of the appeal. On April 20, 2015, the Court granted their request and stayed the case. It is unclear how this case will proceed now that the appeal has been dismissed.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the United States Patent and Trademark Office (“USPTO”) granted a second request on July 1, 2014, to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. On February 11, 2015, the USPTO issued initial findings in the second reexamination proceeding that rejected all 99 claims of the ‘993 Patent as being unpatentable. HOTF filed a lengthy response with the USPTO on April 13, 2015 seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If the Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Texas case against Enservco and Heat Waves was transferred to the U.S. District Court for the District of Colorado. On July 17, 2015, the Company and HOTF jointly asked the U.S. District Court for the District of Colorado to stay the case pending resolution of the North Dakota Court’s judgment invalidating the ‘993 Patent. On July 20, 2015, the Court granted the request and stayed the Colorado Case. To the extent that Enservco and Heat Waves are unsuccessful in their defense, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact the Company’s business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from May 11, 2015 through August 7, 2015, there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 16, 2015, the Company entered into a third amendment to the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”), dated as of September 12, 2014, as previously amended by and among the Company, certain subsidiaries of the Company, and PNC Bank, National Association (“PNC”). The effect of the third amendment is to remove the requirement of the Company to carry business interruption insurance. In the event of default and for so long as the event of default continues, PNC may require the Company to carry business interruption coverage as is customary in the case of companies engaged in business similar to the Company. This disclosure is included in this Form 10-Q in lieu of reporting it pursuant to Item 1.01 of Form 8-K.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.1	Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated July 16, 2015. Filed herewith.
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
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

ENSERVCO CORPORATION

Date: August 14, 2015	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer and Chief
Executive Officer

Date: August 14, 2015	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer an
Principal Accounting Officer