Form 10-Q
period 2015-09-30
Enservco Corp
filed 2015-11-12
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

                                                                                

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 9, 2015
Common stock, $.005 par value	38,115,462

TABLE OF CONTENTS

Page
Part I – Financial Information
Item 1. Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$747,500	$954,058
Accounts receivable, net	3,212,609	14,679,858
Prepaid expenses and other current assets	1,287,107	1,540,667
Inventories	324,578	390,081
Income tax receivable	1,967,732	1,776,035
Deferred tax asset	135,055	135,055
Total current assets	7,674,581	19,475,754

Property and Equipment, net	37,105,534	37,789,004
Goodwill	301,087	301,087
Other Assets	686,939	716,836

TOTAL ASSETS	$45,768,141	$58,282,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,665,704	$5,472,163
Current portion of long-term debt	321,737	340,520
Total current liabilities	2,987,441	5,812,683

Long-Term Liabilities
Senior revolving credit facility	18,929,416	28,634,037
Long-term debt, less current portion	618,189	801,968
Deferred income taxes, net	4,623,748	4,992,681
Total long-term liabilities	24,171,353	34,428,686
Total liabilities	27,158,794	40,241,369

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 38,214,758 and 37,159,815 shares issued, respectively; 103,600 shares of treasury stock; and 38,111,158 and 37,056,215 shares outstanding, respectively	190,556	185,282
Additional paid-in-capital	13,684,972	12,751,389
Accumulated earnings	4,733,819	5,104,641
Total stockholders’ equity	18,609,347	18,041,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,768,141	$58,282,681

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$5,308,854	$5,748,754	$30,150,900	$38,285,655

Cost of Revenue	5,355,942	6,319,040	22,184,102	29,287,402

Gross Profit (Loss)	(47,088)	(570,286)	7,966,798	8,998,253

Operating Expenses
General and administrative expenses	954,831	1,220,877	3,115,557	3,310,518
Patent litigation and defense costs	53,844	63,386	493,058	179,807
Depreciation and amortization	1,489,352	884,964	4,252,124	2,288,852
Total operating expenses	2,498,027	2,169,227	7,860,739	5,779,177

Income (Loss) from Operations	(2,545,115)	(2,739,513)	106,059	3,219,076

Other Income (Expense)
Interest expense	(360,434)	(225,062)	(860,865)	(720,489)
Other income	22,642	21,775	53,822	44,962
Total other expense	(337,792)	(203,287)	(807,043)	(675,527)

Income (Loss) Before Tax Expense	(2,882,907)	(2,942,800)	(700,984)	2,543,549
Income Tax Benefit (Expense)	1,234,716	1,094,774	330,162	(1,056,639)
Net Income (Loss)	$(1,648,191)	$(1,848,026)	$(370,822)	$1,486,910

Other Comprehensive Income (Loss)	-	(3,735)	-	(7,025)

Comprehensive Income (Loss)	$(1,648,191)	$(1,851,761)	$(370,822)	$1,479,885

Earnings (Loss) per Common Share – Basic	$(0.04)	$(0.05)	$(0.01)	$0.04

Earnings (Loss) per Common Share – Diluted	$(0.04)	$(0.05)	$(0.01)	$0.04

Basic weighted average number of common shares outstanding	38,101,647	36,816,875	37,740,843	36,359,251
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	1,404,213
Diluted weighted average number of common shares outstanding	38,101,647	36,816,875	37,740,843	37,763,464

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(1,648,191)	$(1,848,026)	$(370,822)	$1,486,910
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,489,352	884,964	4,252,124	2,288,852
Loss (gain) on disposal of equipment	-	(507)	1,071	(9,744)
Deferred income taxes	(1,178,098)	(65,572)	(368,933)	64,259
Stock-based compensation	170,972	372,239	442,243	520,519
Amortization of debt issuance costs	32,265	63,174	90,048	225,823
Bad debt expense	8,205	41,807	21,050	91,807
Changes in operating assets and liabilities
Accounts receivable	657,071	246,640	11,446,199	7,889,279
Inventories	(19,733)	67,107	65,503	(61,614)
Prepaid expense and other current assets	(263,144)	326,095	278,560	(237,670)
Income taxes receivable	(62,091)	(56,887)	(191,697)	(56,887)
Other non-current assets	14,849	(381,758)	14,849	(395,759)
Accounts payable and accrued liabilities	958,066	1,372,675	(2,806,459)	729,921
Income taxes payable	-	(976,591)	-	(1,278,599)
Net cash provided by operating activities	159,523	45,360	12,873,736	11,257,097

INVESTING ACTIVITIES
Purchases of property and equipment	(429,623)	(6,155,517)	(3,574,725)	(12,760,006)
Proceeds from sale of equipment	-	-	5,000	50,000

Net cash used in investing activities	(429,623)	(6,155,517)	(3,569,725)	(12,710,006)

FINANCING ACTIVITIES
Net line of credit borrowings (payments)	376,522	13,763,001	(9,704,621)	13,763,001
Repayment on long-term debt	(34,703)	(11,324,687)	(202,562)	(12,481,676)
Payment of debt issuance costs	(100,000)	(163,962)	(100,000)	(163,962)
Proceeds from exercise of warrants	-	-	77,100	187,804
Proceeds from exercise of stock options	12,250	61,537	198,285	127,987
Excess tax benefits from exercise of options and warrants	3,109	-	221,229	-
Net cash provided by (used in) financing activities	257,178	2,335,889	(9,510,569)	1,433,154

Net Decrease in Cash and Cash Equivalents	(12,922)	(3,774,268)	(206,558)	(19,755)

Cash and Cash Equivalents, Beginning of Period	760,422	5,622,703	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$747,500	$1,848,435	$747,500	$1,848,435

Supplemental cash flow information:
Cash paid for interest	$219,192	$126,711	$841,252	$478,531
Cash paid for taxes	$2,362	$5,998	$9,236	$2,329,588

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$-	$364	$2,751	$7,532

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), HE Services LLC, and Real GC, LLC (collectively, the “Company”) as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers. The Company provides a reserve for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $84,400 and $100,000, respectively. For the three and nine months ended September 30, 2015, the Company recorded bad debt expense (net of recoveries) of $8,205 and $21,050, respectively. For the three and nine months ended September 30, 2014, the Company recorded bad debt expense (net of recoveries) of $41,807 and $91,807, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and nine month periods ended September 30, 2015 and 2014.

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

The Company is leasing a number of trucks and equipment in the normal course of business, which are recorded as operating leases. The Company records rental expense on its equipment operating leases over the lease term as it becomes payable; there are no rent escalation terms associated with these equipment leases. On a number of the equipment leases, purchase options exist allowing the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination and exercised purchase option. In October 2015, the Company exercised the purchase option on three frac heaters. There are no significant equipment leases outstanding as of November 12, 2015.

The Company has also in the past entered into several capital leases in order to acquire trucks and equipment. Each of these leases allows the Company to retain title of the equipment leased through the lease agreements upon final payment of all principal and interest due. The Company records the assets and liabilities associated with these leases at the present value of the minimum lease payments per the lease agreement. The assets are classified as property and equipment and the liabilities are classified as current and long-term liabilities based on the contractual terms of the agreements and their associated maturities. There are no outstanding capital leases as of September 30, 2015.

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

As of September 30, 2015 and 2014, there were outstanding stock options and warrants to acquire an aggregate of 3,635,169 and 3,891,063 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the nine months ended September 30, 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,404,213 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2014, the Company performed the annual impairment test and determined that no impairment existed. For the three and nine month periods ended September 30, 2015 and 2014, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the nine months ended September 30, 2015. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Stock-based Compensation

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award as described below, and is recognized over the requisite service period, which is generally the vesting period of the equity grant.

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent contractors, officers, and directors. The expected term of the options is based upon evaluation of historical and expected further exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

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

Reclassifications

        Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The Company reclassified $48,541 and $79,115 of site personnel costs from general and administrative expenses to cost of revenues on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014, respectively, to conform to 2015 presentation. The Company reclassified $63,386 and $179,807 of patent defense costs from general and administrative expenses to patent litigation and defense costs on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014, respectively, to conform to 2015 presentation.

Accounting Pronouncements

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015 the FASB agreed to defer the effective date by one year, the new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” to amend the guidance for amounts that are adjusted in a merger or acquisition. The standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014

Trucks and vehicles	$53,023,723	$48,020,268
Other equipment	3,154,538	3,135,916
Buildings and improvements	3,731,143	3,396,280
Trucks in process	417,509	2,366,758
Land	873,427	776,420
Disposal wells	391,003	367,330
Total property and equipment	61,591,343	58,062,972
Accumulated depreciation	(24,485,809)	(20,273,968)
Property and equipment - net	$37,105,534	$37,789,004

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. The commitment amount may be increased to $40 million, subject to certain conditions and approvals set forth in the 2014 Credit Agreement. In December 2014, the Company exercised the option to increase the commitment amount to $40 million. Under the 2014 Credit Agreement, there are no required principal payments until maturity in September 2019 and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at September 30, 2015 was 2.69% for the $18,500,000 of outstanding LIBOR Rate Loans and 4.25% for the $429,416 of outstanding Domestic Rate Loans.

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “First Amendment”) with respect to the 2014 Credit Agreement. The First Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank that eliminated a monthly fee of $12,500 paid to the guarantor of that indebtedness. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio. In July and October 2015, the Company entered into a third and fourth amendment, respectively, to the 2014 Credit Agreement with PNC.  The amendments were made to administrative terms of the agreement and did not modify any terms of the financial covenants.

As of September 30, 2015 and December 31, 2014, the Company had an outstanding loan balance of $18,929,416 and $28,634,037, respectively. The outstanding loan balance matures in September 2019. As of September 30, 2015, approximately $12.7 million was available under the revolving credit facility.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC which the Company designated as a fair value hedge against the variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement include a notional amount of $10 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 2.50% to 3.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 2.50% to 3.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the three and nine month periods ended September 30, 2015, the fair market value of the swap instrument decreased by $160,000 which was recorded as interest expense.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2015	2014

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$546,653	$677,204

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	215,000	242,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	106,294	115,317

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	71,979	107,967
Total	939,926	1,142,488
Less current portion	(321,737)	(340,520)
Long-term debt, net of current portion	$618,189	$801,968

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending September 30,
2016	$321,737
2017	159,178
2018	46,409
2019	48,205
2020	50,033
Thereafter	314,364
Total	$939,926

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
September 30, 2015
Derivative Instrument
Interest rate swap	$-	$160,000	$-	$160,000

The interest rate swap as of September 30, 2015 consists of a liability of $160,000 (classified within Accounts payable and accrued liabilities).

The Company’s derivative instrument (e.g. interest rate swap, or “swap”) is valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets therefore the derivative instrument is classified within Level 2 of the fair value hierarchy. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. The fair value estimate of the swap does not reflect its actual trading value.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2015 and 2014 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 8 – Commitments and Contingencies

Operating Leases

As of September 30, 2015, the Company leases facilities and certain trucks and equipment under lease commitments that expire through January 2021. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2016	$500,307
2017	374,358
2018	186,750
2019	189,750
2020	168,000
Thereafter	32,000
Total	$1,451,165

Equipment Purchase Commitments

As of September 30, 2015, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company has accrued a liability of approximately $85,000 as of September 30, 2015 for insurance claims that it anticipates paying in the future related to incidents that occurred during the period ended September 30, 2015.

Litigation

In October 2014, the Company was served with a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”), naming Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. In May 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. In July 2015, the Company and HOTF jointly asked the Colorado Court to stay the case pending any appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below, and on July 20, 2015, the Court granted the parties’ joint request. The Colorado case is now stayed pending resolution of appeal by HOTF of the Court’s invalidity ruling and the pending ‘993 Patent reexamination proceeding, also referenced below.

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that are seeking to, among other things, invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted defendants’ partial summary judgment motion, finding that the ‘993 Patent was invalid. The Court later entered a judgment on this issue, which may be appealed by HOTF once it is made final. In September 2015, a jury trial was conducted. The jury found, among other things, that HOTF represented to a customer of one of the accused defendants that HOTF had a valid patent and this representation was made in bad faith. The jury also found that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the defendant $750,000 in damages. The jury’s verdict is also subject to possible appeal by HOTF. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). The issue has been fully briefed and the Court has not yet ruled on this matter.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding, rejecting all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that the ‘993 Patent is found to be valid in both the North Dakota Case and through the pending reexamination with the USPTO, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Wave's could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Wave’s business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 9 – Stockholders Equity

Warrants

In conjunction with a private placement and subordinated debt conversion by the Company’s former Chairman, Mr. Michael D. Herman, in November 2012, the Company granted a one-half share warrant for every full share of common stock acquired by the equity investors or converted by Mr. Herman. As such, the Company granted warrants to purchase 4,960,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of September 30, 2015, 37,501 of these warrants remain outstanding.

In November 2012, the Company granted each of the principals of an existing investor relations firm warrants to acquire 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s assistance in creating awareness for the Company’s private placement. The warrants are exercisable at $0.55 per share and expire 5 years from date of grant. As of September 30, 2015, 112,500 of these warrants remain outstanding.

A summary of warrant activity for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2014	250,001	$0.64	2.29	$242,901
Issued for Services	-	-
Exercised	(100,000)	0.77
Forfeited/Cancelled	-
Outstanding at September 30, 2015	150,001	$0.55	2.17	$19,500

Exercisable at September 30, 2015	150,001	$0.55	2.17	$19,500

During the nine months ended September 30, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the nine months ended September 30, 2015.

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

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2015 the number of shares of common stock available under the 2010 Plan was reset to 5,558,432 shares based upon 37,056,215 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of September 30, 2015, there were options to purchase 3,485,168 shares outstanding under the 2010 Plan.

A summary of the range of assumptions used to value stock options granted for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015			2014

Expected volatility	-	116%	107	-	109%	116	-	124%
Risk-free interest rate	-	0.93%	0.75	-	0.86%	0.72	-	0.93%
Dividend yield	-	-		-			-
Expected term (in years)	-	2.5		3.4			3.0

During the nine months ended September 30, 2015, the Company granted options to acquire 1,123,500 shares of common stock with a weighted-average grant-date fair value of $1.19 per share. During the nine months ended September 30, 2015, options to acquire 720,333 shares of common stock were exercised by way of a cashless exercise whereby the option holders elected to receive 550,276 shares of common stock without payment of the exercise price and the remaining options for 170,057 shares were cancelled. The options had an intrinsic value of $1,131,371 at the time of exercise. In addition, options to acquire 404,667 shares of common stock were exercised for cash payments of $198,285. The options had an intrinsic value of $423,837 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Granted	1,123,500	1.75
Exercised	(1,125,000)	0.48
Forfeited or Expired	(13,500)	2.06
Outstanding at September 30, 2015	3,485,168	$1.31	2.78	$173,433

Vested or Expected to Vest at September 30, 2015	3,485,168	$1.31	2.78	$173,433
Exercisable at September 30, 2015	2,151,499	$1.03	1.87	$173,433

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2015.

During the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation costs for stock options of $442,243 and $520,519, respectively in general and administrative expenses. During the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation for stock options of $170,972 and $372,239, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2014	498,504	$1.05
Granted	1,123,500	1.19
Vested	(277,835)	0.80
Forfeited	(10,500)	1.48
Non-vested at September 30, 2015	1,333,669	$1.22

As of September 30, 2015, there was $1,223,590 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.9 years.

Note 11 – Related Party Transactions

Sale of Equipment:

On February 3, 2014, the Board of Directors approved the sale of two trucks and a trailer to an entity owned 50% by the Company’s former Chairman for $50,000. The equipment had not been in service for over two years and was not economically feasible for the Company to repair and return to service. The Company was holding this equipment primarily for salvage purposes. At the time of the sale, the equipment had a net book value of $38,000 which resulted in a gain of $12,000. The Company believes the price paid was at least equal to the fair market value of the units had they been sold through auction or in the open market.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2015 and 2014, and our financial condition, liquidity and capital resources as of September 30, 2015, and December 31, 2014. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

●	our history of losses and working capital deficits which, at times, were significant;
●	adverse weather and environmental conditions;
●	reliance on a limited number of customers;
●	our dependence upon and ability to retain key members of our senior management and key technical employees;
●	impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy;
●	changes in tax laws;
●	the effects of competition;
●	the effect of seasonal factors;
●	the risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto;
●	further sales or issuances of our common stock and the price and volume volatility of our common stock; and
●	our common stock’s limited and volatile trading history.

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

The Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in its current core operating assets and equipment provided it can do so on reasonable terms and conditions. The Company will most likely require additional debt or equity financing to fund the costs necessary to expand the services it offers. There can be no assurance that the Company will be able to raise outside capital or have access to outside funding on reasonable terms, if at all.

RESULTS OF OPERATIONS

The following table shows selected financial data and operating results for the periods noted. Following the table, please see management’s discussion of significant changes.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
FINANCIAL RESULTS:
Revenues	$5,308,854	$5,748,754	$30,150,900	$38,285,655
Cost of Revenue	5,355,942	6,319,040	22,184,102	29,287,402
Gross Profit (Loss)	(47,088)	(570,286)	7,966,798	8,998,253
Gross Margin	(1)%	(10)%	26%	24%

Income (Loss) From Operations	$(2,545,115)	$(2,739,513)	$106,059	$3,219,076
Net Income (Loss)	$(1,648,191)	$(1,848,026)	$(370,822)	$1,486,910
Earnings (Loss) per Common Share – Diluted	$(0.04)	$(0.05)	$(0.01)	$0.04
Diluted weighted average number of common shares outstanding	38,101,647	36,816,875	37,740,843	37,763,464

OTHER:
Adjusted EBITDA*	$(830,947)	$(1,418,924)	$5,293,484	$6,208,254
Adjusted EBITDA* Margin	(16)%	(25)%	18%	16%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

We have had challenging market conditions since the October 2014, when crude oil prices were in excess of $100 per barrel, to the present, when prices are less than $50 per barrel. Despite these challenging market conditions, revenues from our core well enhancement services for the quarter ended September 30, 2015 remained flat as compared to the comparative quarter last year, and our gross profit (loss), net income (loss) and Adjusted EBITDA for the quarter ended September 30, 2015 improved considerably over the same quarter in 2014. Incremental revenues from our geographic expansion into the Eagle Ford Shale and Tioga acquisition last November were offset by lower revenues in other locations due to overall decline in drilling, completion, and maintenance activities attributable to lower crude oil and gas prices. We believe our continued geographic expansion into the Eagle Ford Shale and cost management/reduction efforts have helped us to weather the current industry downturn better than some of our peers in the oilfield service sector.

Revenues for the quarter ended September 30, 2015, which is typically our slowest quarter of the year due to limited heating revenues, declined to $5.3 million as compared to $5.7 million for the same quarter last year primarily due to a $389,000 decline in fluid management service and other revenues.

Gross profit (loss) improved by $523,000, or 92%, during the quarter ended September 30, 2015 as compared to the same quarter last year. The improvement was primarily due to managements’ successful efforts to reduce operating costs associated with labor, equipment repairs and maintenance, and supplies. Lower diesel prices from the comparable quarter last year also contributed to the lower cost of operations. These improvements were offset by price concessions and discounts to our customers which reduced our gross profit by approximately $278,000.

Net loss for the quarter ended September 30, 2015 improved slightly to a loss of $1.6 million or $(0.04) per share as compared to a loss of $1.8 million or $(0.05) per share for the comparable period last year despite a 68% increase in depreciation and amortization expense during the quarter related to our recent fleet expansion. Adjusted EBITDA, which is typically negative in the third quarter due to the seasonal drop in revenues and the fixed cost components in our cost of revenues, improved $588,000, or 41%, to an Adjusted EBITDA loss of $831,000. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Revenues for the nine months ended September 30, 2015 declined $8.1 million, or 21%, to $30.2 million as compared to $38.3 million for the same period last year. This decrease was primarily due to a $6.6 million decline in propane revenues related to frac water heating and hot oil services with a majority of this decrease occurring during the first quarter. Propane costs declined $6.2 million during the comparative period. A $1.3 million dollar decline in lower margin fluid management service revenues also contributed to the revenue decline.

Gross profits for the nine months ended September 30, 2015 decreased $1.0 million, or 11%, from the comparable period last year. Reduced drilling and completion activities attributable to lower crude oil and gas prices, heavy rainfall in the Midwest during the second quarter, and abnormally warm weather in the DJ Basin during the first quarter 2015 all contributed to lower gross profits. Adjusted EBITDA for the nine months ended September 30, 2015 was $5.3 million, or 18%, of revenues as compared to $6.2 million, or 16% of revenues, for the comparable period last year.

Industry Overview

The decline in crude oil prices over the last year has resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions from vendors, and reducing or delaying certain maintenance related work to save costs. Although the Company has been able to partially mitigate the impact of these decisions by increasing market share and deploying resources to more active basins, our revenue growth and operating margins have been impacted by pricing concessions and postponement of hot oiling and acidizing maintenance work. Price concessions granted to customers were 5.2% and 3.6% of total revenues for the three and nine months ended September 30, 2015, respectively.

The impact of pricing pressure from our customers during the nine months ended September 30, 2015 was primarily felt in our hot oiling operations where, due to the declining price of crude oil, we offered up to a 10% discount to customers in several markets in order to retain and increase our market share. These price concessions amounted to less than 6% of overall hot oil revenues. In addition, some customers are delaying their routine hot oiling and acidizing maintenance work. We anticipate a rebound in this work similar to the last down cycle as the deferred maintenance eventually needs to be done to maintain production and protect the efficiency of a well.

Revenue Details

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenue by service offering and geographic region during the three and nine months ended September 30, 2015 and 2014:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2015	2014	2015	2014
BY SERVICE OFFERING:
Well Enhancement Services (1)	$3,375,722	$3,426,850	$24,596,063	$31,425,655

Fluid Management and Other (2)	1,933,132	2,321,904	5,554,837	6,860,000

Total Revenues	$5,308,854	$5,748,754	$30,150,900	$38,285,655

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following tables set forth revenue by service offering and geographic region during the three and nine months ended September 30, 2015 and 2014:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2015	2014	2015	2014
BY GEOGRAPHY:
Rocky Mountain Region (3)	$2,419,921	$2,793,475	$17,584,921	$21,296,043

Eastern USA Region (4)	188,818	180,113	4,789,075	7,513,845

Central USA Region(5)	2,700,115	2,775,166	7,776,904	9,475,767

Total Revenues	$5,308,854	$5,748,754	$30,150,900	$38,285,655

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal, frac tank rental, and construction and roustabout services.
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

(5)	Includes the Eagle Ford Shale (South Texas), Mississippi Lime and Hugoton Field (Kansas, Oklahoma, and Northern Texas). Both Dillco and Heat Waves engage in business operations in this region.

Revenues:

Well Enhancement Services

For the three months ended September 30, 2015, well enhancement service revenues were relatively flat compared with the same period in the prior year at $3.4 million. Incremental revenues from our expansion into the Eagle Ford Shale and our Tioga acquisition last November were offset by lower hot oil revenues related to the completion of special projects in the DJ Basin and Bakken last year.

For the nine months ended September 30, 2015, well enhancement service revenues decreased $6.8 million, or 22%, primarily due to a $6.6 million decrease in propane revenues. Despite a significant increase in our heating capacity as described in the following table, revenue growth attributable to new equipment was limited due to unseasonably warm weather in the DJ Basin of Colorado during the first quarter of 2015 and scaled back drilling and completion activity across the industry due to falling crude oil prices. Additional decreases resulted from the postponement of recurring maintenance acidizing programs due to falling oil prices and change in ownership of producing properties.

The following table details the change in heating capacity for the three and nine months ended September 30, 2015:

	Frac Water Heater Burner Boxes (1)		Hot Oil Trucks
	Q3 2015	YTD 2015	Q3 2015	YTD 2015

Net Additions	-	-	-	7
Ending Units	81	81	58	58

Average Equivalent Units (2)	81.0	81.0	58.0	57.2
Average Equivalent Units – Last Year	44.0	43.2	31.2	28.4
Change from same period last year	37.0	37.8	26.8	28.8
Increase in Equivalent Heating Capacity (3)	84%	88%	86%	101%

Notes to table:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represent the average number of trucks or burner boxes in service during the period represented.
(3)	The increase in equivalent heating capacity represents the percentage change in equivalent units during the period over the equivalent units for the same period last year.

As described above, the third quarter is typically our slowest quarter due to the warm weather which limits our frac water heating revenues. As such, frac water heating revenues were less than 1% of total revenues for the three months ended September 30, 2015 and 2014.

Frac water heating revenues for the nine months ended September 30, 2015 decreased $5.9 million, or 29%, primarily due to a $6.1 million decrease in propane revenues. Propane revenues, which are currently billed to customers on a cost plus basis, declined significantly due to a 44% decline in propane prices from the comparable period last year combined with a 43% drop in propane usage. Several customers took advantage of our bi-fuel capabilities and provided natural gas or well gas to use as our fuel source thereby reducing the amount of propane used and billed to customers. Excluding the decline in propane revenues, frac water heating services increased $228,000 as compared to the same period last year. Unseasonably warm weather in the DJ Basin in February and March combined with our customers’ reductions in drilling and completion programs across our various service territories beginning in March limited the amount of incremental revenue we could generate from our recent fleet expansion.

Hot oil revenues for the three months ended September 30, 2015 increased $50,000, or 2%, from the comparable period last year. Incremental hot oil service revenues from our continued expansion into Texas and Tioga acquisition were offset by lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell approximately 37% from the comparable quarter last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. A decline in hot oil work tied to well completion activities by a customer in the Bakken Field and the completion of a hot oil project by a customer in the DJ Basin contributed to the lower equipment utilization. During the third quarter, the Company continued to grant pricing concessions of up to 10% to customers in several markets in order to retain and increase market share. These price concessions amounted to less than 6% of overall hot oil revenues.

Hot oil revenues for the nine months ended September 30, 2015 declined $566,000, or 6% from the comparable period last year, primarily due to a $427,000 decline in propane revenues and other factors that impacted the third quarter revenues discussed in the preceding paragraph.

Acidizing revenues for the three and nine months ended September 30, 2015 declined $74,000 and $457,000, or 10% and 24%, respectively from the comparable periods last year. Despite an increase in acidizing fleet from three units in 2014 to seven units at September 30, 2015, revenue growth was hampered by falling oil prices and changes in ownership of producing properties that resulted in customers’ postponement of recurring maintenance acidizing programs. The Company has lowered prices on some of its chemicals and partnered with chemical suppliers to develop new cost effective acid programs in an effort to increase acidizing revenues going forward.

Fluid Management and Other:

Fluid management service and other revenues, which represent approximately 18% of our year to date annual revenues, declined $389,000, or 17%, during the quarter ended September 30, 2015 as compared to same quarter last year. The decline was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and loss of certain low margin business. In addition, the Company scaled back or elected not to provide certain low margin water hauling services in the DJ Basin and Marcellus/Utica Basin. For the nine months ended September 30, 2015, fluid management service and other revenues declined $1.3 million, or 19%, from the comparable period last year primarily due to the reasons already stated for the quarter.

Geographic Areas:

Revenues in the Rocky Mountain region declined $374,000, or 13%, for the quarter ended September 30, 2015 as compared to the same quarter last year. Incremental hot oil revenues from our Tioga acquisition in late 2014 were offset by a decline in hot oil revenues in other locations. The decline was due to price concessions and lower equipment utilization during the third quarter related to reduced completion activities in the Bakken Field and the completion of a hot oil project in the DJ Basin in early 2015. Additionally, a decrease in propane revenue of $97,000 contributed to the decline.

For the nine months ended September 30, 2015, revenues in the Rocky Mountain region decreased $3.7 million, or 17%, from the comparable period last year primarily due to a $4.3 million decrease in propane revenues. Excluding the decline in propane, revenues in this region increased $616,000 primarily due to the incremental frac water heating and hot oil revenues of approximately $2.8 million from our Tioga acquisition. Despite this increase, our frac water heating revenues in the DJ Basin were impacted by the unseasonably warm weather in February and March. The frac water heating revenue increase was offset by lower hot oil revenues attributable to lower equipment utilization as discussed above.

Revenues in the Eastern USA region increased $9,000, or 5%, during the quarter ended September 30, 2015 as compared to same quarter last year. Increased hot oil service revenues was offset by a decline in fluid management services as the Company scaled back its low margin water hauling services. For the nine months ended September 30, 2015, revenues decreased $2.7 million from the comparable period last year primarily due to a $1.9 million decrease in propane revenues. Excluding the impact of propane prices, an increase in hot oil revenues due to attaining new customers was more than offset by a decline in frac water heating revenues during the first quarter as industry 2015 drilling and completion programs were cut due to falling crude oil and natural gas prices.

Revenues in the Central USA region decreased $75,000, or 3%, for the quarter ended September 30, 2015 as compared to the same quarter last year. The increase in hot oil services revenues of $730,000 resulting from our geographic expansion into the Eagle Ford Shale was offset by a decline in well enhancement and fluid management services within the Hugoton Basin. For the nine months ended September 30, 2015, revenues in the region declined $1.7 million, or 18%, from the comparative period last year in part due to a $345,000 decline in propane revenues. Additional declines were caused by heavy rains during the second quarter in both Kansas and Texas which impacted road conditions and limited our ability to provide water hauling, acidizing and hot oil services to our customers. This decrease was offset by incremental revenues from our expansion of services into the Eagle Ford Basin.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season”, are significantly higher than revenues earned during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

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

Cost of Revenues:

Cost of revenues for the quarter ended September 30, 2015 decreased $963,000, or 15%, from the comparable quarter last year primarily due to lower labor, equipment repairs and maintenance, and supply costs as a result of managements’ cost reduction efforts. In addition, lower fuel costs attributable to declining diesel prices and lower insurance costs due to the timing of workers’ compensation insurance audit adjustments also contributed to the lower cost of revenues.

Cost of revenues for the nine months ended September 30, 2015 decreased $7.1 million, or 24%, from the comparable period last year, primarily due to a $6.2 million decline in propane costs. Excluding the decline in propane costs, cost of revenues decreased $886,000, or 4%, from the comparable period last year. As stated above, the decrease in operating costs was due to cost reduction programs and was partially offset by increased labor costs from our expanded operations in Texas and North Dakota.

Gross Profit:

Gross profit (loss) improved $523,000, or 92%, to a loss of $47,000 during the quarter ended September 30, 2015 as compared to the same quarter last year. The increase in gross profit was due to successful efforts to reduce operating costs associated with labor, repairs and maintenance, and supplies along with the reduction in fuel and insurance costs as described above. The improvement in gross profit due to the decrease in operating costs was offset by price concessions to our customers of $278,000 for the three months ended September 30, 2015.

Gross profit for the nine months ended September 30, 2015 declined $1.0 million, or 11%, from the comparable period last year to $8.0 million. The decline in gross profit was primarily due to continuing labor costs during unexpected downtime caused by unseasonably warm weather in February and March of 2015 in the DJ Basin. Price concessions and a decline in gross profit on propane sales also contributed to the overall decline in gross profit. In addition, several customers scaled back completion programs, deferred maintenance work, or implemented cost saving measures to offset lower crude oil prices which reduced our revenues or lowered both personnel and equipment utilization.

Gross profit as a percentage of revenue increased to 26% for the nine months ended September 30, 2015 as compared to 24% for the comparable period last year. The largest impact on the gross profit percentage increase was due to the mathematical impacts of lower propane revenues and costs experienced in the first quarter of 2015 (see “Propane Impact Discussion” below) as compared to the same quarter last year.

Propane Impact Discussion:

In connection with our frac water heating services and hot oil services, the Company provides propane to certain customers on a cost plus basis. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will impact our revenues, cost of revenues and gross profit percentages. Decreases in propane prices similar to what the Company experienced during the first half of 2015, will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of propane revenues and cost of revenue becomes a lower percentage of total revenues. Conversely, increases in propane prices will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenues and cost of revenue becomes a higher percentage of total revenues.

During the nine months ended September 30, 2015, propane revenues for frac water heating and hot oil services decreased $6.6 million, or 64%, over the comparable nine month period last year. The decline in propane revenues was due to a 44% decline in propane prices from the same period last year and a reduction in propane volumes related to customers providing their own propane or utilizing our bi-fuel capabilities whereby customers provide natural gas or well gas as their fuel source reducing the amount of propane used and billed to customers. Although, the bi-fuel capabilities have reduced our overall propane revenues and costs, it has generated cost savings for our customers and allowed us to gain market share in several locations.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States and that more customers may utilize our bi-fuel capabilities.

General and Administrative Expenses:

For the quarter ended September 30, 2015, general and administrative expenses decreased $266,000, or 22%, from the comparable quarter last year primarily due to a $200,000 net decrease in noncash stock-based compensation costs from the comparable quarter last year. Stock-based compensation costs were higher during the comparable quarter last year due to an initial stock grant to an independent director. Lower costs attributable to cost reduction efforts combined with lower professional fees from the evaluation of certain acquisition opportunities last year contributed to the decline in general and administrative expenses above.

For the nine months September 30, 2015, general and administrative expenses decreased $195,000, or 6%, from the comparable period last year primarily due lower consulting, corporate travel and investor relations costs attributable to our cost reduction efforts, combined with lower professional fees and stock exchange fees that were incurred last year related to our NYSE MKT listing and shelf registration statement. The aforementioned decreases were offset by a $275,000 bonus accrual for management and key employees recorded during the first quarter of 2015. The board of directors approved payment of these discretionary bonuses based upon a review a compensation study prepared by our outside counsel that compared officer and director compensation to a group of peer companies within the oilfield service sector.

Patent Litigation and Defense Costs:

Patent litigation and defense costs during the quarter ended September 30, 2015 declined to $54,000 as compared to $63,000 for the comparable quarter last year. As discussed in Legal Proceedings below, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay Company’s case with HOTF pending resolution of the North Dakota Court’s judgment invalidating the ‘993 Patent and the ‘993 Patent reexamination proceeding. As a result, legal costs during the third quarter were minimal as compared to first and second quarter of this year when the case was more active.

Enservco and Heat Waves deny that they are infringing upon any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until or if such time as the Colorado Case is resumed.

Depreciation and Amortization:

Depreciation and amortization expense for the three and nine months ended September 30, 2015 increased $604,000, or 68%, and $2.0 million, or 86%, respectively, from the comparable periods last year primarily due to expansion of our frac water heating, hot oiling, and acidizing fleet in late 2014.

Income from operations:

For the quarter ended September 30, 2015, the Company recognized a loss from operations of $2.5 million compared to a loss of $2.7 million for the same quarter last year. The decrease in loss from operations was primarily due to the improvement in gross profit of $523,000 and a decrease in general and administrative expenses as described above, which was offset by a $604,000 increase in depreciation and amortization associated with the Company’s recent fleet expansion.

For the nine months ended September 30, 2015, the Company recognized income from operations of $106,000 as compared to $3.2 million for the comparative period last year. The decline is primarily due to a $2.0 million increase in depreciation and amortization costs associated with the Company’s fleet expansion. Other factors include a $313,000 increase in patent litigation and defense costs, and a decline in gross profit of $1.0 million for the factors discussed above.

Management believes that the decline in results of operations during 2015, particularly the increase in cost of revenues and depreciation expense, reflects a number of factors including the unseasonably warm weather in the DJ Basin during the first quarter and the expenses attributable to increasing our capacity and geographical expansion. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanding fleet and service areas as well as being able to quickly deploy our equipment from places of lesser utilization to places where they will be better utilized, our financial performance will continue to improve over the long run. On a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the quarter ended September 30, 2015 increased 60% to $360,000 as compared to the same period last year. Higher average debt balances during the third quarter of 2015 as compared to the same period last year combined with the additional interest expense of $160,000 related to the fair market adjustment on the PNC interest rate swap were the primary reasons for the increase above. These increases were offset by a lower effective interest rate on our PNC credit facility (which was approximately 3% during the quarter) and lower amortization of debt issuance costs due to the re-amortization of debt costs for the PNC facility.

Interest expense for the nine months ended September 30, 2015 increased $140,000, or 19%, to $861,000 as compared to $720,000 for the same period last year. Similar to the quarterly discussion above, higher average debt balances during 2015 as compared to the same period in 2014 and additional interest expense associated with the interest rate swap were offset by a lower effective interest rates on our PNC facility and lower amortization of debt issuance costs.

Income Taxes:

For the quarter ended September 30, 2015, the Company recognized an income tax benefit of $1.2 million on pre-tax net loss of approximately $2.9 million as compared to an income tax benefit of $1.1 million on pre-tax net loss of $2.9 million in 2014. The effective tax rate on income from operations was 43% for the quarter ended September 30, 2015. This rate is higher than the federal statutory corporate tax rate of 34% primarily due to state and local income taxes.

For the nine months ended September 30, 2015, the Company recognized an income tax benefit of $330,000 on pre-tax net loss of approximately $701,000 as compared to an income tax expense of $1.1 million on pre-tax net income of $2.5 million in 2014. The effective tax rate on income from operations was 47% for the nine months ended September 30, 2015 as compared to 41% for the comparable period last year. The increase in effective tax rate during the three and nine months ended September 30, 2015 from the comparable periods last year was primarily due to higher permanent differences related to stock based compensation.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2015	2014	2015	2014
EBITDA*
Income (Loss)	$(1,648,191)	$(1,848,026)	$(370,822)	$1,486,910
Add Back (Deduct)
Interest Expense	360,434	225,062	860,865	720,489
Provision for income taxes (benefit) expense	(1,234,716)	(1,094,774)	(330,162)	1,056,639
Depreciation and amortization	1,489,352	884,964	4,252,124	2,288,852
EBITDA*	(1,033,121)	(1,832,774)	4,412,005	5,552,890
Add Back (Deduct)
Stock-based compensation	170,972	372,239	442,243	520,519
Patent litigation and defense costs	53,844	63,386	493,058	179,807
(Gain) Loss on sale and disposal of equipment	-	(507)	1,071	(9,744)
Interest and other income	(22,642)	(21,268)	(54,893)	(35,218)
Adjusted EBITDA*	$(830,947)	$(1,418,924)	$5,293,484	$6,208,254

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

EBITDA is defined as net income (earnings), before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s ongoing operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain on sale of investments, loss on disposal of assets, patent litigation and defense costs, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations improved $588,000 to a loss of $831,000 for the quarter ended September 30, 2015 as compared to a loss of $1.4 million for the same quarter last year. This increase was primarily due to a $523,000 improvement in gross profit discussed above.

Adjusted EBITDA from operations for the nine months ended September 30, 2015 decreased $915,000, or 15%, to $5.3 million as compared to $6.2 million for the same period last year. This decrease was primarily due to a $1.0 million decrease in gross profit. Unseasonably warm weather in the DJ Basin during the first quarter and lower drilling and completion activity due to falling oil prices mitigated an increase in revenues that could have been achieved with our expanded fleet.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$159,523	$45,360	$12,873,736	$11,257,097
Net cash used in investing activities	(429,623)	(6,155,517)	(3,569,725)	(12,710,006)
Net cash provided by (used in) financing activities	257,178	2,335,889	(9,510,569)	1,433,154
Net (Decrease) Increase in Cash and Cash Equivalents	(12,922)	(3,774,268)	(206,558)	(19,755)

Cash and Cash Equivalents, Beginning of Period	760,422	5,622,703	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$747,500	$1,848,435	$747,500	$1,848,435

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2015 and December 31, 2014 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	September 30, 2015	December 31, 2014

Current Assets	$7,674,581	$19,475,754
Total Assets	45,768,141	58,282,681
Current Liabilities	2,987,441	5,812,683
Total Liabilities	27,158,794	40,241,369

Stockholders’ equity	18,609,347	18,041,312

Working Capital (Current Assets net of Current Liabilities)	4,687,140	13,663,071
Long-term debt to Equity	1.05 to 1	1.63 to 1

Overview:

We have relied on primarily on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At September 30, 2015, we had approximately $748,000 of cash and cash equivalents and approximately $12.7 million available under our asset based revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association ("PNC") which provides for a five-year $40 million senior secured revolving credit facility. The facility replaced the Company’s prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement") and allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company has the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. The interest rate at September 30, 2015 was 2.69% for the $18,500,000 of LIBOR Rate Loans and 4.25% for the $429,416 of Domestic Rate Loans.

The PNC credit facility has certain customary financial covenants that include, among others:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, for the quarter ended September 30, 2015 and each subsequent fiscal quarter thereafter, measured as of the last day of each fiscal quarter based on trailing twelve month information.); and

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.50 to 1.0 for the quarter ended September 30, 2015 and each subsequent quarter, measured as of the last day of each fiscal quarter, adjusted EBITDA must be determined based on trailing twelve month information).

These financial covenants could restrict our ability to secure additional debt financing or access funds under our revolving credit facility. The Company is in compliance with all debt covenants as of September 30, 2015.

The Company used the facility to fund a portion of its 2014 capital expenditures and consolidate its existing PNC equipment term loan and other equipment loans at a lower average interest rate. The Company intends to use the facility to supplement future capital expenditures and to fund working capital needs.

Interest Rate Swap:

On September 17, 2015 the Company entered into an Interest Rate Swap Agreement (“swap”) with PNC with a notional value of $10,000,000 in order to hedge the future cash flow requirements for the variable interest rate associated with the PNC Senior Credit Facility. The floating variable interest rate associated with the senior credit facility of LIBOR plus applicable margin ranging from 2.50% to 3.50% was swapped for a fixed rate of 1.88% plus the applicable margin of 2.50% to 3.50% from September 21, 2016 through the duration of the loan (September 12, 2019). The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the three months ended September 30, 2015, the fair market value of the swap instrument decreased by $160,000 due to the respective change in the LIBOR interest rate curve. The change in fair value of $160,000 was recorded as interest expense for the three months ended September 30, 2015.

Working Capital:

As of September 30, 2015 the Company had working capital of approximately $4.7 million, a decrease in working capital of approximately $9.0 million as compared to our 2014 fiscal year end. The Company typically experiences a decline in working capital during the second and third quarter of the year as the Company collects a large portion of receivables generated from its previous heating season and utilizes the cash proceeds to pay down its PNC revolving credit facility or, as in the case of last year, fund capital expenditures.

During the nine months ended September 30, 2015, the Company utilized cash proceeds from collections of accounts receivable to pay down the PNC revolving credit facility by $9.7 million.

Cash flow from Operating Activities:

Cash flow from operating activities during the quarter ended September 30, 2015 was $160,000 as compared to $45,000 during the comparable quarter last year. Overall cash flow from operating activities during the third quarter is minimal due to low gross profit as a result of insignificant frac water heating revenues due to warmer temperatures.

Cash flow from operating activities during the nine months ended September 30, 2015 was $12.9 million as compared to $11.3 million during the comparable period last year. The increase in cash flow from operations was primarily due to a higher net cash inflow from accounts receivable and prepaid expense and other current assets which were offset by a higher net outflow due to the reduction of accounts payable and accrued liabilities for the nine months ended September 30, 2015 as compared to the same period last year.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended September 30, 2015 was $430,000 as compared to $6.2 million during the comparable quarter last year. The decrease in cash used in investing activities was primarily due to timing of purchases under the Company’s 2014 CAPEX programs. The $6.2 million of capital expenditures for the comparable quarter last year included equipment purchases and payments for trucks in process under the Company’s 2014 CAPEX program.

Cash flow used in investing activities during the nine months ended September 30, 2015 was $3.6 million as compared to $12.7 million during the comparable period last year. The decrease in cash used in investing activities was primarily due to timing of equipment purchases under the Company’s 2014 CAPEX programs. The majority of the $3.6 million of capital expenditures during 2015 was expended during the first quarter as the Company wrapped up its 2014 CAPEX program.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended September 30, 2015 was $257,000 as compared to $2.3 million for the comparable period last year. The change was primarily due to the timing of borrowings and payments under the PNC revolving credit facility related to working capital needs and capital spending.

Cash used in financing activities for the nine months ended September 30, 2015 was $9.5 million as compared to $1.4 million of cash provided by financing activities for the comparable period last year. During 2015, the Company used excess cash flow from operations to pay down the PNC revolving credit facility. During the nine months ended September 30, 2014, the Company used excess cash flows to fund purchases of equipment under the 2014 CAPEX program as opposed to paying down the credit facility.

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

As discussed above, in September 2014 the Company closed on a five-year, $30 million revolving credit facility, which was subsequently increased to $40 million in December 2014. As of November 5, 2015, the Company had $12.0 million available under the credit facility. As required under the 2014 Credit Agreement, a semi-annual appraisal of the Company’s equipment is currently being conducted and could reduce the amount of availability under the revolving credit facility. The Company plans to use the facility to fund working capital needs and to supplement future capital expenditures.

The Company has a current and effective Registration Statement on Form S-3. The Form S-3 provides the Company with the flexibility to offer and sell from time to time, up to $50 million of the Company’s common stock in order to supplement our cash flows from operations and financing activities. The Company currently does not have any immediate plans to sell securities under the shelf registration statement, but plans to maintain the registration statement in the event there is a need to supplement its existing capital resources.

Capital Commitments and Obligations:

The Company’s capital obligations as of September 30, 2015 consists primarily of scheduled principal payments under certain term loans as disclosed in the footnotes to our financial statements.  The Company does not have any scheduled principal payments under its five-year, $40 million revolving credit facility with PNC Bank until September 12, 2019 when the balance outstanding on the facility will be payable. However, the Company may need to make principal payments in the future depending upon collateral availability and our ability to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

As of November 5, 2015, the Company continues to evaluate market conditions and has no significant CAPEX plans.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the guarantees made by Enservco (as the parent Company) on various loan agreements and operating leases disclosed in Note 8 to the Condensed Consolidated Balance Sheet, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three and nine month periods ended September 30, 2015 and 2014 are not indicative of quarterly revenues through the remainder of the fiscal year.

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

Stock-based Compensation

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent consultants, officers, and directors. The expected term of the options is based upon evaluation of historical and expected further exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

In October 2014, the Company was served with a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”), naming Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. In May 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. In July 2015, the Company and HOTF jointly asked the Colorado Court to stay the case pending any appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below, and on July 20, 2015, the Court granted the parties’ joint request. The Colorado case is now stayed pending resolution of appeal by HOTF of the Court’s invalidity ruling and the pending ‘993 Patent reexamination proceeding, also referenced below.

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that are seeking to, among other things, invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted defendants’ partial summary judgment motion, finding that the ‘993 Patent was invalid. The Court later entered a judgment on this issue, which may be appealed by HOTF once it is made final. In September 2015, a jury trial was conducted. The jury found, among other things, that HOTF represented to a customer of one of the accused defendants that HOTF had a valid patent and this representation was made in bad faith. The jury also found that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the defendant $750,000 in damages. The jury’s verdict is also subject to possible appeal by HOTF. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). The issue has been fully briefed and the Court has not yet ruled on this matter.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding, rejecting all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that the ‘993 Patent is found to be valid in both the North Dakota Case and through the pending reexamination with the USPTO, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact the Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from August 7, 2015 through November 5, 2015, there were no sales of unregistered securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.   OTHER INFORMATION

None

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

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company's Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 12, 2015	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer and Chief Executive Officer

Date: November 12, 2015	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer and Principal Accounting Officer