Form 10-K
period 2015-12-31
Enservco Corp
filed 2016-03-30
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-36335

ENSERVCO CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 South Cherry St., Ste. 1000 Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.005 par value	NYSE MKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $28,447,592 based upon the closing sale price of the Registrant’s Common Stock of $1.50 as of June 30, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2016, there were 38,130,160 shares of the Enservco Corporation’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive information statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2015, in connection with the registrant’s 2016 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water transfer, water treatment, water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates a fleet of more than 340 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

Enservco was originally incorporated as Aspen Exploration Corporation under the laws of the State of Delaware on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties. During the first half of 2009, Aspen disposed of its oil and natural gas producing assets and as a result was no longer engaged in active business operations. On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010 (the “Merger Transaction”). On December 30, 2010, Aspen changed its name to “Enservco Corporation.” As such, throughout this report the terms the “Company” and/or “Enservco” are intended to refer to the Company on a post-Merger Transaction basis and as a whole, with respect to both historical and forward looking contexts.

The Company’s executive (or corporate) offices are located at 501 South Cherry St., Ste. 1000, Denver, CO 80246. Our telephone number is (303) 333-3678, and our facsimile number is (720) 974-3417. Our website is www.enservco.com.

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
●

The volatility of domestic and international oil and natural gas prices and the resulting impact on production and drilling activity, and the effect that lower prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and financial performance;

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

●	Our history of losses and working capital deficits which, at times, were significant;
●	Adverse weather and environmental conditions;
●	Our reliance on a limited number of customers;
●	Our ability to retain key members of our senior management and key technical employees;
●	The potential impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Developments in the global economy;
●	Changes in tax laws;
●	The effects of competition;
●	The effect of seasonal factors; and
●	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock.

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

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton Basin in western Kansas and northwestern Oklahoma.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Water Transfer and Water Treatment Services

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is used by Heat Waves.

On November 24, 2015, Heat Waves Water Management LLC (“HWWM”) was organized under the laws of the state of Colorado as a wholly owned subsidiary of Enservco for the purposes of launching a new water management division. Effective January 1, 2016, HWWM acquired the water transfer assets from WET Oil Services, LLC- including vehicles, high and low volume pumps, manifolds, pipe, and other support equipment for water transfer operations. In addition, effective January 1, 2016, HWWM acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW and various other water transfer assets including high and low volume pumps, lay flat hose, trailers, generators, pipe and other equipment from HII Technologies, Inc. and its affiliates (“HIIT”). The total purchase price for both acquisitions was approximately $4.0 million dollars. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM will provide water transfer services and water treatment services to the onshore oil and natural gas sector.

Overview of Business Operations

As described above, the Company primarily conducts its business operations through its principal operating subsidiaries, Heat Waves, HWWM, and Dillco, which provide oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, water transfer, bacteria and scale treatment, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Heat Waves and Dillco in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

●

Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, Pennsylvania which opened in the first quarter of 2011.

●

Rocky Mountain Region, including western Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins) and western North Dakota and eastern Montana (Bakken formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota, Tioga, North Dakota, Rock Springs, Wyoming and Platteville, Colorado.

●

Central USA Region, including the Mississippi Lime and Hugoton Field in southwestern Kansas, Texas panhandle, and northwestern Oklahoma, and the Eagle Ford Shale in south Texas. The Central USA Region operations are deployed from operations centers in Garden City, Kansas, Hugoton, Kansas, Okarche, Oklahoma, and Jourdanton, Texas.

Management believes that the Company is strategically positioned with its ability to provide its services to a large customer base in key oil and natural gas basins in the United States notwithstanding the current depressed state of the oil and natural gas industry. Management is optimistic that as a result of the significant expenditures the Company has made in new equipment in combination with expanding into new basins and geographical locations, the Company will be able to further grow and develop its business operations when the industry rebounds, although our ability to do so is clearly subject to domestic and international conditions in the oil and gas industry which have been adversely impacted by the substantial decline in crude oil prices since July 2014.

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

(1)

In 2014 and 2015, the Company spent approximately $24 million, and $4.5 million, respectively, for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and

(2)

To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively. In late 2012 the Company expanded its operations, through its Pennsylvania operation center, into the Utica Shale formation in eastern Ohio. Also, in mid-2015 the Company expanded its operations into the Eagle Ford formation through opening a new operations center in southern Texas.

(3)

To expand its services, in January 2016, Enservco acquired assets for approximately $4.0 million in order to provide water transfer services and bacteria and scaling treatment solutions to its customers in all of its operating areas.

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

These services consist of frac water heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services. Heat Waves’ operations are currently in southwestern Kansas, Texas panhandle, northwestern Oklahoma, southern and central Wyoming (Niobrara formation), Colorado (D-J Basin), southwest Pennsylvania/ northwestern West Virginia (Marcellus Shale) region, eastern Ohio (Utica Shale), western North Dakota and eastern Montana (Bakken formation), and southern Texas (Eagle Ford Shale).

HWWM. HWWM was organized in November 2015 as a new wholly owned subsidiary of Enservco for the purpose of launching a new water management division. In connection therewith, HWWM acquired approximately $4 million of water management assets from HIIT and WET in January 2016.

HWWM will provide water transfer services, bacteria and scaling treatment solutions, and equipment rental to customers in the oil and natural gas industry. Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. In addition to providing traditional water transfer services, HWWM will also utilize a patented hydropath technology (distributed under the name of HydroFLOW) to provide bacteria and scaling treatment services to the oil and gas industry. HydroFLOW utilizes electrical induction to reduce or eliminate down-hole scaling and corrosion and to reduce or eliminate bacteria in water. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to a Sales Agreement with the North American master distributor, HydroFLOW U.S.A., HWWM has the exclusive right to sell or rent HydroFLOW devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to customers in the United States (except in Texas where the right regarding injection and disposal wells is exclusive to only 20 companies but non-exclusive for the remaining companies in Texas). We believe this lower-cost and environmentally friendly alternative to conventional chemical treatment of frac and recycled water will significantly reduce the use, and therefore cost, of chemicals now used by oil and gas companies.

HES. HES owns construction and related equipment that Heat Waves used in its well site construction and maintenance services. However, HES does not currently engage in any business activities itself. HES also owns a disposal well near Garden City, Kansas that Dillco uses for salt water disposal.

Products and Services

The Company, through its operating subsidiaries, provides a range of services to owners and operators of oil and natural gas wells. Such services can generally be grouped into the three following categories:

(1)	Well enhancement services, i.e., hot oiling, acidizing, frac water heating, and pressure testing,
(2)	Fluid management services, i.e., water transfer, water treatment, water/fluid hauling, frac tank rental, and disposal services; and
(3)	Well site construction and roustabout services.

The following map shows the primary areas in which Heat Waves and Dillco currently have active business operations.

The following is a more complete description of the services provided by The Company through its subsidiaries.

Well Enhancement Services.

Well enhancement services consist of frac water heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 198 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southwestern Kansas, northwestern Oklahoma, Texas panhandle, southern Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale), eastern Ohio (Utica Shale), western North Dakota and eastern Montana (Bakken formation), and southern Texas (Eagle Ford Shale). Well enhancement services accounted for approximately 82% of the Company’s total revenues for its 2015 fiscal year on a consolidated basis as compared to 84% for the 2014 fiscal year.

Frac Water Heating - Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells where the natural flow has been restricted by underground formations through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a “proppant” (explained below), into a cased well at sufficient pressure to fracture (i.e. create conductive flowpaths) the producing formation. Sand, bauxite or synthetic proppants are suspended in the fracturing fluid slurry and are pumped into the well under great pressure to fracture the formation. To ensure these solutions are properly mixed (gel frac) or that plain water (used in slick water fracs) can flow freely, the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. Heat Waves currently owns and operates a fleet 53 frac heaters (or the equivalent of 81 burner boxes) designed to heat large amounts of water stored in reservoirs or frac tanks.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure and allowed time to react. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas in the formation or through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. In March of 2015, the Company completed its 2014 CAPEX program by adding one mobile acid transport and pump truck which increased its total fleet to seven units as of December 31, 2015.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing oil or natural gas well. These paraffin deposits build up over a period of time from normal production operations, although the rate at which these products build up depends on the chemical character of the crude oil and natural gas being produced. This is performed by circulating the hot oil down the casing and back up the tubing to remove the deposits from the well bore and formation.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is done:

(1)	To eliminate water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and
(2)	Because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

As of December 31, 2015, Heat Waves owns and operates a fleet of 57 hot oil trucks. During 2015, the Company added eight hot oil trucks from our 2014 CAPEX program. Heat Waves moves these vehicles among the service regions as necessary to maximize their productive time based on customer needs and seasonal conditions.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

Fluid Management and Other Services.

Water Hauling – The Company currently owns or leases, and operates approximately 65 water hauling trucks and trailers equipped with pumps to move water from or into wells, tanks and other storage facilities in order to assist customers in managing their water-cost needs. Each water hauling transport has a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

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

The Company’s ability to outperform competitors in this segment is primarily dependent on logistical factors such as the proximity between areas where water is produced or used and the strategic placement and/or access to both disposal wells and recycling facilities. The Company owns four water disposal wells – two in Kansas and two in Oklahoma. It is management’s intent to maintain the Company’s disposal well holdings and access to recycling facilities, but also to use disposal wells and facilities owned by third parties where appropriate.

Typically the Company and a customer enter into a contract for water hauling services after that customer has completed a competitive bidding process. However, in certain instances, customers with requirements for minor or incidental water hauling services usually purchase the services on a “call out” basis and charged according to a published schedule of rates. The Company competes for services both on a call out and contractual basis.

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

Water Transfer Services – Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with fracking activities. Water transfer differs from water hauling in that water transfer is typically used in connection with well completion activities and involves moving water via pumps, hoses and pipes whereas water hauling involves moving water via bobtail trucks or water transports for either service or completion work.

Water Treatment Services – The Company uses patented hydropath technology under a sales agreement with HydroFLOW USA to remove bacteria and scale from water. The process uses electrical induction to reduce or eliminate down-hold scaling and corrosion in an environmentally friendly manner.

Construction and Roustabout Services – The Company provides well-site construction and roustabout services to as a supplementary services to existing customer primarily in the Hugoton Basin. Traditionally these services account for less than 1% of consolidated revenues.

Ownership of Company Assets

As described above, the Company (through Heat Waves, HWWM, and Dillco) owns and uses a fleet of trucks, trailers, frac tanks, disposal wells and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by these entities are subject to a security interest to secure loans made to the Company and its wholly-owned subsidiaries.

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

The demand for our services fluctuates primarily in relation to the worldwide commodity price (or anticipated price) of oil and natural gas which, in turn, is largely driven by the worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depends on events that are not within our control. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work.

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

During the fiscal year ended December 31, 2015, two of the Company’s customers accounted for approximately 21% of consolidated revenues. No other customer exceeded 10% of consolidated revenues. The Company’s top five customers in 2015 accounted for approximately 38% of its total revenues. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

Although they are new businesses to us, we believe water transfer services and bacteria and scaling solutions are not seasonal. However, our water transfer services and to a certain extent our bacteria and scaling solutions, do depend upon the level of drilling, well completion, and production activities.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company enters into agreements with local property owners where its disposal wells are located by which the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells. The terms of these agreements are separately negotiated with the given property owner, and during its 2015 and 2014 fiscal years the total amount paid under these various agreements by the Company was immaterial to the Company and its business operations.

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. We have a patent application pending regarding certain of these used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded two patents related, in part, to the process they use for heating of frac water and has certain other patent applications pending. For a further discussion of this, see Item 3 – Litigation, below.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to customers in the United States. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to the Sales Agreement, the Company is required to pay royalties on certain rental transactions and must meet certain annual purchase commitments in order to maintain the exclusivity provision under the Sales Agreement.

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

The federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. The EPA at the request of Congress is currently conducting a national study examining the potential impacts of hydraulic fracturing on drinking water resources and issued a draft assessment report in June 2015. The EPA has asked the EPA Science Advisory Board (“SAB”) to peer review the draft assessment report.

We incur, and expect to continue to incur, capital and operating costs to comply with the environmental laws and regulations described herein. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement.

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

Employees

As of March 22, 2016, the Company employed 179 full time employees. Of these employees, 109 are employed by Heat Waves, 41 by Dillco, 20 by HWWM, and 9 are employed by Enservco.

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

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, most exploration and production companies have shut down or substantially reduced drilling programs and asked service providers to make pricing concessions. Over the last year, the Company has offered pricing concessions to a number of customers. Typically, these concessions have been made with the intent to maintain existing service volumes and/or develop additional business.

Industry conditions and specifically the market price for crude oil and natural gas are influenced by numerous domestic and global factors over which the Company has no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, weather conditions, political instability in oil and natural gas producing countries, and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry and the consequent impact on commodity prices as well as exploration and production activity could adversely impact the level of drilling and activity by some of our customers. Where declining prices lead to reduced exploration and development activities in the Company’s market areas, the reduction in exploration and development activities also may have a negative long-term impact on the Company’s business. Continued decline in oil and natural gas prices may result in increased pressure from our customers to make additional pricing concessions in the future and may impact our borrowing arrangements with our principal bank. There can be no assurance that the prices we charge to our customers will return to former levels.

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore there have been significant political efforts to reduce or eliminate hydraulic fracturing operations in certain of the Company’s service areas, particularly in Colorado. These activities may make oil and gas investment and production less attractive.

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

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience volatility in terms of demand. While the Company is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. These cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services, and will continue to result in a reduction in the demand for the Company’s services, the rates we can charge, and equipment utilization. In addition, certain of the Company’s customers could become unable to pay their suppliers, including the Company. Any of these conditions or events could adversely affect our operating results.

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

The Company’s customers consist primarily of major and independent oil and natural gas companies. During fiscal year 2015, two of the Company’s customers accounted 21% of consolidated revenues and during fiscal year 2014, one of the Company’s customers accounted for 18% of consolidated revenues. No other customer exceeded 10% of revenues.

The Company’s top five customers accounted for approximately 38% and 46% of its total annual revenues for 2015 and 2014, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

Demand for the majority of our services depends substantially on the level of expenditures by participants in the domestic (United States) oil and natural gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are sensitive to the industry’s view of future economic growth in the United States and elsewhere, and the resulting impact on demand for oil and natural gas. Beginning in the second half of 2014, oil prices have declined substantially from historical highs This caused many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2015, which consequently has reduced their demand for our services, and exerted downward pressure on the prices that we charged for our services and products. Given various domestic and global factors, oil and natural gas prices may remain depressed for the foreseeable future.

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

Although the well services industry is highly fragmented, it is very competitive. The well services industry includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than the Company. The Company’s larger competitors have greater resources that could allow those competitors to compete more effectively than the Company. The Company’s small competitors may be able to react to market conditions more quickly. The amount of equipment available may exceed demand at some point in time, which could result in active price competition.

The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights.

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. We have a patent application pending regarding certain procedures used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded two patents related, in part, to a process for heating of frac water and is currently seeking additional patents. The Patent Owner is currently in litigation with two different groups of energy companies that are seeking to invalidate the first patent. A North Dakota court has issued a summary judgement that the primary patent owned by the Patent Owner is invalid. The same Court also found that this primary patent is unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. Further, in a pending reexamination involving the same patent, the U.S. Patent and Trademark Office (“USPTO”) has initially rejected all 99 claims of the patent. As of March 18, 2016, the Patent Owner is appealing the judgement and other adverse decisions by the North Dakota court and has filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The Patent Owner has also filed a response to the USPTO’s rejections in the pending reexamination and is awaiting a response from the USPTO.

In October 2014, the Company was served with a complaint that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe on two patents owned by the Patent Owner including the patent ruled invalid by the North Dakota Court. The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves has answered the complaint, denied the Patent Owner’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. The Patent Owner has replied to and denied those counterclaims. In July 2015, a Colorado Court granted a joint request by Heat Waves and the Patent Owner to stay the case. The lawsuit is now stayed pending the outcome of the reexamination and the appeal by the Patent Owner of the summary judgment invalidating the Patent Owner’s patent as set forth above. (See Item 3 – Litigation, for more information about this matter.)

However, if Enservco and/or Heat Waves are found to be infringing, they could be liable for the payment of substantial damages or royalties or be subject to a temporary or permanent injunction prohibiting Heat Waves from heating frac water in a manner it may have been using.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in us being named as a defendant in lawsuits asserting large claims.

The Company maintains insurance coverage that we believe to be customary in the industry against these hazards. In addition, in June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

While our growth strategy includes appropriate acquisitions, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

We anticipate that a component of our growth strategy may be to make geographically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected regional markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our stock.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While the Company intends to commit significant resources to ensure that it conducts comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. In particular, it is important that the Company be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

In January 2016, HWWM, a wholly owned subsidiary of the Company, acquired various assets including the water transfer assets of HIIT and WET for approximately $4.0 million dollars. The Company’s ability to successfully integrate these acquisitions and expand the water transfer and bacteria and scaling solutions services is a going to be challenging given the current industry environment. There can be no assurance that we will successfully integrate these acquisitions and expand these services.

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

As of December 31, 2015, the Company owed approximately $21.6 million to banks and financial institutions under various collateralized debt facilities (approximately $23.9 million as of February 29, 2016).

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

■

Increase our vulnerability to interest rate increases to the extent that we incur additional variable rate indebtedness, a variable rate that has increased as a result of the Sixth Amendment to our lending agreement with PNC Bank.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various debt service covenants and/or reporting covenants in the business loan agreements or other instruments governing our current or any future indebtedness, we could be in default under the terms of our credit facilities or such other instruments. As of the date of this Form 10-K, we are in compliance with our debt covenant obligations as a result of having obtained a waiver as to certain obligations from our principal lender.

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

Further, the related agreements with PNC impose various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, maximum leverage ratio, and limit the Company’s ability to incur additional debt or operating lease obligations. If the Company is unable to comply with its obligations and covenants under the loan agreements and it declares an event of default, all of its obligations to PNC could be immediately due. The depressed conditions in the oil and natural gas industry and the resultant reduction in drilling activity in our service areas has made it more difficult to meet our financial covenants.

Although the Company has obtained waivers of financial covenants or modifications to our credit agreements in the past when we have failed to meet specific provisions (including for various periods in the 2016 fiscal year), there can be no assurance that we will be able to obtain these waivers or modifications in the future.

The variable rate indebtedness with PNC subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through PNC bear interest at variable rates, exposing the Company to interest rate risk. In September 2015, the Company entered into an Interest Rate Swap Agreement with a notional balance of $10 million in conjunction with the senior revolving credit facility with PNC bank. The Company has decided not to hedge against the interest rate risk associated with the remaining balance of the senior revolving credit facility (with a maximum available balance of $30 million). We may increase, decrease or terminate some or all of these hedging arrangements in the future. Depending on our overall hedging level, our debt service obligations could increase significantly in the event of large increases in interest rates. The Sixth Amendment to our loan agreement with PNC resulted in (among other things) an increase in our variable interest rate by 1.75% for the balance of the term of the agreement.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2015, we had borrowed approximately $20.7 million under our senior revolving credit facility and have approximately $9.9 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the first half of 2016 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at a variable rate and increased by 1.75% as a result of the Sixth Amendment. Any further increase in our interest rates (whether by amendment to our loan agreement or as the result of economic conditions) could have an adverse impact on our financial condition, results of operations and growth prospects.

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

A significant portion of our outstanding common stock has been issued as “restricted securities” under Rule 144 under the Securities Act, including the shares issued to our Former President and Chairman in July 2010 and in an equity placement completed in November 2012. As a former shell company, to the extent that any person holds restricted securities of the Company or otherwise must rely on Rule 144 for resale, Rule 144(i) imposes additional restrictions on the ability of any holder to utilize the exemption from registration for sales contained in Rule 144.

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

The value of our common stock may decline significantly if we are unable to maintain our  NYSE MKT listing.

Our common stock has recently sold and may continue to sell at a price per share well below $1.00. The NYSE MKT rules contain requirements with respect to continued listing standards, which include, among other things, when it appears to the Board of Directors of the Exchange that “the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the Exchange inadvisable” (Rule 1002). Rule 1003 also provides that the Exchange will not normally consider removing shares from listing where, like Enservco at the present time, “the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders”.

We believe we are in compliance with NYSE MKT listing requirements, but there can be no assurance that we will continue to meet those listing requirements in the future. If we fail to meet the requirements, our common stock may be delisted. If our common stock is delisted, we would be forced to list our common stock on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Further, because of the additional regulatory burdens imposed upon broker-dealers with respect to de-listed companies, delisting could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our stock.

General Corporate Risks

Concentration of ownership makes it unlikely that any stockholder will be able to influence the election of directors or engage in a change of control transaction.

Four stockholders directly and indirectly own approximately 42% of the Company’s outstanding common stock and have the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with these stockholders. For so long as these stockholders continue to own a significant percentage of the outstanding shares of the Company common stock, they will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of our books and records. In addition to regulation by the SEC, we are subject to the NYSE MKT rules. The NYSE MKT rules contain requirements with respect to corporate governance, communications with shareholders, and various other matters.

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

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ●Shop ●Land – shop ●Housing ●Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND ●Shop ●Land	4,000 sq. ft. 6 acres
Garden City, KS ●Shop(1) ●Land – shop(1) ●Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Trinidad, CO (1) (2) ●Shop ●Land – shop	9,200 sq. ft. 5 acres
Hugoton, KS (Dillco) ●Shop/Office/Storage ●Land – shop/office/storage ●Office ●Land – office	9,367 sq. ft. 3.3 acres 1,728 sq. ft. 10 acres

(1)	Property is collateral for mortgage debt obligation.
(2)	Company is receiving $1,500 monthly under a short-term sublease agreement.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Platteville, CO ●Shop ●Land	3,200 sq. ft. 1.5 acres	$3,000	Month-to-month
La Salle, CO (3) ●Shop ●Land	6,000 sq. ft. 3.0 acres	$8,000	January 2021
Rock Springs, WY ●Shop ●Land	10,200 sq. ft. 3 acres	$6,500	August 2017
Casper, WY ●Shop ●Land	5,000 sq. ft. 1.0 acres	$4,500	May 2017
Carmichaels, PA ●Shop ●Land	5,000 sq. ft. 12.1 acres	$9,000	April 2017
Jourdanton, TX ●Shop ●Land	5,850 sq. ft. 2.3 acres	$7,000	June 2020
Okarche, OK ●Shop ●Land	5,000 sq. ft. 2 acres	$6,000	October 2020
Denver, CO (4) ●Corporate offices	7,352 sq. ft.	$15,980	June 2022

(3)	Lease commenced on February 1, 2014
(4)	Company is receiving $2,850 monthly under a short-term sublease agreement.

 Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

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

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that sought, among other things, to invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted the energy companies’ partial summary judgment motion, finding that the ‘993 Patent was invalid and later entered a judgment on this issue. In September 2015, a jury trial was conducted. While it did not find that HOTF committed the tort of deceit, the jury found that HOTF represented to a customer of one of the accused energy companies that HOTF had a valid patent and this representation was made in bad faith. The jury also found, among other things, that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the energy company $750,000 in damages. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). In January 2016, the Court ruled that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor and/or HOTF. In February 2016, HOTF filed a notice of its intent to appeal to the U.S. Court of Appeals for the Federal Circuit all judgments and adverse orders related to those judgments issued by the North Dakota Court.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding and rejected all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity and/or unenforceability of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case and the pending reexamination with the USPTO, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

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

	2015		2014
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$2.31	$1.48	$2.68	$1.76
Second Quarter	1.92	1.39	3.10	1.88
Third Quarter	1.54	0.65	3.89	2.46
Fourth Quarter	0.93	0.49	3.89	1.36

The closing sales price of the Company’s common stock as reported on March 22, 2016, was $0.68 per share.

Holders

As of March 22, 2016, there were approximately 450 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2015 or 2014, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2015:

Equity Compensation Plan Information
Plan Category and Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders (1)	3,485,168		$1.31	1,290,242	(3)

Equity Compensation Plans Not Approved by Security Holders	150,001	(2)	0.55	-

Total	3,635,169		$1.28	1,290,242

(1)	Represents options granted pursuant to the Company’s 2010 Stock Incentive Plan.

(2)

Consists of: (i) warrants issued November 2012 to the principals of the Company’s existing investor relations firm to acquire 112,500 shares of Company common stock exercisable at $0.55 per share, and (ii) warrants issued November 2012 in conjunction with stock subscription agreements executed with equity investors to acquire 37,501 shares of Company common stock exercisable at $0.55 per share.

(3)

Calculated as 5,719,069 shares of common stock reserved per the 2010 Stock Incentive Plan (being 15% of 38,127,129 shares issued and outstanding at January 1, 2016 per the renewal clause noted within the plan) less 3,485,168 shares of common stock noted in Column (a), 927,688 shares exercised under the plan, and 15,971 shares issued under the plan for services.

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

When the 2010 Plan was adopted, the aggregate number of shares of our common stock that could be issued was 3,500,000 shares of common stock. Beginning on January 1, 2012 and on January 1 of each subsequent year that the 2010 Plan is in effect, the aggregate number of Shares that may be issued under the 2010 Plan shall be automatically adjusted to equal 15% of the Company’s issued and outstanding shares of common stock, calculated as of January 1 of the respective year. As a result of the January 1, 2016 adjustment, the maximum number of shares that are subject to equity awards under the 2010 Plan was increased to 5,719,069. The maximum number of shares of restricted stock, restricted stock units and stock awards that may be granted under the 2010 Plan is 2,000,000 shares.

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

Other Compensation Arrangements:

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. A total of 112,500 of these warrants were exercised in 2014 and 112,500 remain outstanding at December 31, 2015.

Recent Sales of Unregistered Securities

During the period from November 5, 2015 through March 18, 2016, there were no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding the results of operations for the years ended December 31, 2015 and 2014, and our financial condition, liquidity and capital resources as of December 31, 2015 and 2014. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

The following discussion and analysis should be read in conjunction with and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company, through its subsidiaries, provides well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services), and water transfer, water treatment, water hauling, fluid disposal, frac tank rental (fluid management services) and other general oilfield services. The Company owns and operates through its subsidiaries a fleet of more than 340 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara field in Colorado, the Bakken field in North Dakota, the Marcellus and Utica Shale fields in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton Fields in Kansas and Oklahoma.

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

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
FINANCIAL RESULTS:
Revenues	$8,626,960	$18,278,289	$38,777,860	$56,563,944
Cost of Revenue	6,624,497	12,049,312	28,808,599	41,257,600
Gross Profit	2,002,463	6,228,977	9,969,261	15,306,344
Gross Margin	23%	34%	26%	27%

Income (Loss) From Operations	$(726,285)	$3,729,331	$(620,226)	$6,948,399
Net Income (Loss)	$(890,200)	$2,518,831	$(1,261,022)	$4,005,741
Earnings per Common Share – Diluted	$(0.02)	$0.07	$(0.03)	$0.10
Diluted weighted average number of common shares outstanding	38,116,928	38,702,938	37,835,637	38,999,005

OTHER:
Adjusted EBITDA*	$1,032,768	$5,267,873	$6,326,252	$11,476,118
Adjusted EBITDA* Margin	12%	29%	16%	20%

(*)

 Management believes that, for the reasons set forth below, adjusted EBITDA and adjusted EBITDA margin (even though a non-GAAP measure) are valuable measurements of the Company's liquidity and performance and are consistent with the measurements offered by other companies in our industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, in item 7.

Executive Summary

     Fourth Quarter

The fourth quarter of 2015 was one of our most challenging quarters to date. Unseasonably warm weather in all of our heating markets and a continued decline in drilling, completion and service activities throughout the industry related to falling oil and natural gas prices resulted in a significant drop in demand for our services during our fourth quarter. With the intent to maintain existing service volumes and offset the drop in demand, as much as reasonably possible, we have offered pricing concessions/discounts to a number of customers. The combination of these factors resulted in a decline in fourth quarter revenues of $9.7 million, or 53%, as compared to same quarter last year. Incremental revenues from our geographic expansion into the Eagle Ford Shale and from our Tioga acquisition in November 2014 helped to offset some of the decline in revenues.

Despite management’s various actions to reduce variable operating costs in line with the decrease in revenues and to reduce fixed expenses where possible, the decline in higher margin well enhancement services, price concessions, and the remaining portion of fixed operating costs resulted in margins being squeezed as reflected in gross profit declining $4.2 million, or 68%, and Adjusted EBITDA declining $4.2 million, or 80%, as compared to the same quarter last year. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

A $427,000, or 38%, increase in depreciation and amortization expense during the quarter due to recent fleet expansion towards the end of 2014 combined with the decline in gross profits discussed above resulted in a net loss for the quarter of $890,000 ($0.02 per share) as compared to net income of $2.5 million ($0.07 per share) for the comparable quarter last year.

    Fiscal Year

The same factors that impacted our fourth quarter results had similar impacts on our full year results. In addition to the warm weather experienced in the fourth quarter, we also experienced warm weather in the first quarter of 2015, with first and fourth quarters being our two primary quarters or our heating season.

Declines in demand for our services due to falling oil prices continued throughout the year. In addition, we experienced a $5.9 million decline in propane revenues due to lower propane prices and usage during our first quarter. Combined, these items resulted in revenues declining 31% to $38.8 million as compared to $56.6 million a year ago and gross profits declining $5.3 million, or 35%, during the year ended December 31, 2015 as compared to last year. The decrease in gross profit is a direct result of the decrease in revenues as our gross margin remained relatively consistent at 26% and 27% for the year ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2015, net income decreased to a net loss of $1.3 million ($0.03 per share) as compared to a profit of $4.0 million ($0.10 per diluted share) last year primarily due to the decline in gross profit described above. In addition, a $2.4 million increase in depreciation and amortization expense attributable to our fleet expansion in late 2014 also contributed to the net loss in 2015.

Despite all of the challenges discussed above, the Company realized Adjusted EBITDA of $6.3 million for the year ended December 31, 2015 as compared to $11.5 million in 2014. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Industry Overview

The continuing decline in crude oil prices since July 2014 and continuing into 2016 has resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions from vendors, and reducing or delaying certain maintenance related work to save costs. Further, the overall reduction in drilling, completion and service work has resulted in more service vendors chasing fewer jobs putting even further downward pressure on the pricing of services. Some competitors have responded by pricing work at negative margins. Although the Company has been able to partially mitigate the impact of these decisions by deploying resources to more active customers and basins, our revenue growth and operating margins have been impacted by reduced demand overall for our services, pricing concessions and the delay of hot oiling and acidizing maintenance work. Price concessions granted to customers were approximately 6.7% and 4.3% of total revenues for the quarter and fiscal year ended December 31, 2015, respectively.

Many customers have announced reduced capital spending programs for 2016 and some customers have suspended drilling and completion programs altogether until oil and natural gas prices recover and stabilize at an economical price for continuing such operations. In addition, some customers are delaying their routine hot oiling and acidizing maintenance work. Although we ultimately anticipate a rebound in routine hot oiling and acidizing maintenance similar to the last down cycle as the deferred maintenance eventually needs to be done to maintain production and protect the efficiency of a well, we do not anticipate that maintenance work will increase significantly until prices recover.

Revenue Details

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenue by service offering may be useful to readers of our financial statements.

The following tables set forth revenue from operations for the Company’s service offerings during the quarter and fiscal years ended December 31, 2015 and 2014:

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
BY SERVICE OFFERING:
Well Enhancement Services (1)	$7,322,649	$16,086,194	$31,918,713	$47,511,850

Fluid Management and Other (2)	1,304,311	2,192,095	6,859,147	9,052,094

Total Revenues	$8,626,960	$18,278,289	$38,777,860	$56,563,944

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the quarter and fiscal years ended December 31, 2015 and 2014:

	For the Quarter Ended December 31,		For the Year Ended December 30,
	2015	2014	2015	2014
BY GEOGRAPHY:
Rocky Mountain Region (3)	$5,563,782	$12,531,770	$23,148,703	$33,827,814

Central USA Region (4)	2,647,642	3,204,662	10,424,546	12,680,429

Eastern USA Region(5)	415,536	2,541,857	5,204,611	10,055,701

Total Revenues	$8,626,960	$18,278,289	$38,777,860	$56,563,944

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal, frac tank rental and construction and roustabout services.
(3)

Includes the D-J Basin/Niobrara field (northern Colorado and southeastern Wyoming), the Powder River and Green River Basins (central Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves is the only Company subsidiary operating in this region.

(4)	Includes the Eagle Ford Shale (Southern Texas) and Mississippi Lime and Hugoton Field (Kansas, Oklahoma, and Northern Texas). Both Dillco and Heat Waves engage in business operations in this region.
(5)

Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

Revenues:

Well Enhancement Services:

For the year ended December 31, 2015, well enhancement service revenue declined $15.6 million, or 33%, to $31.9 million. A significant decline in demand for our frac water heating services due to unseasonably warm weather in our two largest frac water heating markets (D-J/Niobrara and Marcellus/Utica) and the overall decline in drilling and completions activity related to falling oil and natural gas price were the primary reason for the decline in revenues. In addition, a $5.9 million decline in propane revenues during our first quarter due to a drop in propane prices and usage contributed to the decline from 2014. These declines were offset by incremental revenues from our geographic expansion into the Eagle Ford Shale basin in Texas and from our Tioga acquisition in November 2014.

The following table details the change in heating capacity for the quarter and fiscal year ended December 31, 2015. Unfortunately, the industry wide decline in drilling, completion, and service activities has reduced demand for our services and limited the amount of incremental revenue we could generate from our fleet expansion late last year.

	Frac Water Heater Burner Boxes (1)		Hot Oil Trucks
	Q4 2015	FY2015	Q4 2015	FY 2015

Net Additions	-	-	(1)	6
Ending Units	81	81	57	57

Average Equivalent Units (2)	81.0	81.0	57.0	53.8
Average Equivalent Units – Last Year	66.0	48.9	38.2	30.8
Change from same period last year	15.0	32.1	18.8	23.0
Increase in Equivalent Heating Capacity (3)	23%	66%	49%	75%

Notes to tables:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represents the average number of trucks or burner boxes in service for each month during the period represented.
(3)	The increase in equivalent heating capacity represents the % change in equivalent units during the period over the equivalent units for the same period last year.

Frac water heating revenues for the year ended December 31, 2015 declined 42%, or $13.1 million, from 2014. Several factors contributed to this decline including a $5.9 million decline in propane revenues during the first quarter of 2015. Propane revenues, which are billed to customers on a cost plus basis, declined during our first quarter due to a sharp decline in propane prices and lower usage as some customers took advantage of our new bi-fuel capabilities. In addition, unseasonably warm weather in the DJ Basin and Marcellus/Utica Basin during our 2015 first and fourth quarters significantly reduced demand for our frac water heating services in these markets. Our Eastern USA region was hit particularly hard as cold weather was limited in the fourth quarter contributing to a $2.1 million, or 89%, decline in heating revenues in the Marcellus/Utica Shale Basin. Further, industry wide declines in drilling and completion programs due to low oil and natural gas prices and price concessions issued to customers also contributed to the annual decline in frac heating revenues.

Hot oil revenues for the year ended December 31, 2015 decreased 12% to $11.7 million as compared to $13.3 million in 2014. Incremental hot oil service revenues from our geographic expansion into Texas and from our Tioga acquisition in November 2014 offset lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell from last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. A decline in hot oil work tied to well completion activities by a customer in the Bakken Field and the completion of a significant hot oil project by a customer in the DJ Basin also contributed to the lower equipment utilization. During 2015, the Company granted pricing concessions of up to 10% to customers in several markets in order to retain or increase market share. These price concessions amounted to approximately 5.5% of overall hot oil revenues for 2015.

Acidizing revenues for the year ended December 31, 2015 declined $1.1 million, or 39%, from last year. Despite increasing our acidizing fleet from three units in 2014 to seven units in 2015, revenue growth was hampered by falling oil prices and changes in ownership of producing properties that resulted in customers’ reduction or postponement of recurring maintenance acidizing programs. The Company has lowered prices on some of its chemicals and partnered with chemical suppliers to develop new cost effective acid programs, however the ability to gain sales traction in the current environment is difficult.

Fluid Management and Other:

Fluid management service revenues, which represent approximately 18% of our 2015 consolidated revenues, declined $2.2 million, or 24%, during 2015 as compared to last year. The decline was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and loss of certain low margin business. In addition, the Company scaled back or elected not to provide certain low margin water hauling services in the DJ Basin and Marcellus/Utica Basin.

Water hauling revenues have continued to decline over the last four years as this segment of the oil and gas industry has become highly competitive, which has resulted in downward pressure on water hauling prices. As noted above, the Company has reduced prices to remain competitive and elected to eliminate certain low margin work. The Company anticipates that revenues will continue to decline in future periods.

Geographic Areas:

Revenues in the Rocky Mountain Region decreased $10.7 million, or 32%, for the year ended December 31, 2015 due to several factors including (i) decreased frac water heating activity in the Niobrara Shale/DJ Basin and Bakken Field as discussed above; (ii) decreased hot oiling, acidizing, and water hauling revenues due to the completion of projects and delayed maintenance programs by customers and (iii) decrease in propane revenues due to lower propane prices in the first quarter of 2015 as compared to the first quarter of last year.

Revenues in the Eastern USA region decreased $4.9 million, or 48%, to $5.2 million for the year ended December 31, 2015 primarily due to lower frac water service activity in the Marcellus and Utica shale basins during the first and fourth quarters of 2015. Several factors contributed to this decline including a $1.8 million decrease in propane revenues during our first quarter due to falling propane prices combined with a significant drop in demand for frac water heating services during our fourth quarter due to unseasonably warm weather that essentially eliminated most of our frac water heating revenue in this quarter. Price concessions and reduced drilling and completion activities due to falling prices also contributed to the overall decline in revenues.

Revenues in the Central USA region decreased $2.3 million, or 18%, to $10.4 million for the year ended December 31, 2015. Incremental revenues from our geographic expansion into the Eagle Ford Shale of $2.0 million was offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin. Heavy rains during our second quarter and an overall decline in service activity during 2015 due to falling oil and natural gas prices contributed to the decline in well enhancement services. Scaled back service work, price concessions and elimination of certain low margin water hauling business were the primary reasons for decline in fluid management business in the Hugoton Basin.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season,” are significantly higher than revenues earned during the second and third quarters of the year. In addition, the revenue mix of our service offerings also changes among quarters as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Fluid Management services (water hauling) and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $27.8 million, or 72%, of its 2015 revenues during the first and fourth quarters of 2015 compared to $11.0 million, or 28%, during the second and third quarters of 2015. In 2014, the Company earned revenues of $43.5 million, or 77%, of its 2014 revenues during the first and fourth quarters of 2014, compared to $13.1 million, or 23%, during the second and third quarters of 2014. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Cost of Revenues:

Cost of revenues for 2015 decreased $12.4 million, or 30%, from last year primarily due to a $7.6 million decline in propane costs and management’s efforts to reduce operating costs such as direct labor, equipment repairs and maintenance, and supply costs in order to minimize the negative impact of reduced revenues. Managements’ efforts include reducing overtime and non-billable time, reducing indirect labor to correspond with lower activity, negotiating supplier discounts and implementing cost management tools. In addition, lower fuel costs also contributed to the decline in cost of revenues. The decline in cost of revenue was partially offset by increased costs from our expanded operations in Texas and North Dakota.

Gross Profit:

Gross profit for 2015 decreased $5.3 million, or 35%, to $10.0 million dollars as compared to $15.3 million in 2014. The decline in gross profits was primarily due to the decline in our higher margin well enhancement service revenues. Managements’ efforts to reduce operating costs and lower diesel costs helped to mitigate some of the impact on gross profits. Price concessions, which totaled $1.7 million, or 4.3%, of revenue, and lower propane gross profits also contributed to the decline in gross profits during 2015.

Gross profit as a percentage of revenues decreased slightly to 26% of revenues for the year ended December 31, 2015 as compared to 27% for 2014. The reduction in percentage of revenues was primarily attributable to price concessions and was partially offset by a higher percentage of gross margins on propane sales. See discussion below.

Propane Impact Discussion:

In connection with our frac water heating services and hot oil services, the Company provides propane to certain customers on a cost plus basis. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will impact our revenues, cost of revenues and gross profit percentages. Decreases in propane prices similar to what the Company experienced during the first half of 2015, will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of propane revenues and its related cost of revenues becomes a lower percentage of total revenues and cost of revenues. Conversely, increases in propane prices will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenues and cost of revenue becomes a higher percentage of total revenues and cost of revenues.

During the year, propane revenues for frac water heating and hot oil services decreased $8.3 million, or 63%, from 2014. The decline in propane revenues was due to a 44% decline in propane prices from last year and a reduction in propane volumes due to lower demand for frac water heating service and utilization of our bi-fuel capabilities whereby customers provide natural gas or well gas as their fuel source reducing the amount of propane used and billed to customers. Although, the bi-fuel capabilities contributed to the overall reduction in propane revenues and costs, it has generated cost savings for our customers.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States and that more customers may utilize our bi-fuel capabilities.

General and Administrative Expenses:

General and administrative expenses for 2015 decreased $133,000, or 3%, from 2014 primarily due lower consulting, corporate travel and investor relations costs attributable to our cost reduction efforts, combined with lower professional fees and stock exchange fees that were incurred last year related to our NYSE MKT listing and shelf registration statement. The decrease in general and administrative expenses is notable in that the Company is managing a larger fleet and an expanded geographical presence. These decreases were offset by an annual bonus of $275,000 paid to management and key employees during the first quarter of 2015. The board of directors approved payment of these discretionary bonuses based upon a review a compensation study prepared by our outside counsel that compared officer and director compensation to a group of peer companies within the oilfield service sector.

Management plans to continue its efforts to reduce general and administrative costs during 2016.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the year ended December 31, 2015 declined to $537,000 as compared to $562,000 for last year. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a recent judgement by a North Dakota Court invalidating the ‘993 Patent and reexamination of the ‘993 Patent by the U.S. Patent and Trademark Office. As a result of the stay, legal costs during the second half of 2015 were minimal as compared to 2014.

Enservco and Heat Waves deny that they are infringing upon any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until or if such time as the Colorado Case is resumed.

Depreciation and Amortization:

Depreciation and amortization expense for 2015 increased $2.4 million, or 70%, from 2014 primarily due to a significant amount of new frac water heating, hot oil, and acidizing equipment added in late 2014 and early 2015 as part of the Company’s 2014 CAPEX program. The Company anticipates that depreciation and amortization expense will continue to rise in 2016, albeit at a lower level, due to the $4 million acquisition of water transfer assets from WET and HIIT in January 2016.

 Income from operations:

For the year ended December 31, 2015, the Company recognized a loss from operations of $620,000 as compared to an income from operations of $6.9 million for the comparative period last year. The decline is primarily due to $5.3 million decline in gross profit attributable to lower revenues and lower propane gross profits. Higher operating costs including a $2.4 million increase in depreciation and amortization costs associated with the Company’s fleet expansion also contributed to the lower income from operations.

Management believes that a number of factors impacted our results of operations during 2015 including the unseasonably warm weather in the DJ Basin and Marcellus/Utica Basin during the first and fourth quarters of 2015, which lowered equipment and personnel utilization, additional costs attributable to our fleet and geographical expansion and the impact of price concessions on our gross profits. Management plans to continue its efforts to reduce operating costs and general and administrative costs during 2016 and closely monitor price concessions. We believe that as long as we are able to control our costs and increase fleet utilization our financial performance will improve over the long run. On a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the year increased $322,000, or 41%, from 2014. Higher average debt balances during 2015 as compared to 2014 combined with additional interest expense of $163,000 related to the fair market adjustment on the PNC interest rate swap were the primary reasons for the increase. In addition, the Company capitalized approximately $139,000 of interest expense during 2014 related to the Company’s 2014 CAPEX program further contributing to the year over year increase from 2014 to 2015. These increases were offset by a lower effective interest rate on our PNC credit facility (which was approximately 3% during 2015) and lower amortization of debt issuance costs due to the re-amortization of debt costs for the PNC facility. Due to the increase in our interest rates under the Sixth Amendment to our loan agreement, with PNC Bank, by 175 basis points effective March 29, 2016, our interest expense is likely to increase significantly in 2016.

Income Taxes:

For the year, the Company recognized income tax benefit of $418,000 on pre-tax net loss before taxes of approximately $1.7 million as compared to income tax expense of $2.4 million on pre-tax net income of $6.4 million in 2014. The effective tax rate on income from operations for 2015 declined to approximately 25% as compared to 37% for 2014. The lower effective tax rate during 2015 was primarily due to permanent differences from incentive stock options which were a higher percentage of taxable income during 2015 as compared to 2014. The Company’s effective tax rate during 2014 was higher than the federal statutory corporate tax rate of 34% primarily due to state and local income taxes. See Note 7 Income Taxes in the notes to the accompanying audited consolidated financial statements for further details.

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

The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	For the Quarter Ended December 31,		For the Year Ended December 31,
	2015	2014	2015	2014
EBITDA*
Net Income (Loss)	$(890,200)	$2,518,831	$(1,261,022)	$4,005,741
Add Back (Deduct)
Interest Expense	252,679	70,670	1,113,544	791,159
Provision for income taxes (benefit) expense	(88,091)	1,315,241	(418,253)	2,371,872
Depreciation and amortization	1,540,242	1,113,478	5,792,366	3,402,330
EBITDA*	814,630	5,018,220	5,226,635	10,571,102
Add Back (Deduct)
Stock-based compensation	175,287	42,385	617,530	562,903
Patent litigation and defense expenses	43,524	382,679	536,582	562,486
Loss (Gain) on sale and disposal of equipment	7,089	(170,159)	8,160	(179,903)
Interest and other income	(7,762)	(5,252)	(62,655)	(40,470)
Adjusted EBITDA*	$1,032,768	$5,267,873	$6,326,252	$11,476,118

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

EBITDA is defined as net income (loss) before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations decreased $5.2 million, or 45%, to $6.3 million for the year ended December 31, 2015 as compared to $11.5 million for 2014. This decrease was primarily due to a $4.2 million, or 80%, decrease in Adjusted EBITDA during our fourth quarter of 2015 as compared to our 2014 fourth quarter. Decreased well enhancement revenues and gross profits within our Rocky Mountain and Eastern regions as described above were the primary reasons for the fourth quarter decrease in Adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2015 and 2014 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2015	2014

Net cash provided from operating activities	$12,143,762	$6,225,338
Net cash used in investing activities	(4,506,183)	(23,585,603)
Net cash provided by (used in) financing activities	(7,786,900)	16,446,133
Net (Decrease) Increase in Cash and Cash Equivalents	(149,321)	(914,132)

Cash and Cash Equivalents, Beginning of Period	954,058	1,868,190

Cash and Cash Equivalents, End of Period	$804,737	$954,058

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014

Current Assets	$9,823,360	$19,475,754
Total Assets	47,192,138	58,282,681
Current Liabilities	3,354,122	5,812,683
Total Liabilities	29,305,322	40,241,369
Working Capital (Current Assets net of Current Liabilities)	6,469,238	13,663,071
Stockholders’ equity	17,886,816	18,041,312

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2015, we had approximately $805,000 of cash and cash equivalents and approximately $9.9 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”) which provides for a five-year $30 million senior secured revolving credit facility. The facility allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company had the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.75% to 3.75% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.25% to 2.25% for Domestic Rate Loans. The interest rate at December 31, 2015 ranged from 2.92% to 3.01% for the $20,250,000 of LIBOR Rate Loans and 4.25% for the $456,241 of Domestic Rate Loans. As a result of the Sixth Amendment entered into in March 2016, the interest rates we will be paying on our loan for the balance of 2016 and through the end of the term in September 2019 have increased by 1.75%.

The PNC credit facility has certain customary financial covenants which have been amended from time to time and consisted of following as of December 31, 2015 although, as described below, these covenants have changed as a result of the Sixth Amendment which became effective March 29, 2016:

(i)	a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, measured as of the last day of each fiscal quarter based on trailing twelve month information.);

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 4.25 to 1.0 as of December 31, 2015, measured as of the last day of each fiscal quarter with adjusted EBITDA determined based on trailing twelve month information); and

(iii)	a limit on capital expenditures of $7,800,000 for the period commencing October 1, 2015 through June 30, 2016.

As of December 31, 2015, the Company had an outstanding loan balance of $20.7 million and approximately $9.9 million available under the revolving credit facility and was in compliance with all of the financial covenants above.

Although the Company was not in default of its covenants as of December 31, 2015, subsequent to year-end, the Company determined based upon current industry conditions that it may not be able, in 2016, to meet some of the financial covenants outlined above and therefore met with PNC to discuss an amendment to the 2014 credit facility. As a result, on March 29, 2016, the Company entered into a sixth amendment to the 2014 Credit Agreement which among other things (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015 (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in February 2017; thereafter they will be individually tested quarterly (v) increased the applicable margins on advances by 175 basis points, and (vi) reinstated a full cash dominion requirement.

As of March 29, 2016, the Company had an outstanding loan balance of $23.2 million. After consideration of the new terms discussed above, the Company would have had availability of approximately $1.5 million. The Company believes that it will have sufficient availability through the remainder of 2016 to meet its liquidity requirements. As specified in the 2014 credit facility, the Company is currently undergoing a periodic appraisal of our equipment. To the extent that equipment valuation is reduced as a result of the decline in the oil and natural gas industry, our borrowing availability and certain financial covenants may be adversely affected.

The Company intends to continue to use the PNC facility to fund working capital needs and supplement future capital expenditures. The financial covenants outlined above could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

Working Capital:

As of December 31, 2015 the Company had working capital of approximately $6.5 million as compared to $13.7 million at our 2014 fiscal year end. The decrease in working capital was primarily attributable to a decrease in accounts receivable of $7.6 million due to lower frac water heating revenues during the fourth quarter of 2015 as compared to the fourth quarter last year.

Cash flow from Operating Activities:

Cash flow from operating activities for the year ended December 31, 2015 increased $5.9 million, or 95%, to $12.1 million as compared to $6.2 million during 2014 primarily due to changes in operating assets and liabilities including a $7.5 million collection of outstanding receivables during fiscal 2015 as compared to a $3.1 million increase in receivables during 2014. In addition, the Company realized additional cash inflows of $1.6 million during 2015 related to the collection of the Company’s income tax receivables. These increases were partially offset by $2.4 million of net cash outflows for changes in accounts payable due to the payable of outstanding payables as of December 31, 2014, related to its 2014 CAPEX program.

Cash flow Used In Investing Activities:

Cash flow used in investing activities for the fiscal year 2015 was $4.5 million as compared to $23.6 million during the comparable period last year. The decrease in cash used in investing activities was primarily due to the timing of equipment purchases under the Company’s 2014 CAPEX programs. The majority of the $4.5 million of capital expenditures during 2015 was expended during the first quarter as the Company wrapped up its 2014 CAPEX program. During 2014 the majority of the $24 million of capital expenditures were related to the purchase and fabrication of new equipment under the Company’s 2014 CAPEX program. In addition, the Company acquired $4 million of facilities and hot oil trucks in North Dakota in November 2014.

Cash flow from Financing Activities:

Cash used in financing activities for fiscal 2015 was $7.8 million as compared to cash provided by financing activities of $16.4 million for the comparable period last year. During 2015, the Company used excess cash flows from operating activities to pay down the PNC revolving credit facility by $8.0 million. During 2014, the Company used proceeds of $28.6 million from the PNC revolving credit facility to fund $16.0 million of capital expenditures and pay $12.6 million of term debt including the term loan with PNC under the 2012 credit facility.

Outlook:

The Company plans to continue to look for opportunities to expand its business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. The Company will also look to expand its business operations through acquisitions. The Company will continue to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

As discussed above, the Company believes that it will have sufficient capital resources and availability under the PNC revolving credit facility through the remainder of 2016 to fund working capital needs and future capital expenditures.

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

Capital Commitments and Obligations:

The Company’s capital obligations as of December 31, 2015 consists primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay royalties on certain rental transactions and in order to maintain the exclusivity provision under the agreement, the Company must meet certain annual purchase commitments of approximately $655,000 per year commencing in 2016.

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

Accounts Receivable:

Accounts receivable are stated at the amount billed to customers less a reserve for doubtful accounts. The reserve for doubtful accounts is estimated based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Revenue Recognition:

The Company recognizes revenue when evidence of an arrangement exists, the fee is determinable, and services are provided and collection is reasonably assured.

Property and Equipment:

Property and equipment consists of (1) trucks, trailers and pickups; (2) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (3) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2015 or 2014.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2012 through 2015 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2011 to 2015.

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2015 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2015, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2015.

ITEM 9B. OTHER INFORMATION

On March 29, 2016, the Company entered into a sixth amendment to the 2014 Credit Agreement which among other things (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015 (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in March 2017; thereafter they will be individually tested quarterly (v) increased the applicable margins for Domestic Rate Loans to 3.0% to 4.0% and LIBOR Rate Loans to 4.5% to 5.5% based upon undrawn availability, and (vi) reinstated a full cash dominion requirement. In connection with the sixth amendment, the Company paid PNC an amendment fee in the amount of $50,000.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Information Statement for our 2016 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Information Statement”), is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our Information Statement is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Amended and Restated Bylaws. (2)
10.01	2008 Equity Plan. (3)
10.02	2010 Stock Incentive Plan. (2)
10.03	Employment Agreement between the Company and Rick Kasch. (2)(4)(5)(6)(12)(8)
10.04	Employment Agreement between the Company and Austin Peitz. (8)(14)
10.05	Employment Agreement between the Company and Robert Devers. (8)
10.06	Form of Indemnification Agreement. (11)
10.08	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014 (7)
10.09	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015 (9)
10.10	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (15)
10.11	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.12	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015. Filed herewith.
10.13	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015 (10)
10.14	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016, Filed herewith
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (12)
14.2	Related Party Transaction Policy. (12)
14.3	Audit Committee Charter. (12)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.2	Consent from EKS&H LLLP regarding Form S-8. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014, and filed on July 3, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(11)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(12)	Incorporated by reference from Exhibit 10.03 to the Company’s Form 10-K/A for the year ended December 31, 2012 and filed on October 8, 2013.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 29, 2013, and filed on May 31, 2013.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8, 2015, and filed on April 10, 2015.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and filed on May 14, 2015.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2016

ENSERVCO CORPORATION,
a Delaware Corporation

/s/Rick D. Kasch
Principal Executive Officer

/s/ Robert J. Devers
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 30, 2016	Rick D. Kasch	/s/ Rick D. Kasch
Chief Executive Officer (principal executive officer), and Chairman of the Board

March 30, 2016	Robert J. Devers	/s/ Robert J. Devers
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

March 30, 2016	Steven P. Oppenheim	/s/ Steven P. Oppenheim
Director

March 30, 2016	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 30, 2016	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 30, 2016	William A. Jolly	/s/ William A. Jolly
Director

March 30, 2016	Richard A. Murphy	/s/ Richard A. Murphy
Director

ENSERVCO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	56

Financial Statements as of December 31, 2015 and 2014:

Consolidated Balance Sheets	57

Consolidated Statements of Operations and Comprehensive Income (Loss)	58

Consolidated Statement of Stockholders’ Equity	59

Consolidated Statements of Cash Flows	60-61

Notes to Consolidated Financial Statements	62-81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enservco Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Enservco Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two-period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enservco Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 30, 2016

Denver, Colorado

ENSERVCO CORPORATION

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$804,737	$954,058
Accounts receivable, net	7,037,419	14,679,858
Prepaid expenses and other current assets	1,213,049	1,540,667
Inventories	308,297	390,081
Income tax receivable	222,447	1,776,035
Deferred tax assets	237,411	135,055
Total current assets	9,823,360	19,475,754

Property and equipment, net	36,494,661	37,789,004
Goodwill	301,087	301,087
Other assets	573,030	716,836

TOTAL ASSETS	$47,192,138	$58,282,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,039,859	$5,472,163
Current portion of long-term debt	314,263	340,520
Total current liabilities	3,354,122	5,812,683

Long-Term Liabilities
Senior revolving credit facility	20,706,241	28,634,037
Long-term debt, less current portion	590,505	801,968
Deferred income taxes, net	4,654,454	4,992,681
Total long-term liabilities	25,951,200	34,428,686
Total liabilities	29,305,322	40,241,369

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 common shares authorized, 38,230,729 and 37,159,815 shares issued, respectively; 103,600 shares of treasury stock; and 38,127,129 and 37,056,215 shares outstanding, respectively	190,634	185,282
Additional paid-in-capital	13,852,563	12,751,389
Accumulated earnings	3,843,619	5,104,641
Total stockholders’ equity	17,886,816	18,041,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,192,138	$58,282,681

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2015	2014

Revenues	$38,777,860	$56,563,944

Cost of Revenue	28,808,599	41,257,600

Gross Profit	9,969,261	15,306,344

Operating Expenses
General and administrative expenses	4,260,539	4,393,129
Patent litigation and defense expenses	536,582	562,486
Depreciation and amortization	5,792,366	3,402,330
Total operating expenses	10,589,487	8,357,945

Income (Loss) from Operations	(620,226)	6,948,399

Other Income (Expense)
Interest expense	(1,113,544)	(791,159)
Gain (Loss) on sale and disposal of equipment	(8,160)	179,903
Other income	62,655	40,470
Total other expense	(1,059,049)	(570,786)

Income (Loss) Before Tax Expense	(1,679,275)	6,377,613
Income Tax Benefit (Expense)	418,253	(2,371,872)

Net Income (Loss)	$(1,261,022)	$4,005,741

Other Comprehensive Loss	-	(4,070)

Comprehensive Income (Loss)	$(1,261,022)	$4,001,671

Earnings (Loss) per Common Share – Basic	$(0.03)	$0.11

Earnings (Loss) per Common Share – Diluted	$(0.03)	$0.10

Basic weighted average number of common shares outstanding	37,835,637	36,529,906
Add: Dilutive shares assuming exercise of options and warrants	-	2,469,099
Diluted weighted average number of common shares outstanding	37,835,637	38,999,005

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statement of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders ‘Equity
Balance at January 1, 2014	34,822,536	$174,113	$11,568,033	$1,098,900	$4,070	$12,845,116

Exercise of warrants	482,357	2,413	262,885	-	-	265,298
Exercise of stock options	244,999	1,225	126,762	-	-	127,987
Cashless exercise of warrants	1,482,041	7,410	(7,410)	-	-	-
Cashless exercise of stock options	24,282	121	(121)	-	-	-
Stock-based compensation	-	-	562,903	-	-	562,903
Tax benefits related to exercise of options and warrants	-	-	238,337	-	-	238,337
Net income	-	-	-	4,005,741	-	4,005,741
Other comprehensive loss	-	-	-	-	(4,070)	(4,070)

Balance at December 31, 2014	37,056,215	$185,282	$12,751,389	$5,104,641	$-	$18,041,312

Exercise of warrants	100,000	500	76,600	-	-	77,100
Exercise of stock options	404,667	2,023	196,262	-	-	198,285
Cashless exercise of stock options	550,276	2,751	(2,751)	-	-	-
Stock-based compensation	-	-	617,530	-	-	617,530
Stock issued for services	15,971	78	10,302	-	-	10,380
Tax benefits related to exercise of options and warrants	-	-	203,231	-	-	203,231
Net loss	-	-	-	(1,261,022)	-	(1,261,022)

Balance at December 31, 2015	38,127,129	$190,634	$13,852,563	$3,843,619	$-	$17,886,816

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(1,261,022)	$4,005,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,792,366	3,402,330
Loss (Gain) on sale and disposal of equipment	8,160	(179,903)
Deferred income taxes	(440,583)	2,785,196
Stock-based compensation	617,530	562,903
Stock issued for services	10,380	-
Amortization of debt issuance costs	125,404	253,803
Bad debt expense	135,434	96,592
Changes in operating assets and liabilities
Accounts receivable	7,507,005	(3,090,584)
Inventories	81,784	(75,077)
Prepaid expense and other current assets	352,618	(417,084)
Income taxes receivable	1,553,588	(1,776,035)
Other assets	93,402	(423,301)
Accounts payable and accrued liabilities	(2,432,304)	2,359,356
Income taxes payable	-	(1,278,599)
Net cash provided by operating activities	12,143,762	6,225,338

INVESTING ACTIVITIES
Purchases of property and equipment	(4,533,352)	(23,955,603)
Proceeds from sale and disposal of equipment	27,169	370,000
Net cash used in investing activities	(4,506,183)	(23,585,603)

FINANCING ACTIVITIES
Net credit facility borrowings (repayments)	(7,927,796)	28,634,037
Repayment of long-term debt	(237,720)	(12,619,701)
Payment of debt issuance costs	(100,000)	(199,825)
Proceeds from exercise of warrants	77,100	265,298
Proceeds from exercise of stock options	198,285	127,987
Excess tax benefits related to exercise of options and warrants	203,231	238,337
Net cash (used in) provided by financing activities	(7,786,900)	16,446,133

Net Decrease in Cash and Cash Equivalents	(149,321)	(914,132)

Cash and Cash Equivalents, Beginning of Year	954,058	1,868,190

Cash and Cash Equivalents, End of Year	$804,737	$954,058

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Consolidated Statements of Cash Flows (continued)

	For the Years Ended December 31,
	2015	2014

Supplemental cash flow information:
Cash paid for interest	$814,033	$519,050
Cash (refund) paid for taxes	$(1,742,057)	$2,412,681

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$2,751	$7,531

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation (formerly Aspen Exploration Corporation), Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), Trinidad Housing LLC, HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2015 and 2014 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Water Transfer and Water Treatment Services (Organized on November 24, 2015 – No business operations during 2014 or 2015)

HE Services LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers less an allowance for doubtful accounts. The Company provides an allowance for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for doubtful accounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2015 and December 31, 2014, the Company had an allowance for doubtful accounts of $158,800 and $100,000, respectively. For the years ended December 31, 2015 and 2014 the Company has recorded bad debt expense (net of recoveries) of $135,434 and $96,592, respectively.

Concentrations

As of December 31, 2015, two customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 28% and 10%, respectively. Revenues from these two customers represented 11% and 3% of total revenues, respectively, for the year ended December 31, 2015. Additionally, one other customer exceeded 10% of total revenues at approximately 10% of total revenues for the year ended December 31, 2015.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as operating leases. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

The Company has leased trucks and equipment in the normal course of business, which was recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. In October 2015, the Company exercised the purchase option on three frac heaters. There are no significant equipment leases outstanding as of December 31, 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2015 or 2014.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and warrants.

As of December 31, 2015 and 2014, there were outstanding stock options and warrants to acquire an aggregate of 3,635,169 and 3,750,169 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the year ended December 31, 2014, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 2,469,099 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the year ended December 31, 2015.

Intangible Assets

Goodwill

Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment

The Company assesses goodwill and intangible assets with indefinite lives for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that the intangible asset is impaired. If it is determined that it is more-likely-than-not that and impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal years ending December 31, 2015 and 2014, the Company performed the annual impairment test as of the date ending at each of these fiscal years and determined in both fiscal years that no impairment existed.

Derivative Instruments

The Company has swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments is reflected as assets or liabilities on the balance sheets. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the statement of cash flows. The Company does not hold derivative instruments for trading purposes.

For derivative instruments designated as fair-value hedges, the changes in the fair value of the derivative instrument is recorded in earnings.

For derivative instruments designated as cash-flow hedges, the effective portion of changes in the fair value of the derivative instruments are deferred in Accumulated other comprehensive loss and are reclassified to income when the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is recorded in earnings. The Company assesses the retrospective and prospective effectiveness of its derivative instruments on a quarterly basis to determine whether the hedging instruments have been highly effective in offsetting changes in fair value of the hedged items. The Company also assesses on a quarterly basis whether the hedging instruments are expected to be highly effective in the future. If a hedging instrument is not expected to be highly effective, the Company will stop cash flow hedge accounting prospectively. In those instances, the gains or losses remain in Accumulated other comprehensive loss until the hedged item affects earnings.

The Company has designated its interest rate swap agreement with PNC as a fair value hedge. As such, changes in the fair value of the interest rate swap agreement are recorded in earnings.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2012 through 2015 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2011 to 2015.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. During the year ended December 31, 2015, the Company did not change any of its valuation techniques. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires that all deferred tax liabilities and assets, as well as any related valuation allowance, be classified in the balance sheet as noncurrent. This guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of this guidance is expected to have an immaterial impact on the Company’s total assets and liabilities.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following at:

	December 31,
	2015	2014

Trucks and vehicles	$54,153,487	$48,020,268
Other equipment	3,335,170	3,135,916
Buildings and improvements	3,752,841	3,396,280
Trucks in process	-	2,366,758
Land	873,428	776,420
Disposal wells	391,003	367,330
Total property and equipment	62,505,929	58,062,972
Accumulated depreciation	(26,011,268)	(20,273,968)
Property and equipment – net	$36,494,661	$37,789,004

Depreciation expense on property and equipment for the years ended December 31, 2015 and 2014 totaled $5,792,366 and $3,402,330, respectively.

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company had the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at December 31, 2015 ranged from 2.92% to 3.01% for the $20,250,000 of outstanding LIBOR Rate Loans and 4.25% for the $456,241 of outstanding Domestic Rate Loans.

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “First Amendment”) with respect to the 2014 Credit Agreement. The First Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank that eliminated a monthly fee of $12,500 paid to the guarantor of that indebtedness. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio. In July and October 2015, the Company entered into a third and fourth amendment, respectively, to the 2014 Credit Agreement with PNC.  The amendments were made to administrative terms of the agreement and did not modify any terms of the financial covenants. Effective December 31, 2015, the Company entered into a fifth amendment to the 2014 Credit Agreement. The fifth amendment, among other things, (i) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 25 basis points (ii) adjusted the Company’s leverage ratio, as defined to 4.25 to 1.00 as of December 31, 2015, 4.50 to 1.00 as of March 31, 2016, and 3.50 to 1.0 as of June 30, 2016 and each quarter thereafter, and (iii) limited capital expenditures, as defined to an aggregate amount of $7,800,000 during the period commencing October 1, 2015 through June 30, 2016.

As of December 31, 2015, the Company had an outstanding loan balance of $20,706,241. The outstanding loan balance matures in September 2019. As of December 31, 2015, approximately $9,900,000 was available under the revolving credit facility.

On March 29, 2016, the Company entered into a sixth amendment to the 2014 Credit Agreement. The sixth amendment, among other things, (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015 (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in February 2017; thereafter they will be individually tested quarterly (v) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 175 basis points, and (vi) reinstated a full cash dominion requirement.

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

In September 2015, the Company incurred an additional $100,000 of debt issuance costs related to the 2014 Credit Agreement due to the payment of the second half of the commitment fee in accordance with the 2014 Credit Agreement. As of December 31, 2015 and 2014, $140,570 and $115,570, respectively of unamortized debt issuance costs were included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet. The remaining long-term portion of debt issuance costs of $392,300 and $442,704 is included in Other Assets in the accompanying consolidated balance sheet for December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company amortized $125,404 and $253,803 of these costs to Interest Expense.

Interest Rate Swaps

On November 13, 2012 the Company entered into an interest rate swap agreement with PNC with a notional value of $11,000,000 in order to hedge the cash flow requirements for the variable interest rate associated with the PNC Term Loan. The floating variable interest rate associated with the Term Loan debt of 4.25% plus LIBOR was swapped for a fixed rate of 4.25% plus 0.64% for the duration of the PNC Term Loan. This swap agreement expired in November 2015.

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC which the Company designated as a fair value hedge against the variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement include a notional amount of $10,000,000, a fixed payment rate of 1.88% plus applicable a margin ranging from 2.50% to 3.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 2.50% to 3.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the year ended December 31, 2015, the fair market value of the interest rate swap decreased by $163,000 which was recorded as interest expense. The corresponding liability of $163,000 for the interest rate swap is including in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2015.

Note 5 – Long-Term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	536,038	677,204

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; payable in monthly installments of $3,000 per agreement with the IRS.	206,000	242,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	103,191	115,317

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	59,539	107,967
Total	904,768	1,142,488
Total current portion	(314,263)	(340,520)
Long term debt, net of current portion	590,505	801,968

Aggregate maturities of debt, excluding the Senior Revolving Credit Facility described in Note 4, are as follows:

Year Ended December 31,
2016	$314,263
2017	142,944
2018	46,851
2019	48,663
2020	50,509
Thereafter	301,538
Total	$904,768

Note 6 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2015
Derivative Instrument
Interest rate swap	$-	$163,000	$-	$163,000

December 31, 2014
Derivative Instrument
Interest rate swap	$-	$9,895	$-	$9,895

The interest rate swap as of December 31, 2015 and 2014 consists of a liability of $163,000 and $9,895, respectively (classified within Accounts payable and accrued liabilities).

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

Note 7 – Income Taxes

The income tax provision (benefit) from operations consists of the following:

	December 31,
	2015	2014
Current
Federal	$(18,817)	$(431,810)
State	-	-
Total Current	(18,817)	(431,810)
Deferred
Federal	(361,830)	2,603,115
State	(37,606)	200,567
Total Deferred	(399,436)	2,803,682
Total Income Tax Provision	$(418,253)	$2,371,872

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 34% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014

Computed income taxes at 34%	$(570,954)	$2,168,389

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	(50,378)	191,328
Change in tax rate	-	(97,350)
Stock-based compensation	137,296	79,841
Other	65,783	29,664

Provision (benefit) for income taxes	$(418,253)	$2,371,872

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2015 and 2014, the Company does not have an unrecognized tax liability.

The Company has approximately $5.1 million of net operating losses that will begin to expire in the year 2036.

The components of deferred income taxes for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term
Deferred tax assets
Reserves and accruals	$237,411	$-	$135,055	$-
Amortization	-	136,673	-	173,700
Capital losses	-	-	-	3,661
Non-qualified stock option expense	-	406,896	-	400,009
Loss Carryforwards	-	2,116,303	-	71,710

Total deferred tax assets	237,411	2,659,872	135,055	649,080

Deferred tax liabilities
Depreciation	-	(7,314,326)	-	(5,641,761)

Total deferred tax liabilities	-	(7,314,326)	-	(5,641,761)

Net deferred tax assets (liabilities)	$237,411	$(4,654,454)	$135,055	$(4,992,681)

As of December 31, 2015 and 2014, the Company did not record any valuation allowances.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. Interest and penalties of $3,740 and $19,760 were recognized in the statement of operations for the fiscal years ended December 31, 2015 and 2014, respectively.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio and Pennsylvania. The Company’s United States federal income tax filings for tax years 2012 through 2015 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2011 to 2015.

Note 8 – Stockholders Equity

Registration Rights Agreement

In conjunction with a private placement transaction in November 2012, the Company and each private placement investor entered into a registration rights agreement; which agreement requires the payment of penalty fees to the equity investor in the event the Company is unable to timely register the shares of common stock acquired by the equity investor pursuant to the stock subscription agreement. The Company filed a registration statement for these shares which was declared effective June 21, 2013. If the Company fails to maintain the effectiveness of this registration statement, it may be subject to a penalty in cash or shares equal to 1.0% per month (prorated for any partial months), for the period(s) of time that the Company fails to maintain effectiveness of the registration statement underlying these shares. Liquidated Damages shall not exceed 8% of the original purchase price of such shares. The Company has not recorded an obligation for liquidated damages as the possibility of failing to maintain effectiveness is remote.

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase 5,185,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of December 31, 2015, 150,001 of these warrants remain outstanding.

A summary of warrant activity for the years ended December 31, 2015 and 2014 is as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,657,714	$0.55	3.7	$3,359,170
Issued	-	-
Exercised	(2,407,713)	0.54
Forfeited/cancelled	-	-
Outstanding at December 31, 2014	250,001	$0.64	2.3	$242,901
Issued	-	-
Exercised	(100,000)	0.77
Forfeited/Cancelled	-	-
Outstanding at December 31, 2015	150,001	$0.55	1.9	$-

Exercisable at December 31, 2015	150,001	$0.55	1.9	$-

During the year ended December 31, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the year ended December 31, 2015.

During the year ended December 31, 2014, warrants to acquire 1,925,357 shares of common stock were exercised by way of cashless exercise whereby the warrant holders elected to receive 1,482,041 shares without payment of the exercise price and the remaining warrants for 443,316 shares were cancelled. In addition, warrants to acquire 482,357 shares were exercised for cash payments totaling $265,298. The warrants exercised had a total intrinsic value of $4,425,344 at the time of exercise.

Stock Issued for Services

During the fiscal year ended December 31, 2015, the Company issued 15,971 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the year ended December 31, 2015, the Company recorded $10,400 of stock based compensation expense for these services in the accompanying consolidated statement of operations and comprehensive income (loss).

Note 9 – Stock Options

On July 27, 2010 the Company’s board of directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may be granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016, the 2010 plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of December 31, 2015, there were 3,485,168 options outstanding under the 2010 Plan.

A summary of the range of assumptions used to value stock options granted for the years ended December, 2015 and 2014 are as follows:

	For the Years Ended December 31,
	2015			2014

Expected volatility	107	-	109%	114	-	124%
Risk-free interest rate	0.75	-	0.86%	0.72	-	0.99%
Dividend yield		-			-
Expected term (in years)	3.3	-	3.5	2.5	-	3.5

During the year December 31, 2015, the Company granted options to acquire 1,123,500 shares of common stock with a weighted-average grant-date fair value of $1.19 per share. During the year ended December 31, 2015, options to acquire 720,333 shares of common stock were exercised by way of a cashless exercise whereby the option holders elected to receive 550,276 shares of common stock without payment of the exercise price and the remaining options for 170,057 shares were cancelled. The options had an intrinsic value of $1,131,371 at the time of exercise. In addition, options to acquire 404,667 shares of common stock were exercised for cash payments of $198,285. The options had an intrinsic value of $423,837 at the time of exercise.

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

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	3,375,000	$0.70	2.60	$3,760,325
Granted	462,500	2.37
Exercised	(273,332)	0.51
Forfeited or Expired	(64,000)	2.27

Outstanding at December 31, 2014	3,500,168	$0.90	2.02	$2,785,893
Granted	1,123,500	1.75
Exercised	(1,125,000)	0.48
Forfeited or Expired	(13,500)	2.06
Outstanding at December 31, 2015	3,485,168	$1.31	2.53	$63,067
Vested or Expected to Vest at December 31, 2015	2,161,499	$1.03	1.61	$63,067
Exercisable at December 31, 2015	2,161,499	$1.03	1.61	$63,067

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2015.

During the years ended December 31, 2015 and 2014, the Company recognized stock-based compensation costs for stock options of $617,530 and $562,903, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested at January 1, 2014	666,668	$0.54
Granted	462,500	1.67
Vested	(566,664)	0.87
Forfeited	(64,000)	1.74
Non-vested at December 31, 2014	498,504	$1.05
Granted	1,123,500	1.19
Vested	(287,835)	0.83
Forfeited	(10,500)	1.48
Non-vested at December 31, 2015	1,323,669	$1.22

As of December 31, 2015 there was $1,048,303 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.7 years.

Note 10 – Commitments and Contingencies

Operating Leases

As of December 31, 2015, the Company leases facilities under lease commitments that expire through June 2022. All of these facility leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows:

Year Ended December 31,
2016	$592,752
2017	567,342
2018	463,518
2019	470,194
2020	415,370
Thereafter	331,488
Total	$2,840,664

Rent expense under operating leases for the years ended December 31, 2015 and 2014 was $828,098 and $1,113,581, respectively.

Equipment Purchase Commitments

As of December 31, 2015, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company has accrued a liability of approximately $39,500 as of December 31, 2015 for insurance claims that it anticipates paying in the future related to incidents that occurred during the period ended December 31, 2015.

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

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that sought, among other things, to invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted the energy companies’ partial summary judgment motion, finding that the ‘993 Patent was invalid and later entered a judgment on this issue. In September 2015, a jury trial was conducted. While it did not find that HOTF committed the tort of deceit, the jury found that HOTF represented to a customer of one of the accused energy companies that HOTF had a valid patent and this representation was made in bad faith. The jury also found, among other things, that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the energy company $750,000 in damages. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). In January 2016, the Court ruled that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor and/or HOTF. In February 2016, HOTF filed a notice of its intent to appeal to the U.S. Court of Appeals for the Federal Circuit all judgments and adverse orders related to those judgments issued by the North Dakota Court.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding and rejected all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections, but no subsequent decision has been made by the USPTO. The timing of a response from the USPTO and any decision resulting therefrom is uncertain and is subject to appeal by HOTF. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity and/or unenforceability of the ‘993 Patent could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case and the pending reexamination with the USPTO, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

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

Note 12 – Subsequent Events

On November 24, 2015, HWWM was organized in state of Colorado as a wholly owned subsidiary of Enservco for the purposes of launching a new water management division. Effective January 1, 2016, HWWM acquired the water management assets of HII Technologies, Inc. (HIIT), and WET Oilfield Services, LLC (WET) for approximately $4.0 million dollars which was funded through an advance under the PNC revolving credit facility. HWWM will provide water transfer services and water treatment services to the oil and natural gas sector. Additionally in accordance with FASB Accounting Standards Codification 805, Business Combinations, the Company has accounted for the acquisitions of both HIIT and WET assets as asset acquisitions.