Form 10-Q
period 2016-03-31
Enservco Corp
filed 2016-05-12
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes☐ No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 5, 2016
Common stock, $.005 par value	38,130,160

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,588,779	$804,737
Accounts receivable, net	3,765,056	7,037,419
Prepaid expenses and other current assets	1,062,465	1,072,479
Inventories	295,978	308,297
Income tax receivable	237,055	222,447
Total current assets	6,949,333	9,445,379

Property and Equipment, net	39,251,365	36,494,661
Goodwill	301,087	301,087
Other Assets	180,730	180,730

TOTAL ASSETS	$46,682,515	$46,421,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,401,258	$3,039,859
Current portion of long-term debt	387,751	314,263
Total current liabilities	2,789,009	3,354,122

Long-Term Liabilities
Senior revolving credit facility, net of unamortized deferred loan costs of $547,299 and $532,870, respectively	22,600,423	20,173,371
Long-term debt, less current portion	481,488	590,505
Deferred income taxes, net	3,848,201	4,417,043
Total long-term liabilities	26,930,112	25,180,919
Total liabilities	29,719,121	28,535,041

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 38,233,760 and 38,230,729 shares issued, respectively; 103,600 shares of treasury stock; and 38,130,160 and 38,127,129 shares outstanding, respectively	190,650	190,634
Additional paid-in-capital	14,004,694	13,852,563
Accumulated earnings	2,768,050	3,843,619
Total stockholders’ equity	16,963,394	17,886,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,682,515	$46,421,857

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$8,307,059	$19,139,497

Cost of Revenue	6,770,085	11,264,286

Gross Profit	1,536,974	7,875,211

Operating Expenses
General and administrative expenses	1,026,575	1,220,353
Patent litigation and defense costs	36,166	339,017
Depreciation and amortization	1,747,972	1,322,934
Total operating expenses	2,810,713	2,882,304

Income (Loss) from Operations	(1,273,739)	4,992,907

Other Income (Expense)
Interest expense	(372,668)	(253,210)
Other income	1,996	6,900
Total other expense	(370,672)	(246,310)

Income (Loss) Before Tax Expense	(1,644,411)	4,746,597
Income Tax Benefit (Expense)	568,842	(1,854,717)
Net Income (Loss)	$(1,075,569)	$2,891,880

Other Comprehensive Income (Loss)	-	-

Comprehensive Income (Loss)	$(1,075,569)	$2,891,880

Earnings (Loss) per Common Share – Basic	$(0.03)	$0.08

Earnings (Loss) per Common Share – Diluted	$(0.03)	$0.07

Basic weighted average number of common shares outstanding	38,129,660	37,350,668
Add: Dilutive shares assuming exercise of options and warrants	-	1,859,527
Diluted weighted average number of common shares outstanding	38,129,660	39,210,195

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(1,075,569)	$2,891,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,747,972	1,322,934
Deferred income taxes	(568,842)	1,661,682
Stock-based compensation	150,433	91,060
Stock issued for services	1,714	-
Amortization of debt issuance costs	35,571	28,892
Bad debt expense	39,159	4,255
Changes in operating assets and liabilities
Accounts receivable	3,233,204	(531,120)
Inventories	12,319	46,244
Prepaid expense and other current assets	10,014	385,643
Income taxes receivable	(14,608)	-
Accounts payable and accrued liabilities	(638,601)	214,192
Income taxes payable	-	56,205
Net cash provided by operating activities	2,932,766	6,171,867

INVESTING ACTIVITIES
Purchases of property and equipment	(4,504,676)	(2,352,379)
Net cash used in investing activities	(4,504,676)	(2,352,379)

FINANCING ACTIVITIES
Net line of credit borrowings (payments)	2,441,481	(4,093,140)
Repayment on long-term debt	(35,529)	(130,525)
Payment of debt issuance costs	(50,000)	-
Proceeds from exercise of warrants	-	77,100
Proceeds from exercise of stock options	-	14,634
Excess tax benefits from exercise of options and warrants	-	136,831
Net cash provided by (used in) financing activities	2,355,952	(3,995,100)

Net Increase (Decrease) in Cash and Cash Equivalents	784,042	(175,612)

Cash and Cash Equivalents, Beginning of Period	804,737	954,058

Cash and Cash Equivalents, End of Period	$1,588,779	$778,446

Supplemental cash flow information:
Cash paid for interest	$259,936	$221,594
Cash paid for taxes	$1,400	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$-	$2,968

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), Trinidad Housing LLC, HE Services LLC, and Real GC LLC (collectively, the “Company”) as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Water Transfer and Water Treatment Services.

HE Services LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

On November 24, 2015, Heat Waves Water Management LLC (“HWWM”) was organized under the laws of the state of Colorado as a wholly owned subsidiary of Enservco for the purposes of launching a new water management division. Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (“WET”) and HII Technologies, Inc. and its affiliates (“HIIT”) for approximately $4.0 million dollars. As part of the HIIT transaction, the Company also acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM plans to provide water transfer services and water treatment services to the onshore oil and natural gas sector.

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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2015. All significant inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $63,315 and $158,000, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded bad debt expense (net of recoveries) of $39,159 and $4,255, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three-month periods ended March 31, 2016 and 2015.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment, (4) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (5) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments that extend the remaining useful life or expands the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company has leased trucks and equipment in the normal course of business, which was recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. In October 2015, the Company exercised the purchase option on three frac water heaters. There are no significant equipment leases outstanding as of March 31, 2016.

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

As of March 31, 2016 and 2015, there were outstanding stock options and warrants to acquire an aggregate of 3,730,669 and 3,250,302 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2015, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,859,527 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended March 31, 2016.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisitions of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2015, the Company performed the annual impairment test and determined that no impairment existed. For the three-month periods ended March 31, 2016 and 2015, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as a direct deduction from the carrying amount of the related debt liability. All other costs not associated with the execution of the loan agreements are expensed as incurred.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2012 through 2015 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2016. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, stock based compensation expense, income tax provision, the valuation of interest rate swaps, and the valuation of deferred taxes. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation (Topic 718)”, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements.

Recently Adopted

Effective January 1, 2016, the Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU was effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Our adoption resulted in a reclassification of deferred debt costs related to long-term debt from an asset to an offset of the related liability of $532,870 at December 31, 2015. The adoption of the ASU did not affect our method of amortizing debt issuance costs, and will not affect the statement of operations.

Effective January 1, 2016, the Company elected to early adopt ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which was effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires that all deferred tax liabilities and assets, as well as any related valuation allowance, be classified in the balance sheet as noncurrent. The Company has elected to apply this guidance retrospectively to all periods presented. Our adoption resulted in a reclassification of current deferred tax assets of $237,411 to an offset of long-term deferred income taxes resulting in net long-term deferred income taxes of $4,417,043 as of December 31, 2015.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2016	2015
Trucks and vehicles	$54,458,469	$54,153,487
Water transfer equipment	4,324,287	176,412
Other equipment	3,175,506	3,158,758
Buildings and improvements	3,787,912	3,752,841
Land	873,428	873,428
Disposal wells	391,003	391,003
Total property and equipment	67,010,605	62,505,929
Accumulated depreciation	(27,759,240)	(26,011,268)
Property and equipment – net	$39,251,365	$36,494,661

Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (“WET”) and HII Technologies, Inc. (“HIIT”) for approximately $4 million dollars. These assets include high and low volume pumps, aluminum pipe, manifolds, lay flat hose, generators, other support equipment including vehicles and trailers. As part of the HIIT acquisition, HWWM also acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. In accordance with FASB Accounting Standards Codification 805, Business Combinations, the Company has accounted for the transactions with both HIIT and WET as asset acquisitions.

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and 85% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company had the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The interest rate at March 31, 2016 was 4.9% for the $23,147,722 of outstanding LIBOR Rate Loans and 6.5% for the $0 of outstanding Domestic Rate Loans.

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “First Amendment”) with respect to the 2014 Credit Agreement. The First Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank that eliminated a monthly fee of $12,500 paid to the guarantor of that indebtedness. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio. In July and October 2015, the Company entered into a third and fourth amendment, respectively, to the 2014 Credit Agreement with PNC.  The amendments were made to administrative terms of the agreement and did not modify any terms of the financial covenants. Effective December 31, 2015, the Company entered into a fifth amendment to the 2014 Credit Agreement. The fifth amendment, among other things, (i) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 25 basis points (ii) adjusted the Company’s leverage ratio, as defined, to 4.25 to 1.00 as of December 31, 2015, 4.50 to 1.00 as of March 31, 2016, and 3.50 to 1.00 as of June 30, 2016 and each quarter thereafter, and (iii) limited capital expenditures, as defined to an aggregate amount of $7,800,000 during the period commencing October 1, 2015 through June 30, 2016.

On March 29, 2016, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2014 Credit Agreement. The Sixth Amendment, among other things, (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015 (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in February 2017; thereafter they will be individually tested quarterly (v) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 175 basis points, and (vi) reinstated a full cash dominion requirement.

As of March 31, 2016, the Company had an outstanding principle loan balance of $23,147,722 and unamortized debt issuance costs of $547,299. The outstanding principle loan balance matures in September 2019. As of March 31, 2016, approximately $5,400,000 was available under the revolving credit facility.

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

During the three-month period ended March 31, 2016, the fair market value of the swap instrument decreased by $98,000 which was recorded as interest expense.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$525,322	$536,038

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	197,000	206,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	100,043	103,191

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	46,874	59,539
Total	869,239	904,768
Less current portion	(387,751)	(314,263)
Long-term debt, net of current portion	$481,488	$590,505

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending March 31,
2017	$387,751
2018	45,530
2019	47,291
2020	49,085
2021	51,020
Thereafter	288,562
Total	$869,239

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
March 31, 2016
Derivative Instrument Interest rate swap	$-	$261,000	$-	$261,000

December 31, 2015
Derivative Instrument Interest rate swap	$-	$163,000	$-	$163,000

The interest rate swap as of March 31, 2016 consists of a liability of $261,000 (classified within Accounts payable and accrued liabilities).

The Company’s derivative instrument (e.g. interest rate swap or “swap”) is valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets therefore the derivative instrument is classified within Level 2 of the fair value hierarchy. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. The fair value estimate of the swap does not reflect its actual trading value.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2016 and 2015 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 8 – Commitments and Contingencies

Operating Leases

As of March 31, 2016, the Company leases facilities and certain trucks and equipment under lease commitments that expire through June 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending March 31,
2017	$715,128
2018	563,011
2019	465,187
2020	471,863
2021	358,289
Thereafter	270,186
Total	$2,843,664

Equipment Purchase Commitments

As of March 31, 2016, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company has accrued a liability of approximately $59,000 as of March 31, 2016 for insurance claims that it anticipates paying in the future related to claims that occurred during the period ended March 31, 2016.

Litigation

In October 2014, the Company was served with a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”), naming Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. In May 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. In July 2015, the Company and HOTF jointly asked the Colorado Court to stay the case pending any appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below, and on July 20, 2015, the Court granted the parties’ joint request. The Colorado case is now stayed pending resolution of appeal by HOTF of the North Dakota Court’s invalidity ruling.

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that sought, among other things, to invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted the energy companies’ partial summary judgment motion, finding that the ‘993 Patent was invalid and later entered a judgment on this issue. In September 2015, a jury trial was conducted. While it did not find that HOTF committed the tort of deceit, the jury found that HOTF represented to a customer of one of the accused energy companies that HOTF had a valid patent and this representation was made in bad faith. The jury also found, among other things, that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the energy company $750,000 in damages. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). In January 2016, the Court ruled that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor and/or HOTF. In February 2016, HOTF filed a notice of its intent to appeal to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) all judgments and adverse orders related to those judgments issued by the North Dakota Court.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding and rejected all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections. In May 2016, the USPTO reversed its decision and confirmed all 99 claims as being patentable over the prior art in the ‘993 Patent Reexamination proceeding. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity and/or unenforceability of the ‘993 Patent by the Federal Circuit could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 9 – Stockholders Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase 5,185,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five-year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of March 31, 2016, 150,001 of these warrants remain outstanding.

A summary of warrant activity for the three months ended March 31, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2015	150,001	$0.55	1.9	$-
Issued for Services	-	-
Exercised	-	-
Forfeited/Cancelled	-
Outstanding at March 31, 2016	150,001	$0.55	1.7	$4,500

Exercisable at March 31, 2016	150,001	$0.55	1.7	$4,500

During the three months ended March 31, 2016, there were no warrants issued or exercised.

During the three months ended March 31, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise.

Stock Issued for Services

During the fiscal year ended March 31, 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the period ended March 31, 2016, the Company recorded $1,700 of consulting expense for these services in the accompanying consolidated statement of operations and comprehensive income (loss).

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010 the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of March 31, 2016, there were options to purchase 3,580,668 shares outstanding under the 2010 Plan.

A summary of the range of assumptions used to value stock options granted for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended
	March 31,
	2016			2015

Expected volatility	85%	-	102%	109%
Risk-free interest rate	1.1%	-	1.2%	0.8%
Forfeiture rate		0%		0%
Dividend yield		-		-
Expected term (in years)		3.31		3.28

During the three months ended March 31, 2016, the Company granted options to acquire 130,000 shares of common stock with a weighted-average grant-date fair value of $0.24 per share. During the three months ended March 31, 2016, no options were exercised.

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

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	3,485,168	$1.31	2.53	$63,067
Granted	130,000	0.41
Exercised	-	-
Forfeited or Expired	(34,500)	1.65
Outstanding at March 31, 2016	3,580,668	$1.27	2.36	$117,100

Vested or Expected to Vest at March 31, 2016	3,580,668	$1.27	2.36	$117,100
Exercisable at March 31, 2016	2,637,832	$1.16	1.79	$94,600

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $150,433 and $91,060, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	1,323,669	$1.22
Granted	130,000	0.24
Vested	(486,333)	1.20
Forfeited	(24,500)	1.25
Non-vested at March 31, 2016	942,836	$1.09

As of March 31, 2016, there was $889,292 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 2.4 years.

Note 11 – Subsequent Events

On May 5, 2016, the Board of Directors granted stock options to acquire 1,375,000 shares of common stock to its executive officers, management and key employees. The stock options are exercisable until May 2021 at a strike price of $0.60 per share (being the closing price on the date the options were granted). Options to acquire 541,666 shares of common stock vest on December 31, 2016 and December 31, 2017 with the remaining 291,668 options vesting on December 31, 2018.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three-month periods ended March 31, 2016 and 2015, and our financial condition, liquidity and capital resources as of March 31, 2016, and December 31, 2015. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC and in Part II, Item 1A of this Quarterly Report. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

In January 2016, the Company took advantage of the recent industry downturn and acquired various water transfer assets and other equipment from two companies - WET Oil Services, LLC (“WET”) and HII Technologies, Inc. and its affiliates (“HIIT”) for approximately $4 million dollars. These assets, which include high and low volume pumps, piping, manifolds, and other support equipment, as well as the exclusive U.S. rights to an environmentally friendly, innovative technology for the treatment of bacteria and scaling in the oil and gas industry, were purchased at an average of approximately 20% to 25% of their original cost. These strategic acquisitions, funded through our PNC credit facility, gave us the opportunity to acquire a sizable amount of assets that enabled us to launch a new water management division that can provide water transfer services in several markets. We believe the opportunity to bundle these services with our existing services including our frac water heating services will give us a competitive advantage over our competitors. Although we believe our ability to launch this division and enter into new markets will be challenging in the near term due to the current industry downturn, we believe these acquisitions will position us for substantial growth once commodity prices recover and well completion activity picks up.

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

	For the Three Months Ended March 31,
	2016	2015
FINANCIAL RESULTS:
Revenues	$8,307,059	$19,139,497
Cost of Revenue	6,770,085	11,264,286
Gross Profit	1,536,974	7,875,211
Gross Margin	19%	41%

Income (Loss) From Operations	$(1,273,739)	$4,992,907
Net Income (Loss)	$(1,075,569)	$2,891,880
Earnings (Loss) per Common Share – Diluted	$(0.03)	$0.07
Diluted weighted average number of common shares outstanding	38,129,660	39,210,195

OTHER:
Adjusted EBITDA*	$660,832	$6,745,918
Adjusted EBITDA* Margin	8%	35%

*

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

We experienced many of the same challenges during our fiscal 2016 first quarter that we experienced during our preceding fourth quarter. Unseasonably warm weather in our two largest heating markets and a continued decline in drilling, completion and service activities throughout the industry due to low crude oil and natural gas prices continued to negatively impact demand for our services during the quarter. We continued to offer pricing concessions/discounts to a number of customers with the intent to maintain existing service volumes and offset the drop in demand. The combination of these factors resulted in a decline in first quarter revenues of $10.8 million, or 57%, as compared to same quarter last year. The year-over-year percentage decline in revenues for the quarter was similar to that which we experienced during our preceding quarter. Incremental revenues from our geographic expansion into the Eagle Ford Shale helped to offset some of the decline in revenues.

Management continued to take actions to reduce variable operating costs in line with the decrease in revenues and to reduce fixed expenses where possible. However, the decline in higher margin well enhancement services, price concessions, and the fixed operating costs portion of cost of sales resulted in margins being squeezed as reflected in gross profit declining $6.3 million, or 80%, and Adjusted EBITDA declining $6.1 million, or 90%, as compared to the same quarter last year. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Declines in general and administrative costs and patent litigation costs of 16% and 89%, respectively reduced operating costs by almost $500,000 during the quarter as compared to the same quarter last year, These declines were partially offset by a $425,000, or 32%, increase in noncash depreciation and amortization expense during the quarter related to the purchase of approximately $4 million of water transfer assets in January 2016.

Net loss for the quarter was $1.1 million or ($0.03 per share) as compared to net income of $2.9 million or $0.07 per diluted share for the comparable quarter last year.

Industry Overview

Crude oil prices continued to decline during the first quarter, dipping below $30 per barrel twice. The decline in crude oil prices since July 2014 has resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions from vendors, and reducing or delaying certain maintenance related work to save costs. Further, the overall reduction in drilling, completion and service work has resulted in more service vendors chasing fewer jobs putting even further downward pressure on the pricing of services. Some competitors have responded by pricing work at negative margins. The Company has been able to partially mitigate the impact of these decisions by deploying resources to more active customers and basins. Price concessions granted to customers were approximately 6.3% of total revenues for the quarter ended March 31, 2016 as compared to 3.0% for the comparative quarter a year ago.

Many customers have announced reduced capital spending programs for 2016 and some customers have suspended drilling and completion programs altogether until oil and natural gas prices recover and stabilize at an economical price for continuing such operations. In addition, some customers are delaying their routine hot oiling and acidizing maintenance work. Similar to the last down cycle, once prices stabilize at a profitable level we anticipate a rebound in routine hot oiling and acidizing maintenance as the deferred maintenance needs to be done to maintain production levels and protect the integrity of a well.

Revenues

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenue by service offering and geographic region during the three months ended March 31, 2016 and 2015:

	For the Three months Ended March 31,
	2016	2015
BY SERVICE OFFERING:
Well Enhancement Services (1)	$7,143,073	$17,169,340

Fluid Management and Other (2)	1,163,986	1,970,157

Total Revenues	$8,307,059	$19,139,497

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following tables set forth revenue by service offering and geographic region during the three months ended March 31, 2016 and 2015:

	For the Three months Ended March 31,
	2016	2015
BY GEOGRAPHY:
Rocky Mountain Region (3)	$5,087,449	$11,839,591

Eastern USA Region (4)	883,104	4,428,569

Central USA Region(5)	2,336,506	2,871,337

Total Revenues	$8,307,059	$19,139,497

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, fluid disposal, frac tank rental, and construction and roustabout services.
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

Well Enhancement Services

For the three months ended March 31, 2016, well enhancement service revenue declined $10.0 million, or 58%, to $7.1 million. A significant decline in demand for our frac water heating services due to unseasonably warm weather in our two largest frac water heating markets (D-J/Niobrara and Marcellus/Utica) and the overall decline in drilling and completions activity related to falling oil and natural gas price were the primary reason for the decline in revenues. These declines were offset by incremental revenues from our geographic expansion into the Eagle Ford Shale basin in Texas.

The following table details the change in our heating capacity for the three months ended March 31, 2016:

	Frac Water Heater Burner Boxes (1)	Hot Oil Trucks
	Q1 2016	Q1 2016
Net Additions	-	-
Ending Units	81	57

Average Equivalent Units (2)	81.0	57.0
Average Equivalent Units – Last Year	81.0	45.2
Change from same period last year	0.0	11.8
Increase in Equivalent Heating Capacity (3)	0%	26%

Notes to table:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represent the average number of trucks or burner boxes in service during the period represented.
(3)	The increase in equivalent heating capacity represents the percentage change in equivalent units during the period over the equivalent units for the same period last year.

Frac water heating revenues for the three months ended March 31, 2016 declined 68%, or $8.7 million, from 2015. Industry wide declines in drilling and completion programs due to low energy prices and (for the second year) unseasonably warm weather in the DJ Basin and Marcellus/Utica Basin during our 2016 first quarter significantly reduced demand for our frac water heating services in these markets. In 2016, our Eastern USA region was hit particularly hard as cold temperatures never materialized resulting in a $3.7 million, or 88%, decline in heating revenues in the Marcellus/Utica Shale Basin.

Hot oil revenues for the three months ended March 31, 2016 decreased 28% to $2.9 million as compared to $4.1 million in 2015. Incremental hot oil service revenues from our geographic expansion into Texas offset lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell from last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. During 2016, the Company granted pricing concessions of up to 17% to customers in several markets in order to retain or increase market share. These price concessions amounted to approximately 6.7% of overall hot oil revenues for 2016 as compared to 4.6% in the first quarter last year.

Acidizing revenues for the three months ended March 31, 2016 declined $300,000, or 70%, from the same period last year. Revenues continue to be hampered by low crude oil and natural gas prices which have resulted in the reduction or postponement of recurring maintenance acidizing programs. The Company continues to aggressively pursue customers and partner with chemical suppliers to develop new cost effective acid programs, but we have had limited success to date in generating new business due to the challenging industry conditions.

Fluid Management and Other:

Fluid management services and other revenues, which represent approximately 14% of first quarter revenues, declined $806,000, or 41%, during the quarter ended March 31, 2016 as compared to same quarter last year. The decline was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and loss of certain low margin business. In addition, the Company scaled back or elected not to provide certain low margin water hauling services in the DJ Basin.

Geographic Areas:

Revenues in the Rocky Mountain Region decreased $6.8 million, or 57%, for the three months ended March 31, 2016 due to several factors including (i) decreased frac water heating activity in the Niobrara Shale/DJ Basin and Bakken Field because of the continuation of unseasonably warm weather and reduced drilling activity in the region as discussed above and (ii) decreased hot oiling, acidizing, and water hauling revenues due to delayed maintenance programs by customers.

Revenues in the Eastern USA region decreased $3.5 million, or 80%, to $883,000 for the three months ended March 31, 2016 primarily due to lower frac water service activity in the Marcellus and Utica shale basins. Similar to our most recent fourth quarter, the unseasonably warm weather throughout the quarter essentially eliminated most of our frac water heating revenue during the first quarter. In addition, price concessions and reduced drilling and completion activities due to falling prices also contributed to the overall decline in revenues.

Revenues in the Central USA region decreased $535,000, or 19%, to $2.3 million for the three months ended March 31, 2016. Incremental revenues from our geographic expansion into the Eagle Ford Shale of $550,000 were offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin. Scaled back service work, price concessions and elimination of certain low margin water hauling business were the primary reasons for decline in fluid management business in the Hugoton Basin.

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

As an indication of this quarter-to-quarter seasonality, the Company generated 72% of its 2015 revenues during the first and fourth quarters of 2015 compared to 28% during the second and third quarters of 2015. In 2014, the Company earned 77% of its 2014 revenues during the first and fourth quarters of 2014, compared 23% during the second and third quarters of 2014. While the Company is pursuing various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities, there can be no assurance that we will be successful in doing so.

Cost of Revenues:

Cost of revenues for the quarter ended March 31, 2016 decreased $4.5 million, or 40%, from the comparable quarter last year primarily due to management’s efforts to reduce operating costs such as equipment repairs and maintenance, direct labor and supplies in order to minimize the negative impact of reduced revenues. Managements’ efforts included reducing overtime and non-billable time, reducing indirect labor to correspond with lower activity, negotiating supplier discounts and implementing cost management tools. In addition, lower propane and fuel costs also contributed to the decline in cost of revenues. The decline in cost of revenue above was partially offset by startup costs from our new water management division and increased costs from our expanded operations in Texas.

Gross Profit:

Gross profit decreased $6.3 million, or 80%, to $1.5 million during the quarter ended March 31, 2016 as compared to the same quarter last year. The decline in gross profits was due primarily due to the decline in our higher margin well enhancement service revenues of approximately $10.0 million as discussed above. Managements’ efforts to reduce operating costs and lower propane and diesel costs helped to mitigate some of the revenue impact on gross profits. Price concessions, which totaled $521,000, or 6.3%, of revenue, and start-up costs for our new water management division also contributed to the decline in gross profits during the quarter.

Gross profit as a percentage of revenues decreased to 19% of revenues for the three months ended March 31, 2016 as compared to 41% for same quarter last year primarily due to the aforementioned impact from price concessions, start-up costs for our new water management division, and fixed cost components in our cost of revenues.

Propane Impact Discussion:

In connection with our frac water heating services and hot oil services, the Company provides propane to certain customers on a cost plus basis. Since the Company passes along the cost of propane to its customers on a cost plus mark-up basis, fluctuations in the price of propane will impact our revenues, cost of revenues and gross profit percentages. In general, decreases in propane prices will tend to reduce well enhancement revenues and cost of revenues and may increase our overall gross profit percentage as the dollar value of propane revenues and cost of revenue becomes a lower percentage of total revenues. Conversely, increases in propane prices will tend to increase well enhancement revenues and cost of revenues and may decrease our gross profit percentage, as the dollar value of lower margin propane revenues and cost of revenue becomes a higher percentage of total revenues. Propane prices during our first quarter declined approximately 33% from the comparable quarter last year and contributed to the overall decline in revenues, cost of revenues and gross profits discussed above. However, due to the significant decline in frac water heating services, the decline in propane prices, had a relatively minor impact on gross profit as a percentage of revenue.

The Company anticipates that propane prices will continue to fluctuate in the future based on the relative demand and availability of propane in different geographic areas across the United States and that more customers may utilize our bi-fuel capabilities.

General and Administrative Expenses:

For the quarter ended March 31, 2016, general and administrative expenses decreased $194,000, or 16%, from the comparable quarter last year primarily due to lower personnel costs attributable to reduction in staff and a $275,000 net decrease due to the timing of an annual bonus paid to management and key employees during the first quarter of 2015 which were delayed in 2016. Additional cost reductions including scaled back investor relations and lower corporate travel were mitigated by a $59,000 increase in noncash stock-based compensation costs, higher medical claims, and office rent from the comparable quarter last year.

Management plans to continuously monitor costs and look for ways to further reduce general and administrative expenses.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the quarter ended March 31, 2016 declined $304,000 to $36,000 as compared to $340,000 for last year. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a recent judgement by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, legal costs have been minimal since July 2015.

Enservco and Heat Waves deny that they are infringing upon any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until or if such time as the Colorado Case is resumed.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2016 increased $425,000, or 32%, from the comparable period last year primarily due to the additional depreciation expense related to the $4.0 million purchase of water transfer assets from WET and HIIT and the completion of the 2014 capex program at the end of the first quarter of 2015.

Income from operations:

For the quarter ended March 31, 2016, the Company recognized a loss from operations of $1.3 million compared to an income from operations of $5.0 million for the same quarter last year. The decline was primarily due to the $6.3 million decline in gross profit discussed above.

Management believes that the decline in results of operations during 2016, particularly the decline in well enhancement revenues and gross profit, reflects a number of factors including the unseasonably warm weather in the DJ Basin and Marcellus/Utica shale play and decreased drilling, completion and service activity attributable to lower crude oil and natural gas prices should improve over time. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanded fleet and service areas as well as being able to quickly deploy our equipment from places of lesser utilization to places where they will be better utilized, our financial performance will improve over the long run. On a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the quarter ended March 31, 2016 increased 47% to $373,000 as compared to the same quarter last year. The increase was primarily due to additional interest expense of $98,000 related to the fair market adjustment on the PNC interest rate swap agreement. Higher interest rates attributable to the increase in one-month LIBOR rates and higher applicable margin on LIBOR based loans under the PNC facility contributed to the increase in interest expense and were partially mitigated by lower average borrowings as the Company utilized excess cash during 2015 to reduce its outstanding balance with PNC.

Interest expense is likely to continue to increase in 2016 due to the increase in our interest rates under the Sixth Amendment to our loan agreement, with PNC Bank, by 175 basis points effective March 29, 2016.

Income Taxes:

For the quarter ended March 31, 2016, the Company recognized an income tax benefit of $569,000 on pre-tax net loss of approximately $1.6 million as compared to an income tax expense of $1.9 million on pre-tax net profit of $4.7 million in 2015. The effective tax rate on income from operations was 35% for the quarter ended March 31, 2016.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended March 31,
	2016	2015

Net Income (Loss)	$(1,075,569)	$2,891,880
Add Back (Deduct)
Interest Expense	372,668	253,210
Provision for income taxes (benefit) expense	(568,842)	1,854,717
Depreciation and amortization	1,747,972	1,322,934
EBITDA*	476,229	6,322,741
Add Back (Deduct)
Stock-based compensation	150,433	91,060
Patent litigation and defense costs	36,166	339,017
Interest and other income	(1,996)	(6,900)
Adjusted EBITDA*	$660,832	$6,745,918

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined $6.1 million to $661,000 for the quarter ended March 31, 2016 as compared to $6.7 million for the same quarter last year. This increase was primarily due to the $6.3 million decline in gross profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$2,932,766	$6,171,867
Net cash used in investing activities	(4,504,676)	(2,352,379)
Net cash provided by (used in) financing activities	2,355,952	(3,995,100)
Net Increase (Decrease) in Cash and Cash Equivalents	784,042	(175,612)

Cash and Cash Equivalents, Beginning of Period	804,737	954,058

Cash and Cash Equivalents, End of Period	$1,588,779	$778,446

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2016 and December 31, 2015 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	March 31, 2016	December 31, 2015

Current Assets	$6,949,333	$9,445,379
Total Assets	46,682,515	46,421,857
Current Liabilities	2,789,009	3,354,122
Total Liabilities	29,719,121	28,535,041

Stockholders’ equity	16,963,394	17,886,816

Working Capital (Current Assets net of Current Liabilities)	4,160,324	6,091,257
Long-term debt to Equity	1.36 to 1	1.16 to 1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At March 31, 2016, we had approximately $1.6 million of cash and cash equivalents and approximately $5.4 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”) which provides for a five-year $30 million senior secured revolving credit facility. The facility allows the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company had the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.75% to 3.75% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.25% to 2.25% for Domestic Rate Loans. The interest rate at March 31, 2016 was 4.9% for the $23,147,722 of outstanding LIBOR Rate Loans and 6.5% for the $0 of outstanding Domestic Rate Loans. As a result of the Sixth Amendment entered into in March 2016, the interest rates we will be paying on our loans for the balance of 2016 and through the end of the term in September 2019 have increased by 1.75%.

The PNC credit facility has certain customary financial covenants which have been amended from time to time and consisted of following as of December 31, 2015 although, as described below, these covenants have changed as a result of the Sixth Amendment which became effective March 29, 2016:

(i)	a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, measured as of the last day of each fiscal quarter based on trailing twelve-month information.);

(ii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 4.25 to 1.0 as of December 31, 2015, measured as of the last day of each fiscal quarter with adjusted EBITDA determined based on trailing twelve-month information); and

(iii)	a limit on capital expenditures of $7,800,000 for the period commencing October 1, 2015 through June 30, 2016.

Although the Company was not in default of its covenants as of December 31, 2015, subsequent to year-end, the Company determined based upon current industry conditions that it may not be able, in 2016, to meet some of the financial covenants outlined above and therefore met with PNC to discuss an amendment to the 2014 credit facility. As a result, on March 29, 2016, the Company entered into the Sixth Amendment to the 2014 Credit Agreement which among other things (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million; (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015; (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million; (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in February 2017; thereafter they will be individually tested quarterly; (v) increased the applicable margins on advances by 175 basis points; and (vi) reinstated a full cash dominion requirement. As a result of this amendment and the Company’s projections for its operations and the industry in general, the Company believes it will remain in compliance with the PNC covenants, as amendment for at least the remainder of 2016.

As of March 31, 2016, the Company had an outstanding loan balance of $23.1 million and approximately $2.2 million available under the revolving credit facility ($5.4 million gross availability less a minimum monthly availability requirement for March 2016 of $3.2 million) and was in compliance with applicable terms of the credit facility above.

As specified above, the Company’s borrowing availability is determined, in a large part, based upon periodic appraisals of our equipment. On April 29, 2016, a periodic appraisal of equipment was completed which resulted in a redetermination of our borrowing base. After consideration of the new appraisal and based upon an outstanding loan balance of $22.1 million as of April 30, 2016, the Company had a net borrowing availability of $2.75 million (gross availability of $6.88 million less a minimum monthly availability requirement for April 2016 of $4.13 million). The Company believes that it will have sufficient availability through the remainder of 2016 to meet its liquidity requirements.

The Company intends to continue to use the PNC facility to fund working capital needs and supplement future capital expenditures. The financial covenants outlined above could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

Working Capital:

As of March 31, 2016, the Company had working capital of approximately $4.2 million, a decrease in working capital of approximately $1.9 million as compared to our 2015 fiscal year end. The decrease in working capital was primarily attributable to a decrease in accounts receivable of $3.3 million which was partially offset by an increase in cash and cash equivalents and decrease in accounts payable and accrued liabilities due to timing of customer receipts and vendor payments.

Cash flow from Operating Activities:

Cash flow from operating activities during the quarter ended March 31, 2015 was $2.9 million as compared to $6.2 million during the comparable quarter last year. The decrease in cash flow from operations is primarily attributable to the overall decline in revenues and gross profits during the quarter as discussed above. This decline was partially offset by an increase in cash flows from changes in operating assets and liabilities including a $3.2 million collection of outstanding receivables during 2016.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended March 31, 2016 was $4.5 million as compared to $2.4 million during the comparable quarter last year. The increase in cash used in investing activities was primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT. The $2.4 million of capital expenditures for the comparable quarter last year included equipment purchases and payments for trucks in process under the Company’s 2014 CAPEX program.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended March 31, 2016 was $2.4 million as compared cash used in financing activities of $4.0 million for the comparable period last year. The change was primarily due additional borrowings to fund the $4.2 million of new water management and patented hydropath technology assets mentioned above whereas in the same quarter last year, the Company utilized cash flow from operations to pay down its revolving credit facility with PNC.

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

As discussed above and as a result of the changes negotiated in the Sixth Amendment, the Company believes that it will have sufficient capital resources and availability under the PNC revolving credit facility through the remainder of 2016 to fund working capital needs and future capital expenditures.

On April 16, 2014, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on April 30, 2014. The Form S-3 provides for the sale of common stock by named selling security holders, and further provides the Company with the flexibility to offer and sell from time to time, up to $50 million of the Company’s common stock in order to supplement our cash flows from operations and financing activities. The Company currently does not have any immediate plans to sell securities under the shelf registration statement, but plans to maintain the registration statement in the event there is a need to supplement its existing capital resources.

Capital Commitments and Obligations:

The Company’s capital obligations as of March 31, 2016 consist primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required availability and leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay royalties on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must meet certain annual purchase commitments of approximately $655,000 per year commencing in 2016 of which $155,000 has been paid as of March 31, 2016.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers, net of allowance for uncollectible accounts. The Company provides an allowance for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed determinable, services are provided, and collection is reasonably assured. Due to the seasonality of the Company’s operations, a significant portion of revenues are recognized during the colder, winter months of the year. Therefore, the Company believes that, the revenues recognized for the three-month periods ended March 31, 2016 and 2015 are not indicative of quarterly revenues through the remainder of the fiscal year.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) trucks that are in various stages of fabrication; (3) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment, (4) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (5) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments that extend the remaining useful life or expands the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2012 through 2015 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

In October 2014, the Company was served with a complaint filed in the United States District Court for the Northern District of Texas, Dallas Division (Civil Action No. 3:14-cv-03631) by Heat-On-The-Fly, LLC (“HOTF”), naming Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) as defendants. The complaint alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by HOTF (U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”)). The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. In May 2015, the case was transferred to the U.S. District Court for the District of Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”). Heat Waves has answered the complaint, denied HOTF’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. HOTF has replied to and denied those counterclaims. In July 2015, the Company and HOTF jointly asked the Colorado Court to stay the case pending any appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below, and on July 20, 2015, the Court granted the parties’ joint request. The Colorado case is now stayed pending resolution of appeal by HOTF of the North Dakota Court’s invalidity ruling.

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that sought, among other things, to invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted the energy companies’ partial summary judgment motion, finding that the ‘993 Patent was invalid and later entered a judgment on this issue. In September 2015, a jury trial was conducted. While it did not find that HOTF committed the tort of deceit, the jury found that HOTF represented to a customer of one of the accused energy companies that HOTF had a valid patent and this representation was made in bad faith. The jury also found, among other things, that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the energy company $750,000 in damages. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). In January 2016, the Court ruled that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor and/or HOTF. In February 2016, HOTF filed a notice of its intent to appeal to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) all judgments and adverse orders related to those judgments issued by the North Dakota Court.

Although the first 12 claims of the ‘993 Patent survived a prior reexamination, the USPTO granted a second request in July 2014 to reexamine the ‘993 Patent in its entirety (all 99 claims, including the prior 12 claims that survived the prior, limited reexamination) based on different reasoning. In February 2015, the USPTO issued initial findings in the second reexamination proceeding and rejected all 99 claims of the ‘993 Patent as being unpatentable. In April 2015, HOTF filed a response with the USPTO seeking to overcome these pending rejections. In May 2016, the USPTO reversed its decision and confirmed all 99 claims as being patentable over the prior art in the ‘993 Patent Reexamination proceeding. Further, HOTF has at least two additional pending patent applications based on the ‘993 and ‘875 Patents, which, if granted, could be asserted against the Company. As the ‘993 Patent and the ‘875 Patent are based on the same subject matter, management believes that a final finding of invalidity and/or unenforceability of the ‘993 Patent by the Federal Circuit could serve as a basis to affect the validity of the ‘875 Patent. If these Patents are ultimately held to be invalid, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from March 19, 2016 through May 5, 2016, there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 12, 2016	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer and Chief Executive Officer

Date: May 12, 2016	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer and Principal Accounting Officer