Form 10-Q
period 2016-06-30
Enservco Corp
filed 2016-08-12
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes  X  No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company X

                                                                              

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2016
Common stock, $.005 par value	38,130,160

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$567,186	$804,737
Accounts receivable, net	2,702,728	7,037,419
Prepaid expenses and other current assets	1,107,509	1,072,479
Inventories	358,131	308,297
Income tax receivable	223,847	222,447
Total current assets	4,959,401	9,445,379

Property and Equipment, net	37,613,135	36,494,661
Goodwill	301,087	301,087
Other Assets	180,730	180,730

TOTAL ASSETS	$43,054,353	$46,421,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,169,601	$3,039,859
Current portion of long-term debt	363,106	314,263
Total current liabilities	2,532,707	3,354,122

Long-Term Liabilities
Senior revolving credit facility, net of unamortized deferred loan costs of $508,176 and $532,870, respectively	22,693,193	20,173,371
Long-term debt, less current portion	470,303	590,505
Deferred income taxes, net	2,608,336	4,417,043
Total long-term liabilities	25,771,832	25,180,919
Total liabilities	28,304,539	28,535,041

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 38,233,760 and 38,230,729 shares issued, respectively; 103,600 shares of treasury stock; and 38,130,160 and 38,127,129 shares outstanding, respectively	190,650	190,634
Additional paid-in-capital	14,171,765	13,852,563
Accumulated earnings	387,399	3,843,619
Total stockholders’ equity	14,749,814	17,886,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,054,353	$46,421,857

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$4,138,352	$5,702,549	$12,445,411	$24,842,046

Cost of Revenue	4,938,181	5,563,875	11,708,266	16,828,160

Gross Profit (Loss)	(799,829)	138,674	737,145	8,013,886

Operating Expenses
General and administrative expenses	901,321	940,373	1,927,896	2,160,726
Patent litigation and defense costs	39,446	100,197	75,612	439,214
Depreciation and amortization	1,617,620	1,439,838	3,365,592	2,762,772
Total operating expenses	2,558,387	2,480,408	5,369,100	5,362,712

Income (Loss) from Operations	(3,358,216)	(2,341,734)	(4,631,955)	2,651,174

Other Income (Expense)
Interest expense	(500,783)	(247,220)	(873,451)	(500,431)
Gain (Loss) on disposal of equipment	233,473	(1,071)	233,473	(1,071)
Other income	5,010	25,351	7,006	32,251
Total other expense	(262,300)	(222,940)	(632,972)	(469,251)

Income (Loss) Before Tax Expense	(3,620,516)	(2,564,674)	(5,264,927)	2,181,923
Income Tax Benefit (Expense)	1,239,865	950,163	1,808,707	(904,554)
Net Income (Loss)	$(2,380,651)	$(1,614,511)	$(3,456,220)	$1,277,369

Other Comprehensive Income (Loss)	-	-	-	-

Comprehensive Income (Loss)	$(2,380,651)	$(1,614,511)	$(3,456,220)	$1,277,369

Earnings (Loss) per Common Share – Basic	$(0.06)	$(0.04)	$(0.09)	$0.03

Earnings (Loss) per Common Share – Diluted	$(0.06)	$(0.04)	$(0.09)	$0.03

Basic weighted average number of common shares outstanding	38,130,160	37,761,961	38,129,910	37,557,451
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	1,883,281
Diluted weighted average number of common shares outstanding	38,130,160	37,761,961	38,129,910	39,440,732

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(2,380,651)	$(1,614,511)	$(3,456,220)	$1,277,369
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,617,620	1,439,838	3,365,592	2,762,772
(Gain) loss on disposal of equipment	(233,473)	1,071	(233,473)	1,071
Deferred income taxes	(1,239,865)	(852,517)	(1,808,707)	809,165
Stock-based compensation	167,071	180,211	317,504	271,271
Stock issued for services	-	-	1,714	-
Amortization of debt issuance costs	39,123	28,891	74,694	57,783
Bad debt expense	47,790	8,620	86,949	12,845
Changes in operating assets and liabilities
Accounts receivable	1,014,538	11,320,218	4,247,742	10,789,128
Inventories	(62,153)	38,992	(49,834)	85,236
Prepaid expense and other current assets	(45,044)	156,061	(35,030)	541,704
Income taxes receivable	13,208	(129,606)	(1,400)	(129,606)
Accounts payable and accrued liabilities	(231,657)	(3,978,717)	(870,258)	(3,764,525)
Income taxes payable	-	(56,205)	-	-
Net cash provided by (used in) operating activities	(1,293,493)	6,542,346	1,639,273	12,714,213

INVESTING ACTIVITIES
Purchases of property and equipment	(67,642)	(792,723)	(4,572,318)	(3,145,102)
Proceeds from disposal of equipment	321,725	5,000	321,725	5,000
Net cash provided by (used in) investing activities	254,083	(787,723)	(4,250,593)	(3,140,102)

FINANCING ACTIVITIES
Net line of credit borrowings (payments)	53,647	(5,988,003)	2,495,128	(10,081,143)
Repayment on long-term debt	(35,830)	(37,335)	(71,359)	(167,860)
Payment of debt issuance costs	-	-	(50,000)	-
Proceeds from exercise of warrants	-	-	-	77,100
Proceeds from exercise of stock options	-	171,400	-	186,034
Excess tax benefits from exercise of options and warrants	-	81,291	-	218,122
Net cash provided by (used in) financing activities	17,817	(5,772,647)	2,373,769	(9,767,747)

Net Decrease in Cash and Cash Equivalents	(1,021,593)	(18,024)	(237,551)	(193,636)

Cash and Cash Equivalents, Beginning of Period	1,588,779	778,446	804,737	954,058

Cash and Cash Equivalents, End of Period	$567,186	$760,422	$567,186	$760,422

Supplemental cash flow information:
Cash paid for interest	$410,895	$220,369	$620,831	$557,530
Cash paid for taxes	$-	$2,874	$1,400	$2,874

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$-	$433	$-	$2,752

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC, and Real GC LLC (collectively, the “Company”) as of June 30, 2016 and December 31, 2015 and the results of operations for the three and six months ended June 30, 2016 and 2015.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for doubtful accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $108,135 and $158,800, respectively. For the three and six months ended June 30, 2016, the Company recorded bad debt expense (net of recoveries) of $47,790 and $86,949, respectively. For the three and six months ended June 30, 2015, the Company recorded bad debt expense (net of recoveries) of $8,620 and $12,845, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and six month periods ended June 30, 2016 and 2015.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments that extend the remaining useful life or expands the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company has leased trucks and equipment in the normal course of business, which was recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. In October 2015, the Company exercised the purchase option on three frac water heaters. There are no significant equipment leases outstanding as of June 30, 2016.

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

As of June 30, 2016 and 2015, there were outstanding stock options and warrants to acquire an aggregate of 5,120,669 and 3,669,169 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the six months ended June 30, 2015, the incremental shares of the options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company’s earnings per share of 1,883,281 shares. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive loss per share for the three and six months ended June 30, 2016 or for the three months ended June 30, 2015.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisition of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2015, the Company performed the annual impairment test and determined that no impairment existed. For the three and six month periods ended June 30, 2016 and 2015, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if, in the Company’s opinion, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of income. A review of the Company’s current tax positions did not identify any uncertain tax positions that would have an impact on the consolidated financial statements.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three and six months ended June 30, 2016. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Effective January 1, 2016, the Company elected to early adopt ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which was effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires that all deferred tax liabilities and assets, as well as any related valuation allowance, be classified in the balance sheet as non-current. The Company has elected to apply this guidance retrospectively to all periods presented. Our adoption resulted in a reclassification of current deferred tax assets of $237,411 to an offset of long-term deferred income taxes resulting in net long-term deferred income taxes of $4,417,043 as of December 31, 2015.

Note 3 - Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2016	2015

Trucks and vehicles	$54,100,277	$54,153,487
Water transfer equipment	4,335,646	176,412
Other equipment	3,188,835	3,158,758
Buildings and improvements	3,789,011	3,752,841
Land	873,428	873,428
Disposal wells	391,003	391,003
Total property and equipment	66,678,200	62,505,929
Accumulated depreciation	(29,065,065)	(26,011,268)
Property and equipment – net	$37,613,135	$36,494,661

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

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “First Amendment”) with respect to the 2014 Credit Agreement. The First Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio. In July and October 2015, the Company entered into a third and fourth amendment, respectively, to the 2014 Credit Agreement with PNC.  The amendments were made to administrative terms of the agreement and did not modify any terms of the financial covenants. Effective December 31, 2015, the Company entered into a fifth amendment to the 2014 Credit Agreement. The fifth amendment, among other things, (i) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 25 basis points (ii) adjusted the Company’s leverage ratio, as defined, to 4.25 to 1.00 as of December 31, 2015, 4.50 to 1.00 as of March 31, 2016, and 3.50 to 1.00 as of June 30, 2016 and each quarter thereafter, and (iii) limited capital expenditures, as defined to an aggregate amount of $7,800,000 during the period commencing October 1, 2015 through June 30, 2016.

On March 29, 2016, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2014 Credit Agreement. The Sixth Amendment, among other things, (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million, (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015, (iii) added a new covenant which establishes a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million, (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in March 2017; thereafter they will be individually tested quarterly, (v) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 175 basis points, and (vi) reinstated a full cash dominion requirement.

On August 10, 2016, the Company entered into a Seventh Amendment to the 2014 Credit Agreement that among other things; (i) reset and extended the minimum monthly availability covenant from the date of amendment through June 30, 2017 at amounts ranging from $658,000 to $3.5 million, (ii) extended the period of time that the leverage ratio and fixed charge coverage ratio are springing covenants through July 1, 2017; (iii) provided for a 0.5% monthly reduction in the advance rate on the appraised value of equipment to 80% through February 2017, and (iv) included an amendment fee of $200,000.

As of June 30, 2016, the Company had an outstanding principle loan balance of $23,201,369 and unamortized debt issuance costs of $508,176. The interest rate at June 30, 2016 was 4.9% for the $22,250,000 of outstanding LIBOR Rate Loans and 6.5% for the $951,369 of outstanding Domestic Rate Loans. The outstanding principle loan balance matures in September 2019. As of June 30, 2016, approximately $5,600,000 was available under the revolving credit facility.

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

During the three and six month periods ended June 30, 2016, the fair market value of the swap instrument decreased by $74,000 and $172,000, respectively. The decrease in market value resulted in an increase in the liability and additional interest expense.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2016	2015

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$514,559	$536,038

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	188,000	206,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	96,864	103,191

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	33,986	59,539
Total	833,409	904,768
Less current portion	(363,106)	(314,263)
Long-term debt, net of current portion	$470,303	$590,505

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending June 30,
2017	$363,106
2018	45,967
2019	47,746
2020	49,557
2021	51,510
Thereafter	275,523
Total	$833,409

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
June 30, 2016
Derivative Instrument
Interest rate swap	$-	$335,000	$-	$335,000

December 31, 2015
Derivative Instrument
Interest rate swap	$-	$163,000	$-	$163,000

The interest rate swap as of June 30, 2016 consists of a liability of $335,000 (classified within Accounts payable and accrued liabilities).

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

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2016 and 2015 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Note 8 – Commitments and Contingencies

Operating Leases

As of June 30, 2016, the Company leases facilities under lease commitments that expire through June 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending June 30,
2017	$725,004
2018	527,180
2019	466,856
2020	473,532
2021	293,208
Thereafter	216,884
Total	$2,702,664

Equipment Purchase Commitments

As of June 30, 2016, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $50,000 per individual participant. The Company has accrued a liability of approximately $85,000 as of June 30, 2016 for insurance claims that it anticipates paying in the future related to claims that occurred during the period ended June 30, 2016.

Litigation

Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil complaint, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

In the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages/attorneys’ fees (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

See disclosure in the Item 3 of our annual Form 10-K for the year ended December 31, 2015, and updates disclosed in our Notes to the Condensed Consolidated Financial Statements of our quarterly report on Form 10-Q for the quarter ended March 31, 2016.

Note 9 – Stockholders Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase 5,185,714 shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of June 30, 2016, 150,001 of these warrants remain outstanding.

A summary of warrant activity for the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2015	150,001	$0.55	1.9	$-
Issued for Services	30,000	0.70	5.0	$-
Exercised	-	-
Forfeited/Cancelled	-
Outstanding at June 30, 2016	180,001	$0.57	2.0	$10,500

Exercisable at June 30, 2016	150,001	$0.55	1.4	$10,500

During the six months ended June 30, 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017, provided the principal of the investor relations firm remains a consultant of the Company at time of vesting.

During the six months ended June 30, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the six months ended June 30, 2015.

Stock Issued for Services

In January 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the six months ended June 30, 2016, the Company recorded $1,700 of consulting expense for these services in the accompanying consolidated statement of operations and comprehensive income (loss).

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that may be granted under the 2010 Plan is reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options are typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As of June 30, 2016, there were options to purchase 4,940,668 shares outstanding under the 2010 Plan. As discussed below in the Forfeiture and Grant of Stock Options paragraph, on July 18, 2016, options to purchase 2,560,000 shares issued under the 2010 Plan were cancelled pursuant to a letter agreement between the Company and option holders.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which after stockholder approval thereof would replace the 2010 Plan. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of July 18, 2016, the Company has granted options to purchase 1,960,000 shares under the 2016 Plan to various officers and directors pursuant to the New Options as discussed below in the Forfeiture and Grant of Stock Options paragraph. The 2016 Plan and option grants under the 2016 Plan are subject to stockholder approval.

A summary of the range of assumptions used to value stock options granted for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016			2015	2016			2015

Expected volatility	81%	-	84%	107%	81%	-	102%	107%
Risk-free interest rate		0.9%		0.9%	0.9%	-	1.2%	0.8%
Forfeiture rate		0%		0%		0%		0%
Dividend yield		-		-		-		-
Expected term (in years)	3.1	-	3.5	3.5	3.1	-	3.5	3.5

During the six months ended June 30, 2016, the Company granted options to acquire 1,565,000 shares of common stock with a weighted-average grant-date fair value of $0.33 per share. After the second fiscal quarter, on July 18, 2016, the Company cancelled 875,000 of these stock option grants pursuant to letter agreements between the Company and option holder. The Company subsequently granted 875,000 of New Options under the 2016 Plan. Both the 2016 Plan and New Option grants are subject to stockholder approval. See Forfeiture and Grant of Stock Options paragraph below for further details. During the six months ended June 30, 2016, no options were exercised.

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

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	3,485,168	$1.31	2.53	$63,067
Granted	1,565,000	0.59
Exercised	-	-
Forfeited or Expired	(109,500)	1.56
Outstanding at June 30, 2016	4,940,668	$1.07	2.90	$181,333

Vested or Expected to Vest at June 30, 2016	4,940,668	$1.07	2.36	$181,333
Exercisable at June 30, 2016	2,642,832	$1.16	1.56	$126,133

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2016.

As discussed below in the Forfeiture and Grant of Stock Options paragraph, on July 18, 2016, options to purchase 2,560,000 shares of common stock that were granted under the 2010 Plan to certain officers and directors were cancelled pursuant to certain letter agreements. The Company subsequently granted options to purchase 1,960,000 of shares under the 2016 Plan, which is subject to stockholder approval. The New Options contain relatively the same terms as the forfeited options, with the exception that the exercise price on New Options was not below the closing market price on the date the Special Committee approved the New Options. Accordingly, the Company will treat the forfeiture and granting of New Options as a modification of stock options for accounting purposes.

During the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $317,504 and $271,271, respectively in general and administrative expenses. During the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $167,071 and $180,211, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	1,323,669	$1.22
Granted	1,565,000	0.33
Vested	(526,333)	1.18
Forfeited or Expired	(64,500)	1.25
Non-vested at June 30, 2016	2,297,836	$0.62

As of June 30, 2016, there was $1,151,115 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.9 years.

Forfeiture and Grant of Stock Options

On June 17, 2016, the Board of Directors appointed a special committee of disinterested directors (the “Special Committee”) to address certain claims in a letter dated June 14, 2016 from an attorney purporting to represent a stockholder of the Company regarding the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) and equity awards granted thereunder. After investigation and consultation with special counsel, the Special Committee verified that certain stock options granted under the 2010 Plan had exceeded an applicable limitation in the 2010 Plan.

On July 7, 2016, the Special Committee unanimously approved: (a) the rescission (and forfeiture by the holders) of certain stock option awards to purchase 2,560,000 shares of the Company’s common stock that had been granted to various officers and directors in excess of the 2010 Plan’s limitations (“Excess Shares”), and (b) the grant of new options to purchase 1,960,000 shares of the Company’s common stock (the “New Options”), pursuant to the 2016 Plan. The New Options were subject to: (i) each of the option holders entering into a rescission letter agreement with the Company and (ii) stockholder approval of the 2016 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the 2016 Plan, which after stockholder approval thereof, would replace the 2010 Plan. Further, the Company entered into rescission letter agreements with the various executive officers and directors whereby each such officer/director agreed to forfeit their Excess Shares. The Company agreed to grant the New Options pursuant to new stock option agreements that provide for vesting on substantially the same schedule as the Excess Shares would have vested but cannot be exercised prior to stockholder approval of the 2016 Plan. The exercise price of the New Options is the greater of the original exercise price of the Excess Shares or the closing market price on July 7, 2016, the date the Special Committee approved the New Options. Under the letter agreements, the termination date of each New Option is the termination date of the rescinded option, except that if the termination date of the rescinded option is prior to the two-year anniversary of the date of the letter agreement, then the termination date of the New Option is extended six months past the termination date of the rescinded option. Further, the Company agreed to submit the 2016 Plan to the stockholders of the Company for approval as soon as reasonably possible.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2016 and 2015, and our financial condition, liquidity and capital resources as of June 30, 2016, and December 31, 2015. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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
●

The volatility of domestic and international oil and natural gas prices and the resulting impact on production and drilling activity, and the effect that lower prices may have on our customers’ demand for our services, the result of which have in the past and may continue to adversely impact our revenues and financial performance;

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
FINANCIAL RESULTS:
Revenues	$4,138,352	$5,702,549	$12,445,411	$24,842,046
Cost of Revenue	4,938,181	5,563,875	11,708,266	16,828,160
Gross Profit (Loss)	(799,829)	138,674	737,145	8,013,886
Gross Margin	(19)%	2%	6%	32%

Income (Loss) From Operations	$(3,358,216)	$(2,341,734)	$(4,631,955)	$2,651,174
Net Income (Loss)	$(2,380,651)	$(1,614,511)	$(3,456,220)	$1,277,369
Earnings (Loss) per Common Share – Diluted	$(0.06)	$(0.04)	$(0.09)	$0.03
Diluted weighted average number of common shares outstanding	38,130,160	37,761,961	38,129,910	39,440,732

OTHER:
Adjusted EBITDA*	$(1,534,079)	$(621,488)	$(873,247)	$6,124,431
Adjusted EBITDA* Margin	(37)%	(11)%	(7)%	25%

*

Management believes that, for the reasons set forth below under the Adjusted EBITDA section, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

We experienced many of the same challenges during the second and first quarter of our fiscal 2016 that we experienced during the fourth quarter of our fiscal 2015. Unseasonably warm weather in our two largest heating markets and a continued decline in drilling, completion and service activities throughout the industry due to low crude oil and natural gas prices continued to negatively impact demand for our services during the first half of 2016. We continued to offer pricing concessions/discounts to customers with the intent to maintain existing service volumes and offset the drop in demand. The combination of these factors resulted in a decline in second quarter revenues of $1.6 million, or 27%, and a decline in six month revenues of $12.4 million, or 50%, as compared to same periods last year. Incremental revenues from our geographic expansion into the Eagle Ford Shale helped to offset some of the decline in revenues in other markets.

Management continued to take actions to reduce variable operating costs in line with the decrease in revenues and to reduce fixed expenses where possible. However, the decline in higher margin well enhancement services, price concessions, and carrying costs from our water management division resulted in a decline in gross profit of $939,000 and a corresponding decline in Adjusted EBITDA of $913,000 for the three months ended June 30, 2016 as compared to the same quarter last year. For the six months ended June 30, 2016, gross profits declined $7.3 million and Adjusted EBITDA declined $7.0 million as compared to the same period last year. For further details on the calculation of Adjusted EBITDA, see Adjusted EBITDA section below.

Declines in general and administrative costs and patent litigation costs of 4% and 61%, respectively reduced operating costs by approximately $100,000 during the quarter ended June 30, 2016 as compared to the same quarter last year. These declines were partially offset by a $178,000, or 12%, increase in noncash depreciation and amortization expense during the quarter related to the purchase of approximately $4 million of water transfer assets in January 2016. For the six months ended June 30, 2016, general and administrative expenses and patent litigation defense costs decreased $596,000, or 23%. This decrease in cash operating expenses was offset by an increase in noncash depreciation and amortization expense of $603,000, or 22%, due to the purchase of water transfer assets in the first quarter of the year.

Net loss for the three months ended June 30, 2016 was $2.4 million or ($0.06 per share) as compared to net loss of $1.6 million or ($0.04 per share) for the comparable quarter last year. For the six months ended June 30, 2016, net loss was $3.5 million or ($0.09 per share) as compared to net profit of $1.3 million or $0.03 per diluted share for the comparable period last year.

Industry Overview

Crude oil prices dropped below $30 per barrel twice in the first quarter and then gradually improved to just over $50 per barrel in early June before settling back into the low $40 range. The overall decline in crude oil prices since July 2014 has resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions from vendors, and reducing or delaying certain maintenance related work to save costs. Further, the overall reduction in drilling, completion and service work has resulted in more service vendors chasing fewer jobs putting even further downward pressure on the pricing of services. Some competitors have responded by pricing work at negative margins. The Company has been able to partially mitigate the impact of these decisions by deploying resources to more active customers and basins. Price concessions granted to customers were approximately 6.5% of total revenues for the quarter ended June 30, 2016 as compared to 4.2% for the comparative quarter a year ago. For the six months ended June 30, 2016, price concessions granted to customers were approximately 6.1% of total revenues for the quarter ended June 30, 2016 as compared to 3.3% for the comparative period a year ago.

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

Revenues

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenue by service offering and geographic region during the three and six months ended June 30, 2016 and 2015:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015
BY SERVICE OFFERING:
Well Enhancement Services (1)	$2,565,227	$4,051,001	$9,708,300	$21,220,341

Fluid Management and Other (2)	1,573,125	1,651,548	2,737,111	3,621,705

Total Revenues	$4,138,352	$5,702,549	$12,445,411	$24,842,046

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following tables set forth revenue by service offering and geographic region during the three and six months ended June 30, 2016 and 2015:

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2016	2015	2016	2015
BY GEOGRAPHY:
Rocky Mountain Region (3)	$1,905,410	$3,325,409	$6,992,859	$15,165,000

Eastern USA Region (4)	121,428	171,688	1,004,532	4,600,257

Central USA Region(5)	2,111,514	2,205,452	4,448,020	5,076,789

Total Revenues	$4,138,352	$5,702,549	$12,445,411	$24,842,046

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, water transfer, water treatment services, fluid disposal, frac tank rental, and construction and roustabout services.
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

Well Enhancement Services

For the three months ended June 30, 2016, well enhancement service revenue declined $1.5 million, or 37%, to $2.6 million. The decline in well enhancement service revenue was primarily due to the decline in demand for our frac water heating and hot oiling services in our markets due to the overall decline in completion activity related to the collapse of oil prices and due to a continuation of warmer weather, which eventually led to several customers suspending or reducing heating operations. Lower equipment utilization and price concessions in several markets also contributed to the overall decline in well enhancement revenues. These declines were partially offset by incremental revenues from our geographic expansion into the Eagle Ford Shale basin in Texas.

For the six months ended June 30, 2016, well enhancement service revenue declined $11.5 million, or 54%, to $9.7 million. A significant decline in demand for our frac water heating services due to unseasonably warm weather in our two largest frac water heating markets (D-J/Niobrara and Marcellus/Utica) and the overall decline in drilling and completions activity related to falling oil and natural gas price were the primary reason for the decline in revenues. These declines were partially offset by incremental revenues from our geographic expansion into the Eagle Ford Shale basin in Texas.

The following table details the change in our heating capacity for the three and six months ended June 30, 2016:

	Frac Water Heater Burner Boxes (1)		Hot Oil Trucks
	Q2 2016	YTD 2016	Q2 2016	YTD 2016

Net Additions	-	-	(1)	(1)
Ending Units	81	81	56	56

Average Equivalent Units (2)	81.0	81.0	56.7	57.0
Average Equivalent Units – Last Year	81.0	81.0	55.0	50.1
Change from same period last year	0	0	1.7	6.9
Increase in Equivalent Heating Capacity (3)	0%	0%	3%	14%

Notes to table:

(1)	The Company’s bobtail frac heaters are equal to one burner box whereas the Company’s double burner frac heaters and mega frac heaters are the equivalent of 2 burner boxes.
(2)	Average equivalent units represent the average number of trucks or burner boxes in service during the period represented.
(3)	The increase in equivalent heating capacity represents the percentage change in equivalent units during the period over the equivalent units for the same period last year.

Frac water heating revenues for the three months ended June 30, 2016 declined 67%, or $1.0 million, as compared to the same quarter last year due to a shortened season as a result of warmer weather and reduced drilling activity in the DJ Basin and Bakken Field. For the six months ended June 30, 2016, frac water heating revenues declined 68%, or $9.7 million, from 2015. Unseasonably warm weather in the DJ Basin and Marcellus/Utica Basin during our 2016 first quarter and industry wide declines in drilling and completion programs due to low energy prices and (for the second year) significantly reduced demand for our frac water heating services. In the first quarter of 2016, our Eastern USA region was hit particularly hard as cold temperatures never materialized resulting in a $3.6 million, or 86%, decline in heating revenues in the Marcellus/Utica Shale Basin.

Hot oil revenues for the three months ended June 30, 2016 decreased 24% to $1.6 million as compared to $2.2 million in 2015. Incremental hot oil service revenues from our geographic expansion into Texas offset lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell from last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. Warm weather in several markets also reduced demand for hot oil services and contributed to the decline in revenues. During 2016, the Company granted pricing concessions of up to 17% to customers in several markets in order to retain or increase market share. These price concessions amounted to approximately 9.9% of overall hot oil revenues for the three months ended June 30, 2016 as compared to 6.1% in the second quarter last year. For the six months ended June 30, 2016, hot oil revenues decreased $1.6 million, or 26%, to $4.6 million as compared to $6.2 million in 2015 primarily due to the same factors discussed above.

Acidizing revenues for the three months ended June 30, 2016 increased 19% from the same period last year to $400,000. The Company’s continued efforts to aggressively pursue customers and partner with chemical suppliers to develop new cost effective acid programs has allowed us to expand our acidizing services into the Eagle Ford Shale basin in Texas resulting in an increase in quarter-over-quarter acidizing revenues. For the six months ended June 30, 2016, acidizing revenues declined $236,000, or 31%, from the same period last year. Although acidizing revenues are improving due to recent expansion into the Eagle Ford Shale basin, acidizing revenues continue to be hampered by low crude oil and natural gas prices which have resulted in the reduction or postponement of recurring maintenance acidizing programs.

Fluid Management and Other:

Fluid management services and other revenues declined $78,000, or 5% during the quarter ended June 30, 2016 as compared to same quarter last year. The decline was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and declining to perform certain low margin business. The decrease in water hauling revenues was offset by an increase in construction and roustabout revenues attributed to a new dirt hauling contract in Colorado which began in May 2016. The project is expected to be completed in 6-8 months and generate $2.6 million in revenue. For the quarter ended June 30, 2016, the dirt hauling project contributed $590,000 in construction and roustabout revenues.

Geographic Areas:

Revenues in the Rocky Mountain Region decreased $1.4 million, or 43%, for the three months ended June 30, 2016 primarily due to decreased frac water heating activity in the Niobrara Shale/DJ Basin attributable to the unseasonably warm weather and reduced drilling activity in the region as discussed above and decreased hot oiling due to delayed maintenance programs by customers. These decreases were offset by an increase in construction and roustabout services due to the start of a dirt hauling project in May 2016. For the six months ended June 30, 2016, revenues in the Rocky Mountain Region decreased $8.2 million, or 54%, primarily due to the same factors that impacted the second quarter revenues discussed above.

Revenues in the Eastern USA declined $50,000, or 29% to $121,000 during the second quarter ended June 30, 2016. Revenues during the second quarter are typically lower due to the seasonal decline in frac heating services which typically end near the start of the second quarter. For the six months ended June 30, 2016, revenues decreased $3.6 million, or 78%, primarily due to lower frac water heating activity in the Marcellus and Utica shale basins. Similar to our most recent fourth quarter, the unseasonably warm weather throughout the first quarter of 2016 heating season essentially eliminated most of our frac water heating revenue. In addition, reduced drilling and completion activities due to falling prices also contributed to the overall decline in revenues.

Revenues in the Central USA region decreased $94,000, or 4%, to $2.1 million for the three months ended June 30, 2016. Incremental revenues from our geographic expansion into the Eagle Ford Shale of $727,000 were offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin. Scaled back service work, price concessions and elimination of certain low margin water hauling business were the primary reasons for decline in fluid management service activity in the Hugoton Basin. For the six months ended June 30, 2016, revenues in the Central USA region decreased $629,000, or 12%, to $4.4 million. Similar to our second quarter results, incremental revenues from our geographic expansion into the Eagle Ford Shale of $1.3 million were offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin. Scaled back service work, price concessions and elimination of certain low margin water hauling business were the primary reasons for decline in fluid management service activity in the Hugoton Basin.

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

Cost of Revenues:

Cost of revenues for the quarter ended June 30, 2016 decreased $626,000, or 11%, from the comparable quarter last year primarily due to management’s efforts to reduce operating costs such as direct labor, insurance and supplies in order to minimize the negative impact of reduced revenues. Managements’ efforts included reducing overtime and non-billable time, reducing indirect labor to correspond with lower activity, negotiating supplier discounts and implementing cost management tools. Although management makes every effort to manage labor costs during its seasonal fluctuations in revenue, it is difficult to fully reduce labor costs during our slower quarters in proportion with the decline in revenues as we must retain a number of experienced frac water heating operators for the upcoming heating season. In addition to managements’ efforts to reduce costs, lower propane and fuel costs also contributed to the decline in cost of revenues. The decline in cost of revenues above was partially offset by carrying costs from our new water management division, startup costs associated with the dirt hauling project, and increased costs from our expanded operations in Texas. For the six months ended June 30, 2016, cost of revenues decreased $5.1 million, or 30%, from the comparable period last year due to the same factors that impacted the second quarter cost of revenues discussed above.

Gross Profit:

Gross profit, which is typically lower during the second quarter due to the seasonal decline in frac water heating services, decreased $939,000 to negative $800,000 during the quarter ended June 30, 2016 as compared to a positive $139,000 the same quarter last year. The decline in gross profits was primarily due to the decline in our higher margin well enhancement service revenues of approximately $1.5 million as discussed above. In addition, gross profit was further decreased due to carrying costs of $420,000 related to our new water management division and startup costs of $120,000 associated with the dirt hauling project which began in May 2016. For the six months ended June 30, 2016, gross profit declined $7.3 million, or 91%, to $737,000 during the six months ended June 30, 2016 as compared to $8.0 million for the same period last year. The decline in gross profits was primarily due to the $11.5 million decline in our higher margin well enhancement services attributable to lower frac water heating services related to the warm weather and reduced service activity discussed above. Also contributing to the decline in gross profit for the six months ended June 30, 2016, were $847,000 of carrying costs for our new water management division and $120,000 of startup costs for the dirt hauling project. Management continues to monitor the carrying costs associated with the new water management division and beginning July 2016 has made staffing reductions to reduce carrying costs by approximately 50%.

Gross profit as a percentage of revenues was negative 19% and 2% for the three months ended June 30, 2016 and 2015, respectively. Gross profit as a percentage of revenues was 6% and 32% for the six months ended June 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenues was primarily due to the aforementioned impact from decline in high margin well enhancement revenues and startup costs for our new water management division and dirt hauling project. Further, gross profits as a percentage of revenue also declined due to the fixed cost components in cost of goods sold such as indirect labor, property and equipment insurance, vehicle registration fees, and site overhead costs which do not fluctuate in proportion to revenues and therefore become a higher percentage of costs of revenues during our seasonal decline in revenues.

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

General and Administrative Expenses:

For the quarter ended June 30, 2016, general and administrative expenses decreased $39,000, or 4%, from the comparable quarter last year primarily due to lower personnel costs attributable to reduction in staff. Additional cost reductions including scaled back investor relations and lower corporate travel were mitigated by higher professional fees, consulting, and office rent from the comparable quarter last year.

For the six months ended June 30, 2016, general and administrative expenses decreased $233,000, or 11%, from the comparable quarter last year primarily due to lower personnel costs attributable to reduction in staff and a $275,000 net decrease due to the timing of an annual bonus paid to management and key employees during the first quarter of 2015. These decreases were partially offset by a $46,000 increase in stock based compensation costs attributable to stock options granted over the past year.

Management plans to continuously monitor costs and look for ways to further reduce general and administrative expenses.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the three and six months ended June 30, 2016 declined $61,000 and $364,000, respectively, from the comparable periods last year. As discussed below in Part II Item 1. – Legal Proceeding, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a recent judgement by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, legal costs have been minimal since July 2015.

Enservco and Heat Waves deny that they are infringing upon any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until or if such time as the Colorado Case is resumed.

Depreciation and Amortization:

Depreciation and amortization expense for the three and six months ended June 30, 2016 increased $178,000, or 12% and $603,000, or 22%, respectively from the comparable periods last year primarily due to the additional depreciation expense related to the $4.0 million purchase of water transfer assets from WET and HIIT. Depreciation and amortization expense during the second quarter of 2016 was partially offset by a reduction in depreciation expense due to older equipment being fully depreciated during the three months ended June 30, 2016.

Income from operations:

For the six months ended June 30, 2016, the Company recognized a loss from operations of $4.6 million compared to an income from operations of $2.7 million for the same period last year. The loss from operations as compared to the income from operations in the prior period is primarily due to the overall decline in well enhancement revenues and corresponding gross profits discussed above, as well as a $603,000 increase in depreciation and amortization expense related to the acquisition of water transfer assets in January 2016.

Management believes that the decline in results of operations during 2016, particularly the decline in well enhancement revenues and gross profit, reflects a number of factors including the unseasonably warm weather in the DJ Basin and Marcellus/Utica shale play and decreased drilling, completion and service activity attributable to lower crude oil and natural gas prices should improve over time. We believe that as long as we are able to control our costs and increase our revenues as a result of our expanded fleet and service offerings as well as being able to quickly deploy our equipment from places of lesser utilization to places where they will be better utilized, our financial performance will improve over the long run. On a quarter-to-quarter basis, there may still be periods of loss due to the seasonality of our operations, as discussed several times herein.

Interest Expense:

Interest expense for the three months ended June 30, 2016 increased $254,000, or 103%, to $501,000 as compared to the same quarter last year. The increase was due to several factors including $74,000 of additional interest related to the fair market adjustment on the PNC interest rate swap agreement, an increase in our effective interest rate of 200 basis points due to amendments to our PNC credit facility, and a higher average debt balance from the comparable period last year.

Interest expense for the six months ended June 30, 2016 increased $373,000, or 75%, to $873,000 as compared to the same period last year. The increase was primarily due to additional interest expense of $172,000 related to the fair market adjustment on the PNC interest rate swap agreement. Interest expense for the six month period also increased due to higher interest rates and higher average debt balance under the PNC facility discussed above.

Income Taxes:

For the quarter ended June 30, 2016, the Company recognized an income tax benefit of $1.2 million on pre-tax net loss of approximately $3.6 million as compared to an income tax benefit of $950,000 on pre-tax net loss of $2.6 million in 2015. The effective tax rate on income from operations was 34% for the quarter ended June 30, 2016 as compared to 37% for the same quarter last year. The difference in effective tax rates was primarily due to permanent tax differences related to stock based compensation.

For the six months ended June 30, 2016, the Company recognized an income tax benefit of $1.8 million on pre-tax net loss of approximately $5.3 million as compared to an income tax expense of $905,000 on pre-tax net profit of $2.2 million in 2015. The effective tax rate on income from operations was 34% for the six months ended June 30, 2016 compared to 41% for the same period last year.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2016	2015	2016	2015
EBITDA*
Income (Loss)	$(2,380,651)	$(1,614,511)	$(3,456,220)	$1,277,369
Add Back (Deduct)
Interest Expense	500,783	247,220	873,451	500,431
Provision for income taxes (benefit) expense	(1,239,865)	(950,163)	(1,808,707)	904,554
Depreciation and amortization	1,617,620	1,439,838	3,365,592	2,762,772
EBITDA*	(1,502,113)	(877,616)	(1,025,884)	5,445,126
Add Back (Deduct)
Stock-based compensation	167,071	180,211	317,504	271,271
Patent litigation and defense costs	39,446	100,197	75,612	439,214
(Gain) Loss on sale and disposal of equipment	(233,473)	1,071	(233,473)	1,071
Interest and other income	(5,010)	(25,351)	(7,006)	(32,251)
Adjusted EBITDA*	$(1,534,079)	$(621,488)	$(873,247)	$6,124,431

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

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our leverage and fixed charge ratio covenants associated with our 2014 Credit Agreement require the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined $913,000 to a negative $1.5 million for the quarter ended June 30, 2016 as compared to a negative $621,000 for the same quarter last year. This decrease was primarily due to the $939,000 decline in gross profit discussed above.

Adjusted EBITDA from operations declined $7.0 million to a negative $873,000 for the six months ended June 30, 2016 as compared to a positive $6.1 million for the same period last year. This decrease was primarily due to the $7.3 million decline in gross profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

 The following table summarizes our statements of cash flows for the three and six months ended June 30, 2016

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net cash provided by (used in) operating activities	$(1,293,493)	$6,542,346	$1,639,273	$12,714,213
Net cash provided by (used in) investing activities	254,083	(787,723)	(4,250,593)	(3,140,102)
Net cash provided by (used in) financing activities	17,817	(5,772,647)	2,373,769	(9,767,747)
Net Decrease in Cash and Cash Equivalents	(1,021,593)	(18,024)	(237,551)	(193,636)

Cash and Cash Equivalents, Beginning of Period	1,588,779	778,446	804,737	954,058

Cash and Cash Equivalents, End of Period	$567,186	$760,422	$567,186	$760,422

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2016 and December 31, 2015 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

June 30, 2016	December 31, 2015

Current Assets	$4,959,401	$9,445,379
Total Assets	43,054,353	46,421,857
Current Liabilities	2,532,707	3,354,122
Total Liabilities	28,304,539	28,535,041

Stockholders’ equity	14,749,814	17,886,816

Working Capital (Current Assets net of Current Liabilities)	2,426,694	6,091,257
Long-term debt to Equity	1.57	to	1	1.16	to	1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At June 30, 2016, we had approximately $570,000 of cash and cash equivalents and approximately $5.6 million available under our asset based senior revolving credit facility.

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

The PNC credit facility has certain customary financial covenants which have been amended from time to time and consist of the following as of June 30, 2016 (as described below, effective August 10, 2016, these covenants have changed as a result of a Seventh Amendment to the facility):

(i)	a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million;

(ii)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, measured as of the last day of each fiscal quarter. The fixed charge coverage ratio will based on a building trailing twelve month beginning with the quarter ended December 31, 2015 information.) The fixed charge coverage ratio has been converted to a springing covenant as a result of the Sixth Amendment in March 2016 which would only be triggered upon failure to meet the new availability covenant or until the new availability covenant expires in February 2017; and,

(iii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.50 to 1.0 as of June 30, 2016, measured as of the last day of each fiscal quarter with adjusted EBITDA determined based on trailing twelve month information); The leverage ratio has been converted to a springing covenant as a result of the Sixth Amendment in March 2016 which would only be triggered upon failure to meet the new availability covenant or until the new availability covenant expires in February 2017.

On August 10, 2016, the Company entered into a Seventh Amendment to the 2014 Credit Agreement that among other things; (i) reset and extended the minimum monthly availability covenant from the date of amendment through June 30, 2017 at amounts ranging from $658,000 to $3.5 million, (ii) extended the period of time that the leverage ratio and fixed charge coverage ratio are springing covenants to July 1, 2017; (iii) provided for a 0.5% monthly reduction in the advance rate on the appraised value of equipment to 80% through February 2017; and (iv) included an amendment fee of $200,000.

As of June 30, 2016, the Company had an outstanding loan balance of $23.2 million and approximately $2.1 million available under the revolving credit facility ($5.6 million gross availability less a minimum monthly availability requirement for June 2016 of $3.5 million) and was in compliance with applicable terms of the credit facility above. The interest rate at June 30, 2016 was 4.9% for the $22.3 million of outstanding LIBOR Rate Loans and 6.5% for the $951,369 of outstanding Domestic Rate Loans.

The Company intends to continue to use the PNC facility to fund working capital needs and supplement future capital expenditures. The financial covenants outlined above could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

Working Capital:

As of June 30, 2016, the Company had working capital of approximately $2.4 million, a decrease in working capital of approximately $3.7 million as compared to our 2015 fiscal year end. The decrease in working capital was primarily attributable to a decrease in accounts receivable of $4.3 million related to our seasonal decline in well enhancement revenues, specifically frac water heating revenues.

Cash flow from Operating Activities:

Cash flow used in operating activities during the quarter ended June 30, 2016 was $1.3 million as compared to $6.5 million cash inflow during the comparable quarter last year. The decrease in cash flow from operations is primarily attributable to lower cash inflow from accounts receivable. This decline was partially offset by an increase in cash flows from changes in operating liabilities of $3.7 million.

Cash flow from operating activities during the six months ended June 30, 2016 was $1.6 million as compared to $12.7 million during the comparable period last year. The decrease in cash flow from operations is primarily attributable to the overall decline in revenues and gross profits during the period as discussed above. Additionally, the decrease in cash flow from operations is due to lower cash inflow associated with the collection of accounts receivable.

Cash flow from Investing Activities:

Cash flow from investing activities during the quarter ended June 30, 2016 was $254,000 as compared to cash flow used in investing activities of $788,000 during the comparable quarter last year. The net cash provided by investing activities for the quarter ended June 30, 2016 was due to $322,000 of insurance proceeds received on the disposal of a hot oil truck and a semi-tractor. Overall the Company has significantly reduced its capital expenditures as a result of lower activity and reduced revenues.

Cash flow used in investing activities during the six months ended June 30, 2016 was $4.3 million as compared to $3.1 million during the comparable period last year. The increase in cash used in investing activities was primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT. The $3.1 million of capital expenditures for the comparable quarter last year included equipment purchases and payments for trucks in process under the Company’s 2014 CAPEX program and other routine maintenance capital expenditures.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended June 30, 2016 was $18,000 as compared cash used in financing activities of $5.8 million for the comparable period last year. The change was primarily due to the Company using cash flow in fiscal 2015 to pay down its revolving credit facility with PNC.

Cash provided by financing activities for the six months ended June 30, 2016 was $2.4 million as compared cash used in financing activities of $9.8 million for the comparable period last year. The change was primarily due to additional borrowings by the Company in January of 2016 to fund the purchase of new water management and patented hydropath technology assets ($4.2 million) as discussed above, whereas during the six months ended June 30, 2015, the Company utilized cash flow from operations to pay down its revolving credit facility with PNC.

Outlook:

The Company plans to continue to look for opportunities to expand its business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. The Company will also look to expand its business operations through acquisitions. The Company plans to continue to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

As discussed above and as a result of the changes negotiated in the Seventh Amendment, the Company believes that it will have sufficient capital resources and availability under the PNC revolving credit facility through the remainder of 2016 to fund working capital needs and future capital expenditures.

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

Capital Commitments and Obligations:

The Company’s capital obligations as of June 30, 2016 consist primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required availability and leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay royalties on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 of which $155,000 has been paid as of June 30, 2016. The remaining $500,000 would be payable in two installments of $250,000 each on September 30, 2016 and December 30, 2016.

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

While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical:

●	Collectability of accounts receivable
●	Revenue recognition
●	Property and equipment as it relates to depreciation and useful lives
●	Impairment of long-lived assets
●	Valuation allowance of deferred tax assets
●	Methodology of the calculation fair value of stock option awards

For a discussion of the Company’s critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies as disclosed therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                LEGAL PROCEEDINGS

Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil complaint, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

In the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for damages/attorneys’ fees (which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

See disclosure in the Item 3 of our annual Form 10-K for the year ended December 31, 2015, and updates disclosed in our Notes to the Condensed Consolidated Financial Statements of our quarterly report on Form 10-Q for the quarter ended March 31, 2016.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed on March 30, 2016, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from May 5, 2016 through August 5, 2016, there were no sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.1	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement dated August 10, 2016, Filed herewith
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
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

ENSERVCO CORPORATION

Date: August 12, 2016	By:	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer and Chief Executive Officer

Date: August 12, 2016	By:	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer and Principal Accounting Officer