Form 10-Q
period 2016-09-30
Enservco Corp
filed 2016-11-14
CIK 319458

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐  (Do not check if a smaller reporting company)	Smaller reporting company X

                                                                                

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 5, 2016
Common stock, $.005 par value	38,130,160

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$781,275	$804,737
Accounts receivable, net	3,370,676	7,037,419
Prepaid expenses and other current assets	916,553	1,072,479
Inventories	362,582	308,297
Income tax receivable	223,847	222,447
Total current assets	5,654,933	9,445,379

Property and Equipment, net	36,242,244	36,494,661
Goodwill	301,087	301,087
Other Assets	154,481	180,730

TOTAL ASSETS	$42,352,745	$46,421,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,794,122	$3,039,859
Current portion of long-term debt	338,178	314,263
Total current liabilities	3,132,300	3,354,122

Long-Term Liabilities
Senior revolving credit facility, net of unamortized deferred loan costs of $469,054 and $532,870, respectively	24,849,530	20,173,371
Long-term debt, less current portion	459,010	590,505
Deferred income taxes, net	1,343,961	4,417,043
Total long-term liabilities	26,652,501	25,180,919
Total liabilities	29,784,801	28,535,041

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 38,233,760 and 38,230,729 shares issued, respectively; 103,600 shares of treasury stock; and 38,130,160 and 38,127,129 shares outstanding, respectively	190,650	190,634
Additional paid-in-capital	14,347,719	13,852,563
Accumulated (deficit) earnings	(1,970,425)	3,843,619
Total stockholders’ equity	12,567,944	17,886,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,352,745	$46,421,857

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$5,503,211	$5,308,854	$17,948,622	$30,150,900

Cost of Revenue	5,961,540	5,355,942	17,669,806	22,184,102

Gross Profit (Loss)	(458,329)	(47,088)	278,816	7,966,798

Operating Expenses
General and administrative expenses	966,873	954,831	2,894,769	3,115,557
Patent litigation and defense costs	33,171	53,844	108,783	493,058
Depreciation and amortization	1,602,901	1,489,352	4,968,493	4,252,124
Total operating expenses	2,602,945	2,498,027	7,972,045	7,860,739

Income (Loss) from Operations	(3,061,274)	(2,545,115)	(7,693,229)	106,059

Other Income (Expense)
Interest expense	(553,049)	(360,434)	(1,426,500)	(860,865)
Gain (Loss) on disposal of equipment	-	-	233,473	(1,071)
Other income	5,198	22,642	12,204	54,893
Total other expense	(547,851)	(337,792)	(1,180,823)	(807,043)

Income (Loss) Before Tax Expense	(3,609,125)	(2,882,907)	(8,874,052)	(700,984)
Income Tax Benefit (Expense)	1,251,301	1,234,716	3,060,008	330,162
Net Income (Loss)	$(2,357,824)	$(1,648,191)	$(5,814,044)	$(370,822)

Other Comprehensive Income (Loss)	-	-	-	-

Comprehensive Income (Loss)	$(2,357,824)	$(1,648,191)	$(5,814,044)	$(370,822)

Earnings (Loss) per Common Share – Basic	$(0.06)	$(0.04)	$(0.15)	$(0.01)

Earnings (Loss) per Common Share – Diluted	$(0.06)	$(0.04)	$(0.15)	$(0.01)

Basic weighted average number of common shares outstanding	38,130,160	38,101,647	38,129,994	37,740,843
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	-
Diluted weighted average number of common shares outstanding	38,130,160	38,101,647	38,129,994	37,740,843

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$(2,357,824)	$(1,648,191)	$(5,814,044)	$(370,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,602,901	1,489,352	4,968,493	4,252,124
(Gain) loss on disposal of equipment	-	-	(233,473)	1,071
Deferred income taxes	(1,264,375)	(1,178,098)	(3,073,082)	(368,933)
Stock-based compensation	175,954	170,972	493,458	442,243
Stock issued for services	-	-	1,714	-
Amortization of debt issuance costs	39,123	32,265	113,816	90,048
Bad debt expense	58,953	8,205	145,902	21,050
Changes in operating assets and liabilities
Accounts receivable	(726,901)	657,071	3,520,841	11,446,199
Inventories	(4,451)	(19,733)	(54,285)	65,503
Prepaid expense and other current assets	190,956	(263,144)	155,926	278,560
Income taxes receivable	-	(62,091)	(1,400)	(191,697)
Other assets	26,249	14,849	26,249	14,849
Accounts payable and accrued liabilities	624,521	958,066	(245,737)	(2,806,459)
Net cash provided by (used in) operating activities	(1,634,894)	159,523	4,378	12,873,736

INVESTING ACTIVITIES
Purchases of property and equipment	(232,010)	(429,623)	(4,804,328)	(3,574,725)
Proceeds from disposal of equipment	-	-	321,725	5,000
Net cash provided by (used in) investing activities	(232,010)	(429,623)	(4,482,603)	(3,569,725)

FINANCING ACTIVITIES
Net line of credit borrowings (payments)	2,117,214	376,522	4,612,343	(9,704,621)
Repayment on long-term debt	(36,221)	(34,703)	(107,580)	(202,562)
Payment of debt issuance costs	-	(100,000)	(50,000)	(100,000)
Proceeds from exercise of warrants	-	-	-	77,100
Proceeds from exercise of stock options	-	12,250	-	198,285
Excess tax benefits from exercise of options and warrants	-	3,109	-	221,229
Net cash provided by (used in) financing activities	2,080,993	257,178	4,454,763	(9,510,569)

Net Increase (Decrease) in Cash and Cash Equivalents	214,089	(12,922)	(23,462)	(206,558)

Cash and Cash Equivalents, Beginning of Period	567,186	760,422	804,737	954,058

Cash and Cash Equivalents, End of Period	$781,275	$747,500	$781,275	$747,500

Supplemental cash flow information:
Cash paid for interest	$574,076	$219,192	$1,194,908	$841,252
Cash paid for taxes	$13,074	$2,362	$14,474	$9,236

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$-	$-	$-	$2,751

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION

Notes to the Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC, and Real GC LLC (collectively, the “Company”) as of September 30, 2016 and December 31, 2015 and the results of operations for the three and nine months ended September 30, 2016 and 2015.

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

On November 24, 2015, Heat Waves Water Management LLC (“HWWM”) was organized under Colorado law as a wholly owned subsidiary of Enservco for the purpose of launching a new water management division. Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (“WET”) and HII Technologies, Inc. and its affiliates (“HIIT”) for approximately $4.0 million. As part of the HIIT transaction, HWWM also acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM provides water transfer services and water treatment services to the onshore oil and natural gas sector.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $26,371 and $158,800, respectively. For the three and nine months ended September 30, 2016, the Company recorded bad debt expense (net of recoveries) of $58,953 and $145,902, respectively. For the three and nine months ended September 30, 2015, the Company recorded bad debt expense (net of recoveries) of $8,205 and $21,050, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three and nine month periods ended September 30, 2016 and 2015.

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

The Company has leased trucks and equipment in the normal course of business, which was recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase option that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. In October 2015, the Company exercised the purchase option on three frac water heaters. There are no significant equipment leases outstanding as of September 30, 2016.

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

As of September 30, 2016 and 2015, there were outstanding stock options and warrants to acquire an aggregate of 4,490,669 and 3,635,169 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive loss per share for the three and nine months ended September 30, 2016 or for the three and nine months ended September 30, 2015.

Intangible Assets

Goodwill. Goodwill represents the excess of the cost over the fair value of net assets acquired, including identified intangible assets, recorded in connection with the acquisition of Heat Waves. Goodwill is not amortized but is assessed for impairment at least annually.

Impairment. The Company assesses goodwill for impairment at the reporting unit level on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Guidance allows a qualitative assessment of impairment to determine whether it is more-likely-than-not that goodwill is impaired. If it is determined that it is more-likely-than-not that an impairment exists, accounting guidance requires that the impairment test be performed through the application of a two-step fair value test. The Company utilizes this method and recognizes a goodwill impairment loss in the event that the fair value of the reporting unit does not exceed its carrying value. During fiscal year ended December 31, 2015, the Company performed the annual impairment test and determined that no impairment existed. For the three and nine month periods ended September 30, 2016 and 2015, the Company did not note any events that occurred, nor did any circumstances change, that would require goodwill to be assessed for impairment.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three and nine months ended September 30, 2016. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2016	2015

Trucks and vehicles	$54,269,251	$54,153,487
Water transfer equipment	4,347,803	176,412
Other equipment	3,193,615	3,158,758
Buildings and improvements	3,835,110	3,752,841
Land	873,428	873,428
Disposal wells	391,003	391,003
Total property and equipment	66,910,210	62,505,929
Accumulated depreciation	(30,667,966)	(26,011,268)
Property and equipment – net	$36,242,244	$36,494,661

Effective January 1, 2016, HWWM acquired various water transfer assets from WET and HIIT for approximately $4 million. These assets include high and low volume pumps, aluminum pipe, manifolds, lay flat hose, generators, other support equipment including vehicles and trailers. As part of the HIIT acquisition, HWWM also acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. In accordance with FASB Accounting Standards Codification 805, Business Combinations, the Company has accounted for the transactions with both HIIT and WET as asset acquisitions.

Note 4 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and up to 85% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company had the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 1.00% to 2.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants.

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

On March 29, 2016, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2014 Credit Agreement. The Sixth Amendment, among other things, (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million, (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015, (iii) added a new covenant which established a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million, (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in March 2017; thereafter they will be individually tested quarterly, (v) increased the applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 175 basis points, and (vi) reinstated a full cash dominion requirement.

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

On October 4, 2016, the Company entered into an Eighth Amendment to the 2014 Credit Agreement that among other things; (i) reset the minimum monthly availability covenant to $500,000 from September 1, 2016 through November 30, 2016 and $1 million thereafter; and (ii) reset the leverage ratio for each quarterly period as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.50:1.00
December 31, 2017	7.00:1.00
March 31, 2018	5.50:1.00
June 30, 2018	5.00:1.00
September 30, 2018	5.00:1.00
December 31, 2018	5.00:1.00
March 31, 2019	3.50:1.00
June 30, 2019 and each fiscal quarter thereafter	3.50:1.00

As of September 30, 2016, the Company had an outstanding principle loan balance of $25,318,584 and unamortized debt issuance costs of $469,054. The interest rate at September 30, 2016 was 5.0% for the $25,250,000 of outstanding LIBOR Rate Loans and 6.5% for the $68,584 of outstanding Domestic Rate Loans. The outstanding principle loan balance matures in September 2019. As of September 30, 2016, approximately $1.3 million was available under the revolving credit facility.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC which the Company designated as a fair value hedge against the variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement include a notional amount of $10 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the three months ended September 30, 2016, the fair market value of the swap instrument increased by $65,000 and resulted in a decrease to the liability and a reduction in interest expense. During the nine months ended September 30, 2016, the fair market value of the swap decreased by $107,000 and resulted in an increase in the liability and additional interest expense.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2016	2015

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$503,691	$536,038

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	179,000	206,000

Mortgage payable to a bank, interest at 5.9%, monthly principal and interest payments of $1,550 through January 2017 with a balloon payment of $88,118 on February 1, 2017; secured by land.	93,637	103,191

Mortgage payable to a bank; interest at 7.25%, due in monthly principal and interest payments of $4,555 through February 2017, secured by land.	20,860	59,539
Total	797,188	904,768
Less current portion	(338,178)	(314,263)
Long-term debt, net of current portion	$459,010	$590,505

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Twelve Months Ending September 30,
2017	$338,178
2018	46,409
2019	48,205
2020	50,033
2021	52,006
Thereafter	262,357
Total	$797,188

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
September 30, 2016
Derivative Instrument
Interest rate swap	$-	$270,000	$-	$270,000

December 31, 2015
Derivative Instrument
Interest rate swap	$-	$163,000	$-	$163,000

The interest rate swap consisted of a liability of $270,000 and $163,000 as of September 30, 2016 and December 31, 2015, respectively (classified within Accounts payable and accrued liabilities).

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

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2016 and 2015 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 8 – Commitments and Contingencies

Operating Leases

As of September 30, 2016, the Company leases facilities under lease commitments that expire through June 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2017	$679,673
2018	502,349
2019	468,525
2020	450,451
2021	252,127
Thereafter	162,663
Total	$2,515,788

Self-Insurance

The Company is self-insured under its Employee Group Medical Plan for the first $50,000 per individual participant. The Company has accrued a liability of approximately $36,000 as of September 30, 2016 for insurance claims that it anticipates paying in the future related to claims that occurred during the period ended September 30, 2016.

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

See disclosure in the Item 3 of our annual Form 10-K for the year ended December 31, 2015, and updates disclosed in our Notes to the Condensed Consolidated Financial Statements of our quarterly reports on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016.

Note 9 – Stockholders Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of September 30, 2016, 150,001 of these warrants remain outstanding.

A summary of warrant activity for the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2015	150,001	$0.55	1.9	$-
Issued for Services	30,000	0.70	5.0	$-
Exercised	-	-
Forfeited/Cancelled	-
Outstanding at September 30, 2016	180,001	$0.57	1.8	$4,500

Exercisable at September 30, 2016	150,001	$0.55	1.2	$4,500

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017, provided the principal of the investor relations firm remains a consultant of the Company at time of vesting.

During the nine months ended September 30, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the nine months ended September 30, 2015.

Stock Issued for Services

In January 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the nine months ended September 30, 2016, the Company recorded $1,700 of consulting expense for these services in the accompanying consolidated statement of operations and comprehensive income (loss).

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2016, there were options to purchase 2,350,668 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of September 30, 2016, there were options to purchase 1,960,000 shares outstanding under the 2016 Plan.

A summary of the range of assumptions used to value stock options granted for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016			2015	2016			2015

Expected volatility	81%	-	104%	-	81%	-	102%	107	-	109%
Risk-free interest rate	0.6%	-	0.9%	-	0.9%	-	1.2%	0.75	-	0.86%
Forfeiture rate			0%	-			0%			0%
Dividend yield			-	-			-			-
Expected term (in years)	0.1	-	3.3	-	3.1	-	3.5			3.4

During the nine months ended September 30, 2016, the Company granted options to acquire 3,525,000 shares of common stock with a weighted-average grant-date fair value of $0.28 per share. During the nine months ended September 30, 2016, no options were exercised.

During the nine months ended September 30, 2015, the Company granted options to acquire 1,123,500 shares of common stock with a weighted-average grant-date fair value of $1.19 per share. During the nine months ended September 30, 2015, options to acquire 720,333 shares of common stock were exercised by way of a cashless exercise whereby the option holders elected to receive 550,276 shares of common stock by paying the exercise price for such shares by canceling the remaining options for 170,057 shares. The options had an intrinsic value of $1,131,371 at the time of exercise. In addition, options to acquire 404,667 shares of common stock were exercised for cash payments of $198,285. The options had an intrinsic value of $423,837 at the time of exercise.

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	3,485,168	$1.31	2.53	$63,067
Granted	3,525,000	0.78
Exercised	-	-
Forfeited or Expired	(2,699,500)	0.93
Outstanding at September 30, 2016	4,310,668	$1.11	3.12	$54,100

Vested or Expected to Vest at September 30, 2016	4,310,668	$1.11	3.12	$54,100
Exercisable at September 30, 2016	2,042,832	$1.23	1.92	$31,600

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2016.

As discussed below in the Forfeiture and Grant of Stock Options paragraph, on July 18, 2016, options to purchase 2,560,000 shares of common stock that were granted under the 2010 Plan to certain officers and directors were cancelled pursuant to certain letter agreements. The Company subsequently granted options to purchase 1,960,000 of shares under the 2016 Plan, which was approved by the stockholders on September 29, 2016. The New Options contain relatively the same terms as the forfeited options, with the exception that the exercise price on New Options was not below the closing market price on the date the Special Committee approved the New Options. Accordingly, the Company will treat the forfeiture and granting of New Options as a modification of stock options for accounting purposes.

During the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $493,458 and $442,243, respectively in general and administrative expenses. During the three months ended September 30, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $175,954 and $170,972, respectively. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2015	1,323,669	$1.22
Granted	3,525,000	0.28
Vested	(1,401,333)	0.55
Forfeited or Expired	(1,179,500)	0.53
Non-vested at September 30, 2016	2,267,836	$0.53

As of September 30, 2016, there was $924,960 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.6 years.

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

On July 18, 2016, the Board of Directors unanimously approved the adoption of the 2016 Plan, which after stockholder approval thereof, replaced the 2010 Plan. Further, the Company entered into rescission letter agreements with the various executive officers and directors whereby each such officer/director agreed to forfeit their Excess Shares. The Company agreed to grant the New Options pursuant to new stock option agreements that provide for vesting on substantially the same schedule as the Excess Shares would have vested but could not have been exercised prior to stockholder approval of the 2016 Plan on September 29, 2916. The exercise price of the New Options is the greater of the original exercise price of the Excess Shares or the closing market price on July 7, 2016, the date the Special Committee approved the New Options. Under the letter agreements, the termination date of each New Option is the termination date of the rescinded option, except that if the termination date of the rescinded option is prior to the two-year anniversary of the date of the letter agreement, then the termination date of the New Option is extended six months past the termination date of the rescinded option. Further, the Company agreed to submit the 2016 Plan to the stockholders of the Company for approval and on September 29, 2016, the stockholders approved the 2016 Plan.

In November 2016, the Special Committee reached a settlement with the attorney and stockholder that sent the initial demand letter and agreed to pay an immaterial amount in settlement of the matter above.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2016 and 2015, and our financial condition, liquidity and capital resources as of September 30, 2016, and December 31, 2015. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

In January 2016, the Company took advantage of the recent industry downturn and acquired various water transfer assets and other equipment from WET and HIIT for approximately $4 million dollars. These assets, which include high and low volume pumps, piping, manifolds, and other support equipment, as well as the exclusive U.S. rights to an environmentally friendly, innovative technology for the treatment of bacteria and scaling in the oil and gas industry, were purchased at an average of approximately 20% to 25% of their original cost. These strategic acquisitions, funded through our PNC credit facility, gave us the opportunity to acquire a sizable amount of assets that enabled us to launch a new water management division that can provide water transfer services in several markets. We believe the opportunity to bundle these services with our existing services including our frac water heating services will give us a competitive advantage over our competitors. Although we believe our ability to launch this division and enter into new markets will be challenging in the near term due to the current industry downturn, we believe these acquisitions will position us for substantial growth once commodity prices recover and well completion activity picks up.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
FINANCIAL RESULTS:
Revenues	$5,503,211	$5,308,854	$17,948,622	$30,150,900
Cost of Revenue	5,961,540	5,355,942	17,669,806	22,184,102
Gross Profit (Loss)	(458,329)	(47,088)	278,816	7,966,798
Gross Margin	(8)%	(1)%	2%	26%

Income (Loss) From Operations	$(3,061,274)	$(2,545,115)	$(7,693,229)	$106,059
Net Income (Loss)	$(2,357,824)	$(1,648,191)	$(5,814,044)	$(370,822)
Earnings (Loss) per Common Share – Diluted	$(0.06)	$(0.04)	$(0.15)	$(0.01)
Diluted weighted average number of common shares outstanding	38,130,160	38,101,647	38,129,994	37,740,843

OTHER:
Adjusted EBITDA*	$(1,249,248)	$(830,947)	$(2,122,495)	$5,293,484
Adjusted EBITDA* Margin	(22)%	(16)%	(11)%	18%

*

Management believes that, for the reasons set forth below under the Adjusted EBITDA section, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies within the Company’s industry. See further discussion of our use of EBITDA, the risks of non-GAAP measures, and the reconciliation to Net Income, below.

Executive Summary

Market conditions continued to negatively impact our business during the third quarter of 2016, which is traditionally one of our slowest quarters of the year due to the normal seasonal decline in heating revenues during the warm summer months. Reduced drilling, completion and service activity throughout the industry due to low crude oil and natural gas prices continued to result in lower demand for our services during the third quarter of 2016 as compared to the same quarter last year. We continued to offer pricing concessions/discounts to customers with the intent to maintain existing service volumes and offset the drop in demand. The combination of these factors resulted in a decline in third quarter well enhancement revenues of $370,000, or 11%, from the same quarter last year. In addition to the factors discussed above, unseasonably warm weather in our two largest heating markets during the first half of 2016 resulted in an $11.9 million or 48% decline in well enhancement revenues for the nine months ended September 30, 2016 as compared to the same period last year. Incremental revenues from our geographic expansion into the Eagle Ford Shale helped to offset some of the decline in revenues in other markets. In addition, $1.4 million of additional revenues from a dirt hauling project in Colorado helped to offset these declines.

Management continued to take actions to reduce variable operating costs in line with the decrease in revenues and to reduce fixed expenses where possible. However, the decline in higher margin well enhancement services, price concessions, and carrying costs from our water management division resulted in a decline in gross profit of $411,000 and a corresponding decline in Adjusted EBITDA of $418,000 for the three months ended September 30, 2016 as compared to the same quarter last year. For the nine months ended September 30, 2016, gross profits declined $7.7 million and Adjusted EBITDA declined $7.4 million as compared to the same period last year. For further details on the calculation of Adjusted EBITDA, see Adjusted EBITDA section below.

Declines in patent litigation costs of 38% reduced operating costs by approximately $21,000 during the quarter ended September 30, 2016 as compared to the same quarter last year. These declines were partially offset by a $114,000, or 8%, increase in noncash depreciation and amortization expense during the quarter related to the purchase of approximately $4 million of water transfer assets in January 2016. For the nine months ended September 30, 2016, general and administrative expenses and patent litigation defense costs decreased $605,000, or 17%. This decrease in cash operating expenses was offset by an increase in noncash depreciation and amortization expense of $716,000, or 17%, due to the purchase of water transfer assets discussed above.

Net loss for the three months ended September 30, 2016 was $2.4 million or ($0.06 per share) as compared to net loss of $1.6 million or ($0.04 per share) for the comparable quarter last year. For the nine months ended September 30, 2016, net loss was $5.8 million or ($0.15 per share) as compared to a net loss of $371,000 or ($0.01) per diluted share for the comparable period last year.

Industry Overview

Crude oil prices dropped below $30 per barrel twice in the first quarter and then gradually improved to just over $50 per barrel in early June and seems to have settled into the $45 to $50 per barrel range. The overall decline in crude oil prices since July 2014 has resulted in our customers scaling back drilling and completion programs, shifting capital resources to higher margin basins, requesting pricing concessions from vendors, and reducing or delaying certain maintenance related work to save costs. Further, the overall reduction in drilling, completion and service work has resulted in more service vendors chasing fewer jobs putting even further downward pressure on the pricing of services. Some competitors have responded by pricing work at negative margins. The Company has been able to partially mitigate the impact of these decisions by deploying resources to more active customers and basins.

Earlier this year, many customers announced reduced capital spending programs for 2016 and some customers suspended drilling and completion programs altogether until oil and natural gas prices recover and stabilize at an economical price for continuing such operations. In addition, some customers delayed their routine hot oiling and acidizing maintenance work. Similar to the last down cycle, once prices stabilize at a profitable level we anticipate a rebound in routine hot oiling and acidizing maintenance as the deferred maintenance needs to be done to maintain production levels and protect the integrity of a well.

Revenues

Although the Company does not have segmented business operations, which would require segment reporting within the notes of its financial statements per accounting standards, we believe that revenues by service offering may be useful to readers of our financial statements. The following tables set forth revenue by service offering and geographic region during the three and nine months ended September 30, 2016 and 2015:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2016	2015	2016	2015
BY SERVICE OFFERING:
Well Enhancement Services (1)	$3,006,190	$3,375,722	$12,682,802	$24,596,063

Fluid Management and Other (2)	2,497,021	1,933,132	5,265,820	5,554,837

Total Revenues	$5,503,211	$5,308,854	$17,948,622	$30,150,900

The Company has also determined that an understanding of the diversity of its operations by geography is important to an understanding of its business operations. The Company only does business in the United States in three geographically diverse regions. The following tables set forth revenue by service offering and geographic region during the three and nine months ended September 30, 2016 and 2015:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2016	2015	2016	2015
BY GEOGRAPHY:
Rocky Mountain Region (3)	$2,840,640	$2,419,921	$9,833,499	$17,584,921

Eastern USA Region (4)	93,097	188,818	1,097,629	4,789,075

Central USA Region(5)	2,569,474	2,700,115	7,017,494	7,776,904

Total Revenues	$5,503,211	$5,308,854	$17,948,622	$30,150,900

Notes to tables:

(1)	Includes frac water heating, acidizing, hot oil services, and pressure testing.
(2)	Includes water hauling, water transfer, water treatment services, fluid disposal, frac tank rental, and construction and roustabout services.
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

Well Enhancement Services

For the three months ended September 30, 2016, well enhancement service revenue declined $370,000 or 11% from the same period last year. The decline was primarily due to the year over year decline in demand for our hot oil services in several markets with the most significant declines noted in the Bakken and Wyoming Basins. This decline was partially offset by incremental hot oil and acidizing revenues from our geographic expansion into the Eagle Ford Shale in Texas.

For the nine months ended September 30, 2016, well enhancement service revenue declined $11.9 million, or 48%, from the comparative period last year to $12.7 million. A significant decline in demand for our frac water heating services due to unseasonably warm weather in our two largest frac water heating markets (D-J/Niobrara and Marcellus/Utica) during the first half of 2016 and the overall decline in drilling and completions activity related to falling oil and natural gas price were the primary reason for the decline in revenues. These declines were partially offset by incremental revenues from our geographic expansion into the Eagle Ford Shale basin in Texas.

Frac water heating revenues for the three months ended September 30, 2016 and 2015 were minimal due to normal seasonal decline in heating revenues during the warm summer months. For the nine months ended September 30, 2016, frac water heating revenues declined 68%, or $9.6 million, from 2015 due to the aforementioned unseasonably warm weather and industry wide declines in drilling and completion programs. Our Eastern USA region was hit particularly hard as cold temperatures never materialized during the first half of 2016 resulting in a $3.6 million, or 86%, decline in heating revenues in the Marcellus/Utica Shale Basin.

Hot oil revenues for the three months ended September 30, 2016 decreased 30% to $1.8 million as compared to $2.6 million in 2015. Incremental hot oil service revenues from our geographic expansion into Texas offset lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell from last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs. During the last two years, the Company has granted pricing concessions to customers in several markets in order to retain or increase market share.

Acidizing revenues for the three months ended September 30, 2016 increased 55% from the same period last year to $1.1 million. The Company’s continued efforts to aggressively pursue customers and partner with chemical suppliers to develop new cost effective acid programs has allowed us to expand our acidizing services into the Eagle Ford Shale basin in Texas resulting in an increase in quarter-over-quarter acidizing revenues. For the nine months ended September 30, 2016, acidizing revenues increased 16% from the same period last year.

Fluid Management and Other:

Fluid management services and other revenues increased $564,000 or 29% during the three months ended September 30, 2016 as compared to same quarter last year primarily due to $1.5 million of incremental revenues attributable to a dirt hauling project in Colorado which began in May 2016. This increase was partially offset by an $718,000 or 45% decline in water hauling revenues which was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and declining to perform certain low margin business.

Geographic Areas:

Revenues in the Rocky Mountain Region increased $421,000 or 17%, for the three months ended September 30, 2016 primarily due to incremental dirt hauling revenues described above. This increase was partially offset by a decline in hot oiling services in the Bakken and Wyoming basins. For the nine months ended September 30, 2016, revenues in the Rocky Mountain Region decreased $7.8 million, or 44%, primarily due to decreased frac water heating activity in the Niobrara Shale/DJ Basin attributable to the unseasonably warm weather and reduced drilling activity in the region as discussed above and decreased hot oiling due to delayed maintenance programs by our customers.

Revenues in the Eastern USA declined $96,000, or 51% to $93,000 during the third quarter ended September 30, 2016 primary due to decline in service activities and cessation of certain water hauling activities. For the nine months ended September 30, 2016, revenues decreased $3.7 million, or 77%, primarily due to lower frac water heating activity in the Marcellus and Utica shale basins. Similar to our most recent fourth quarter, the unseasonably warm weather throughout the first quarter of 2016 heating season essentially eliminated most of our frac water heating revenue during the first half of 2016. In addition, reduced drilling and completion activities due to falling prices also contributed to the overall decline in revenues.

Revenues in the Central USA region decreased $131,000, or 5%, to $2.6 million for the three months ended September 30, 2016. Incremental revenues from our geographic expansion into the Eagle Ford Shale were offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin. Scaled back service work, price concessions and elimination of certain low margin water hauling business were the primary reasons for decline in fluid management service activity in the Hugoton Basin. For the nine months ended September 30, 2016, revenues in the Central USA region decreased $759,000 or 10%, to $7.0 million. Similar to our third quarter results, incremental revenues from our geographic expansion into the Eagle Ford Shale were offset by a decline in well enhancement and fluid management service activity within the Hugoton Basin.

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

Cost of Revenues:

Cost of revenues for the quarter ended September 30, 2016 increased $606,000, or 11%, from the comparable quarter last year primarily due to $1.6 million of incremental operating costs from our dirt hauling project in Colorado. Excluding these incremental costs, cost of revenues decline $1.0 million or 19% from the comparable quarter last year primarily due to management’s efforts to reduce operating costs such as direct labor, insurance and supplies in order to minimize the negative impact of reduced well enhancement and fluid management revenues. Managements’ efforts included reducing overtime and non-billable time, reducing indirect labor to correspond with lower activity, negotiating supplier discounts and implementing cost management tools. Although management makes every effort to manage labor costs during its seasonal fluctuations in revenue, it is difficult to fully reduce labor costs during our slower quarters in proportion with the decline in revenues as we must retain a number of experienced frac water heating operators for the upcoming heating season. In addition to managements’ efforts to reduce costs, lower propane and fuel costs also contributed to the decline in cost of revenues. The decline in cost of revenues above was partially offset by carrying costs from our new water management division and increased costs from our expanded operations in Texas. For the nine months ended September 30, 2016, cost of revenues decreased $4.5 million, or 20%, from the comparable period last year due to the same factors that impacted the third quarter cost of revenues discussed above.

Gross Profit:

Gross profit, which is typically lower during the third quarter due to the normal seasonal decline in frac water heating services, decreased $411,000 to negative $458,000 during the quarter ended September 30, 2016 as compared to a negative $47,000 for the same quarter last year. The decline in gross profits was primarily due to the decline in our higher margin well enhancement service revenues of approximately $370,000 as discussed above. In addition, gross profit was further decreased due to carrying costs of $254,000 related to our new water management division and $97,000 of incremental operating costs associated with the dirt hauling project which began in May 2016. For the nine months ended September 30, 2016, gross profit declined $7.7 million, or 97%, to $279,000 during the nine months ended September 30, 2016 as compared to $8.0 million for the same period last year. The decline in gross profits was primarily due to the $11.9 million decline in our higher margin well enhancement services attributable to lower frac water heating services related to the warm weather and reduced service activity discussed above. Also contributing to the decline in gross profit for the nine months ended September 30, 2016, were $1.1 million of carrying costs for our new water management division and $217,000 of startup/incremental costs for the dirt hauling project. Management continues to monitor the carrying costs associated with the new water management division and beginning July 2016 made staff reductions to reduce carrying costs by approximately 50%.

Gross profit as a percentage of revenues was negative 8% and 1% for the three months ended September 30, 2016 and 2015, respectively. Gross profit as a percentage of revenues was 2% and 26% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenues was primarily due to the aforementioned impact from decline in higher margin well enhancement revenues and startup costs for our new water management division and dirt hauling project. Further, gross profits as a percentage of revenue also declined due to the fixed cost components in cost of goods sold such as indirect labor, property and equipment insurance, vehicle registration fees, and site overhead costs which do not fluctuate in proportion to revenues and therefore become a higher percentage of costs of revenues during our seasonal decline in revenues.

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

General and Administrative Expenses:

For the quarter ended September 30, 2016, general and administrative expenses increased $12,000, or 1%, from the comparable quarter last year. Lower personnel costs attributable to reduction in staff and cost reductions from scaled back investor relations expenses and lower corporate travel were mitigated by higher professional fees, office rent, and bad debt expense from the comparable quarter last year.

For the nine months ended September 30, 2016, general and administrative expenses decreased $221,000, or 7%, from the comparable quarter last year primarily due to lower personnel costs attributable to reduction in staff and a $275,000 net decrease due to the timing of an annual bonus paid to management and key employees during the first quarter of 2015. These decreases were partially offset by higher stock based compensation, office rent, and bad debt expense over the comparable period last year. Bad debt expense was higher than the comparable period last year due to a partial write-off of pre-petition receivables from customers that went through Chapter 11 bankruptcy during 2016.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the three and nine months ended September 30, 2016 declined $21,000 and $384,000, respectively, from the comparable periods last year. As discussed below in Part II Item 1. – Legal Proceeding, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a recent judgement by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, legal costs have been minimal since July 2015.

Enservco and Heat Waves deny that they are infringing upon any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until or if such time as the Colorado Case is resumed.

Depreciation and Amortization:

Depreciation and amortization expense for the three and nine months ended September 30, 2016 increased $114,000, or 8% and $716,000, or 17%, respectively from the comparable periods last year primarily due to the additional depreciation expense related to the $4.0 million purchase of water transfer assets from WET and HIIT. Depreciation and amortization expense during the third quarter of 2016 was partially offset by a reduction in depreciation expense due to older equipment being fully depreciated during the three months ended September 30, 2016.

Income from operations:

For the nine months ended September 30, 2016, the Company recognized a loss from operations of $7.7 million compared to an income from operations of $106,000 for the same period last year. The loss from operations as compared to the income from operations in the prior period is primarily due to the overall decline in well enhancement revenues and corresponding gross profits discussed above, as well as a $716,000 increase in depreciation and amortization expense related to the acquisition of water transfer assets in January 2016.

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

Interest Expense:

Interest expense for the three months ended September 30, 2016 increased $193,000, or 53%, to $553,000 as compared to the same quarter last year. The increase was due to several factors including a $200,000 amendment fee charged in connection with the seventh amendment to the PNC credit agreement, an increase in our effective interest rate of 200 basis points due to amendments to our PNC credit facility, and a higher average debt balance from the comparable period last year. These increases were partially offset by a $233,000 reduction in interest expense from the comparable quarter last year related to the fair market adjustment on the PNC interest rate swap agreement.

Interest expense for the nine months ended September 30, 2016 increased $566,000, or 66%, to $1.4 million as compared to $861,000 for the same period last year. The increase in interest expense during the nine months was primarily due to same factors discussed above.

Income Taxes:

For the quarter ended September 30, 2016, the Company recognized an income tax benefit of $1.3 million on pre-tax net loss of approximately $3.6 million as compared to an income tax benefit of $1.2 million on pre-tax net loss of $2.9 million in 2015. The effective tax rate on income from operations was 35% for the quarter ended September 30, 2016 as compared to 43% for the same quarter last year. The difference in effective tax rates was primarily due to permanent tax differences related to stock based compensation.

For the nine months ended September 30, 2016, the Company recognized an income tax benefit of $3.1 million on pre-tax net loss of approximately $8.9 million as compared to an income tax benefit of $330,000 on pre-tax net loss of $701,000 in 2015. The effective tax rate on income from operations was 34% for the nine months ended September 30, 2016 compared to 47% for the same period last year. The difference in effective tax rates was primarily due to permanent tax differences related to stock based compensation

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2016	2015	2016	2015
EBITDA*
Income (Loss)	$(2,357,824)	$(1,648,191)	$(5,814,044)	$(370,822)
Add Back (Deduct)
Interest Expense	553,049	360,434	1,426,500	860,865
Provision for income taxes (benefit) expense	(1,251,301)	(1,234,716)	(3,060,008)	(330,162)
Depreciation and amortization	1,602,901	1,489,352	4,968,493	4,252,124
EBITDA*	(1,453,175)	(1,033,121)	(2,479,059)	4,412,005
Add Back (Deduct)
Stock-based compensation	175,954	170,972	493,458	442,243
Patent litigation and defense costs	33,171	53,844	108,783	493,058
(Gain) Loss on sale and disposal of equipment	-	-	(233,473)	1,071
Interest and other income	(5,198)	(22,642)	(12,204)	(54,893)
Adjusted EBITDA*	$(1,249,248)	$(830,947)	$(2,122,495)	$5,293,484

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined $418,000 to a negative $1.2 million for the quarter ended September 30, 2016 as compared to a negative $831,000 for the same quarter last year. This decrease was primarily due to the $411,000 decline in gross profit discussed above.

Adjusted EBITDA from operations declined $7.4 million to a negative $2.1 million for the nine months ended September 30, 2016 as compared to a positive $5.3 million for the same period last year. This decrease was primarily due to the $7.7 million decline in gross profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

 The following table summarizes our statements of cash flows for the three and nine months ended September 30, 2016

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net cash provided by (used in) operating activities	$(1,634,894)	$159,523	$4,378	$12,873,736
Net cash provided by (used in) investing activities	(232,010)	(429,623)	(4,482,603)	(3,569,725)
Net cash provided by (used in) financing activities	2,080,993	257,178	4,454,763	(9,510,569)
Net Decrease in Cash and Cash Equivalents	214,089	(12,922)	(23,462)	(206,558)

Cash and Cash Equivalents, Beginning of Period	567,186	760,422	804,737	954,058

Cash and Cash Equivalents, End of Period	$781,275	$747,500	$781,275	$747,500

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2016 and December 31, 2015 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	September 30, 2016	December 31, 2015

Current Assets	$5,654,933	$9,445,379
Total Assets	42,352,745	46,421,857
Current Liabilities	3,132,300	3,354,122
Total Liabilities	29,784,801	28,535,041

Stockholders’ equity	12,567,944	17,886,816

Working Capital (Current Assets net of Current Liabilities)	2,522,633	6,091,257
Long-term debt to Equity	2.01 to 1	1.16 to 1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit facilities, and equipment financing to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At September 30, 2016, we had approximately $781,000 of cash and cash equivalents and approximately $1.3 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into the 2014 Credit Agreement with PNC which provides for a five-year $30 million senior secured revolving credit facility. The facility allows the Company to borrow up to 85% of eligible receivables, up to 85% of the appraised value of trucks and equipment, and 90% of the cost of new equipment. The Company had the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.75% to 3.75% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.25% to 2.25% for Domestic Rate Loans. As a result of the Sixth Amendment entered into in March 2016, the interest rates we will be paying on our loans for the balance of 2016 and through the end of the term in September 2019 have increased by 1.75%.

The PNC credit facility has certain customary financial covenants which have been amended from time to time and consist of the following as of September 30, 2016 (as described below, effective October 4, 2016, these covenants have changed as a result of a Eighth Amendment to the facility):

(i)	a minimum monthly availability requirement for September 2016 of $771,000;

(ii)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, measured as of the last day of each fiscal quarter. The fixed charge coverage ratio will based on a building trailing twelve month beginning with the quarter ended December 31, 2015 information.) The fixed charge coverage ratio was a springing covenant through September 30, 2016 and as a result of the Eighth Amendment below will be calculated as of December 31, 2016 and each subsequent quarter thereafter; and,

(iii)

a maximum leverage ratio of funded debt to adjusted EBITDA (as defined, not more than 3.50 to 1.0 as of September 30, 2016, measured as of the last day of each fiscal quarter with adjusted EBITDA determined based on trailing twelve month information); The leverage ratio has been converted to a springing covenant as a result of the Sixth Amendment in March 2016 which would only be triggered upon failure to meet the minimum monthly availability covenant or until March 31, 2017.

On August 10, 2016, the Company entered into a Seventh Amendment to the 2014 Credit Agreement that among other things; (i) reset and extended the minimum monthly availability covenant from the date of amendment through September 30, 2017 at amounts ranging from $658,000 to $3.5 million, (ii) extended the period of time that the leverage ratio and fixed charge coverage ratio are springing covenants to July 1, 2017; (iii) provided for a 0.5% monthly reduction in the advance rate on the appraised value of equipment to 80% through February 2017; and (iv) included an amendment fee of $200,000.

On October 4, 2016, the Company entered into an Eighth Amendment to the 2014 Credit Agreement that among other things; (i) reset the minimum monthly availability covenant to $500,000 from September 1, 2016 through November 30, 2016 and $1 million thereafter; and (ii) reset the leverage ratio for each quarterly period as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.50:1.00
December 31, 2017	7.00:1.00
March 31, 2018	5.50:1.00
June 30, 2018	5.00:1.00
September 30, 2018	5.00:1.00
December 31, 2018	5.00:1.00
March 31, 2019	3.50:1.00
June 30, 2019 and each fiscal quarter thereafter	3.50:1.00

As of September 30, 2016, the Company had an outstanding loan balance of $25.3 million and approximately $1.3 million available under the revolving credit facility ($2.0 million gross availability less a minimum monthly availability requirement for September 2016 of $771,000) and was in compliance with applicable terms of the credit facility above. The interest rate at September 30, 2016 was 5.0% for the $25.2 million of outstanding LIBOR Rate Loans and 6.5% for the $68,584 of outstanding Domestic Rate Loans.

The Company intends to continue to use the PNC facility to fund working capital needs and supplement future capital expenditures. The financial covenants outlined above could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

Working Capital:

As of September 30, 2016, the Company had working capital of approximately $2.5 million, a decrease in working capital of approximately $3.6 million as compared to our 2015 fiscal year end. The decrease in working capital was primarily attributable to a decrease in accounts receivable of $3.7 million, or 52%, related to our seasonal decline in well enhancement revenues, specifically frac water heating revenues.

Cash flow from Operating Activities:

Cash flow used in operating activities during the quarter ended September 30, 2016 was $1.6 million as compared to $160,000 cash inflow during the comparable quarter last year. The decrease in cash flow from operations is primarily attributable to lower cash inflow from accounts receivable.

Cash flow from operating activities during the nine months ended September 30, 2016 was $4,000 as compared to $12.9 million during the comparable period last year. The decrease in cash flow from operations is primarily attributable to the overall decline in revenues and gross profits during the period as discussed above. Additionally, the decrease in cash flow from operations is due to lower cash inflow associated with the collection of accounts receivable.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended September 30, 2016 was $232,000 as compared to $430,000 during the comparable quarter last year. The cash used in investing activities during the quarters ended September 30, 2016 and 2015 consists primarily of maintenance capital expenditures. Overall the Company has significantly reduced its capital expenditures as a result of lower activity and reduced revenues.

Cash flow used in investing activities during the nine months ended September 30, 2016 was $4.5 million as compared to $3.6 million during the comparable period last year. The increase in cash used in investing activities was primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT. The $3.1 million of capital expenditures for the comparable quarter last year included equipment purchases and payments for trucks in process under the Company’s 2014 CAPEX program and other routine maintenance capital expenditures.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended September 30, 2016 was $2.1 million as compared to $257,000 for the comparable period last year. The change was primarily due to the Company using cash flow in fiscal 2015 to pay down its revolving credit facility with PNC.

Cash provided by financing activities for the nine months ended September 30, 2016 was $4.5 million as compared cash used in financing activities of $9.5 million for the comparable period last year. The change was primarily due to additional borrowings by the Company in January of 2016 to fund the purchase of new water management and patented hydropath technology assets ($4.2 million) as discussed above, whereas during the nine months ended September 30, 2015, the Company utilized cash flow from operations to pay down its revolving credit facility with PNC.

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

As discussed above and as a result of the changes negotiated in the Seventh and Eighth Amendments, the Company believes that it will have sufficient capital resources and availability under the PNC revolving credit facility through the remainder of 2016 to fund working capital needs and future capital expenditures. However, the Company’s borrowing availability and ability to meet its debt covenants over the next twelve months will be heavily dependent upon the Company’s ability to generate positive cash flows and EBITDA during the Company’s upcoming heating season which occurs from November 2016 through April 2017. In the event the Company does not generate a sufficient amount of EBITDA to meet its debt covenants, the Company will need to negotiate further amendments to its credit facility and/or raise additional capital resources through debt or equity financing.

On April 16, 2014, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) that was declared effective by the SEC on April 30, 2014. The Form S-3 provides for the sale of common stock by named selling security holders, and further provides the Company with the flexibility to offer and sell from time to time, up to $50 million of the Company’s common stock in order to supplement our cash flows from operations and financing activities. The Company plans to maintain the registration statement in the event there is a need to supplement its existing capital resources.

Capital Commitments and Obligations:

The Company’s capital obligations as of September 30, 2016 consist primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required availability and leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay royalties on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 of which $155,000 has been paid as of September 30, 2016. In September 2016, the Company and HydroFLOW USA agreed to allocate $200,000 of the 2016 commitment to 2017, thereby reducing the remaining commitment for 2016 to $280,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.1	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement dated October 4, 2016, (4)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rick D. Kasch, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 14, 2016	/s/ Rick D. Kasch
Rick D. Kasch, Principal Executive Officer and Chief Executive Officer

Date: November 14, 2016	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer and Principal Accounting Officer