Form 10-K
period 2016-12-31
Enservco Corp
filed 2017-03-31
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $13,569,684 based upon the closing sale price of the Registrant’s Common Stock of $0.62 as of June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2017, there were 51,067,660 shares of the Enservco Corporation’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive information statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2016, in connection with the registrant’s 2017 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “anticipate,” “should,” “could,” “project,” “intend,” “estimate,” “expect,” “believe,” “predict,” “budget,” “goal,” “plan,” “forecast,” “target” and other similar expressions.

All statements, other than statements of historical facts, contained in this annual report are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, among others, the risks set forth in the section of this annual report entitled “Risk Factors” and elsewhere throughout this annual report, as well as the following factors:

●	capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
●	our ability to negotiate with our lender under our credit agreement in seeking to waive potential bank agreement covenant violations and to receive more favorable covenant terms and maintain or allow more borrowing capacity;
●	price volatility of oil and natural gas prices, and the effect that lower oil and natural gas prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and stockholders' equity;
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

●	our history of losses and working capital deficits which, at times, were significant;
●	weather and environmental conditions, including abnormal warm winters in our areas of operations that adversely impact demand for our services;
●	reliance on a limited number of customers;
●	our ability to retain key members of our management and key technical employees;
●	impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy;
●	changes in tax laws;
●	the effects of competition;
●	the effect of seasonal factors;
●	risks relating to any unforeseen liabilities;
●	federal and state initiatives relating to the regulation of hydraulic fracturing; and
●	further sales or issuances of our common stock and the price and volume volatility of our common stock.

All forward-looking statements, express or implied, contained in this annual report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this annual report.

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); water transfer and water treatment (water transfer services); water hauling, fluid disposal, frac tank rental (water hauling services); and, excavating, grading, and dirt hauling services (construction services). The Company owns and operates a fleet of more than 650 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale area in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton field area in Kansas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

Enservco was originally incorporated as Aspen Exploration Corporation under Delaware law on February 28, 1980 for the primary purpose of acquiring, exploring and developing oil and natural gas and other mineral properties. During the first half of 2009, Aspen disposed of its oil and natural gas producing assets and as a result was no longer engaged in active business operations. On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010. On December 30, 2010, Aspen changed its name to “Enservco Corporation.”

The Company’s executive (or corporate) offices are located at 501 South Cherry St., Ste. 1000, Denver, CO 80246. Our telephone number is (303) 333-3678, and our facsimile number is (720) 974-3417. Our website is www.enservco.com.

Corporate Structure

The below table provides an overview of the Company’s current subsidiaries and their activities.

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Dillco Fluid Service, Inc. (“Dillco”)	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services primarily in the Hugoton field area in western Kansas and northwestern Oklahoma.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Water Transfer and Water Treatment Services

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is used by Heat Waves.

On November 24, 2015, HWWM was organized under Colorado law as a wholly owned subsidiary of Enservco for the purpose of launching a water transfer service division. Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (‘WET”) including vehicles, high and low volume pumps, manifolds, pipe, and other support equipment. In addition, effective January 1, 2016, HWWM acquired water treatment equipment which utilizes technology in devices sold under the name of HydroFLOW and various water transfer assets including high and low volume pumps, lay flat hose, trailers, generators, pipe and other equipment from HII Technologies, Inc. and its affiliates (“HIIT”). The total purchase price for both acquisitions was approximately $4.3 million. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM provides water transfer services and water treatment services to the onshore oil and natural gas sector.

Overview of Business Operations

Enservco primarily conducts its business operations through its principal operating subsidiaries (Heat Waves, HWWM, and Dillco), which provide oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, water transfer, bacteria and scale treatment, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Heat Waves and Dillco in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

●

Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, PA which opened in the first quarter of 2011.

●

Rocky Mountain Region, including eastern Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins) and western North Dakota and eastern Montana (Bakken area). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer and Tioga, ND; Rock Springs, WY; and, Platteville, CO.

●

Central USA Region, including the Mississippi Lime and Hugoton area in southwestern Kansas, Texas panhandle, and northwestern Oklahoma, and the Eagle Ford Shale in south Texas. The Central USA Region operations are deployed from operations centers in Garden City and Hugoton, KS; Okarche, OK; and, Jourdanton, TX.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. These strategies are exemplified by these activities:

(1)	From 2014 through 2016, the Company spent approximately $33.7 million for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and

(2)

To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively. In late 2012 the Company expanded its operations, through its Pennsylvania operation center, into the Utica Shale formation in eastern Ohio. Also, in early 2015 the Company expanded its operations into the Eagle Ford formation through opening a new operations center in southern Texas. And, in 2016, we began to provide some services in the Permian Basin in west Texas.

(3)

To expand its services, in January 2016, Enservco acquired various water transfer assets for approximately $4.3 million in order to provide water transfer services and bacteria and scaling treatment solutions to its customers in all of its operating areas.

As described in this report, the past two fiscal years have been very challenging for us. The decline in drilling, completion and service activities throughout the industry that started in 2014 and continued during most of 2016 due to low oil and natural gas prices combined with warm winter weather in our frac heating markets resulted in a significant drop in demand for our services in 2015 and 2016. In addition, we have had to borrow from our credit facility in order to fund our operations, and as of March 28, 2017, we had approximately $25.7 million outstanding on the facility and $4.1 million available under the facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Subject to overcoming our significant cash needs and increasing our operating results which will likely require significant price increases in the oil and gas industry, the Company expects to continue to pursue its growth strategies of exploring additional acquisitions, potentially expanding the geographic areas in which it operates, and diversifying the products and services it provides to customers, as well as making further investments in adding to its current assets and equipment.

Operating Entities

As noted above, Enservco conducts its business operations and holds assets primarily through its subsidiary entities. The following describes the operations and assets of Enservco’s operating subsidiaries.

Dillco. From its inception in 1974, Dillco has focused primarily on providing water hauling/disposal/storage services, well site construction services and frac tank rental to energy companies working in the Hugoton gas field in southwestern Kansas and northwestern Oklahoma. Water hauling and disposal services have been the primary sources of Dillco’s revenue. Dillco currently owns and operates a fleet of water hauling trucks and related assets, including specialized tank trucks, frac tanks, water disposal wells, construction and other related equipment. These assets transport, store and dispose of both fresh and salt water, as well as provide well site construction and maintenance services.

Heat Waves. Heat Waves provides a range of well stimulation/maintenance services to a diverse group of independent and major oil and natural gas companies. The primary services provided are intended to:

(1)	Assist in the fracturing of formations for newly drilled oil and natural gas wells; and
(2)	Help maintain and enhance the production of existing wells throughout their productive life.

These services consist of frac water heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services. Heat Waves’ operations are currently in the major oil and natural gas areas in Kansas, Texas, Oklahoma, Wyoming, Colorado, Pennsylvania, West Virginia, Ohio, North Dakota, and Montana.

HWWM. HWWM was organized in November 2015 as a new wholly owned subsidiary of Enservco for the purpose of launching a new water management division. In connection therewith, HWWM acquired approximately $4.3 million of water management assets from HIIT and WET in January 2016.

HWWM provides water transfer services, bacteria and scaling treatment solutions, and equipment rental to customers in the oil and natural gas industry. Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. In addition to providing traditional water transfer services, HWWM also utilizes a patented hydropath technology (distributed under the name of HydroFLOW) to provide bacteria and scaling treatment services to the oil and gas industry. HydroFLOW utilizes electrical induction to reduce or eliminate down-hole scaling and corrosion and to reduce or eliminate bacteria in water. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to a Sales Agreement with the North American master distributor, HydroFLOW U.S.A., HWWM has the exclusive right to sell or rent HydroFLOW devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to customers in the United States (except in Texas where the right regarding injection and disposal wells is exclusive to only 20 companies but non-exclusive for the remaining companies in Texas). We believe this lower-cost and environmentally friendly alternative to conventional chemical treatment of frac and recycled water will significantly reduce the use, and therefore cost, of chemicals now used by oil and gas companies.

Areas of Operations

The following map shows the primary areas in which the Company currently operates.

Business Segments

Enservco, through its operating subsidiaries, provides a range of services to owners and operators of oil and natural gas wells in the following business segments.

Well Enhancement Services

The Company’s well enhancement services consist of frac water heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which currently utilizes a fleet of approximately 198 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southwestern Kansas, northwestern Oklahoma, Texas panhandle, southern Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale), eastern Ohio (Utica Shale), western North Dakota and eastern Montana (Bakken formation), and southern Texas (Eagle Ford Shale). Well enhancement services accounted for approximately 73% and 85% of the Company’s total revenues for fiscal years ended December 31, 2016 and 2015, respectively.

Frac Water Heating – Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. Heat Waves currently owns and operates a fleet 53 frac heaters (or the equivalent of 81 burner boxes) designed to heat large amounts of water.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. Heat Waves currently owns and operates a fleet of 7 acidizing units which consist of a specially designed acid pump truck and an acid transport trailer.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which these paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. This is performed by circulating and heating oil from a well through a hot oil truck and then pumping it down the casing and back up the tubing to remove the deposits.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is done (1) to eliminate frozen water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and (2) because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

As of December 31, 2016, Heat Waves owns and operates a fleet of 56 hot oil trucks. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary to maximize their productive time.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

Water Transfer Services

Water transfer services consist of water transfer services and water treatment services. These services commenced in first quarter with revenue being generated in the fourth quarter of 2016 after acquisition of water transfer assets from WET and HIIT in January 2016. Water transfer services accounted for approximately 1% of the Company’s total revenues for fiscal 2016.

Water Transfer Services – Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or storage facility to frac tanks at drilling locations to be used in connection with fracking activities. Water transfer differs from water hauling in that water transfer is typically used in connection with well completion activities and involves moving water via pumps, hoses and pipes whereas water hauling involves moving water via bobtail trucks or water transports for either service or completion work.

Water Treatment Services – The Company uses patented hydropath technology under a sales agreement with HydroFLOW USA to remove bacteria and scale from water. The process uses electrical induction to reduce or eliminate down-hole scaling and corrosion in an environmentally friendly manner.

Water Hauling Services

Water hauling services include water hauling, salt water disposal, and frac tank rental services. These services are primarily provided by Dillco to customers in the Hugoton gas field in western Kansas and northwestern Oklahoma. Water hauling services accounted for approximately 16% and 15% of the Company’s total revenues for fiscal 2016 and 2015, respectively.

Water Hauling – The Company currently owns or leases, and operates approximately 65 water hauling trucks and trailers equipped with pumps to move water from/to wells, tanks and other storage facilities. A majority of the Company’s trucks consist of transports with a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

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

Most wells produce residual salt or fresh water in conjunction with the extraction of the oil or natural gas. The Company’s trucks pick up water at the well site and transport it to a disposal well for injection or to other environmentally sound surface recycling facilities. This is regular maintenance work that is performed on a periodic basis depending on the volume of water a well produces.

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

Disposal Well Services – The Company owns four disposal wells in Kansas and Oklahoma that allow for the injection of salt water and incidental non-hazardous oil and natural gas wastes. These wells are used exclusively by the Company for its customers.

Our trucks frequently transport fluids to be disposed of into these disposal wells. These wells are located in proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted water disposal wells. All of the Company’s disposal wells are licensed by state authorities pursuant to guidelines and regulations of the Environmental Protection Agency and the Safe Drinking Water Act and are completed in an environmentally sound manner in permeable formations below the fresh water table.

Frac Tank Rental – The Company also generates a small amount of revenues from the rental of frac tanks in the Hugoton field area. The Company currently owns approximately 20 frac tanks, which can store up to 500 barrels of water and are used by oilfield operators to store fluids at the well site, including fresh water, salt water, and acid for frac jobs, flowback, temporary production and mud storage. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates and charges hourly rates for the transportation of the tanks to and from the well site.

Construction Services

Construction services consist of excavation, grading and dirt hauling services. These services are primarily provided in Colorado to help increase utilization of the Company’s equipment and personnel during the slower non-heating months. This segment also utilizes sub-contractors as needed to supplement Company resources. Construction services accounted for approximately 11% of the Company’s total revenues for fiscal 2016.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by these entities are subject to security interests from loans and credit facility made to the Company.

Historically, as supply and demand requires, the Company has leased additional trucks and equipment from time to time. These leases are treated as operating leases for accounting purposes, and the rent expense associated with these leases is reported ratably over the term of the lease.

Competitive Business Conditions

We face intense competition in our operations. Competition is influenced by factors such as price, capacity, the quality/safety-record/availability of equipment and work crews, and the reputation and experience of the service provider. The Company believes that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled, and well-trained work force that is responsive to our customers’ needs. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded work.

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work.

The Company’s competition primarily consists of small and large regional or local contractors. The Company attempts to differentiate itself from its competition in large part through its range and quality of services it has the capability to provide. The Company invests a significant amount of capital into purchasing, developing, and maintaining a fleet of trucks and other equipment that are critical to the services it provides. Further, the Company concentrates on providing services to a diverse group of major and independent oil and natural gas companies in a number of geographical areas. We believe we have been successful using this business model and believe it will enable us to grow our business in the event the oil and gas industry has continuing need for the type of service we provide.

Dependence on One or a Few Major Customers

The Company serves numerous major and independent oil and natural gas companies that are active in our core areas of operations.

As of December 31, 2016, three customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 14%, 14% and 11%, respectively. Revenues from these three customers represented 14%, 11% and 12% of total revenues, respectively, for the year ended December 31, 2016.

While the Company believes its equipment could be redeployed in the current market environment if it lost any material customers, such loss could have an adverse effect on the Company’s business until the equipment is redeployed. We believe that the market for the Company’s services is sufficiently diversified that it is not dependent on any single customer or a few major customers.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

Acidizing and pressure testing are performed throughout the year with higher revenues typically during non-winter months.

Water hauling from producing wells is not as seasonal as our other services since wells produce water whenever they are pumping regardless of weather conditions. Hauling of water for the drilling or fracturing of wells is also not seasonal but dependent on when customers decide to drill or complete wells.

Although they are new businesses to us, we believe water transfer services and bacteria and scaling solutions are not seasonal. However, our water transfer services and to a certain extent our bacteria and scaling solutions, depend upon the level of drilling, well completion, and production activities.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company enters into agreements with local property owners where its disposal wells are located by which the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells. The terms of these agreements are separately negotiated with the given property owner, and during its 2015 and 2016 fiscal years the total amount paid under these various agreements by the Company was immaterial to the Company and its business operations.

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process. We have other patent applications pending regarding other procedures used in our process of heating frac water. We are aware that one unrelated company has been awarded four patents related, in part, to a process for heating of frac water. For a further discussion of this, see Item 3 – Litigation, below.

Pursuant to a Sales Agreement with HydroFLOW USA (“Sales Agreement”), HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, frack water and recycled water in the oil and gas industry to customers in the United States. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to the Sales Agreement, the Company is required to pay royalties on certain rental transactions and must meet certain annual purchase commitments in order to maintain the exclusivity provision under the Sales Agreement. As of March 31, 2017, no royalties have been paid under the Sales agreement and the Company has met its 2016 purchase commitments required to maintain its exclusivity provision.

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

The Safe Drinking Water Act (the “SDWA”), and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells, such as the disposal wells owned and operated by the Company. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SWDA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Regulations in the states in which the Company owns and operates water injection wells (Kansas and Oklahoma) require us to obtain a permit to operate each of our disposal wells. The applicable regulatory agency may suspend or modify one of our permits if the Company’s well operations are likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

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

Because our trucks travel over public highways to get to customers’ wells, the Company is subject to the regulations of the Department of Transportation. These regulations are very comprehensive and cover a wide variety of subjects from the maintenance and operation of vehicles to driver qualifications to safety. Violations of these regulations can result in penalties ranging from monetary fines to a restriction on the use of the vehicles. Under regulations effective July 1, 2010, an uncured violation of regulations could result in a shutdown of all of the vehicles of Heat Waves, Dillco or HWWM. The Company does not believe it is in violation of Department of Transportation regulations at this time that would result in a shutdown of vehicles.

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

Employees

As of March 24, 2017, the Company employed 204 full time employees. Of these employees, 140 are employed by Heat Waves, 34 by Dillco, 20 by HWWM, and 10 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

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

In addition, we maintain our corporate governance documents on our website, including our:

●	Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
●	Insider Trading Policy,
●	Audit Committee Charter,
●	Trading Blackout Policy, and
●	Related Party Transaction Policy.

ITEM 1A. RISK FACTORS

The Company’s securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. The below risk factors are intended to generally describe certain risks that could materially affect the Company and its current business operations and activities.

You should carefully consider the risks described below and elsewhere herein in connection with any decision whether to acquire, hold or sell the Company’s securities. The following list identifies and briefly summarizes certain risk but should not be viewed as complete or comprehensive. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or a significant part of your investment.

Operations Related Risks

Our business may be materially impacted by seasonal weather conditions.

Our businesses, particularly our frac heating and hot oil services, can be impacted by weather conditions and temperatures. Unseasonably warm weather during winter months can reduce demand for the heating services and result in higher operating costs due to need to retain equipment operators during these low demand periods. The Company has experienced unseasonably warm weather during parts of its heating season during the years ended December 31, 2016 and 2015, which has impacted well enhancement service revenues and profits. Management makes concerted efforts to reduce costs during these low demand periods by utilizing operators in other business segments, reducing hours, and some instances utilizing seasonal layoffs.

Further, during the winter months, our customers may delay operations or we may not be able to operate or move our equipment between locations during periods of heavy snow, ice or rain, and during the spring some areas impose transportation restrictions due to the muddy conditions caused by the spring thaws.

We may be unable to implement price increases or maintain existing prices on our core services.

We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. Currently, the prices we are able to charge for our services and the demand for our services are depressed. We operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new equipment may enter the market, which would also put pressure on the pricing of our services. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase the prices of our services to offset rising costs increase could have a material adverse effect on our business, financial position and results of operations.

We participate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.

Our business activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our existing credit facility were not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or to fund these expenditures through new debt or equity issuances.

Our ability to raise new debt or equity capital or to refinance or restructure our debt at any given time depends, among other things, on the condition of the capital markets and our financial condition at such time. Also, the terms of existing or future debt or equity instruments could further restrict our business operations. The inability to finance future growth could materially and adversely affect our business, financial condition and results of operations.

Increased labor costs or the unavailability of skilled workers could hurt our operations.

Companies in our industry, including us, are dependent upon the available labor pool of skilled workers. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future or we may not be able to reduce wages when demand and pricing falls, and such changes could have a material adverse effect on our business, financial condition and results of operations.

Historically, we have experienced a high employee turnover rate. Any difficulty we experience replacing or adding workers could adversely affect our business.

We believe that the high turnover rate in our industry is attributable to the nature of oilfield services work, which is physically demanding and performed outdoors, and to the seasonality of certain of our segments. As a result, workers may choose to pursue employment in areas that offer a more desirable work environment at wage rates that are competitive with ours. The potential inability or lack of desire by workers to commute to our facilities and job sites, as well as the competition for workers from competitors or other industries, are factors that could negatively affect our ability to attract and retain skilled workers. We may not be able to recruit, train and retain an adequate number of workers to replace departing workers. The inability to maintain an adequate workforce could have a material adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carry forwards may be subject to limitation and may result in increased future tax liability.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry forwards (“NOLs”) and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of the corporation, or arising from a new issuance of stock by the corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, or NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax exempt rate and the value of the corporation’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If we were to experience an "ownership change," this could result in increased U.S. federal income tax liability for us if we generate taxable income after the ownership change. Limitations on the use of NOLs and other tax attributes could also increase our state tax liabilities. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income, if any, with NOLs before such NOLs expire. Accordingly, these limitations may increase our federal and state income tax liabilities.

As of December 31, 2016, we had U.S. federal NOLs of approximately $15.7 million and state NOLs of approximately $14.8 million.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which has suffered significant negative price volatility since July 2014, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, most exploration and production companies shut down or substantially reduced drilling programs and required service providers to make pricing concessions. Over the two years ended December 31, 2016, the Company has offered pricing concessions to a number of customers. Typically, these concessions have been made with the intent to maintain existing service volumes and/or develop additional business.

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

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of the Company’s service areas, particularly in Colorado. These activities may make oil and gas investment and production less attractive.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for drilling services. Oil and gas prices, as well as demand for the Company’s services, also depend upon other factors that are beyond the Company’s control, including the following:

●	Supply and demand for crude oil and natural gas;
●	political pressures against crude oil and natural gas exploration and production;
●	cost of exploring for, producing, and delivering oil and natural gas;
●	expectations regarding future energy prices;
●	advancements in exploration and development technology;
●	adoption or repeal of laws regulating oil and gas production in the U.S.;
●	imposition or lifting of economic sanctions against foreign companies;
●	weather conditions;
●	rate of discovery of new oil and natural gas reserves;
●	tax policy regarding the oil and gas industry;
●	development and use of alternative energy sources; and
●	the ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience volatility in terms of demand. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. These cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services, and will continue to result in a reduction in the demand for the Company’s services, the rates we can charge, and equipment utilization. In addition, certain of the Company’s customers could become unable to pay their suppliers, including the Company. Any of these conditions or events could adversely affect our operating results.

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

The Company’s customers consist primarily of major and independent oil and natural gas companies. During fiscal year 2016, three of the Company’s customers accounted for 37% of consolidated revenues and during fiscal year 2015, two of the Company’s customers accounted for 21% of consolidated revenues. No other customer exceeded 10% of revenues.

The Company’s top five customers accounted for approximately 52% and 38% of its total annual revenues for 2016 and 2015, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

Beginning in the second half of 2014, oil prices have declined substantially from historical highs. This caused many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2015, which consequently has reduced their demand for our services, and exerted downward pressure on the prices that we charged for our services and products. Given various domestic and global factors, oil and natural gas prices may remain depressed for the foreseeable future.

Also, under an environment of increasing oil and natural gas prices it can lead to increasing costs of exploring for and producing oil and natural gas. Though the addition of frac stimulation into the domestic oil and gas industry has somewhat reduced the overall costs of producing oil and natural gas, the price of drill rigs, pipe, other equipment, fluids, and oil field services and the cost to companies like the Company of providing those services, has generally increased with significant increases in oil and natural gas prices. The resulting reduction in cash flows being experienced by our customers during the past months due to the decline in oil prices and the increase of the costs of exploring for and producing oil and natural gas as noted above could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection and the importation and use of hazardous materials, including laws and regulations governing air emissions, water discharges and waste management. Government authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

The Company uses hazardous substances and transports hazardous wastes in its operations. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require the Company to incur costs and penalties, or become the basis of new or increased liabilities that could reduce its earnings and cash available for operations. The Company believes it is currently in substantial compliance with environmental laws and regulations.

Intense competition within the well services industry may adversely affect our ability to market our services.

The well services industry is intensely competitive. It includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than the Company. The Company’s larger competitors have greater resources that allow those competitors to compete more effectively than the Company. The Company’s small competitors may be able to react to market conditions more quickly. The amount of equipment available may exceed demand at some point in time, which could result in active price competition.

The Company could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights.

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process. We have other patent applications pending regarding other procedures used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded four patents related, in part, to a process for heating of frac water. The Patent Owner is currently in litigation with two different groups of energy companies that are seeking to invalidate the first patent. A North Dakota court has issued a summary judgment that the first patent owned by the Patent Owner is invalid. The same Court also found that this first patent is unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. The Patent Owner has filed an appeal with the U.S. Court of Appeals for the Federal Circuit to appeal this judgment and other adverse judgments and orders by the North Dakota court. As of March 30, 2017, the U.S. Court of Appeals for the Federal Circuit has not issued a ruling on this case.

In October 2014, the Company was served with a complaint that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by the Patent Owner including the first patent ruled invalid and unenforceable by the North Dakota Court. The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves has answered the complaint, denied the Patent Owner’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. The Patent Owner has replied to and denied those counterclaims. In July 2015, a Colorado Court granted a joint request by Enservco, Heat Waves and the Patent Owner to stay the case. The lawsuit is now stayed pending the outcome of the appeal by the Patent Owner of the summary judgment invalidating the Patent Owner’s first patent as set forth above. (See Item 3 – Litigation, for more information about this matter.)

However, if Enservco and/or Heat Waves are found to be infringing, they could be liable for the payment of substantial damages/royalties and attorneys’ fees, and/or be subject to a preliminary or permanent injunction prohibiting Heat Waves from heating frac water in a manner it may have been using.

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

In January 2016, HWWM, a wholly owned subsidiary of the Company, acquired various assets including the water transfer assets of HIIT and WET for approximately $4.3 million dollars. The Company’s ability to successfully integrate these acquisitions and expand the water transfer and bacteria and scaling solutions services is a going to be challenging given the current industry environment. There can be no assurance that we will successfully integrate these acquisitions and expand these services.

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

As of December 31, 2016, the Company owed approximately $23.8 million to banks and financial institutions under various collateralized debt.

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

The Company’s agreements with PNC impose various obligations and financial covenants on the Company. The outstanding amount under the Amended and Restated Revolving Credit and Security Agreement, entered into with PNC in September 2014 and amended various times, is due in full on April 30, 2018. The revolving credit agreement with PNC has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

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

On March 31, 2017, we entered into the tenth amendment to our 2014 Credit Agreement with PNC. In connection with such amendment, PNC has required us to (among other things) raise $1 million of subordinated debt by May 15, 2017. In addition, the amendment accelerated the maturity date of the loan from September 12, 2019 to April 30, 2018. Thus, beginning in May 2017, the outstanding loan with PNC will be classified as a current liability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Although the Company has obtained waivers of financial covenants or modifications to our credit agreements in the past when we have failed to meet specific provisions (including for various periods in the 2016 fiscal year), there can be no assurance that we will be able to obtain these waivers or modifications in the future. If the Company is unable to comply with its obligations and covenants under the 2014 Credit Agreement and it declares an event of default, all of its obligations to PNC could become immediately due. In addition, considering our limited financial resources and reduced operating results due to the depressed oil and gas markets, we cannot assure investors that the Company will be successful in extending or replacing the 2014 Credit Agreement on its new maturity date. Failure to extend, replace or repay the loan in full at maturity will likely force us to consider a sale of the Company.

The variable rate indebtedness with PNC subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through PNC bear interest at variable rates, exposing the Company to interest rate risk. In September 2015, the Company entered into an Interest Rate Swap Agreement with a notional balance of $10 million in conjunction with the senior revolving credit facility with PNC bank. The Company has decided not to hedge against the interest rate risk associated with the remaining balance of the senior revolving credit facility (with a maximum available balance of $30 million). We may increase, decrease or terminate some or all of these hedging arrangements in the future. Depending on our overall hedging level, our debt service obligations could increase significantly in the event of large increases in interest rates. The Sixth Amendment to our 2014 Credit Agreement with PNC resulted in (among other things) an increase in our variable interest rate by 1.75% for the balance of the term of the agreement.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2016, we had borrowed approximately $23.2 million under our senior revolving credit facility and had approximately $4.5 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the first half of 2017 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at a variable rate and increased by 1.75% as a result of the Sixth Amendment. Any further increase in our interest rates (whether by amendment to our 2014 Credit Agreement or as the result of economic conditions) could have an adverse impact on our financial condition, results of operations and growth prospects.

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

Risks Related to Our Common Stock

We have no plans to pay dividends on our common stock for the foreseeable future. Stockholders may not receive funds without selling their shares.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, we have agreed with PNC, our principal lender that we will not pay any cash dividends on our common stock until our obligations to PNC are paid in full. Accordingly, realization of a gain on a shareholder’s investment will depend on the appreciation of the price of our common stock.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Under our certificate of incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this annual report. Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by our board of directors could include voting rights or super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of the corporation, which means that the holders of preferred stock would be entitled to receive the net assets of the corporation distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

The price of our common stock may be volatile regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

The trading price of our common stock may be volatile, and you may not be able to resell your shares at or above the price at which you paid. Our stock price volatility can be in response to a number of factors, including those listed in this section and elsewhere in this annual report. Many of these volatility factors are beyond our control. Other factors that may affect the market price of our common stock include:

●	actual or anticipated fluctuations in our quarterly results of operations;
●	liquidity;
●	sales of our common stock by our stockholders;
●	changes in oil and natural gas prices;
●	changes in our cash flow from operations or earnings estimates;
●	publication of research reports about us or the oil and natural gas exploration, production and service industry generally;
●	competition from other oil and gas service companies and for, among other things, capital and skilled personnel;
●	increases in market interest rates which may increase our cost of capital;
●	changes in applicable laws or regulations, court rulings, and enforcement and legal actions;
●	changes in market valuations of similar companies;
●	adverse market reaction to any indebtedness we may incur in the future;
●	additions or departures of key management personnel;
●	actions by our stockholders;

●	commencement of or involvement in litigation;
●	news reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry;
●	speculation in the press or investment community regarding our business;
●	political conditions in oil and natural gas producing regions;
●	general market and economic conditions; and
●	domestic and international economic, legal, and regulatory factors unrelated to our performance.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

Our existing shareholders could experience further dilution if we elect to raise equity capital to meet our liquidity needs or finance a strategic transaction.

As part of our strategy we may desire to raise capital and or utilize our common stock to effect strategic business transactions. Either such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so. If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

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

Seven stockholders directly and indirectly own approximately 53.8% of the Company’s outstanding common stock and have the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with these stockholders. For so long as these stockholders continue to own a significant percentage of the outstanding shares of the Company common stock, they will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2016. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND ● Shop ● Land	4,000 sq. ft. 6 acres
Garden City, KS ● Shop(1) ● Land – shop(1) ● Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Trinidad, CO (1) (2) ● Shop ● Land – shop	9,200 sq. ft. 5 acres
Hugoton, KS (Dillco) ● Shop/Office/Storage ● Land – shop/office/storage ● Office ● Land – office	9,367 sq. ft. 3.3 acres 1,728 sq. ft. 10 acres

(1) Property is collateral for mortgage debt obligation.

(2) Company is receiving $1,500 monthly under a short-term sublease agreement.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Platteville, CO ● Shop ● Land	3,200 sq. ft. 1.5 acres	$3,000	Month-to-month
La Salle, CO ● Shop ● Land	6,000 sq. ft. 3.0 acres	$8,000	January 2021
Fort Lupton, CO ● Land	7.0 acres	$4,500	June 2018
Rock Springs, WY ● Shop ● Land	10,200 sq. ft. 3 acres	$6,500	August 2017
Casper, WY ● Shop ● Land	5,000 sq. ft. 1.0 acres	$4,500	May 2017
Carmichaels, PA(3) ● Shop ● Land	5,000 sq. ft. 12.1 acres	$9,000	April 2022
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$7,000	June 2020
Okarche, OK ● Shop ● Land	5,000 sq. ft. 2 acres	$6,000	October 2020
Denver, CO (4) ● Corporate offices	7,352 sq. ft.	$15,980	June 2022

(3)	Monthly rental declines to $7,500 effective May 1, 2017
(4)	Company is receiving $2,850 monthly under a short-term sublease agreement for a portion of this leased property.

Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- i.e., U.S. Patent Nos. 8,171,993 (“the ‘993 Patent”) and 8,739,875 (“the ‘875 Patent”). The complaint seeks various remedies including injunctive relief and unspecified damages, and relates to only a portion of Heat Waves’ frac water heating services. In July 2015, the Company and HOTF jointly asked the Colorado Court to stay the case pending any appeal by HOTF of the partial summary judgment ruling invalidating the ‘993 Patent referenced below, and on July 20, 2015, the Court granted the parties’ joint request. The Colorado case is now stayed pending resolution of an appeal by HOTF of the North Dakota Court’s invalidity ruling, as referenced below.

HOTF is currently involved in another litigation with a group of energy companies (which does not include Enservco or Heat Waves) that sought, among other things, to invalidate the ‘993 Patent (“North Dakota Case”). In March 2015, the North Dakota Court granted the energy companies’ partial summary judgment motion, finding that the ‘993 Patent was invalid and later entered a judgment on this issue. In September 2015, a jury trial was conducted. While it did not find that HOTF committed the tort of deceit, the jury found that HOTF represented to a customer of one of the accused energy companies that HOTF had a valid patent and this representation was made in bad faith. The jury also found, among other things, that HOTF unlawfully interfered with a contract and prospective business relationship with that customer and as such, awarded the energy company $750,000 in damages. Lastly, the Court also held a bench trial on the energy companies’ claim that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor of the ‘993 Patent before the U.S. Patent and Trademark Office (“USPTO”). In January 2016, the Court ruled that the ‘993 Patent is unenforceable due to inequitable conduct by the inventor and/or HOTF. In February 2016, HOTF filed an appeal with the U.S. Court of Appeals for the Federal Circuit relating to all adverse judgments and certain related orders in the North Dakota Case. The energy companies also appealed the denial of their attorneys’ fees by the North Dakota Court. Both HOTF and the group of energy companies are in the process of fully briefing all issues and as such, the U.S. Court of Appeals for the Federal Circuit has not yet ruled on the parties’ appeals.

The ‘993 Patent has undergone several reexaminations by the USPTO and in February 2015, the USPTO rejected all 99 claims of the ‘993 Patent in the latest reexamination. However, in May 2016, the USPTO reversed its decision and confirmed all 99 claims as being patentable over the cited prior art in the reexamination proceeding. Further, in September 2016 and February 2017, HOTF was issued two additional patents, both of which could be asserted against the Company. Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of each of HOTF’s patents. If these Patents are ultimately held to be invalid and/or enforceable, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed. However, in the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for enhanced damages and attorneys’ fees (both of which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE MKT under the symbol “ENSV”. The table below sets forth the high and low daily closing sales prices of the Company’s Common Stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2016 and 2015, respectively:

	2016		2015
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.70	$0.35	$2.31	$1.48
Second Quarter	0.83	0.53	1.92	1.39
Third Quarter	0.72	0.53	1.54	0.65
Fourth Quarter	0.74	0.41	0.93	0.49

The closing sales price of the Company’s common stock as reported on March 24, 2017, was $0.38 per share.

Holders

As of March 24, 2017, there were approximately 450 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2016 or 2015, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2016:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	4,211,168	(1)	$1.09	8,431,711	(3)

Equity Compensation Plans Not Approved by Security Holders	180,001	(2)	0.57	-

Total	4,391,169		$1.07	8,431,711

(1)

Represents (i) 1,960,000 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 2,251,168 unexercised options under the Company’s frozen 2010 Stock Incentive Plan(see below for further information).

(2)

Consists of: (i) warrants issued November 2012 to the principals of the Company’s existing investor relations firm to acquire 112,500 shares of Company common stock exercisable at $0.55 per share, (ii) warrants issued November 2012 in conjunction with stock subscription agreements executed with equity investors to acquire 37,501 shares of Company common stock exercisable at $0.55 per share and (iii) warrants issued in June 2016 to the principals of the Company’s existing investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share .

(3)

Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 1,960,000 options outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

Description of the 2010 Stock Incentive Plan:

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permitted the granting of equity-based awards to our directors, officers, employees, consultants, independent contractors and affiliates. The 2010 Plan was approved by the Company’s stockholders in October 2010 and permitted the issuance of options that qualify as Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. However, as of December 31, 2016, there were options to purchase 2,251,168 shares which remain outstanding under the 2010 Plan that were awarded prior to the adoption of the 2016 Plan described below.

Description of the 2016 Stock Incentive Plan:

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The 2016 Plan is administered by our Board of Directors, which may in turn delegate authority to administer the 2016 Plan to a committee. Our Board of Directors has not formed a compensation committee, but should one be formed the Board may delegate the authority to administer the 2016 Plan to the compensation committee. Our plan administrator may make grants of cash and equity awards under the 2016 Plan to facilitate compliance with Section 162(m) of the Code. Subject to the terms of the 2016 Plan, the plan administrator may determine the recipients, numbers and types of awards to be granted, and the terms and conditions of the awards, including the period of their exercisability and vesting.

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 10,391,711 shares over the next ten years (the stated life of the 2016 plan). As of December 31, 2016, there were options to purchase 1,960,000 shares outstanding under the 2016 Plan.

The 2016 Plan permits the granting of:

●	Stock options (including both incentive and non-qualified stock options);
●	Stock appreciation rights (“SARs”);
●	Restricted stock and restricted stock units;
●	Performance awards of cash, stock, other securities or property;
●	Other stock grants; and
●	Other stock-based awards.

Unless sooner discontinued or terminated by the Board, the 2016 Plan will expire on September 29, 2026. No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the 2016 Plan prior to expiration extends beyond the expiration of the 2016 Plan through the award’s normal expiration date.

Without the approval of the Company’s stockholders, the Committee will not re-price, adjust or amend the exercise price of any options or the grant price of any SAR previously awarded, whether through amendment, cancellation and replacement grant or any other means, except in connection with a stock dividend or other distribution, including a stock split, merger or other similar corporate transaction or event, in order to prevent dilution or enlargement of the benefits, or potential benefits intended to be provided under the 2016 Plan.

Other Stock Compensation Arrangements:

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants are exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. A total of 112,500 of these warrants were exercised in 2014 and 112,500 remain outstanding at December 31, 2016.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding the results of operations for the years ended December 31, 2016 and 2015, and our financial condition, liquidity and capital resources as of December 31, 2016 and 2015.

The following discussion and analysis should be read in conjunction with and our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, which contain further detailed information, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company, through its subsidiaries, provides the following services to the domestic onshore oil and natural gas industry – (i) frac water heating, hot oiling and acidizing (well enhancement services); (ii) water transfer and water treatment services (water transfer services); (iii) water hauling, fluid disposal, frac tank rental (water hauling services); and, (iv) dirt excavating and dirt hauling (construction services). The Company owns and operates through its subsidiaries a fleet of more than 650 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Mississippi Lime and Hugoton areas in Kansas and Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

The past two fiscal years were very challenging for us. The decline in drilling, completion and service activities throughout the industry that started in 2014 and continued during most of 2016 due to low oil and natural gas prices combined with warm winter weather in our frac heating markets resulted in a significant drop in demand for our services during 2015 and 2016. As a result, revenues from our core well enhancement services during 2016 declined $15.0 million or 46% compared to 2015. Despite the decline, our well enhancement segment generated a profit of $2.2 million or 12% of segment revenues for 2016.

In an effort to offset some of the seasonal decline in our heating related services, the Company launched two new business segments – water transfer services and construction services. In January 2016, we acquired $4.3 million of water transfer assets from WET and HIIT in an effort to launch a new water transfer service division. Water transfer services are a year-round service that is also complementary to our frac water heating business.    In May 2016, we expanded our construction services segment to provide dirt hauling to the construction industry in an effort to help retain and increase utilization of frac water heating operators during offseason quarters and slow periods. Although the Company made significant strides in getting these business segments up and running during 2016, start-up and carrying costs from these two segments diluted our fiscal 2016 segment profits, operating income and Adjusted EBITDA.

Although management took various actions to reduce variable operating costs in line with the decrease in revenues and to reduce fixed expenses where possible, the decline in higher margin well enhancement services combined with the incremental start-up costs from our new business segments of approximately $1.7 million resulted in a $10.2 million decline in segment profits during 2016 as compared to last year.

For the year ended December 31, 2016, the Company realized a net loss of $8.55 million ($0.22 per share) as compared to a net loss of $1.3 million ($0.03 per share) last year primarily due to the decline in revenues and corresponding segment profits described above. In addition, a $1.1 million increase in depreciation and amortization expense attributable to our purchase of water transfer assets also contributed to the increase in net loss in 2016.

Adjusted EBITDA for the year ended December 31, 2016 was a negative $3.3 million as compared to $6.3 million in 2015. For further details on the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Industry Overview

The low crude oil prices since July 2014 that continued through 2016 resulted in our customers significantly scaling back drilling and completion programs, shifting capital resources to higher margin basins, requiring substantial concessions from vendors, and reducing or delaying certain maintenance related work to preserve capital. Further, the overall reduction in drilling, completion and service work resulted in more service vendors seeking fewer jobs putting even further downward pressure on the pricing of services. Some competitors responded by pricing work at what we believe to be negative margins. Although the Company has been able to partially mitigate the impact of the operating environment by deploying resources to more active customers and basins, our revenue growth and operating margins have been significantly negatively impacted by reduced overall demand for our services, requiring pricing concessions and the delay of hot oiling and acidizing maintenance work.

Many customers implemented capital spending programs at the beginning of 2016 and some customers suspended drilling and completion programs altogether until oil and natural gas prices recover and stabilize at an economical price for continuing operations. In addition, some customers delayed their routine hot oiling and acidizing maintenance work.

Crude prices and the North American rig count have increased significantly since the low points in February 2016 and May 2016, respectively, signaling that the industry downturn may have hit bottom and begun a market recovery. In the fourth quarter of 2016, the average United States rig count increased 23% compared to the third quarter, and we started to see a pickup in completion and production maintenance service activity towards the end of the fourth quarter.

Segment Overview

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, Water Hauling Services, and Construction Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments:

Well Enhancement Services: This segment utilizes a fleet of frac water heating units, hot oil trucks and acidizing units to provide well enhancement and completion services to the domestic oil and gas industry. These services include frac water heating, hot oil services, pressure testing, and acidizing services.

Water Transfer Services:   This segment utilizes high and low volume pumps, lay flat hose, aluminum pipe and manifolds and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. Also included in this segment are water treatment services whereby to remove bacteria and scale from water, the Company uses patented hydropath technology under an agreement with HydroFLOW USA.

Water Hauling Services:    This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton area in Kansas and Oklahoma.

Construction Services:    This segment utilizes a fleet of trucks and equipment to provide supplementary construction and roustabout services to the oil and gas and construction industry. In 2016, the Company started utilizing this fleet of equipment to provide dirt hauling services to a general construction contractor in Colorado.

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the fiscal years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
REVENUES:
Well Enhancement Services	$17,864,121	$32,828,068
Water Transfer Services	184,310	-
Water Hauling Services	3,837,844	5,874,792
Construction Services	2,712,762	-
Unallocated & Other	9,416	75,000

Total Revenues	$24,608,453	$38,777,860

	For the Year Ended December 31,
	2016	2015
SEGMENT PROFIT (LOSS):
Well Enhancement Services	$2,209,959	$10,726,110
Water Transfer Services	(1,444,378)	-
Water Hauling Services	40,200	(57,580)
Construction Services	(279,342)	-
Unallocated & Other	(739,532)	(699,269)

Total Segment Profit (loss)	$(213,093)	$9,969,261

Well Enhancement Services:

For 2016, well enhancement service revenue declined $15.0 million, or 46%, to $17.9 million. A significant decline in demand for our frac water heating services due to unseasonably warm weather in our two largest frac water heating markets (D-J/Niobrara and Marcellus/Utica) and the overall decline in drilling and completions activity related to low oil and natural gas price were the primary reasons for the decline in revenues. These declines were partially offset by $2.3 million of incremental revenues from our geographic expansion into the Texas area.

Frac water heating revenues for the year ended December 31, 2016 declined 64% to $6.7 million as compared to $18.3 million in 2015. Unseasonably warm winter weather in the DJ Basin and Marcellus/Utica Basin in the first and fourth quarters of 2016 significantly reduced demand for our frac water heating services in these, our two largest frac heating markets. Our Eastern USA region was hit particularly hard as sufficiently cold weather did not materialize in first and fourth quarter 2016, contributing to a $3.8 million, or 83%, decline in heating revenues in the Marcellus/Utica Shale Basin. Further, industry wide declines in drilling and completion programs due to low oil and natural gas prices and price concessions issued to customers also contributed to the annual decline in frac heating revenues.

Hot oil revenues for the year ended December 31, 2016 decreased 26% to $8.6 million as compared to $11.7 million in 2015. Incremental revenues of $2.3 million from our geographic expansion into Texas offset lower equipment utilization and price concessions in several markets. Hot oil equipment utilization fell from last year as customers in several locations scaled back frequency of service and reduced service hours in an effort to reduce costs.

Acidizing revenues for the year ended December 31, 2016 increased 41% to $2.2 million as compared to $1.5 million in 2015. The Company’s continued efforts to aggressively pursue customers and partner with chemical suppliers to develop new cost effective acid programs has allowed us to expand our acidizing services into the Eagle Ford Shale basin in Texas.

Segment profits for our core well enhancement services declined $8.5 million or 80% in 2016 as compared to last year. Additional labor costs incurred to retain personnel during unseasonably warm weather, price concessions granted to customers, and overall fixed costs associated with maintaining our geographical locations and extensive fleet all contributed to the lower segment profits. The Company plans to continue to re-deploy equipment to more active regions to increase utilization, which should result in improving this segment’s profits.

Water Transfer Services:

In January 2016, the Company acquired approximately $4.3 million of water transfer and water treatment assets, with the intent of launching a new water transfer service line. Water transfer services involve the use of water pumps, lay flat hose, and aluminum pipe to transport water from a water source to a frac site. This service is complementary to our frac water heating service in that the frac water we heat is provided by water transfer and allows bundling of these services with our frac water heating services.

The continuing industry wide downturn significantly impacted our ability to penetrate this market in 2016. Accordingly, the Company recognized water transfer revenues of only $184,000 during 2016, with a majority of that revenue recognized in the fourth quarter. The Company has been awarded several water transfer jobs in early 2017 and expects future revenues to increase significantly over 2016.

Also, in connection with the acquisition above, the Company acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. During 2016, the Company marketed this product to several existing customers and completed proof of concept studies.

During 2016, this segment realized a loss of $1.4 million. Several factors contributed to this loss including carrying costs associated with the initial management team hired to run and grow the water transfer business who were dismissed in June 2016. Also, contributing to the segment loss were the marketing efforts to launch these new services and conducting no revenue proof-of-concept studies for HydroFlow services.

Water Hauling Services

Water hauling service revenues, which represent approximately 16% of our 2016 consolidated revenues, declined $2.0 million, or 35%, during 2016 as compared to last year. The decline was primarily attributable to lower water hauling revenues in our Central US region due to scaled back service work, pricing concessions and the cessation of certain low margin accounts.

Water hauling revenues have continued to decline over the last four years as this segment of the oil and gas industry has become highly competitive, which has resulted in downward pressure on prices. As noted above, the Company has reduced prices to remain competitive but also elected to eliminate certain low margin work.

Due to cost reduction efforts, including an across the board pay reduction in March 2016, this segment recognized a profit of $40,000 in 2016 as compared to a loss of $57,000 in 2015.

Construction Services:

In May 2016, the Company began to provide dirt excavation and hauling services to general contractors in the construction industry to offset some of the seasonal decline in revenues from our frac heating business and to utilize and retain key frac heating operators over the summer months. The Company used some of its existing construction equipment in both Heat Waves and Dillco to launch this service.

During 2016, the Company recognized $2.7 million of construction service revenue, of which $2.5 million related to a specific dirt hauling project in Colorado. Due to the size and deadlines associated with this project, the Company supplemented its existing resources with sub-contractors. Logistical challenges and equipment issues related to the Colorado project, resulted in a segment loss of $279,000 during 2016.

The Company may continue this business segment, but will focus primarily on dirt hauling projects which are less labor intensive or complex as the project in Colorado.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers and sales personnel that sell services for various segments.

During 2016, unallocated costs increased 6% to $740,000 as compared to $699,000 in 2015.

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2016 and 2015:

	For the Year Ended December 30,
	2016	2015
BY GEOGRAPHY:
Rocky Mountain Region (1)	$13,673,889	$23,148,703
Central USA Region (2)	9,630,786	10,424,546
Eastern USA Region(3)	1,303,778	5,204,611
Total Revenues	$24,608,453	$38,777,860

Notes to tables:

(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves is the only Company subsidiary operating in this region.

(2)

Includes the Eagle Ford Shale (Southern Texas) and Mississippi Lime and Hugoton Field (southwestern Kansas, north central Oklahoma, and the Texas panhandle). Both Dillco and Heat Waves engage in business operations in this region.

(3)

Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

Revenues in the Rocky Mountain Region decreased $9.5 million, or 41%, for the year ended December 31, 2016 due to several factors including (i) decreased frac water heating activity in the Niobrara Shale/DJ Basin and Bakken Field as discussed above; (ii) decreased hot oiling service activity in the Bakken Field and Wyoming basins due to delayed maintenance programs by customers and (iii) price concessions granted to customers.

Revenues in the Eastern USA region decreased $3.9 million, or 75%, to $1.3 million for the year ended December 31, 2016 primarily due to lower frac water service activity in the Marcellus and Utica shale basins during 2016. Unseasonably warm weather during the first and fourth quarters of 2016 significantly reduced heating demand essentially eliminating most of our frac water heating revenue in 2016. Reduced drilling and completion activities due to falling prices also contributed to the overall decline in revenues.

Revenues in the Central USA region decreased $794,000, or 8%, to $9.6 million for the year ended December 31, 2016. Incremental revenues from our geographic expansion into the Eagle Ford Shale of $2.3 million were more than offset by a $2.1 million decline in water hauling activity in the Hugoton field area and a $1.1 million decline in well enhancement revenues throughout the region. Scaled back service work, price concessions and elimination of certain low margin water hauling customers were the primary reasons for decline in water hauling business in the Hugoton field area.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season,” are significantly higher than revenues earned during the second and third quarters of the year. In addition, the revenue mix of our service offerings also changes among quarters as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Water Hauling Services(water hauling) and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $15.0 million, or 61%, of its 2016 revenues during the first and fourth quarters of 2016 compared to $9.6 million, or 39%, during the second and third quarters of 2016. In 2015, the Company generated revenues of $27.8 million, or 72%, of its 2015 revenues during the first and fourth quarters of 2015, compared to $11.0 million, or 28%, during the second and third quarters of 2015. While the Company is pursuing various strategies to lessen these quarterly fluctuations by expanding and/or adding non-seasonal service lines, there can be no assurance that we will be successful in doing so.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments declined $4.0 million or 14% during 2016 as compared to last year. This decline was primarily due to the overall decline in service activity in our well enhancement service segment attributable to low oil prices and warm weather. Management increased their efforts to reduce operating costs such as direct labor, equipment repairs and maintenance in order to minimize the negative impact of reduced revenues. Managements’ efforts include reducing overtime and non-billable time, reducing indirect labor to correspond with lower activity, negotiating supplier discounts and implementing cost management tools. In addition, lower fuel costs also contributed to the decline in direct operating costs. The decline in well enhancement costs above was partially offset by startup and carrying costs from our new water transfer division and additional dirt hauling costs from our project in Colorado (construction services)

General and Administrative Expenses:

General and administrative expenses decreased $481,000, or 11%, to $3.8 million in 2016 as compared to $4.3 million in 2015 primarily due to a $580,000 decrease in personnel costs attributable to reductions in staff, and other cost saving initiatives implemented in early 2016. The decrease was offset by an increase in stock-based compensation expense of $44,000.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the year ended December 31, 2016 declined to $152,000 as compared to $537,000 for 2015. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgement by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, legal costs have been minimal since July 2015.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity and/or enforceability of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until the Colorado Case is resumed. In the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2016 increased $1.1 million, or 19%, from 2015 primarily due to the additional depreciation expense related to the $4.3 million purchase of water transfer assets from WET and HIIT.

Income (Loss) from operations:

For the year ended December 31, 2016, the Company recognized a loss from operations of $11 million as compared to a loss from operations of $620,000 for 2015. The decline is primarily due to a $10.2 million decline in segment profit attributable to lower revenues and higher depreciation and amortization costs related to our acquisition of assets, offset by lower General and Administrative Costs and lower patent litigation and defense costs.

Interest Expense:

Interest expense increased $652,000, or 54%, to $1.8 million in 2016 compared to $1.1 million in 2015. The increase was due primarily to (i) higher amendment fees and an increase in our effective interest rate of 200 basis points due to amendments to our PNC credit facility, and (ii) a higher average debt balance from the comparable period last year due to the $4.3 million acquisition of water transfer assets in January 2016. These increases were partially offset by a $72,000 reduction in interest expense from last year related to the fair market adjustments on the PNC interest rate swap agreement.

Income Taxes:

Income tax benefit was $3.9 million in 2016, as compared to a tax benefit of $418,000 in 2015. Our effective tax benefit rate was approximately 37% in 2016 compared to an effective tax expense rate of 25% in 2015. The higher effective tax rate during 2016 was primarily due to a lower impact of permanent differences from incentive stock options on our pre-tax loss during 2016 as compared to 2015. Our effective tax benefit in 2016 approximates the federal statutory rate of 35%. The Company’s effective tax rate during 2015 was lower than the federal statutory corporate tax rate of 34% primarily due permanent differences from incentive stock options. See Note 7 Income Taxes in the notes to the accompanying audited consolidated financial statements for further details.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in the Company's industry.

The following table presents a reconciliation of net income to Adjusted EBITDA for years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
EBITDA*
Net Income (Loss)	$(8,551,212)	$(1,261,022)
Add Back (Deduct)
Interest Expense	1,765,957	1,113,544
Provision for income taxes (benefit) expense	(3,937,404)	(418,253)
Depreciation and amortization	6,864,670	5,792,366
EBITDA*	(3,857,989)	5,226,635
Add Back (Deduct)
Stock-based compensation	661,924	617,530
Patent litigation and defense expenses	151,533	536,582
Loss (Gain) on sale and disposal of equipment	(242,244)	8,160
Interest and other income	(44,187)	(62,655)
Adjusted EBITDA	$(3,330,963)	$6,326,252

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined $9.6 million to a negative $3.3 million for the year ended December 31, 2016 as compared to a positive $6.3 million for 2015. This decrease was primarily due to the $10.2 million decline in segment profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2016 and 2015 and (combined with the working capital table and discussion below) is important for understanding our liquidity:

	Years Ended December 31,
	2016	2015

Net cash provided by (used in) operating activities	$(1,996,828)	$12,143,762
Net cash used in investing activities	(4,745,726)	(4,506,183)
Net cash provided by (used in) financing activities	6,558,581	(7,786,900)
Net (Decrease) Increase in Cash and Cash Equivalents	(183,973)	(149,321)

Cash and Cash Equivalents, Beginning of Period	804,737	954,058

Cash and Cash Equivalents, End of Period	$620,764	$804,737

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015

Current Assets	$7,037,068	$9,585,949
Total Assets	42,369,996	46,954,727
Current Liabilities	4,001,098	3,354,122
Total Liabilities	27,954,550	29,067,911
Working Capital (Current Assets net of Current Liabilities)	3,035,970	6,231,827
Stockholders’ equity	14,415,446	17,886,816

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2016, we had approximately $621,000 of cash and cash equivalents and approximately $4.5 million available under our asset based senior revolving credit facility.

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”) which provides for a five-year $30 million senior secured revolving credit facility. The facility allowed the Company to borrow up to 85% of eligible receivables, 85% of the appraised value of trucks and equipment, and up to 90% of the cost of new equipment. The Company had the option to pay variable interest rate based on (a) 1, 2 or 3 month LIBOR plus applicable margin ranging from 2.50% to 3.50% for LIBOR Rate Loans or (b) interest at PNC Base Rate plus applicable margin of 1.00% to 2.00% for Domestic Rate Loans. As a result of the Sixth Amendment entered into in March 2016, the applicable margin on LIBOR Rate Loans increased to 4.50% to 5.00% and the applicable margin on Domestic Rate Loans increased to 3.00% to 4.00%. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% for the $21,250,000 of LIBOR Rate Loans and 6.75% for the $1,930,514 of Domestic Rate Loans.

The PNC credit facility has certain customary financial covenants which have been amended from time to time and consisted of the following as of December 31, 2016, as described below:

(i)

a minimum fixed charge coverage ratio (as defined, not less than 1.25 to 1.00, measured as of the last day of each fiscal quarter based on trailing twelve month information) beginning with the quarter ended March 31, 2017;

(ii)	a minimum monthly availability covenant of $1.0 million starting November 30, 2016.

(iii)	a leverage ratio as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.50:1.00
December 31, 2017	7.00:1.00
March 31, 2018	5.50:1.00
June 30, 2018	5.00:1.00
September 30, 2018	5.00:1.00
December 31, 2018	5.00:1.00
March 31, 2019	3.50:1.00
June 30, 2019 and each fiscal quarter thereafter	3.50:1.00

Effective December 31, 2016, the Company entered into an amendment to the 2014 Credit Agreement that among other things, (i) decrease the borrowing of eligible equipment from 85% to 75% of the appraised net orderly liquidation value of Eligible Existing Equipment and (ii) commencing on March 31, 2017 and measured as of the end of each fiscal quarter end thereafter, the Company will need to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 in respect of each compliance test date. For the purpose of this covenant, the Fixed Charge Coverage Ratio shall be determined on the basis of Adjusted EBITDA for the trailing four-quarter period ended on the applicable quarterly compliance test date. The Fixed Charge Coverage Ratio shall not be measured for the fiscal quarter ended December 31, 2016.

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder posted a letter of credit in the amount of $1.5 million in accordance with the terms of the agreement. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated April 2022 and a stated interest rate of 12%.

The Company intends to continue to use its cash flow and the PNC facility to fund working capital needs and future capital expenditures. The financial covenants outlined above could restrict our ability to secure additional debt financing or access funds under our revolving credit facility.

As of December 31, 2016, the Company had an outstanding loan balance of $23.2 million and approximately $4.5 million available under the revolving credit facility.

Liquidity:

As of December 31, 2016, the Company’s available liquidity was $5.15 million, which was substantially comprised of $4.5 million of availability on the credit facility and $620,000 in cash. The Company continues to borrow from the credit facility to fund working capital requirements. As of March 3, 2017, our liquidity decreased by $545,000 which consisted of credit facility availability of $3.06 million and cash of $542,000.

The Company has incurred substantial losses from years ended December 31, 2016 and 2015 and negative cash from operations in 2016 of $1.9 million. The Company’s current operating plan indicates that it will continue to incur losses from operations.

As noted above, the tenth amendment to the Company’s 2014 Credit Agreement with PNC has modified the maturity date of the loan balance to April 30, 2018. Thus, beginning in May 2017, the entire loan balance (approximately $25.7 million as of March 28, 2017) will be classified as a current liability. The Company is exploring alternatives for other sources of capital and for ongoing liquidity needs to enhance its ability to comply with the financial covenants under its credit agreement and fund obligations. The Company is working to improve its operating performance and its cash, liquidity and financial position. This includes: (i) improving labor and equipment utilization rates; (ii) selling certain assets of the Company; and (iii) exploring new bank relationships.

             However, there can be no assurance that management’s plan to improve the Company’s operating performance and financial position will be successful or that the Company will be able to obtain additional financing or more favorable covenant requirements. As a result, the Company’s ability to pay its obligation and meet its covenant requirement can be adversely affected.

Working Capital:

As of December 31, 2016, the Company had working capital of approximately $3.04 million as compared to $6.23 million at our 2015 fiscal year end. The decrease in working capital was primarily attributable to a decrease in accounts receivable of $2.2 million due to lower frac water heating revenues during the fourth quarter of 2016 as compared to the fourth quarter last year due to warmer weather. Further, working capital decreased as a result of an increase in accounts payable and accrued liabilities of $640,000 due to extending vendor payments.

Cash flow from Operating Activities:

Cash flow from operating activities for the year ended December 31, 2016 decreased $14.1 million to a cash used in operating activities of $2.0 million as compared to cash provided by operating activities of $12.1 million during 2015 primarily due to the $10.7 million increase in pre-tax net loss and changes in working capital associated with lower revenues.

Cash flow Used In Investing Activities:

Cash flow used in investing activities for the fiscal year ended December 31, 2016 was $4.7 million as compared to $4.5 million during the comparable period last year. During 2016, the Company purchased $4.3 million of water transfer assets from WET and HIIT. During 2015, the Company used $4.5 million of cash flow to complete the fabrication of equipment from the 2014 CAPEX program.

Cash flow from Financing Activities:

Cash provided in financing activities for fiscal year ended December 31, 2016 was $6.5 million as compared to cash used in financing activities of $7.8 million for the year ended 2015. During 2016, the Company completed a secondary stock issuance which provided the Company gross proceeds of $5.2 million which was offset by stock issuance costs for net proceeds of $4.4 million. During 2016, the Company made principal payments of $13.9 million to the PNC senior revolving credit facility compared to $24.7 million in 2015.

Outlook:

The current oil and gas environment provides a great opportunity for us to optimize our asset base and increase our cash flow. Our goal is to right size our balance sheet and increase the utilization rate of our assets. In doing this, we believe we can come out of the downturn well positioned and take advantage of the current uptick in oil and gas prices. The Company plans to continue to look for opportunities to expand its business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. The Company will continue to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

The Company’s capital obligations as of December 31, 2016 consists primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank. However, the Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay royalties on certain rental transactions and in order to maintain the exclusivity provision under the agreement, the Company must meet certain annual purchase commitments of approximately $655,000 in 2017 and beyond.

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

Accounts Receivable:

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

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

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2016 or 2015.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2013 through 2015 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2011 to 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

The information required by this Item begins on page 56 of Part III of this report on Form 10-K and is incorporated into this part by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2016 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2016, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2016.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive Information Statement for our 2016 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Information Statement”), is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our Information Statement is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.01	2010 Stock Incentive Plan. (3)
10.02	Employment Agreement between the Company and Rick Kasch. (3)(4)(5)(6)(12)(8)(17)
10.03	Employment Agreement between the Company and Austin Peitz. (8)(14)(17)
10.04	Employment Agreement between the Company and Robert Devers. (8)(17)
10.05	Form of Indemnification Agreement. (11)
10.06	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014. (7)
10.07	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015. (9)
10.08	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (15)
10.09	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.10	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015. (23)
10.11	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015 (10)
10.12	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016 (24)
10.13	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (21)
10.14	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.15	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2016 (18)

10.16	Underwriting agreement to issue and sell to William Blair & Company, LLC an offer and sale in a firm commitment offering of 11,250,000 common stock shares (19)
10.17	2016 Stock Incentive Plan (22)
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (12)
14.2	Related Party Transaction Policy. (12)
14.3	Audit Committee Charter. (12)
14.4	Insider Trading Policy. (17)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.2	Consent from EKS&H LLLP regarding Form S-8. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014, and filed on July 3, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(11)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(12)	Incorporated by reference from Exhibit 10.03 to the Company’s Form 10-K/A for the year ended December 31, 2012 and filed on October 8, 2013.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 29, 2013, and filed on May 31, 2013.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8, 2015, and filed on April 10, 2015.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and filed on May 14, 2015.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2016, and filed on June 27, 2016.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2017, and filed February 7, 2017.
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and filed on August 12, 2016.
(22)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(23)	Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(24)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2017

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Rick D. Kasch

Principal Executive Officer

/s/ Robert J. Devers

Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 31, 2017	Rick D. Kasch	/s/ Rick D. Kasch
Chief Executive Officer (principal executive officer), and Chairman of the Board

March 31, 2017	Robert J. Devers	/s/ Robert J. Devers
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

March 31, 2017	Richard A. Murphy	/s/ Richard A. Murphy
Director

March 31, 2017	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 31, 2017	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 31, 2017	William A. Jolly	/s/ William A. Jolly
Director

March 31, 2017	Christopher Haymons	/s/ Christopher Haymons
Director

ENSERVCO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	56

Financial Statements as of December 31, 2016 and 2015:

Consolidated Balance Sheets	57

Consolidated Statements of Operations	58

Consolidated Statement of Stockholders’ Equity	59

Consolidated Statements of Cash Flows	60

Notes to Consolidated Financial Statements	61-83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enservco Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Enservco Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enservco Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 31, 2017

Denver, Colorado

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$620,764	$804,737
Accounts receivable, net	4,814,276	7,037,419
Prepaid expenses and other current assets	970,802	1,213,049
Inventories	407,379	308,297
Income tax receivable	223,847	222,447
Total current assets	7,037,068	9,585,949

Property and Equipment, net	34,617,961	36,494,661
Other Assets	714,967	874,117

TOTAL ASSETS	$42,369,996	$46,954,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,682,599	$3,039,859
Current portion of long-term debt	318,499	314,263
Total current liabilities	4,001,098	3,354,122

Long-Term Liabilities
Senior revolving credit facility	23,180,514	20,706,241
Long-term debt, less current portion	304,373	590,505
Deferred income taxes, net	468,565	4,417,043
Total long-term liabilities	23,953,452	25,713,789
Total liabilities	27,954,550	29,067,911

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 51,171,260 and 38,230,729 shares issued, respectively; 103,600 shares of treasury stock; and 51,067,660 and 38,127,129 shares outstanding, respectively	255,337	190,634
Additional paid-in-capital	18,867,702	13,852,563
Accumulated (deficit) earnings	(4,707,593)	3,843,619
Total stockholders’ equity	14,415,446	17,886,816

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,369,996	$46,954,727

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

Revenues
Well enhancement services	$17,864,121	$32,828,068
Water transfer services	184,310	-
Water hauling services	3,837,844	5,874,792
Construction services	2,712,762	-
Other	9,416	75,000
Total revenues	24,608,453	38,777,860

Expenses
Well enhancement services	15,654,162	22,101,958
Water transfer services	1,628,688	-
Water hauling services	3,797,644	5,932,372
Construction services	2,992,104	-
Functional support	748,948	774,269
General and administrative expenses	3,779,794	4,260,539
Patent litigation and defense costs	151,533	536,582
Depreciation and amortization	6,864,670	5,792,366
Total operating expenses	35,617,543	39,398,086

Loss from operations	(11,009,090)	(620,226)

Other income (expense)
Interest expense	(1,765,957)	(1,113,544)
Gain (loss) on disposal of equipment	242,244	(8,160)
Other income	44,187	62,655
Total other expense	(1,479,526)	(1,059,049)

Loss before tax benefit	(12,488,616)	(1,679,275)
Income tax benefit	3,937,404	418,253
Net loss	$(8,551,212)	$(1,261,022)

Loss per common share – basic	$(0.22)	$(0.03)

Loss per common share – diluted	$(0.22)	$(0.03)

Basic weighted average number of common shares outstanding	38,978,396	37,835,637
Add: dilutive shares assuming exercise of options and warrants	-	-
Diluted weighted average number of common shares outstanding	38,978,396	37,835,637

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2015	37,056,215	$185,282	$12,751,389	$5,104,641	$18,041,312

Exercise of warrants	100,000	500	76,600	-	77,100
Exercise of stock options	404,667	2,023	196,262	-	198,285
Cashless exercise of stock options	550,276	2,751	(2,751)	-	-
Stock-based compensation	-	-	617,530	-	617,530
Stock issued for services	15,971	78	10,302	-	10,380
Tax benefits related to exercise of options and warrants	-	-	203,231	-	203,231
Net loss	-	-	-	(1,261,022)	(1,261,022)

Balance at December 31, 2015	38,127,129	$190,634	$13,852,563	$3,843,619	$17,886,816

Stock issued in secondary offering	12,937,500	64,687	4,351,517	-	4,416,204
Stock issued for services	3,031	16	1,698	-	1,714
Stock-based compensation	-	-	661,924	-	661,924
Net loss	-	-	-	(8,551,212)	(8,551,212)

Balance at December 31, 2016	51,067,660	$255,337	$18,867,702	$(4,707,593)	$14,415,446

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(8,551,212)	$(1,261,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,864,670	5,792,366
(Gain) loss on disposal of equipment	(242,244)	8,160
Deferred income taxes	(3,937,404)	(440,583)
Stock-based compensation	661,924	617,530
Stock issued for services	1,714	10,380
Amortization of debt issuance costs	152,724	125,404
Provision for bad debt expense	156,975	135,434
Changes in operating assets and liabilities
Accounts receivable	2,066,168	7,507,005
Inventories	(99,082)	81,784
Prepaid expenses and other current assets	261,349	352,618
Income taxes receivable	(1,400)	1,553,588
Other assets	26,250	93,402
Accounts payable and accrued liabilities	642,740	(2,432,304)
Net cash provided by (used in) operating activities	(1,996,828)	12,143,762

INVESTING ACTIVITIES
Purchases of property and equipment	(5,165,015)	(4,533,352)
Proceeds from insurance claim	280,660	-
Proceeds from disposal of equipment	138,629	27,169
Net cash used in investing activities	(4,745,726)	(4,506,183)

FINANCING ACTIVITIES
Gross proceeds from stock issuance	5,175,000	-
Stock issuance costs and registration fees	(758,796)	-
Proceeds from revolving credit facility	16,367,049	16,767,204
Payments related to revolving credit facility	(13,892,776)	(24,695,000)
Repayment on long-term debt	(281,896)	(237,720)
Payment of debt issuance costs for credit facility	(50,000)	(100,000)
Proceeds from exercise of warrants	-	77,100
Proceeds from exercise of stock options	-	198,285
Excess tax benefits from exercise of options and warrants	-	203,231
Net cash provided by (used in) financing activities	6,558,581	(7,786,900)

Net decrease in Cash and Cash Equivalents	(183,973)	(149,321)

Cash and Cash Equivalents, beginning of period	804,737	954,058

Cash and Cash Equivalents, end of period	$620,764	$804,737

Supplemental cash flow information:
Cash paid for interest	$1,677,077	$814,013
Cash paid (refund) for income taxes	$14,474	$(1,742,057)
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Cashless exercise of stock options and warrants	$-	$2,751

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provide various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); water transfer and water treatment services (Water Transfer Services); water hauling, fluid disposal, frac tank rental (water hauling services); and dirt hauling and other general oilfield services (construction services).

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), Trinidad Housing LLC, HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2016 and 2015 and the results of operations for the years then ended.

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

On November 24, 2015, Heat Waves Water Management LLC (“HWWM”) was organized under Colorado law as a wholly owned subsidiary of Enservco for the purpose of launching a new water management division. Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (“WET”) and HII Technologies, Inc. and its affiliates (“HIIT”) for approximately $4.3 million. As part of the HIIT transaction, HWWM also acquired a license for a new water treatment technology utilized in devices sold under the name of HydroFLOW for the oil and gas industry. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM provides water transfer services and water treatment services to the onshore oil and natural gas sector.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)~~.~~ All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 – Liquidity and Managements’ Plans

As of December 31, 2016, the Company’s available liquidity was $5.15 million, which was substantially comprised of $4.5 million of availability on the credit facility and $620,000 in cash. The Company continues to borrow from the credit facility to fund working capital needs and to shore-up operating losses. As of March 3, 2017, our liquidity decreased by $545,000 which consisted of credit facility availability of $3.06 million and cash of $542,000.

The Company has incurred substantial losses from years ended December 31, 2016 and 2015 and negative cash from operations in 2016 of $1.9 million. The Company’s current operating plan indicates that it will continue to incur losses from operations

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated on or about April 15, 2022 with a stated interest rate of 12% per annum.

As a result of moving the maturity date to April 30, 2018, the entire loan balance (approximately $25.7 million as of March 28, 2017) will be classified as a current liability beginning in May 2017. The Company is exploring alternatives for other sources of capital to reduce or replace the PNC credit facility and fund obligations. The Company is working to improve its operating performance and its cash, liquidity and financial position. This includes: (i) improving labor and equipment utilization rates; (ii) selling certain assets of the Company; and (iii) exploring additional bank relationships.

However, there can be no assurance that management’s plan to improve the Company’s operating performance and financial position will be successful or that the Company will be able to obtain additional financing or more favorable covenant requirements. As a result, the Company’s ability to pay its obligation and meet its covenant requirement can be adversely affected.

Note 3 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Enservco maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2016 and December 31, 2015, the Company had an allowance for doubtful accounts of $34,371 and $158,800. For the years ended December 31, 2016 and 2015, the Company recorded bad debt expense (net of recoveries) of $156,978 and $135,434, respectively.

Concentrations

As of December 31, 2016, three customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 14%, 14% and 11%, respectively. Revenues from these three customers represented 14%, 11% and 12% of total revenues, respectively, for the year ended December 31, 2016.

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

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method (FIFO). The company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2016 and 2015, the Company did not recognize any write-downs or write-offs of inventory.

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

Any difference between net book value of the property and equipment and the proceeds of an assets’ sale or settlement of an insurance claim is recorded as a gain or loss in the Company’s earnings.

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as operating leases. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As of December 31, 2016 and 2015, the Company had deferred rent expense of $92,000 and $17,000, respectively.

The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. During the years ended December 31, 2016 and 2015, the Company recognized amortization for leasehold improvements of $26,000 and $7,000.

The Company has leased trucks and equipment in the normal course of business, which were recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. In October 2015, the Company exercised the purchase option on three frac heaters. There are no significant equipment leases outstanding as of December 31, 2016 and 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2016 or 2015.

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

As of December 31, 2016 and 2015, there were outstanding stock options and warrants to acquire an aggregate of 4,391,169 and 3,635,169 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the years ended December 31, 2016 and 2015, the Company incurred losses of $8,551,000 and $1,261,000, respectively. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the years ended December 31, 2016 and 2015.

Derivative Instruments

The Company has fair value swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments is reflected as assets or liabilities on the balance sheets. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments for the years ended December 31, 2016 and 2015, for trading purposes.

The Company has designated its interest rate swap agreement with PNC as a fair value hedge. As such, changes in the fair value of the interest rate swap agreement are recorded in earnings.

Income Taxes

The Company recognizes deferred tax liabilities and assets (Note 7) based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as a net current or non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes.  A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date.  The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2012 through 2016 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2012 to 2016.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. During the year ended December 31, 2016, the Company did not change any of its valuation techniques. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent contractors, officers, and directors. The expected term of the options is based upon evaluation of historical and expected exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

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

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement using the effective interest method. These deferred costs are classified on the balance sheet as a direct deduction from the carrying amount of the related debt liability. All other costs not associated with the execution of the loan agreements or modification of the loan are expensed as incurred.

Revenue Recognition

The Company recognizes revenue when evidence of an arrangement exists, the fee is fixed or determinable, services are provided and collection is reasonably assured.

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock based compensation expense, income tax provision, the valuation of deferred taxes, and the valuation of the Company’s interest rate swap. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015 the FASB agreed to defer the effective date by one year, the new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15)”, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect of ASU 2016-15 on its consolidated financial statements.

Recently Adopted

Effective January 1, 2016, the Company adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU was effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations, or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard requires an entity's management to evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply the standard for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. The adoption of this guidance did not impact the Company’s consolidated financial position, results of operations, or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, effective for annual and interim periods beginning after December 15, 2016. ASU 2015-11 changes the inventory measurement principle for entities using the first-in, first out (FIFO) or average cost methods. For entities utilizing one of these methods, the inventory measurement principle will change from lower of cost or market to the lower of cost and net realizable value. The adoption of this guidance is did not impact the Company’s consolidated financial statements.

Note 4 - Property and Equipment

Property and equipment consists of the following at:

	December 31,	December 31,
	2016	2015

Trucks and vehicles	$54,266,600	$54,153,487
Water transfer equipment	4,520,155	176,412
Other equipment	2,898,457	3,158,758
Buildings and improvements	3,983,897	3,752,841
Land	784,636	873,428
Disposal wells	391,003	391,003
Total property and equipment	66,844,748	62,505,929
Accumulated depreciation	(32,226,787)	(26,011,268)
Property and equipment – net	$34,617,961	$36,494,661

In January 2016, the Company acquired various water transfer assets from WET and HIIT for approximately $4.3 million and accounted for the transactions as an asset acquisitions.

Depreciation expense on property and equipment for the years ended December 31, 2016 and 2015 totaled $6,864,670 and $5,792,366, respectively.

During the year ended December 31, 2016, the Company sold, disposed, and retired assets with a cost of $826,000, accumulated depreciation of $649,000, respectively. The Company received proceeds of $419,000 from both buyers of the equipment and insurance companies from claims. The Company and a recognized a gain of $242,244.

Note 5 – PNC Credit Facility

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provides for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and up to 75% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 4.50% to 5.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 3.00% to 4.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The outstanding principal loan balance matures on April 30, 2018.

Effective February 27, 2015, the Company entered into a Consent and First Amendment (the “First Amendment”) with respect to the 2014 Credit Agreement. The First Amendment, among other things, (i) modified certain financial covenants, and (ii) consented to a $100,000 principal prepayment by the Company to a third party bank. Effective March 29, 2015, the Company entered into a second amendment to the 2014 Credit Agreement with PNC to increase the Company’s leverage ratio, as defined from 2.75 to 1 to 3.50 to 1 and to exclude certain capital expenditures from the calculation of the fixed charge ratio. In July and October 2015, the Company entered into a third and fourth amendment, respectively, to the 2014 Credit Agreement with PNC.  The amendments were made to administrative terms of the agreement and did not modify any terms of the financial covenants. Effective December 31, 2015, the Company entered into a fifth amendment to the 2014 Credit Agreement. The fifth amendment, among other things, (i) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 25 basis points (ii) adjusted the Company’s leverage ratio, as defined, to 4.25 to 1.00 as of December 31, 2015, 4.50 to 1.00 as of March 31, 2016, and 3.50 to 1.00 as of June 30, 2016 and each quarter thereafter, and (iii) limited capital expenditures, as defined to an aggregate amount of $7,800,000 during the period commencing October 1, 2015 through June 30, 2016.

On March 29, 2016, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the 2014 Credit Agreement. The Sixth Amendment, among other things, (i) reduced the revolving line of credit commitment from $40 million back to its original $30 million, (ii) reset the fixed charge coverage ratio to build to a trailing four quarters beginning with the quarter ended December 31, 2015, (iii) added a new covenant which established a minimum monthly availability requirement for the period of March 2016 through March 2017 ranging from $1.5 million to $8.0 million, (iv) converted the leverage and fixed charge coverage ratios to springing covenants which would only be triggered upon failure to meet the new availability covenant until it expires in March 2017; thereafter they will be individually tested quarterly, (v) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans by 175 basis points, and (vi) reinstated a full cash dominion requirement.

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

On October 4, 2016, the Company entered into an Eighth Amendment to the 2014 Credit Agreement that among other things; (i) reset the minimum monthly availability covenant to $500,000 from September 1, 2016 through November 30, 2016 and $1 million thereafter; and (ii) reset the leverage ratio for each quarterly period as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50	:	1.00
June 30, 2017	4.50	:	1.00
September 30, 2017	4.50	:	1.00
December 31, 2017	7.00	:	1.00
March 31, 2018	5.50	:	1.00
June 30, 2018	5.00	:	1.00
September 30, 2018	5.00	:	1.00
December 31, 2018	5.00	:	1.00
March 31, 2019	3.50	:	1.00
June 30, 2019 and each fiscal quarter thereafter	3.50	:	1.00

On December 31, 2016, the Company entered into a Ninth Amendment to the 2014 Credit Agreement that among other things, (i) decrease the borrowing of eligible equipment from 85% to 75% of the appraised net orderly liquidation value of Eligible Existing Equipment and (ii) commencing on March 31, 2017 and measured as of the end of each fiscal quarter end thereafter, the Company will need to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 in respect of each compliance test date. For the purpose of this covenant, the Fixed Charge Coverage Ratio shall be determined on the basis of Adjusted EBITDA for the trailing four-quarter period ended on the applicable quarterly compliance test date. The Fixed Charge Coverage Ratio shall not be measured for the fiscal quarter ended December 31, 2016.

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated on or about April 15, 2022 with a stated interest rate of 12% per annum.

As of December 31, 2016, the Company had an outstanding principal loan balance of $23,180,514. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% for the $21,250,000 of outstanding LIBOR Rate Loans and 6.75% for the $1,930,514 of outstanding Domestic Rate Loans. As of December 31, 2016, approximately $4.5 million was available under the revolving credit agreement. As of December 31, 2016, the Company was in compliance with its covenants.

As of December 31, 2015, the Company had an outstanding principal loan balance of $20,706,241. The interest rate at December 31, 2015 ranged from 2.92% to 3.01% for the $20,250,000 of outstanding LIBOR Rate Loans and 4.25% for the $456,241 of outstanding Domestic Rate Loans. As of December 31, 2015, approximately $9.9 million was available under the revolving credit agreement.

Debt Issuance Costs

The Company has capitalized certain debt issuance costs incurred in connection with the PNC senior revolving credit facility discussed above and these costs are being amortized to interest expense over the term of the credit facility using the effective interest method. As of December 31, 2016 and 2015, $170,746 and $140,570, respectively of unamortized debt issuance costs were included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet. The remaining long-term portion of debt issuance costs of $259,400 and $392,300 is included in Other Assets in the accompanying consolidated balance sheet for December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, the Company amortized $152,724 and $125,404 of these costs to Interest Expense.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC which the Company designated as a fair value hedge against the variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement include an initial notional amount of $10 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The Company engaged a valuation expert firm to complete the value of the swap utilizing an income approach from a discounted cash flow model. The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of December 31, 2016 and 2015, the discount rate was 13.40% and 5.80%, respectively.

During the years ended December 31, 2016 and 2015, the fair market value of the swap instrument decreased by $72,000 and resulted in a decrease to the liability and a reduction in interest expense. During the year ended December 31, 2015, the fair market value of the swap increased by $163,000 and resulted in an increase in the liability and additional interest expense. The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of December 31, 2016 and 2015, the interest rate swap liability was $91,000 and $163,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following at years December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$355,033	$536,038

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in monthly installments of $3,000 per agreement with the IRS.	170,000	206,000

Mortgages payable to banks, interest ranging from 5.9% to 7.25%, due in monthly principal and interest payments of $6,105, secured by land. Remaining principal balances were paid in February 2017.	97,839	162,730
Total	622,872	904,768
Less current portion	(318,499)	(314,263)
Long-term debt, net of current portion	$304,373	$590,505

Aggregate maturities of debt, excluding the 2014 Credit Agreement described in Note 4, are as follows:

Years Ended December 31,
2017	$318,499
2018	52,391
2019	54,418
2020	56,503
2021	58,709
Thereafter	82,352
Total	$622,872

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2016
Derivative Instrument
Interest rate swap	$-	$91,000	$-	$91,000

December 31, 2015
Derivative Instrument
Interest rate swap	$-	$163,000	$-	$163,000

Interest Rate Swap

The interest rate swap as of December 31, 2016 and 2015 consists of a liability of $91,000 and $163,000, respectively (classified within Accounts payable and accrued liabilities).

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

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. As of December 31, 2016 and 2015, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreement is carried at cost which is approximately the fair value of the debt as the related interest rate are at the terms approximates rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2016 and 2015.

Note 8 – Income Taxes

The income tax provision (benefit) from operations consists of the following:

	December 31,
	2016	2015
Current
Federal	$-	$(18,817)
State	-	-
Total Current	-	(18,817)
Deferred
Federal	(3,576,728)	(361,830)
State	(360,676)	(37,606)
Total Deferred	(3,937,404)	(399,436)
Total Income Tax Provision	$(3,937,404)	$(418,253)

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 34% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015

Computed income taxes at 34%	$(4,229,129)	$(570,954)

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	(373,158)	(50,378)
Change in valuation allowance	389,672	-
Stock-based compensation	262,136	137,296
Other	13,075	65,783

Provision (benefit) for income taxes	$(3,937,404)	$(418,253)

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2016 and 2015, the Company does not have an unrecognized tax liability.

The Company has approximately $15.7 million of net operating losses that will begin to expire in the year 2036.

The components of deferred income taxes for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Deferred tax assets
Reserves and accruals	$239,216	$237,411
Amortization	99,646	136,673
Capital losses and other	870	-
Non-qualified stock option expense	389,672	406,896
Tax credits	113,000	113,000
Loss Carryforwards	5,949,635	2,003,303
Total deferred tax assets	6,792,039	2,897,283
Valuation allowance	(389,672)	-
Net deferred tax assets	6,402,367	2,897,283

Deferred tax liabilities		-
Depreciation	(6,870,932)	(7,314,326)
Total deferred tax liabilities	(6,870,932)	(7,314,326)

Net deferred tax assets (liabilities)	$(468,565)	$(4,417,043)

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2016, the Company had gross deferred tax assets of $6.8 million. These deferred tax assets reflect the expected future tax benefits to be realized upon reversal of deductible temporary differences, and the utilization of net operating loss and tax credit carryforwards.

As of December 31, 2016, the Company recorded a valuation allowance of $0.4 million related to non-qualified stock option expense. As of December 31, 2015, the Company did not record any valuation allowance.

While management believes that the deferred tax assets, net of existing valuation allowances will be utilized in future periods, there are inherent uncertainties regarding the ultimate realization of these assets. It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the fiscal year ended December 31, 2016. Interest and penalties of $3,740 were recognized in the statement of operations for the fiscal year ended December 31, 2015.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio and Pennsylvania. The Company’s United States federal income tax filings for tax years 2013 through 2016 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2012 to 2016.

Note 9 – Stockholders Equity

Secondary Stock Offering

On December 2, 2016, the Company entered into an underwriting agreement for the offer and sale in a firm commitment offering of 11,250,000 shares of the Company’s common stock, $0.005 par value per share, at a public offering price of $0.40 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to 1,687,500 additional shares of Common Stock (the “Additional Shares” and, together with the Initial Shares, the “Shares”) at the public offering price. On December 5, 2016, the Underwriter exercised in full its option to purchase the Additional Shares. The Company collected gross proceeds of $5,175,000 which was offset by offering costs of $758,795, for net proceeds of $4,416,204. The offering costs were recorded as an offset in additional paid in capital. The Company used the net proceeds to repay outstanding indebtedness under its revolving credit facility thereby increasing its liquidity for general corporate purposes, working capital, acquisitions and/or capital expenditures.

Stock Issued for Services

During fiscal years ended December 2016 and 2015, the Company issued 3,031 and 15,971 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the years ended December 31, 2016 and 2015, the Company recorded $1,714 and $10,380 of consulting expense for these services as non-cash compensation in the accompanying consolidated statement of operations.

Warrants

A summary of warrant activity for the years ended December 31, 2016 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2015	250,001	$0.64	2.3	$242,901
Issued for Services	-	-
Exercised	(100,000)	0.77
Forfeited/Cancelled	-
Outstanding at December 31, 2015	150,001	$0.55	1.9	$-
Issued for Services	30,000	0.70
Exercised	-	-
Forfeited/Cancelled	-
Outstanding at December 31, 2016	180,001	$0.57	1.51	$1,500

Exercisable at December 31, 2016	165,001	$0.55	1.2	$1,500

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of December 31, 2016, 150,001 of these warrants remain outstanding and exercisable.

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants were issued at an initial exercise price of $0.70 per share, subject to further adjustment based on a volume weighted average price (“VWAP”) for the 10 days prior to the issuance date of the warrants. There were no adjustments made to the exercise price at date of issuance. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017, provided the principal of the investor relations firm remains a consultant of the Company at time of vesting. During the year ended December 31, 2016, the Company expensed $5,300 for the warrants and will expense an addition $5,300 over each service month until July 1, 2017.

During the year ended December 31, 2015, warrants to acquire 100,000 shares were exercised for cash payments totaling $77,100. The warrants exercised had a total intrinsic value of $102,000 at the time of exercise. No warrants were issued during the year ended December 31, 2015.

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2016, there were options to purchase 2,251,168 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of December 31, 2016, there were options to purchase 1,960,000 shares outstanding under the 2016 Plan.

            A summary of the range of assumptions used to value stock options granted for the years ended December, 2016 and 2015 are as follows:

	For the Years Ended December 31,
	2016			2015

Expected volatility	81	-	104%	107	-	109%
Risk-free interest rate	0.57	–	1.02%	0.75	–	0.86%
Dividend yield		-			-
Expected term (in years)	1.0	–	3.5	3.3	–	3.5

During the year ended December 31, 2016, the Company granted options to acquire 3,525,000 shares of common stock with a weighted-average grant-date fair value of $0.28 per share. During the year ended December 31, 2016, no options were exercised. As of December 31, 2016 the outstanding options have an intrinsic value of $46,233 as of December 31, 2016.

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

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	3,500,168	$0.90	2.02	$2,785,893
Granted	1,123,500	1.75
Exercised	(1,125,000)	0.48
Forfeited or Expired	(13,500)	2.06

Outstanding at December 31, 2015	3,485,168	$1.31	2.53	$63,067
Granted	3,525,000	0.78
Exercised	-	-
Forfeited or Expired	(2,799,000)	0.96
Outstanding at December 31, 2016	4,211,168	$1.09	2.85	$46,233
Vested or Expected to Vest at December 31, 2016	2,551,334	$1.09	2.21	$26,333
Exercisable at December 31, 2016	2,551,334	$1.09	2.21	$26,333

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2016.

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

During the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation costs for stock options of $661,924 and $617,529, respectively in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested at January 1, 2015	498,504	$1.05
Granted	1,123,500	1.19
Vested	(287,835)	0.83
Forfeited	(10,500)	1.48
Non-vested at December 31, 2015	1,323,669	$1.22
Granted	3,525,000	0.28
Vested	(1,934,835)	0.49
Forfeited	(1,254,000)	0.56
Non-vested at December 31, 2016	1,659,834	$0.58

As of December 31, 2016 there was $679,881 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.61 years.

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

On July 18, 2016, the Board of Directors unanimously approved the adoption of the 2016 Plan, which after stockholder approval thereof, replaced the 2010 Plan. Further, the Company entered into rescission letter agreements with the various executive officers and directors whereby each such officer/director agreed to forfeit their Excess Shares. The Company agreed to grant the New Options pursuant to new stock option agreements that provide for vesting on substantially the same schedule as the Excess Shares would have vested but could not have been exercised prior to stockholder approval of the 2016 Plan on September 29, 2016. The exercise price of the New Options is the greater of the original exercise price of the Excess Shares or the closing market price on July 7, 2016, the date the Special Committee approved the New Options. Under the letter agreements, the termination date of each New Option is the termination date of the rescinded option, except that if the termination date of the rescinded option is prior to the two-year anniversary of the date of the letter agreement, then the termination date of the New Option is extended six months past the termination date of the rescinded option. Further, the Company agreed to submit the 2016 Plan to the stockholders of the Company for approval and on September 29, 2016, the stockholders approved the 2016 Plan. The re-priced options did not have any change in the non-cash compensation recognize during the period, since the re-priced fair-value was not in excess of the original fair value.

In November 2016, the Special Committee reached a settlement with the attorney and stockholder that sent the initial demand letter and agreed to pay an immaterial amount in settlement of the matter above.

Note 11 – Commitments and Contingencies

Operating Leases

As of December 31, 2016, the Company leases facilities under lease commitments that expire through June 2022. All of these facility leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows:

Year Ended December 31,
2017	$684,642
2018	589,518
2019	569,194
2020	509,870
2021	313,046
Thereafter	138,442
Total	$2,804,712

Rent expense under operating leases for the years ended December 31, 2016 and 2015 were $788,718 and $828,098, respectively.

HydroFLOW Agreement

             Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During 2016, the Company purchased $155,000 of equipment and ordered $280,000 of equipment to meet its 2016 purchase commitment for exclusivity. During the year ended December 31, 2016, the Company did not accrue or pay any royalties to HydroFLOW.

Equipment Purchase Commitments

As of December 31, 2016 and 2015, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, the Company elected to become self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company has accrued a liability of approximately $22,700 and $39,500 for the years ended December 31, 2016 and 2015, respectively, for insurance claims that it anticipates paying in the future related to incidents that occurred during the years ended December 31, 2016 and 2015.

Litigation

Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

In the event that HOTF’s appeal is successful and the ‘993 Patent is found to be valid and/or enforceable in the North Dakota Case, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for enhanced damages/attorneys’ fees (both of which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 12- Segment Reporting

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, Water Hauling Services, and Construction Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments.

Well Enhancement Services: This segment utilizes a fleet of frac water heating units, hot oil trucks and acidizing units to provide well enhancement and completion services to the domestic oil and gas industry. These services include frac water heating, hot oil services, pressure testing, and acidizing services.

Water Transfer Services: This segment utilizes a high and low volume pumps, lay flat hose, aluminum pipe and manifolds and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. Also included in this segment are water treatment services whereby the Company uses patented hydropath technology under a sales agreement with HydroFLOW USA to remove bacteria and scale from water.

Water Hauling Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton Field.

Construction Services: This segment utilizes a fleet of trucks and equipment to provide excavation grading, and dirt hauling services to the oil and gas and construction industry. In 2016, the Company started utilizing these assets to provide dirt hauling services to a general contractor in Colorado.

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following table sets forth certain financial information with respect to Enservco’s reportable segments:

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Year Ended December 31, 2016:
Revenues	$17,864,121	$184,310	$3,837,844	$2,712,762	$9,416	$24,608,453
Cost of Revenue	15,654,162	1,628,688	3,797,644	2,992,104	748,948	24,821,546
Segment Profit	$2,209,959	$(1,444,378)	$40,200	$(279,342)	$(739,532)	$(213,093)

Depreciation and Amortization	$4,931,878	$1,145,747	$668,894	$-	$118,151	$6,864,670

Capital Expenditures (Excluding Acquisitions)	$759,437	$195,868	$45,502	$-	$16,330	$1,017,137

Identifiable assets(1)	$33,827,222	$3,515,779	$2,048,042	$599,504	$304,636	$40,295,183

Year Ended December 31, 2015:
Revenues	$32,828,068	$-	$5,874,792	$-	$75,000	$38,777,860
Cost of Revenue	22,101,958	-	5,932,372	-	774,269	28,808,599
Segment Profit	$10,726,110	$-	$(57,580)	$-	$(699,269)	$9,969,261

Depreciation and Amortization	$5,116,501	$-	$641,860	$-	$34,005	$5,792,366

Capital Expenditures (Excluding Acquisitions)	$4,172,231	$-	$-	$-	$32,095	$4,204,326

Identifiable assets(1)	$40,915,178	$176,412	$2,902,886	$-	$327,718	$44,322,194

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations:

	December 31,	December 31,
	2016	2015

Segment profit (loss)	$(213,093)	$9,969,261
General and administrative expense	(3,779,794)	(4,260,539)
Patent litigation defense costs	(151,533)	(536,582)
Depreciation and amortization	(6,864,670)	(5,792,366)
Loss from Operations	$(11,009,090)	$(620,226)