Form 10-K/A
period 2016-12-31
Enservco Corp
filed 2017-05-02
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Enservco Corporation’s (the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

We have also included as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors.

The following table sets forth certain information as of March 31, 2017, regarding our directors.

Name	Director Since	Age	Position
Keith J. Behrens	June 2014	51	Director
Christopher D. Haymons	January 2017	46	Director
Robert S. Herlin	January 2015	62	Director
William A. Jolly	January 2015	63	Director
Rick D. Kasch	July 2012	67	Chief Executive Officer, President and Director
Richard A. Murphy	January 2016	47	Director, Chairman of the Board

Keith J. Behrens. Mr. Behrens was appointed to the Company’s Board of Directors on June 20, 2014. Mr. Behrens joined Stephens, Inc. in May 2009 as a Managing Director. Prior to joining Stephens, Inc. Mr. Behrens was a Co-Founder and a Managing Partner of Energy Capital Solutions. Mr. Behrens has over 24 years of investment banking experience with major investment banking firms including Bear Stearns and Wasserstein Perella. He has focused most of his career in covering primarily exploration and production companies as well as other energy-related companies. Mr. Behrens has generated and led the execution of various M&A, public & private equity and senior & mezzanine debt transactions representing 150 transactions and approximately $30 billion in transaction volume. In addition to his extensive transaction experience, Mr. Behrens served as Chairman of the IPAA’s 2013 Private Capital Conference and is active in several energy industry organizations. He was formerly on the Advisory Council for the Energy Management and Innovation Center at the University of Texas at Austin McCombs School of Business. Mr. Behrens received his BBA and MBA from the University of Texas at Austin. Mr. Behrens is not on the board of directors of any other company with its securities registered under the Securities Exchange Act of 1934.

Christopher D. Haymons. Mr. Haymons was appointed to the Company's Board of Directors on January 27, 2017. Mr. Haymons is co-founder and Partner of Industria Partners, LLC, a strategic advisory and merchant banking firm focused on providing capital, restructuring, and M&A services to energy and industrial companies. Prior to co-founding Industria, Mr. Haymons was a Partner at St. Charles Capital, LLC, where he played a senior leadership role as the founder and managing director of the Energy Services & Technology Group, until St. Charles Capital, LLC was acquired by KPMG LLP in 2014. Previously, he was senior managing director, head of Investment Banking and head of the Industrials Group for Headwaters MB. He began his career with Dain Bosworth and Green Manning & Bunch. Mr. Haymons brings to Enservco 25 years of experience in investment banking, corporate finance, M&A, and merchant banking transactions. He is a graduate of The Colorado College. Mr. Haymons also serves on the Board of Trustees of the Colorado Children's Chorale, a professional performing arts organization for children.

Robert S. Herlin. Mr. Herlin was appointed to the Company’s Board of Directors on January 15, 2015. Mr. Herlin is also Executive Chairman of Evolution Petroleum Corporation, Houston, Texas. He has served as a director of Evolution Petroleum since its inception in 2003, was elected Chairman of its Board of Directors in 2009 and served as Chief Executive Officer from inception through 2015. Evolution Petroleum’s common stock is registered under the Securities Exchange Act of 1934. Mr. Herlin also serves on the Board of Directors of Well Lift Inc., a private company that was spun off from Evolution Petroleum and is the owner and marketer of the GARP artificial lift technology. Mr. Herlin is also President of AVL Resources, LLC, a private energy company. Mr. Herlin has 30 years of experience in engineering, energy transactions, operations and finance with small independents, larger independents and major integrated oil companies. Since 2003 until early 2010, Mr. Herlin also served as a non-active Partner with Tatum CFO, a financial advisory firm that provides executive officers on a part-time or full-time basis to clients. From 2001 to 2003, Mr. Herlin served as Senior Vice President and Chief Financial Officer of Intercontinental Towers Corporation, an international wireless infrastructure venture. Mr. Herlin also served on the Board of Directors of Boots and Coots, Inc., an oil field services company, from 2003 until its sale to Halliburton Company in September 2010. Prior to 2001, Mr. Herlin served in various officer capacities for upstream and downstream oil and gas companies, both private and public. Mr. Herlin served on the Engineering Advisory Board for the Brown School of Engineering at Rice University from 2013 to 2016. Mr. Herlin graduated with honors from Rice University with B.S. and M.E. degrees in chemical engineering and earned an MBA from Harvard University.

William A. Jolly. Mr. Jolly was appointed to the Company’s Board of Directors on January 15, 2015. Mr. Jolly is a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focuses on providing innovative banking solutions for small cap companies. Mr. Jolly spent over 15 years with Procter & Gamble managing brands and subsidiaries in the U.S. and throughout Asia. Mr. Jolly then became Vice President for the Consumer Division of Scott Paper in Asia Pacific until it was acquired by Kimberly Clark. Mr. Jolly serves on the advisory board of ZetrOZ Systems, which develops non-invasive medical devices to accelerate tissue healing and relieve pain. Mr. Jolly currently is not currently serving on the board of any company with shares registered under the Securities Exchange Act of 1934. Mr. Jolly received his undergraduate degree from Duke University and his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Rick D. Kasch.      Mr. Kasch was appointed to the Company’s Board of Directors on July 25, 2012 and has served as Chairman of the Board of Directors since December 2, 2014. Mr. Kasch was appointed as the Company’s Chief Executive Officer on April 16, 2014 and has served as President since April 2013. Between July 2012 and April 2013, Mr. Kasch served as Chief Financial Officer of the Company. Mr. Kasch served as the principal financial officer of Enservco Corporation’s predecessor (Enservco LLC) since its inception in May 2007. Mr. Kasch served as the principal financial officer, Secretary and Treasurer of Dillco Fluid Services, Inc. from December 2007 until June 2014, and currently serves as its President and Chief Executive Officer. Further, he has served as a manager and the principal financial officer for Heat Waves Hot Oil Service LLC since March 2006, and currently serves as the President. Additionally, Mr. Kasch has served as President or Chief Financial Officer for various other companies, including software development, hospitality, and internet-based companies. Mr. Kasch served on the board of directors of Pyramid Oil Company, a publicly held corporation traded on the NYSE MKT, until his resignation on September 10, 2014 in connection with its merger and name change to Yuma Energy, Inc. Mr. Kasch is not on the board of directors of any other company with its securities registered under the Securities Exchange Act of 1934. Mr. Kasch received a BBA - Accounting degree from the University of South Dakota. Mr. Kasch is a certified public accountant, but does not hold an active license.

Richard A. Murphy. Mr. Murphy was appointed to the Company’s Board of Directors on January 19, 2016. Mr. Murphy currently serves as the managing member of Cross River Capital Management, LLC the general partner of Cross River Partners, L.P., currently the largest stockholder of the Company. Mr. Murphy founded Cross River Partners, L.P. in April of 2002. Cross River Partners, L.P. invests in micro-cap and small-cap companies with market capitalizations up to $1.5 billion at the time of initial investment. Mr. Murphy’s primary responsibility as managing member is investment research, analysis of investment opportunities, and coordinating final investment decisions for Cross River Partners, L.P. Prior to founding Cross River Partners, L.P., Mr. Murphy was an analyst and asset portfolio manager with SunAmerica Asset Management, LLC from 1998 to 2002. Mr. Murphy also worked as an associate investment banker at ING Barings in its food and agricultural division in 1998 and he worked at Chase Manhattan Bank from 1992 to 1996. He also sat on the Advisory Board of CMS Bankcorp, Inc. and currently sits on the Applied Investment Management Board for the University of Notre Dame. Mr. Murphy is Chairman of the audit committee for Williston Holding Company, Inc. a non-reporting restaurant company. Mr. Murphy received his MBA from the University of Notre Dame-Mendoza College of Business in 1998 and his bachelor’s degree in political science from Gettysburg College in 1992. Mr. Murphy currently is not serving on the board of directors of any other company with its securities registered under the Securities Exchange Act of 1934.

Board Member Qualifications

The Company believes that each of the members of the Board have the requisite experience, qualifications, attributes and skills to enable the Board of Directors to effectively satisfy its oversight responsibilities. With regard to each member of our Board, the following factors were among those considered that led to the Board’s conclusion that each would make valuable contributions to the Board:

●

Keith J. Behrens: Mr. Behrens was appointed to the Company’s Board of Directors on June 20, 2014 and Mr. Behrens accepted his appointment on July 15, 2014. Mr. Behrens has over 22 years of investment banking experience with major investment banking firms including Bear Stearns and Wasserstein Perella. He has focused most of his career in covering primarily exploration and production companies as well as other energy-related companies. The Board believes Mr. Behrens’ extensive experience in M&A transactions in the energy-related field is valuable in the continued development and growth of the Company.

●

Christopher D. Haymons: Mr. Haymons was appointed to the Company’s Board of Directors on January 27, 2017 by unanimous consent of the Directors. The Board believes Mr. Haymons provides valuable transactional and analytical skills with respect to the oil field services industry within which the Company operates.

●

Robert S. Herlin: Mr. Herlin was appointed to the Company’s Board of Directors on January 15, 2015 by unanimous consent of the Directors. Mr. Herlin was appointed at the same time to the Audit Committee of the Company’s Board of Directors. Mr. Herlin has 30 years of experience in engineering, energy transactions, and operations and finance of companies in the oil and gas sector. The Board believes Mr. Herlin’s experience and knowledge in the oil and gas sector are valuable to the Board of Directors as a whole.

●

William A. Jolly: Mr. Jolly was appointed to the Company’s Board of Directors on January 15, 2015 by unanimous consent of the Directors. Mr. Jolly was appointed at the same time to the Audit Committee of the Company’s Board of Directors. Mr. Jolly has previously served as a board member for a public company -- Integrity Media, Inc. In addition, Mr. Jolly is a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focuses on providing innovative banking solutions for small cap companies. The Board believes Mr. Jolly’s experience and knowledge advising public companies and experience in banking solutions for small cap companies are valuable to the Board of Directors as a whole.

●

Rick D. Kasch: Mr. Kasch has been actively involved with the Company’s financing, business operations, and strategy for several years, and has a significant amount of knowledge regarding its current and contemplated business operations. Mr. Kasch has served as President since July 2011. Further Mr. Kasch has served as Chief Financial Officer for various other companies and the Board believes his experience in locating and executing favorable financing opportunities (both through debt and equity placements) is crucial in the continued development and growth of the Company.

●

Richard A. Murphy: Mr. Murphy was appointed to the company’s Board of Directors on January 19, 2016 by unanimous consent of the Directors. Mr. Murphy is the managing member of the general partner of the Company’s largest stockholder, Cross River Partners L.P. and has experience analyzing and evaluating micro-cap companies. The Board believes Mr. Murphy’s years of experience advising emerging growth companies are value to the Board of Directors as a whole.

Executive Officers

The following table sets forth certain information as of March 31, 2017, regarding our executive officers:

Name	Executive Officer Since	Age	Position
Rick D. Kasch	July 2012	67	Chief Executive Officer, President and Director
Robert J. Devers	April 2013	54	Chief Financial Officer and Treasurer
Austin Peitz	July 2010	38	Senior Vice President of Field Operations

See “Board of Directors” above for biographical information of Mr. Kasch.

Robert J. Devers. Mr. Devers has served as the Company’s Chief Financial Officer and Treasurer since he was appointed by the Board of Directors on April 29, 2013. Prior to joining the Company, Mr. Devers spent two years as an independent consultant providing finance and accounting services to public companies in the mining and beverage distribution sectors. From June 2007 to April 2011, Mr. Devers served as Chief Financial Officer of Silver Bull Resources, a mineral exploration company that was listed on both the NYSE MKT and TSX. Additionally, Mr. Devers served as Senior Director – Financial Analysis and Internal Audit of The Broe Companies Inc., a large privately held international company in the Denver area with investments in real estate, transportation, mining, and oil and gas exploration. He has also served as a corporate officer and financial executive for several other privately-held and publicly traded companies. Earlier in his career, Mr. Devers spent three years in public accounting with a regional firm that specialized in publicly held oil and gas exploration and production companies. Mr. Devers received a Bachelor of Arts degree in Accounting from Western State College.

Austin Peitz. Mr. Peitz serves as Senior Vice President of Field Operations of the Company and has been a significant employee of the Company for several years. Mr. Peitz has worked for Heat Waves Hot Oil Service, LLC since October 1999 and has been involved in nearly all aspects of operations since that time. In his current position as Senior Vice President of Field Operations, Mr. Peitz is in charge of overseeing and coordinating field operations.

Involvement in Certain Legal Proceedings

During the past ten years none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are known to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2016, we believe that during the Company’s 2016 fiscal year all of our named executive officers, directors, and greater than ten percent stockholders filed the required reports on a timely basis under Section 16(a) of the 1934 Act.

Code of Business Conduct and Whistleblower Policy

On July 27, 2010, our Board of Directors adopted a Code of Business Conduct and Whistleblower Policy (the “Code of Conduct”) which the Board updated on May 29, 2013. The Code of Conduct applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted at our website: www.enservco.com. Additionally, a copy of our Code of Conduct was filed as an exhibit to our Current Report on Form 8-K dated July 27, 2010 and the amended Code of Conduct was filed as an exhibit to a Current Report on Form 8-K dated May 29, 2013.

Stockholder Nominations for the Board of Directors

Enservco did not made any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors during fiscal year 2016.

Committees of the Board

Audit Committee

The Board of Directors established the Audit Committee on May 29, 2013, in accordance with Section 3(a)(58)(A) of the Exchange Act and NYSE MKT Rule 803(B) as modified for smaller reporting companies by NYSE MKT Rule 801(h). The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee are Messrs. Haymons, Jolly, and Herlin. Mr. Haymons is chairman of the Audit Committee. On May 1, 2017, the Board of Directors determined that Mr. Haymons, Mr. Jolly and Mr. Herlin were independent under SEC Rule 10A-3(b)(1) and NYSE MKT Rule 802(a). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC, because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy. The Audit Committee held five meetings during the year ended December 31, 2016.

Item 11. Executive Compensation

The following table sets out the compensation received for the fiscal years ended December 31, 2016 and 2015 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers (collectively referred to herein as the “NEOs”). The table does not include transactions subsequent to December 31, 2016.

Name and Principal Position	Fiscal Year	Salary	Bonus and Other		Stock Awards	(1) Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	(2) All Other Compensation	Total
Rick D. Kasch	2016	$260,466	-		$-	$277,851	(3)	$-	$-	$49,591	$587,908
CEO and President	2015	$260,466	85,000	(4)	$-	$249,423	(5)	$-	$-	$38,173	$633,062

Austin Peitz	2016	$176,423	45,000	(6)	$-	$67,958	(7)	$-	$-	$17,993	$307,374
Senior Vice President of Field Operations	2015	$165,193	165,000	(8)	$-	$190,036	(9)	$-	$-	$15,338	$535,567

Robert Devers	2016	$175,000	-		$-	$42,474	(10)	$-	$-	$18,731	$236,205
CFO and Treasurer	2015	$175,000	50,000	(11)	$-	$166,282	(12)	$-	$-	$18,865	$410,147

(1) Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See Note 10 to the consolidated financial statements set forth in the Annual Report on Form 10-K for the fiscal year ending December 31, 2016 for a discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2) Represents: (i) automobile expenses; (ii) health, life, dental and vision insurance premiums; and (iii) matching contributions to the Company’s 401(k) plan incurred on behalf of Mr. Kasch, Mr. Peitz and Mr. Devers by the Company.

(3) Amount represents calculated fair value of stock options to purchase an aggregate of 850,000 shares of common stock in May 2016 which options to acquire 366,667 shares vested on December 31, 2016; options to acquire 366,667 vest on December 31, 2017, and options to acquire 116,666 vest on December 31, 2018.

(4) Amount includes a discretionary cash bonus to Mr. Kasch in the amount of $85,000 granted in April 2015. The board of directors did not grant a discretionary bonuses in fiscal 2014 as it was awaiting conclusion of the above mentioned compensation study.

(5) Amount represents calculated fair value of stock options to purchase an aggregate of 210,000 shares of common stock in April 2015 which vest one third on each anniversary through April 2018.

(6) Amount includes $45,000 of discretionary quarterly bonuses paid to Mr. Peitz pursuant to revised employment agreement effective April 1, 2015. As part of the revised employment agreement, Mr. Peitz agreed to reduce his base salary from $192,938 to $150,000. On May 15, 2016, Mr. Peitz agreed to return to his base salary of $192,938 and to eliminate his discretionary quarterly bonuses.

(7) Amount represents calculated fair value of stock options to purchase an aggregate of 200,000 shares of common stock in May 2016 which options to acquire 66,667 shares vested on December 31, 2016; options to acquire 66,667 vest on December 31, 2017, and options to acquire 66,666 vest on December 31, 2018.

(8) Amount includes (i) a discretionary cash bonus to Mr. Peitz in the amount of $75,000 granted in April 2015, and (ii) $90,000 of discretionary quarterly bonuses paid to Mr. Peitz pursuant to revised employment agreement effective April 1, 2015.

(9) Amount represents calculated fair value of stock options to purchase an aggregate of 160,000 shares of common stock in April 2015 which vest one third on each anniversary through April 2018.

(10) Amount represents calculated fair value of stock options to purchase an aggregate of 125,000 shares of common stock in May 2016 which options to acquire 41,667 shares vested on December 31, 2016; options to acquire 41,667 vest on December 31, 2017, and options to acquire 41,666 vest on December 31, 2018.

(11) Amount includes a discretionary cash bonus to Mr. Devers in the amount of $50,000 granted in April 2015. The board of directors did not grant a discretionary bonuses in fiscal 2014 as it was awaiting conclusion of the above mentioned compensation study.

(12) Amount represents calculated fair value of stock options to purchase an aggregate of 140,000 shares of common stock in April 2015 which vest one third on each anniversary through April 2018.

Narrative Disclosure to Summary Compensation Table

The independent members of the Board of Directors acting in lieu of a compensation committee, are charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers. During the fiscal year 2015, the Board of Directors directed its outside counsel to prepare a compensation report to aid the independent directors in reviewing and analyzing the structure and terms of the compensation payable to the Company’s directors and executive officers based on public data of peer group companies. During 2015, however, there were no compensation decisions to be made by the Board of Directors since the contracts for the named executive officers extended through June 30, 2016, as described below.

In February 2016, the Board of Directors engaged Mr. Arlen Brammer as an independent compensation consultant to prepare a compensation report for the independent members of the Board of Directors to consider in connection with reconsideration of the existing employment agreements with the named executive officers which extend through June 30, 2016 as described below.

The Company considers various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

1.     The executive's leadership and operational performance and potential to enhance long-term value to the Company's stockholders;

2.     The company's financial resources, results of operations, and financial projections;

3.     Performance compared to the financial, operational, and strategic goals established for the Company;

4.     The nature, scope, and level of the executive's responsibilities;

5.     Competitive market compensation paid by other companies for similar positions, experience, and performance levels; and

6.     The executive's current salary, the appropriate balance between incentives for long-term and short-term performance.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is highly competitive. In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

■     Base salary;

■     Discretionary cash bonuses;

■     Stock option awards and/or equity based compensation; and

■     Other employment benefits.

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

The Company’s named executive officers (being Messrs. Kasch, Devers and Peitz) receive base salaries in accordance with the terms of their respective employment agreements (which are described below). On July 1, 2015 and July 1, 2016, the Company’s named executive officers agreed to forego annual increases in each of their base salaries as provided for in their previous employment agreements in an effort to reduce costs due to deteriorating industry conditions.

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

The employment agreements we have entered into with certain of our executive officers provide that each is eligible to receive a discretionary cash bonus. Such bonuses are to be considered and determined by the Board of Directors, and paid during the ninety-day period beginning February 1 of the year following that year for which the bonus was earned.

Stock Option Plan Benefits. Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans. The Company believes that equity-based compensation helps align management and executives’ interests with the interests of our stockholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, we have one active equity incentive plan for our management and employees, the 2016 Stock Incentive Plan, and one dormant equity incentive plan for our management and employees, the 2010 Stock Incentive Plan, pursuant to which there are still outstanding awards.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.

The Company has granted stock options to each of its executive officers as described above in the table entitled “Security Ownership of Management, Directors, and Certain Beneficial Owners” and below in the table entitled “Stock Options, Stock Awards, and Equity Incentive Plans.”

Forfeiture and Grant of Stock Options. The Board of Directors granted stock options to Messrs. Kasch, Peitz, and Devers for fiscal years 2015 and 2016 under the 2010 Stock Incentive Plan (the “2010 Plan”). Subsequently, on June 17, 2016, the Board of Directors appointed a special committee of disinterested directors (the “Special Committee”) to address certain claims in a letter dated June 14, 2016 from an attorney purporting to represent a stockholder of the Company regarding the 2010 Plan and equity awards granted thereunder. After investigation and consultation with its counsel, the Special Committee verified that certain stock options granted under the 2010 Plan had exceeded applicable limitations on grants in the 2010 Plan.

On July 7, 2016, the Special Committee unanimously approved: (a) the rescission (and forfeiture by the holders) of certain stock option awards to purchase 2,560,000 shares of the Company’s common stock that had been granted to named executive officers Rick Kasch, Robert Devers, and Austin Peitz, and to directors Keith Behrens and Steve Oppenheim in excess of the 2010 Plan’s limitations (“Excess Options”), and (b) the grant of new options to purchase 1,960,000 shares of the Company’s common stock (the “New Options”), pursuant to a new stock incentive plan to be approved by the Board of Directors, the 2016 Stock Incentive Plan (the “2016 Plan”). The New Options were also subject to: (i) each of the subject optionees entering into the letter agreements (disclosed below) with the Company and (ii) stockholder approval of the 2016 Plan.

In connection with its approval of the grant of the New Options as described above, the Special Committee considered, among other things: (1) the fact that, because all of the New Options were replacing previously outstanding options, these transactions did not have a significant impact on dilution for the Company’s stockholders, (2) the fact that any compensation granted instead of granting the New Options would likely have involved expenditure of a significant amount of cash, which would not be in the best interests of the Company, (3) the fact that any compensation granted instead of granting the New Options might not have provided the same level of incentives to the recipients as the Excess Options and (4) the fact that the New Options were granted subject to stockholder approval of the 2016 Plan.

Subsequently, on July 18, 2016, the Board of Directors unanimously approved the adoption of the 2016 Plan. The stockholders approved the 2016 Plan at the Adjourned Annual Meeting of Stockholders held on September 29, 2016.

Also on July 18, 2016, the Company entered into letter agreements with Messrs. Kasch, Devers, Peitz, Behrens and Oppenheim. Pursuant to the letter agreements, each such officer/director agreed to forfeit his Excess Options. The Company agreed to grant the New Options pursuant to new stock option agreements that provide for vesting on substantially the same schedule as the Excess Options would have vested but could not be exercised prior to stockholder approval of the 2016 Plan. The exercise price of the New Options is the greater of the original exercise price of the Excess Options or the closing market price on July 7, 2016, the date the Special Committee approved the grant of the New Options. Under the letter agreements, the termination date of each New Option is the termination date of the rescinded option, except that if the termination date of the rescinded option is prior to the two-year anniversary of the date of the letter agreement, then the termination date of the New Option is extended six months past the termination date of the rescinded option. Further, the Company agreed to submit the 2016 Plan to the stockholders of the Company for approval as soon as reasonably possible. As noted above, the Company submitted the 2016 Plan to the stockholders of the Company on September 29, 2016, and it was approved.

Pursuant to the letter agreements, the option holders agreed to the rescission of Excess Options, and the Company granted new options, as follows:

■     Rescinded stock options to purchase an aggregate of 1,785,000 shares of common stock granted to Rick Kasch, President, Chief Executive Officer and Chairman of the Board, and granted Mr. Kasch new stock options to purchase an aggregate of 1,185,000 shares of common stock;

■     Rescinded stock options to purchase an aggregate of 165,000 shares of common stock granted to Robert Devers, Chief Financial Officer and Treasurer, and granted Mr. Devers new stock options to purchase an aggregate of 165,000 shares of common stock;

■     Rescinded stock options to purchase an aggregate of 360,000 shares of common stock, granted to Austin Peitz, Senior Vice President of Operations, and granted Mr. Peitz new stock options to purchase an aggregate of 360,000 shares of common stock;

■     Rescinded stock options to purchase an aggregate of 100,000 shares of common stock granted to Keith Behrens, Director, and granted Mr. Behrens new stock options to purchase an aggregate of 100,000 shares of common stock; and

■     Rescinded stock options to purchase an aggregate of 150,000 shares of common stock granted to Steve Oppenheim, former Director, and granted Mr. Oppenheim new stock options to purchase an aggregate of 150,000 shares of common stock.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Additionally, the Company provides Messrs. Peitz and Kasch with an automobile (Peitz) or an automobile allowance (Kasch). Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers.

Declared Discretionary Bonuses

The Board of Directors did not award any discretionary bonuses for the 2016 or 2015 fiscal years to Messrs. Kasch, Devers, and Peitz. Mr. Peitz did receive bonuses in the amount of $45,000 during fiscal 2016 related to a formulaic bonus program entered into in April 2015 pursuant to amendment to his employment agreement which reduced his salary by $42,938. As of June 22, 2016, Mr. Peitz entered into a new employment agreement with the Company (described below) that terminated the formulaic bonus program.

Based on a compensation report prepared by the Company’s outside counsel, and after analyzing the structure and terms of compensation payable to similar executive officers within the peer group of companies, the Board of Directors (upon recommendation of the independent directors) declared discretionary bonuses related to fiscal year 2014 to the NEOs in the first quarter of 2015 in the total amount of $210,000.

Employment Agreements

We have entered into employment agreements with certain Company officers, being Messrs. Kasch, Peitz, and Devers.

Rick Kasch – Mr. Kasch is chief executive officer and president of the Company. He entered into an employment agreement with the Company on June 22, 2016 to replace his prior employment agreement with the Company dated July 27, 2010, as amended. Mr. Kasch’s new employment agreement has a term of July 1, 2016 through June 30, 2017, and is automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Kasch provides the other with 60 days’ notice of non-renewal or the agreement is otherwise terminated. The agreement provides for an annual base salary equal to the base salary received by Mr. Kasch under his prior employment agreement – $260,466. Under Mr. Kasch’s prior agreement, he was entitled to car allowance of $1,400 per month. This allowance will be provided for the first year of the new agreement after which his base salary will be increased by $1,400 per month. The employment agreement also provides for standard employment benefits and contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

Mr. Kasch’s employment agreement also provides for severance compensation if his employment is terminated for the following reasons:

1.

A termination without cause – If Mr. Kasch is terminated without cause he will be entitled to receive a lump sum payment in an amount equal to 18 months of his base salary plus a bonus equal to the greater of (a) his most recent annual bonus or (b) six months of base salary. In addition, Mr. Kasch will be entitled to health benefits for a period of 18 months, and all unvested options will vest. Termination without cause includes a material reduction in Mr. Kasch’s responsibilities; termination without cause entitling Mr. Kasch to those benefits also includes also includes a non-renewal of Mr. Kasch’s employment agreement by the Company.

2.

A termination upon a change of control - If Mr. Kasch resigns (or is effectively terminated without cause) within 18 months following a change of control event, he will be entitled to receive a lump sum payment in an amount equal to 24 months of his base salary plus a bonus equal to the greater of (a) the sum of his two most recent annual bonuses or (b) 12 months of base salary and 18 months of his auto allowance, if applicable. In addition, Mr. Kasch will be entitled to health benefits for a period of 18 months, and all unvested options will vest.

Austin Peitz – Mr. Peitz is Senior Vice President of Field Operations of the Company. He entered into an employment agreement with the Company on June 22, 2016 to replace his prior employment agreement with the Company dated July 27, 2010, as amended. Mr. Peitz’s new employment agreement has a term of July 1, 2016 through June 30, 2017, and is automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Peitz provides the other with 60 days’ notice of non-renewal or the agreement is otherwise terminated. The agreement provides for an annual base salary equal to the base salary received by Mr. Peitz under his prior employment agreement – $192,938. Additionally, the Company provides Mr. Peitz with an automobile. The employment agreement also provides for standard employment benefits and contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

Mr. Peitz’s employment agreement also provides for severance compensation if his employment is terminated for the following reasons:

1.

A termination without cause - If Mr. Peitz is terminated without cause he will be entitled to receive a lump sum payment in an amount equal to 12 months of his base salary plus a bonus equal to the greater of (a) his most recent annual bonus or (b) six months of base salary. In addition, Mr. Peitz will be entitled to health benefits for a period of 12 months, and all unvested options will vest. Termination without cause includes a material reduction in Mr. Peitz’s responsibilities; termination without cause entitling Mr. Peitz to those benefits also includes non-renewal of Mr. Peitz’s employment agreement by the Company.

2.

A termination upon a change of control - If Mr. Peitz resigns (or is effectively terminated without cause) within 12 months following a change of control event, he will be entitled to receive a lump sum payment in an amount equal to 12 months of his base salary plus a bonus equal to the greater of (a) the sum of his two most recent annual bonuses or (b) six months of base salary. In addition, Mr. Peitz will be entitled to health benefits for a period of 12 months, and all unvested options will vest.

Robert Devers – Mr. Devers became the Chief Financial Officer of the Company on April 29, 2013. He entered into an employment agreement with the Company on June 22, 2016 to replace his prior employment agreement with the Company dated April 29, 2013, as amended. The new employment agreement has a term of July 1, 2016 through June 30, 2017, and is automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Devers provides the other with 60 days’ notice of non-renewal or the agreement is otherwise terminated. The agreement provides for an annual base salary equal to the base salary received by Mr. Devers under his prior employment agreement – $175,000. The employment agreement also provides for standard employment benefits and contains other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

Mr. Devers’ employment agreement also provides for severance compensation if his employment is terminated for the following reasons:

1.

A termination without cause - If Mr. Devers is terminated without cause he will be entitled to receive a lump sum payment in an amount equal to 18 months of his base salary plus a bonus equal to the greater of (a) his most recent annual bonus or (b) six months of base salary. In addition, Mr. Devers will be entitled to health benefits for a period of 18 months, and all unvested options will vest. Termination without cause includes a material reduction in Mr. Devers responsibilities or non-renewal of Mr. Devers employment agreement by the Company.

2.

A termination upon a change of control - If Mr. Devers resigns (or is effectively terminated without cause) within 12 months following a change of control event, he will be entitled to receive a lump sum payment in an amount equal to 18 months of his base salary plus a bonus equal to the greater of (a) the sum of his two most recent annual bonuses or (b) six months of base salary. In addition, Mr. Devers will be entitled to health benefits for a period of 18 months, and all unvested options will vest.

Stock Options, Stock Awards, and Equity Incentive Plans

In accordance with the Company’s stock incentive plans the Company granted certain of its executive officers stock options during the Company’s 2016 fiscal year. No other equity based awards were granted to executive officers during the fiscal year. On July 7, 2016, certain options were rescinded and certain options were given subject to stockholder approval of a new 2016 Stock Incentive Plan (“2016 Plan”), see the description above under the heading “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options.” The 2016 Plan was approved by stockholders on September 29, 2016.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2016, and does not include transactions subsequent to December 31, 2016 as set forth in the footnotes to the table.

	Number of Securities
	Underlying Unexercised
	Options(1)		Option	Option
			Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Rick Kasch	100,000	-	$0.46	06/06/2017
	325,000	-	$0.65	12/05/2017
	140,000	70,000	$1.74	04/08/2020
	100,000	-	$0.60	05/05/2021
	266,667	483,333	$0.65	05/05/2021
	931,667	553,333

Austin Peitz	100,000	-	$0.46	06/30/2017
	200,000	-	$0.65	12/30/2017
	50,000	-	$0.70	01/23/2018
	106,666	53,334	$1.74	04/08/2020
	66,667	33,333	$0.60	05/05/2021
	-	100,000	$0.65	05/05/2021
	523,333	186,667

Robert J. Devers	100,000	-	$1.27	04/29/2018
	50,000	-	$1.27	10/29/2018
	50,000	-	$1.00	07/25/2018
	50,000	-	$2.25	01/30/2019
	93,333	46,667	$1.74	04/08/2020
	41,667	58,333	$0.60	05/05/2021
	-	25,000	$0.65	05/05/2021
	385,000	130,000

(1)	Consists of options granted under 2010 Stock Incentive Plan and 2016 Stock Option Plan.

Risks of Compensation Programs

The Company’s equity-based compensation is performance-based in that the issued stock options become valuable as the stockholders’ returns (measured by stock price) increase. Furthermore, in all cases, options granted to the Company’s employees include time-based vesting. The Company believes that this vesting, coupled with the internal controls and oversight of the risk elements of its business, have minimized the possibility that the compensation programs and practices will have a material adverse effect on the Company and its financial, and operational, performance.

Compensation of Directors

Each member of the Board of Directors receives a quarterly director fee of $7,000. Directors who are members of the Board's Audit Committee receive an additional fee of $1,000 per quarter. As chair of the Audit Committee, Mr. Haymons receives an additional fee of $3,000 per quarter. Mr. Kasch is an employee of the Company and is not paid for his service as a member of the Board of Directors.

The table below reflects compensation paid to the non-employee members of the Board during the year ended December 31, 2016:

	Fees
	Earned or	Options	All Other
	Paid in	Awards	Compensation
Director	Cash	(1)	Awards	Total

Steven P. Oppenheim (2)	$44,000	$--	$--	$44,000

Keith J. Behrens (3)	$28,000	$--	$--	$28,000

Rich A. Murphy (4)	$26,439	$20,918	$--	$47,357

William A. Jolly (5)	$32,000	$--	$--	$32,000

Robert S. Herlin (6)	$32,000	$--	$--	$32,000

(1)

Amounts represent the calculated fair value of stock options granted to the named directors based on provisions of ASC 718-10, Stock Compensation. See Note 10 to the consolidated financial statements for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)

Mr. Oppenheim received fees in the amount of $44,000 in 2016 for serving as a director and chair of the audit committee of the Board of Directors. Mr. Oppenheim was granted an option to acquire 200,000 shares of Company common stock in April 2013. The option is exercisable for a five-year term at $1.27 per share, and vested in full as of April 29, 2013. Mr. Oppenheim was also granted an option to acquire 50,000 shares of Company common stock in July 2013. The option is exercisable for a five-year term at $1.00 per share, and vested in full as of the date of grant. The Company recorded expense of $220,138 in 2014 related to the issuance of the options. As described under “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options,” in July 2016 Mr. Oppenheim forfeited options to acquire 150,000 shares of common stock and received new options to acquire 150,000 shares, subject to stockholder approval of the 2016 Plan. Mr. Oppenheim retired from his director position and his position as the chairman of the Audit Committee on January 24, 2017.

(3)

Mr. Behrens was appointed to the Board of Directors on July 15, 2014 and received fees in the amount of $28,000 in 2016 for serving as a director. Mr. Behrens was granted an option to acquire 200,000 shares of Company common stock in July 2014. The option is exercisable for a five year term at $2.49 per share, and vested in fully upon grant. The Company recorded expense of $321,907 in 2014 related to the issuance of the options. As described under “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options,” in July 2016 Mr. Behrens forfeited options to acquire 100,000 shares of common stock and received new options to acquire 100,000 shares, subject to stockholder approval of the 2016 Plan.

(4)

Mr. Murphy was appointed to the Board of Directors on January 18, 2016 and received fees in the amount of $26,439 in 2016 for serving as a director. Mr. Murphy was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vest 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 18, 2021 at a strike price of $0.37 per share. The Company recorded expense of $20,918 in 2016 related to the issuance of the options.

(5)

Mr. Jolly was appointed to the Board of Directors on January 15, 2015 and received fees in the amount of $32,000 in 2016 for serving as a director. Mr. Jolly was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vest 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 15, 2020 at a strike price of $1.79 per share. The Company recorded expense of $60,593 in 2015 related to the issuance of the options.

(6)

Mr. Herlin was appointed to the Board of Directors on January 15, 2015 and received fees in the amount of $32,000 in 2016 for serving as a director. Mr. Herlin was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vest 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 15, 2020 at a strike price of $1.79 per share. The Company recorded expense of $60,593 in 2015 related to the issuance of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2016:

Plan Category And Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	4,211,168	(1)	$1.09	8,431,711	(3)

Equity Compensation Plans Not Approved by Security Holders	180,001	(2)	$0.57	—

Total	4,391,169		$1.07	8,431,711

(1) Represents (i) 1,960,000 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 2,251,168 unexercised options under the Company’s frozen 2010 Stock Incentive Plan.

(2) Consists of: (i) warrants issued November 2012 to the principals of the Company’s existing investor relations firm to acquire 112,500 shares of Company common stock exercisable at $0.55 per share, (ii) warrants issued November 2012 in conjunction with stock subscription agreements executed with equity investors to acquire 37,501 shares of Company common stock exercisable at $0.55 per share and (iii) warrants issued in June 2016 to the principals of the Company’s existing investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share.

(3) Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 1,960,000 options outstanding under the 2016 Plan.

Security Ownership of Management and Directors

As of the Record Date the Company had 51,067,660 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of the Record Date by each person who serves as a director and/or an executive officer of the Company on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group. To the extent any of the named stockholders own derivative securities that are vested or otherwise exercisable into shares of our Common Stock these securities are included in the column regarding that stockholders’ Common Stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Percent of Common Stock
Named Executive Officers and Directors
Rick D. Kasch	2,868,491	(3)	5.5%
Richard A. Murphy	9,225,017	(4)	18.0%
Keith J. Behrens	200,000	(5)	*
William A. Jolly	119,817	(6)	*
Robert S. Herlin	135,000	(7)	*
Christopher D. Haymons	-		*
Robert J. Devers	389,315	(8)	*
Austin Peitz	622,186	(9)	1.2%
All current executive officers and directors as a group (8 persons)	13,559,826		25.4%

Notes to Security Ownership of Management table shown above:

* The percentage of common stock beneficially owned is less than 1%.

(1)	The address of the beneficial owners in each case is c/o Enservco Corporation, 501 S. Cherry Street, Suite 1000, Denver, CO 80246

(2)	Calculated in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended.

(3)

Consists of (i) 1,899,324 shares of common stock owned by Mr. Kasch; (ii) warrants to acquire 37,500 shares exercisable at $0.55 per share through November 2, 2017 and (iii) options to acquire 931,667 shares of common stock which are vested or will vest within 60 days.

(4)

Consists of (i) 73,900 shares of common stock owned directly by Mr. Murphy; (ii) options to acquire 50,000 shares of common stock to Mr. Murphy which are vested or will vest within 60 days; and (iii) 9,101,117 shares held by Cross River Partners, L.P. Mr. Murphy is the managing member of the general partner of Cross River Partners, L.P.

(5)	Consists of options to acquire 200,000 shares of common stock which are vested or will vest within 60 days.

(6)	Consists of (i) 19,817 shares of common stock owned by Mr. Jolly and (ii) options to acquire 100,000 shares of common stock which are vested or will vest within 60 days.

(7)	Consists of (i) 35,000 shares of common stock owned by Mr. Herlin and (ii) options to acquire 100,000 shares of common stock which are vested or will vest within 60 days.

(8)	Consists of (i) 4,315 shares of common stock owned by Mr. Devers and (ii) options to acquire 385,000 shares of common stock which are vested or will vest within 60 days.

(9)	Consists of (i) 98,853 shares of common stock owned by Mr. Peitz and (ii) options to acquire 523,333 shares of common stock which are vested or will vest within 60 days.

Security Ownership of Certain Beneficial Owners

As of the Record Date, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who do not serve as an executive officer or director of the Company, except as follows:

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Percent of Common Stock
Beneficial owners of more than 5% of outstanding common stock
Cross River Partners, L.P. 456 Main Street, 2nd Floor Ridgefield, CT 06877	9,175,017	(2)	18.0%
Leroy Landhuis c/o Alan Vancil 212 N. Wahsatch Ave., Suite 301 Colorado Springs, CO 80903	4,732,319	(3)	9.3%
AWM Investment Company c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	3,750,000	(4)	7.3%
Debra Herman Post Office Box 81740 Las Vegas, Nevada 89180	3,033,660	(5)	5.9%
Putnam Investments, LLC One Post Office Square Boston, Massachusetts 02109	2,963,400	(6)	5.8%

(1)	Calculated in accordance with 1934 Act Rule 13d-3, as amended.

(2)

Based solely on information in a Form 4 filed December 14, 2016 by Cross River Partners LP. The following persons share voting and dispositive power with respect to the foregoing shares beneficially owned: Cross River Capital Management LLC (a Delaware limited liability company) and Richard Murphy, an individual and director of the Company.

(3)	Based on information in a Schedule 13D report dated February 28, 2017 by Leroy Landhuis.

(4)

Based on information in a Schedule 13G report dated February 10, 2017 by AWM Investment Management Inc. AWM Investment Company, Inc., a Delaware Corporation (“AWM”), is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”) and Special Situations Fund III QP, L.P. (“SSFQP”)). As the investment adviser to the Funds, AWM holds sole voting and investment power over 937,500 shares of common stock of the Company held by CAYMAN and 2,812,500 Shares held by SSFQP.

(5)

Based solely on information in a Form 4 filed November 23, 2015. The following persons share voting and dispositive power with respect to the foregoing shares beneficially owned: Michael Herman, Mrs. Herman’s spouse.

(6)	Based on information in a Schedule 13G report dated February 14, 2017 by Putnam Investments, LLC.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions Policy and Procedures

The Board has adopted a written policy that establishes a framework for the review and approval or ratification of transactions between the Company and its related parties and/or their respective affiliated entities. We refer to this policy as our "Related Party Transactions Policy". The Related Party Transactions Policy is available on our website at www.enservco.com.

Pursuant to this policy, "Related Parties" includes our executive officers and directors, any nominee for director, beneficial owners of 5% or greater of the Company's voting securities, and the immediate family members any of the foregoing persons. An "Immediate Family Member" of a Related Party means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, or any person sharing a household with the Related Party, other than a tenant or employee.

A "Related Party Transaction" includes:

•	any transaction or relationship directly or indirectly involving a Related Party that would need to be disclosed under Item 404(a) of Regulation S-K;
•	any material amendment or modification to an existing Related Party Transaction; and
•	any transaction deemed by the directors or the Company's legal counsel to be a Related Party Transaction.

Under the Related Party Transactions Policy, Related Party Transactions are prohibited, unless approved or ratified by the disinterested directors of the Company. A Related Party Transaction entered into without pre-approval is not invalid, unenforceable, or in violation of the policy, provided that such transaction is brought to the disinterested directors as promptly as reasonably practical after it is entered into, and such transaction is ratified.

The Company's executive officers, directors, or nominees for director are required to promptly notify the Board of Directors and the Company's legal counsel of any proposed Related Party Transaction. The Company's disinterested directors will review such transaction, considering all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit and perceived benefit (or lack thereof) to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Party's direct or indirect interest, and the actual or apparent conflict of interest of the Related Party. The disinterested directors shall not approve or ratify a Related Party Transaction unless they have determined that upon consideration of all relevant information, the proposed Related Party Transaction is in, or not inconsistent with, the best interests of the Company and its shareholders.

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2016 or otherwise outstanding as of the Record Date.

Chairman of the Board of Directors provides Letter of Credit to PNC Bank

On March 31, 2017, the Company’s Chairman, Rich Murphy issued an irrevocable standby letter of credit in the face amount of $1,500,000 for the benefit of PNC Bank. The letter of credit was issued in connection with the tenth amendment to the Company Amended and Restated Revolving Credit and Security Agreement with PNC Bank. PNC has the ability to make a drawing under the Tenth Amendment Letter of Credit and apply all of the proceeds of letter of credit to pay down the principal balance of the revolving credit facility. It is expected that the letter of credit will be converted into subordinated debt with an expected maturity dated April 2022 and a stated interest rate of 12%.

Director Independence

The Company utilizes the definition of “independent director” as it is set forth in Section 803A(2) of the NYSE MKT Rules. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Based on the foregoing criteria, Messrs. Behrens, Haymons, Herlin, Jolly, and Murphy are considered independent directors and were confirmed as such by the Board of Directors.

Enservco has not established a compensation committee at this time. NYSE MKT Rule 805(c)(1) enhances the independence requirements for directors in connection with compensation decisions, requiring that the Board “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.” The Board of Directors determined that Messrs. Haymons, Jolly and Herlin are independent under this requirement. Their independence is considered at each audit committee meeting.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our consolidated financial statements for the year ended December 31, 2016.

The audit report of EKS&H on our consolidated financial statements as of and for the year ended December 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Paid to EKS&H

The following is a summary and description of fees for services provided by EKS&H for the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees (1)	$135,000	$124,500
Audit-related fees (2)	38,000	—
Tax fees	—	—
All other fees (3)	9,325	925
Total	$182,325	$125,425

(1)

Audit Fees include professional services for the audit of our annual consolidated financial statements, reviews of the consolidated financial statements included in our Form 10-Q filings, audits of company provided employee benefit plans, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements including review of the consolidated financial statements incurred in conjunction with registration statements.

(3)	All other fees include amounts billed for consultation provided to the Company.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.01	2010 Stock Incentive Plan. (3)
10.02	Employment Agreement between the Company and Rick Kasch. (3)(4)(5)(6)(12)(8)(17)
10.03	Employment Agreement between the Company and Austin Peitz. (8)(14)(17)
10.04	Employment Agreement between the Company and Robert Devers. (8)(17)
10.05	Form of Indemnification Agreement. (11)
10.06	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014. (7)
10.07	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015. (9)
10.08	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (15)
10.09	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.10	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015. (23)
10.11	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015 (10)
10.12	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016 (24)
10.13	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (21)
10.14	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.15	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2016 (18)

10.16	Underwriting agreement to issue and sell to William Blair & Company, LLC an offer and sale in a firm commitment offering of 11,250,000 common stock shares (19)
10.17	2016 Stock Incentive Plan (22)
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (12)
14.2	Related Party Transaction Policy. (12)
14.3	Audit Committee Charter. (12)
14.4	Insider Trading Policy. (17)
21.1	Subsidiaries of Enservco Corporation. (25)
23.2	Consent from EKS&H LLLP regarding Form S-8. (26)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). (27)
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). (28)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2008, and filed on March 10, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and filed on August 15, 2011.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 10, 2012, and filed on February 13, 2012.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014, and filed on July 3, 2014.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(11)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(12)	Incorporated by reference from Exhibit 10.03 to the Company’s Form 10-K/A for the year ended December 31, 2012 and filed on October 8, 2013.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 29, 2013, and filed on May 31, 2013.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8, 2015, and filed on April 10, 2015.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and filed on May 14, 2015.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2016, and filed on June 27, 2016.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2017, and filed February 7, 2017.
(21)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and filed on August 12, 2016.
(22)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.(23) Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(24)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(25)	Incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016 and filed on March 31, 2017.
(26)	Incorporated by reference from Exhibit 23.2 to the Company’s Annual Report on Form 10-K dated December 31, 2016 and filed on March 31, 2017.
(27)	Incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K dated December 31, 2016 and filed on March 31, 2017.
(28)	Incorporated by reference from Exhibit 32.2 to the Company’s Annual Report on Form 10-K dated December 31, 2016 and filed on March 31, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 1, 2017.

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Rick D. Kasch
Principal Executive Officer

/s/ Robert J. Devers
Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

May 1, 2017	Rick D. Kasch	/s/ Rick D. Kasch
Chief Executive Officer (principal executive officer)

May 1, 2017	Robert J. Devers	/s/ Robert J. Devers
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

May 1, 2017	Richard A. Murphy	/s/ Richard A. Murphy
Chairman of the Board

May 1, 2017	Keith J. Behrens	/s/ Keith J. Behrens
Director

May 1, 2017	Robert S. Herlin	/s/ Robert S. Herlin
Director

May 1, 2017	William A. Jolly	/s/ William A. Jolly
Director

May 1, 2017	Christopher Haymons	/s/ Christopher Haymons
Director