Form 10-Q
period 2017-03-31
Enservco Corp
filed 2017-05-12
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common stock, $.005 par value	51,067,660

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$142,592	$620,764
Accounts receivable, net	9,984,250	4,814,276
Prepaid expenses and other current assets	861,574	970,802
Inventories	409,403	407,379
Income tax receivable	-	223,847
Total current assets	11,397,819	7,037,068

Property and Equipment, net	33,662,516	34,617,961
Other Assets	467,804	714,967

TOTAL ASSETS	$45,528,139	$42,369,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,075,260	$3,682,599
Current portion of long-term debt	217,054	318,499
Total current liabilities	4,292,314	4,001,098

Long-Term Liabilities
Senior revolving credit facility	25,870,836	23,180,514
Long-term debt, less current portion	289,463	304,373
Deferred income taxes, net	493,896	468,565
Total long-term liabilities	26,654,195	23,953,452
Total liabilities	30,946,509	27,954,550

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock. $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 51,171,260 shares issued; 103,600 shares of treasury stock; and 51,067,660 shares outstanding	255,337	255,337
Additional paid-in-capital	18,983,529	18,867,702
Accumulated deficit	(4,657,236)	(4,707,593)
Total stockholders’ equity	14,581,630	14,415,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,528,139	$42,369,996

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues
Well enhancement services	$11,983,629	$7,159,823
Water transfer services	752,012	31,688
Water hauling services	885,005	1,115,548
Construction services	154,255	-
Total revenues	13,774,901	8,307,059

Expenses
Well enhancement services	8,448,546	4,956,290
Water transfer services	675,788	458,937
Water hauling services	912,685	1,190,004
Construction services	144,161	-
Functional support	197,224	164,689
General and administrative expenses	994,683	1,026,740
Patent litigation and defense costs	42,688	36,166
Depreciation and amortization	1,576,429	1,747,972
Total expenses	12,992,204	9,580,798

Income (loss) from operations	782,697	(1,273,739)

Other income (expense)
Interest expense	(710,417)	(372,668)
Other income	5,192	1,996
Total other expense	(705,225)	(370,672)

Income (loss) before tax benefit	77,472	(1,644,411)
Income tax (expense) benefit	(27,115)	568,842
Net Income (loss)	$50,357	$(1,075,569)

Income (loss) per Common Share – Basic	$-	$(0.03)

Income (loss) per Common Share – Diluted	$-	$(0.03)

Basic weighted average number of common shares outstanding	51,067,660	38,129,660
Add: Dilutive shares assuming exercise of options and warrants	-	-
Diluted weighted average number of common shares outstanding	51,067,660	38,129,660

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$50,357	$(1,075,569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,576,429	1,747,972
Deferred income taxes	90,487	(568,842)
Stock-based compensation	115,827	150,433
Stock issued for services	-	1,714
Amortization of debt issuance costs	255,734	35,571
Provision for bad debt expense	29,000	39,159
Changes in operating assets and liabilities
Accounts receivable	(5,198,974)	3,233,204
Inventories	(2,024)	12,319
Prepaid expense and other current assets	74,248	10,014
Income taxes receivable	223,847	(14,608)
Other assets	11,253	-
Accounts payable and accrued liabilities	392,661	(638,601)
Net cash (used in) provided by operating activities	(2,381,155)	2,932,766

INVESTING ACTIVITIES
Purchases of property and equipment	(620,984)	(4,504,676)
Net cash used in investing activities	(620,984)	(4,504,676)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	3,800,322	5,797,382
Payments related to revolving credit facility	(1,110,000)	(3,355,901)
Repayment on long-term debt	(116,355)	(35,529)
Payment of debt issuance costs	(50,000)	(50,000)
Net cash provided by financing activities	2,523,967	2,355,952

Net Increase (Decrease) in Cash and Cash Equivalents	(478,172)	784,042

Cash and Cash Equivalents, Beginning of Period	620,764	804,737

Cash and Cash Equivalents, End of Period	$142,592	$1,588,779

Supplemental cash flow information:
Cash paid for interest	$442,090	$259,936
Cash (refunded) paid for taxes	$(222,110)	$1,400

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provide various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); water transfer and water treatment services (water transfer services); water hauling, fluid disposal, frac tank rental (water hauling services); and dirt hauling and other general oilfield services (construction services).

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2016. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated balance sheets at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 – Liquidity and Managements’ Plans

As of March 31, 2017, the Company’s available liquidity was $4.1 million, which was substantially comprised of $4.0 million of availability on the credit facility provided pursuant to the Amended and Restated Revolving Credit and Security Agreement (the “Credit Agreement”) and approximately $143,000 in cash. During the three months ended March 31, 2017, the Company borrowed a net $2.7 million under the PNC credit facility to fund working capital needs including a $5.2 million increase in accounts receivable. The Company plans to utilize cash receipts from collection of receivables to reduce the outstanding principal balance on our credit facility.

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder, Cross River Partners, L.P. (whose managing member is our Chairman of the Board of Directors) posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated on or about April 15, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase approximately 965,000 shares of our common stock at an exercise price of approximately $.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1 million in subordinated debt to the Company as required under the terms of our Tenth Amendment to the PNC Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of May 10, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

As a result of moving the maturity date to April 30, 2018, the entire loan balance (approximately $23.4 million as of April 30, 2017) will be classified as a current liability beginning in May 2017. The Company is exploring alternatives for other sources of capital to reduce, replace, or amend the PNC Credit Agreement and fund other obligations. The Company is working to improve its operating performance and its cash, liquidity and financial position. This includes: (i) improving labor and equipment utilization rates; (ii) selling certain assets of the Company; and (iii) exploring additional bank relationships. However, there can be no assurance that management’s plan to improve the Company’s operating performance and financial position will be successful or that the Company will be able to obtain additional financing or more favorable covenant requirements. As a result, the Company’s ability to pay its obligations and meet its covenant requirement could be adversely affected.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of $63,371 and $34,371, respectively. For the three months ended March 31, 2017 and 2016, the Company recorded bad debt expense (net of recoveries) of $29,000 and $39,159, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2017 and 2016, no amounts were expensed for write-downs and write-offs.

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

The Company has leased trucks and equipment in the normal course of business, which were recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of March 31, 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the quarter ended March 31, 2017 and 2016.

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

As of March 31, 2017 and 2016, there were outstanding stock options and warrants to acquire an aggregate of 4,361,168 and 3,730,669 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three months ended March 31, 2017, the diluted share instruments did not have an intrinsic value, as a result, were not included in the diluted share calculation. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three months ended March 31, 2016.

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

Interest and penalties associated with tax positions are recorded in the period assessed as general and administrative expenses. The Company files tax returns in the United States and in the states in which it conducts its business operations. The tax years 2012 through 2016 remain open to examination in the taxing jurisdictions to which the Company is subject.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the three months ended March 31, 2017. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015 the FASB agreed to defer the effective date by one year, the new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently determining the impact of the new standard on revenue from the services we provide. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We currently intend to adopt the new standard as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We continue to evaluate the impact of this new standard on our consolidated financial statements Once adopted, the Company expects to recognize additional assets and liabilities on its consolidated balance sheet related to operating leases with terms longer than one year.

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

Note 4 - Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016

Trucks and vehicles	$54,655,049	$54,353,632
Water transfer equipment	4,834,690	4,520,155
Other equipment	2,903,491	2,898,457
Buildings and improvements	3,896,865	3,896,865
Land	784,636	784,636
Disposal wells	391,003	391,003
Total property and equipment	67,465,734	66,844,748
Accumulated depreciation	(33,803,218)	(32,226,787)
Property and equipment – net	$33,662,516	$34,617,961

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

Note 5 – PNC Credit Facility

PNC Revolving Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provided for a five-year $30 million senior secured revolving credit facility. The 2014 Credit Agreement allowed the Company to borrow up to 85% of eligible receivables and up to 75% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there are no required principal payments until maturity and the Company has the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 4.50% to 5.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 3.00% to 4.00% for Domestic Rate Loans. Interest is calculated monthly and added to the principal balance of the loan. Additionally, the Company incurs an unused credit line fee of 0.375%. The revolving credit facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The outstanding principal loan balance matures on April 30, 2018.

The Company has entered into various amendments to the 2014 Credit Agreement that among other things, (i) modified certain financial covenants, (ii) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans; (iii) modified the advance rates on appraised equipment (iv) reinstated a full cash dominion requirement; and (iv) change various administrative terms under the agreement. As of March 31, 2017, the Company is subject to the following financial covenants:

(1)

To maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 at the end of each fiscal quarter. For the purpose of this covenant, the Fixed Charge Coverage Ratio shall be determined on the basis of Adjusted EBITDA for the trailing four-quarter period ended on the applicable quarterly compliance test date.

(2)	To maintain of leverage ratio as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.50:1.00
December 31, 2017	7.00:1.00
March 31, 2018	5.50:1.00

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder and Chairman of Board of Directors, posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated on or about April 15, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase approximately 965,000 shares of our common stock at an exercise price of approximately $.31 per share.

As of March 31, 2017, the Company had an outstanding principal loan balance under the Credit Agreement of $25,870,836. The interest rate at March 31, 2017 ranged from 5.44% to 5.48% per year for the $24,750,000 of outstanding LIBOR Rate Loans and 7.00% per year for the $1,120,836 of outstanding Domestic Rate Loans. As of March 31, 2017, approximately $4.0 million was available under the Credit Agreement. As of March 31, 2017, the Company was in compliance with its covenants.

As of December 31, 2016, the Company had an outstanding principal loan balance under the Credit Agreement of $23,180,514. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% per year for the $21,250,000 of outstanding LIBOR Rate Loans and 6.75% per year for the $1,930,514 of outstanding Domestic Rate Loans.

Debt Issuance Costs

The Company has capitalized certain debt issuance costs incurred in connection with the PNC senior revolving credit facility discussed above and these costs are being amortized to interest expense over the term of the credit facility using the effective interest method. As of March 31, 2017 and December 31, 2016, $162,174 and $170,746, respectively of unamortized debt issuance costs were included in Prepaid Expenses and Other Current assets in the accompanying consolidated balance sheet. The remaining long-term portion of debt issuance costs of $12,237 and $259,400 is included in Other Assets in the accompanying consolidated balance sheet for March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017 and 2016, the Company amortized $255,734 and $35,571 of these costs to Interest Expense. Due to the maturity date moving from September 12, 2019 to April 30, 2018, the Company recognized an additional $217,000 of debt issuance amortization expenses during the three months ended March 31, 2017.

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

The Company engaged a valuation expert firm to complete the value of the swap utilizing an income approach from a discounted cash flow model. The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of March 31, 2017 and December 31, 2016, the annual discount rate was 13.40% for both periods.

During the three months ended March 31, 2017, the fair market value of the swap instrument increased by $30,000 and resulted in a decrease to the liability and a reduction in interest expense. During the three months ended March 31, 2016, the fair market value of the swap decreased by $98,000 and resulted in an increase in the liability and additional interest expense. The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of March 31, 2017 and December 31, 2016 the interest rate swap liability was $61,000 and $91,000, respectively.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2017	2016

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$342,517	$355,033

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	164,000	170,000

Mortgages payable to banks, interest ranging from 5.9% to 7.25%, due in monthly principal and interest payments of $6,105, secured by land. Remaining principal balances were paid in February 2017.	-	97,839
Total	506,517	622,872
Less current portion	(217,054)	(318,499)
Long-term debt, net of current portion	$289,463	$304,373

Aggregate maturities of debt, excluding the Credit Agreement described in Note 5, are as follows:

Years Ended December 31,
2017	$217,054
2018	52,883
2019	54,910
2020	57,054
2021	59,261
Thereafter	65,355
Total	$506,517

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
March 31, 2017
Derivative Instrument
Interest rate swap	$-	$61,000	$-	$61,000

December 31, 2016
Derivative Instrument
Interest rate swap	$-	$91,000	$-	$91,000

The interest rate swap as of March 31, 2017 consists of a liability of $61,000 (classified within Accounts payable and accrued liabilities).

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

Note 8 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Note 9 – Commitments and Contingencies

Operating Leases

As of March 31, 2017, the Company leases facilities and certain trucks and equipment under lease commitments that expire through June 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending March 31,
2018	$651,361
2019	577,687
2020	570,863
2021	450,539
2022	305,965
Thereafter	61,721
Total	$2,618,136

Rent expense under operating leases for the three months ended March 31, 2017 and 2016 were $196,000 and $186,000 respectively.

HydroFLOW Agreement

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During the three months ended March 31, 2017, the Company completed the purchase of $280,000 of equipment to fulfill its 2016 purchase commitment for exclusivity. During the three months ended March 31, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW.

Equipment Purchase Commitments

As of March 31, 2017 and 2016, the Company did not have any outstanding purchase commitments related to the purchase of equipment and construction of building facilities.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company had an accrued liability of approximately $62,000 and $22,700 as of March 31, 2017 and December 31, 2016, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to quarter end.

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

Note 10 – Stockholders Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of March 31, 2017, 150,001 of these warrants remain outstanding.

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of March 31, 2017, 30,000 of these warrants remain outstanding.

A summary of warrant activity for the three months ended March 31, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2016	180,001	$0.57	1.5	$1,500

Issued for Services	-	-
Exercised	-	-
Forfeited/Cancelled	-
Outstanding at March 31, 2017	180,001	$0.55	1.7	$4,500

Exercisable at March 31, 2017	180,001	$0.55	1.7	$4,500

During the three months ended March 31, 2017, there were no warrants issued or exercised.

Stock Issued for Services

During the three months ended March 31, 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the three months ended March 31, 2016, the Company recorded $1,700 of consulting expense for these services in the accompanying consolidated statement of operations and comprehensive income (loss).

Note 11 – Stock Options

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

A summary of the range of assumptions used to value stock options granted for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended
	March 31,
	2017			2016

Expected volatility	85%	-	102%	85%	-	102%
Risk-free interest rate	1.1%	-	1.2%	1.1%	-	1.2%
Forfeiture rate		0%			0%
Dividend yield		-			-
Expected term (in years)		3.14			3.31

During the three months ended March 31, 2017, no options were granted or exercised.

During the three months ended March 31, 2016, the Company granted options to acquire 130,000 shares of common stock with a weighted-average grant-date fair value of $0.24 per share. During the three months ended March 31, 2016, no options were exercised.

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	4,211,168	$1.09	2.85	$46,233
Granted	-	-
Exercised	-	-
Forfeited or Expired	(30,001)	0.98
Outstanding at March 31, 2017	4,181,167	$1.09	2.60	$-

Vested or Expected to Vest at March 31, 2017	3,026,000	$1.18	2.12	$-
Exercisable at March 31, 2017	3,026,000	$1.18	2.12	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation costs for stock options of $115,828 and $150,433, respectively, in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Non-vested at December 31, 2016	1,659,834	$0.58
Granted	-	-
Vested	(484,666)	1.01
Forfeited	(20,001)	1.05
Non-vested at March 31, 2017	1,155,167	$0.39

As of March 31, 2017, there was $525,475 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 1.26 years.

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

Water Hauling Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton Field in Kansas.

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

The following table sets forth certain financial information with respect to Enservco’s reportable segments:

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Three Months Ended March 31, 2017:
Revenues	$11,983,629	$752,012	$885,005	$154,255	$-	$13,774,901
Cost of Revenue	8,448,546	675,788	912,685	144,161	197,224	10,378,404
Segment Profit	$3,535,083	$76,224	$(27,680)	$10,094	$(197,224)	$3,396,497

Depreciation and Amortization	$1,155,022	$231,659	$156,621	$-	$24,127	$1,576,429

Capital Expenditures (Excluding Acquisitions)	$264,029	$314,535	$37,388	$-	$5,033	$350,432

Identifiable assets(1)	$37,821,256	$4,320,804	$2,076,834	$-	$314,079	$44,523,973

Three Months Ended March 31, 2016:
Revenues	$7,159,823	$31,688	$1,115,548	$-	$-	$8,307,059
Cost of Revenue	4,956,290	458,937	1,190,004	-	164,689	6,769,920
Segment Profit	$2,203,533	$(427,249)	$(74,456)	$-	$(164,689)	$1,537,139

Depreciation and Amortization	$1,330,998	$215,947	$168,802	$-	$32,225	$1,747,972

Capital Expenditures (Excluding Acquisitions)	$318,736	$152,686	$21,734	$-	$16,331	$509,487

Identifiable assets(1)	$37,818,042	$4,108,340	$2,602,177	$-	$333,194	$44,861,753

(1)

Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets. During the three months ended March 31, 2017, the Company transferred the construction assets to other segments in the Company.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations:

	March 31,	March 31,
	2017	2016

Segment profit (loss)	$3,396,497	$1,537,139
General and administrative expense	(994,683)	(1,026,740)
Patent litigation defense costs	(42,688)	(36,166)
Depreciation and amortization	(1,576,429)	(1,747,972)
Income (loss) from Operations	$782,697	$(1,273,739)

Note 13- Subsequent Events

Subordinated Debt

On May 10, 2017, the Company’s largest shareholder, Cross River Partners, L.P. (whose managing member is our Chairman of the Board of Directors), provided $1 million in subordinated debt to the Company as required under the terms of our Tenth Amendment to the PNC Credit Agreement. The subordinated debt has a stated annual interest rate of 10% and maturity date of May 10, 2022. In connection with this issuance of subordinated debt, Cross River was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

Separation Agreement

On May 5, 2017, the Company entered into a separation agreement with Mr. Rick Kasch pursuant to his resignation as President, CEO, and Board Member on such date. The agreement provides for Mr. Kasch to receive termination benefits similar to those outlined in his employment agreement which include salary and bonus payments totaling $511,000 payable at various dates through April 2018. In addition, Mr. Kasch will be entitled to his health benefits and car allowance for a period of 18 months, and all of his unvested options (553,333 shares) will vest in full on June 30, 2017. All stock options currently held by Mr. Kasch will terminate on September 30, 2017. Mr. Kasch has agreed to assist in transition of duties through June 30, 2017. The Company will record a liability and corresponding expense for these separation benefits on its consolidated financial statements during the quarter ended June 30, 2017.

Employment Agreement

On May 9, 2017, Mr. Ian Dickinson was appointed President, CEO and a member of our Board of Directors. Mr. Dickinson entered into an employment agreement with the Company that has a term through June 30, 2018, and is automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Dickinson provides the other with 60 days’ notice of non-renewal or the agreement is otherwise terminated. The agreement provides for an annual base salary equal to $250,000 and standard employment benefits and contains other customary provisions including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

In connection with his employment agreement, Mr. Dickinson was granted an option to purchase 1,200,000 shares of common stock under the Company’s 2016 Stock Incentive Plan at an exercise price of $0.30 per share, The stock options have a five year term and vest 400,000 on May 9, 2017, 400,000 on his first anniversary and 400,000 upon his second anniversary. The options will vest in full upon a change in control as defined in his employment agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three month periods ended March 31, 2017 and 2016, and our financial condition, liquidity and capital resources as of March 31, 2017, and December 31, 2016. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

●	The broad geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, were significant;
●	Adverse weather and environmental conditions;
●	Our reliance on a limited number of customers;
●	Our ability to retain key members of our senior management and key technical employees;
●	The potential impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Developments in the global economy;
●	Changes in tax laws;
●	The effects of competition;
●	The risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto;
●	The effect of seasonal factors; and
●	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock.
●	The ability to obtain alternative financing or amend the PNC Credit Agreement.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

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

RESULTS OF OPERATIONS

Executive Summary

The first quarter of 2017 brought several positive developments. Overall demand for our services increased due to improved industry conditions and cooler temperatures in several of our heating markets. In addition, we added three major customers that expanded our frac water heating business and helped to offset warm weather in the Marcellus/Utica shale market. And finally, we continued to grow and expand our water transfer business. We acquired these assets in January 2016 and due to the dramatic drop in crude oil prices in early 2016 were not able to able to generate any business until late in the fourth quarter last year.

Revenues for the three months ended March 31, 2017 increased $5.5 million, or 66%, from the comparative quarter last year due to a 67% increase in our core well enhancement revenue. Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues. Water transfer revenues were $720,000 higher than the comparable quarter last year due to continued expansion of services.

Segment profits for the quarter were up $1.9 million or 121% from the comparative quarter last year due to the increase in higher margin well enhancement service revenues and water transfer revenues. General & administrative expenses and depreciation expenses were down 3% and 10%, respectively. Interest expense for the quarter increased $338,000 from our first quarter last year primarily due to $255,000 of additional amortization of debt issuance costs related to reduction in term on our PNC credit facility.

For the three months ended March 31, 2017, the Company realized net income of $50,000 or $0.0 per share as compared to a net loss of $1.1 million or ($0.03) per share last year primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the three months ended March 31, 2017 was $2.5 million compared to $661,000 for the comparable quarter last year. For further details regarding the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Industry Overview

Over the last two years our customers have scaled back drilling and completion programs, shifted capital resources to higher margin basins, required substantial concessions from service vendors, and reduced or delayed certain maintenance related work to preserve capital. Further, the overall reduction in service activity resulted in same amount of service vendors pursuing fewer jobs which put even further downward pressure on the pricing of services. Some competitors responded by pricing work at what we believe to be negative margins. Although the Company has been able to partially mitigate the impact of the operating environment by deploying resources to more active customers and basins, our revenue growth and operating margins have been significantly negatively impacted by reduced overall demand for our services, required pricing concessions and the delay of hot oiling and acidizing maintenance work.

Crude prices and the North American rig count have increased significantly since the low points in February 2016 and May 2016, respectively, signaling that the industry downturn may have hit bottom and begun a market recovery. In the fourth quarter of 2016, the average United States rig count increased 23% compared to the third quarter, and we started to see a pickup in completion and production maintenance service activity towards the end of the fourth quarter. Service activity continued to improve in the first quarter of 2017.

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

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the quarter ended March 31, 2017 and 2016:

	For the Quarter Ended March 31,
	2017	2016
REVENUES:
Well Enhancement Services	$11,983,629	$7,159,823
Water Transfer Services	752,012	31,688
Water Hauling Services	885,005	1,115,548
Construction Services	154,255	-

Total Revenues	$13,774,901	$8,307,059

	For the Quarter Ended March 31,
	2017	2016
SEGMENT PROFIT (LOSS):
Well Enhancement Services	$3,535,083	$2,203,533
Water Transfer Services	76,224	(427,249)
Water Hauling Services	(27,680)	(74,456)
Construction Services	10,094	-
Unallocated & Other	(197,224)	(164,689)

Total Segment Profit (loss)	$3,396,497	$1,537,139

Well Enhancement Services

Well Enhancement Services, which accounted for 87% of total revenues for the quarter, increased $4.8 million, or 66%, to $11.9 million for the three months ended March 31, 2017. Increased demand for services due improved industry conditions, the addition of three major customers in our frac water heating business, and cooler temperatures in our heating markets all contributed to the increase in revenues over last year.

Frac water heating revenues for the three months ended March 31, 2017 increased $4.2 million, or $104% million, from 2016. Improved industry conditions including relatively stable commodity prices and increased drilling rig activity has increased demand for our services since December 2016. Further, the addition of three additional customers in the Rocky Mountain region also contributed to a substantially increase in frac water heating in this area. Warm winter temperatures in the Northeast for the second consecutive heating season continued to negatively impact frac water heating in the Marcellus/Utica Shale market, which was down significantly during the first quarter of 2017 as compared to the same quarter year.

Hot oil revenues for the three months ended March 31, 2017 increased approximately $326,000, or 11%, to $3.3 million, from 2016. Incremental hot oil service revenues from our geographic expansion into the Eagle Ford combined with increased revenues in North Dakota due to improved commodity prices were the primary reasons for the increase over last year.

Acidizing revenues for the three months ended March 31, 2017 increased by approximately $341,000, or 272%, to approximately $466,000 primarily due to incremental acidizing revenues from our geographic expansion into the Eagle Ford.

Segment profits for our core well enhancement services increased by $1.3 million or 60% for the three months ended March 31, 2017 compared to the same period in 2016. Increased revenues from the aforementioned cooler temperatures associated with normal winter weather, the rebound of oil prices, and addition of new customers contributed to the improved segment profits. The Company plans to continue to re-deploy equipment to more active regions including the Permian Basin to increase utilization and improve this segment’s profits.

Water Transfer Services:

Water Transfer Services, which accounted for 5% of first quarter revenues, increased by $721,000 to $752,000 for the three months March 31, 2017 due to the incremental revenues from two new customers during the quarter. The Company is scheduled for additional water transfer projects through the end of 2017.

The Company continues to market and conduct proof of concept studies for the new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. During the three months ended March 31, 2017 and 2016, the Company did not recognized any revenues.

Segment profits for the three months ended March 31, 2017 were $76,000 as compared to a loss of $427,000 for the comparable quarter last year. Operating costs were significantly higher last year as the Company was attempting to launch and market these new services. Segment profits generated for water transfer work in 2017 were partially offset by approximately $85,000 of marketing and trial costs related to the HydroFLOW water treatment services.

Water Hauling Services

Water hauling service revenues, which represent 6% of revenues, declined $230,000, or 21%, during the three months ended March 31, 2017 compared to the first quarter last year; primarily due to cessation of certain low margin accounts and reduced service activity in our Central USA region due to heavy rains during February. The Company has added a new customer and anticipates that revenues and segment profit margins should increase over the next several months due to more favorable water hauling service agreements.

The Company recorded a segment loss of $28,000 for the three months ended March 31, 2017 compared to a segment loss of $75,000 for the first quarter last year. Segment revenues during the first quarter of 2017 were negatively impacted by aforementioned heavy rains. The reduction in the segment operating loss from the same quarter last year was primarily due to cost reduction efforts, including an across the board pay reduction in 2016 which reduced costs and improved margins.

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

For the three months ended March 31, 2017, the Company recognized approximately $154,000 of construction service revenue. Operating profits of $12,000. The Company plans to utilize the construction segment to retain employees during slow periods, but expects to focus primarily on dirt hauling projects which are less labor intensive.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers and sales personnel that sell services for various segments.

During the three month ended March 31, 2017, unallocated segment costs increased by $33,000, to approximately $197,000 compared to a segment loss of $164,000 for the first quarter in 2016, respectively, due to an increase in personnel costs.

Geographic Areas:

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2017 and 2016:

	For the Quarter Ended March 31,
	2017	2016
BY GEOGRAPHY:
Rocky Mountain Region (1)	$10,902,457	$5,087,449
Central USA Region (2)	2,630,865	2,336,506
Eastern USA Region(3)	241,579	883,104
Total Revenues	$13,774,901	$8,307,059

Notes to tables:

(1)

Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves is the only Company subsidiary operating in this region.

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

Revenues in the Rocky Mountain Region increased $5.8 million, or 114%, to $10.9 million for the quarter ended March 31, 2017 due to several factors including (i) increased frac water heating activity in the DJ Basin/Niobrara Shale, Bakken Field, and Wyoming basins due to the normal winter temperatures and incremental revenues generated from three new customers; and (ii) increased hot oiling service activity in the Bakken Field and DJ Basin.

Revenues in the Central USA region increased by approximately $294,000, or 13%, to $2.6 million for the quarter ended March 31, 2017 primarily due incremental revenues from our geographic expansion into the Eagle Ford Shale of $540,000. This increase was offset by a $230,000 decline in water hauling activity in the Hugoton field area. Scaled back service work, price concessions and elimination of certain low margin water hauling customers were the primary reasons for decline in water hauling business in the Hugoton field area.

Revenues in the Eastern USA region decreased approximately $641,000, or 73%, to $242,000 for the quarter ended March 31, 2017 primarily due to lower frac water heating and hot oil service activity in the Marcellus and Utica shale basin. Unseasonably warm weather during the last two heating seasons has significantly reduced demand for heating services in this basin and essentially eliminated most of our frac water heating revenue in the first quarter of 2017. During the quarter, the Company redeployed certain frac heating equipment to other regions to increase utilization rates.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season”, are significantly higher than revenues earned during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Water Hauling services and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated 72% of its 2016 revenues during the first and fourth quarters of 2016 compared to 28% during the second and third quarters of 2016. The Company continues to pursue various strategies to lessen these quarterly fluctuations by increasing non-seasonal business opportunities.

General and Administrative Expenses:

During the three months ended March 31, 2017, general and administrative expenses declined $32,000, or 3%, to $994,000 compared to $1.0 million in the same quarter last year. Lower costs attributable to reductions in personnel and other cost saving initiatives implemented last year were offset by higher consulting costs.

Patent Litigation and Defense Costs:

Patent litigation and defense costs increased slightly to $42,000 for the three months ended March 31, 2017. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, litigation and defense costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the quarter ended March 31, 2017 decreased $171,000, or 9%, from 2016 primarily due to several assets becoming fully depreciated or amortized in 2016 and 2017.

Income (Loss) from operations:

For the quarter ended March 31, 2017, the Company recognized a profit from operations of $783,000 compared to a loss from operations of $1.3 million for 2016; primarily due to a $5.5 million increase in revenues and improved segment profits in our water transfer business. The reduction in depreciation and amortization expenses during the first quarter of 2017 compared to last year also contributed to this improvement.

Interest Expense:

Interest expense increased $338,000, or 91%, to $710,000 in 2016 compared to $373,000 in 2016; primarily to due to $255,000 of additional amortization expense of debt issuance costs related to reduction in term on our PNC credit facility. In addition, higher amendment fees and increases in our effective interest rate due to amendments to our PNC credit facility also contributed to the increase. These increases were offset by a $128,000 reduction in interest expense from last year related to the fair value adjustments on the PNC interest rate swap agreement.

Income Taxes:

Income tax expense was $25,000 for the three months ended March 31, 2017 compared to a tax benefit of $568,000 in the first quarter of 2016. Our effective tax rate was approximately 35% for the three months ended March 31, 2017 and 2016. Our effective tax benefit in 2017 and 2016 approximates the federal statutory rate of 35%.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For Three Months Ended March 31,
	2017	2016

Net Income (Loss)	$50,357	$(1,075,569)
Add Back (Deduct)
Interest Expense	710,417	372,668
Provision for income taxes (benefit) expense	27,115	(568,842)
Depreciation and amortization	1,576,429	1,747,972
EBITDA*	2,364,318	476,229
Add Back (Deduct)
Stock-based compensation	115,827	150,433
Patent litigation and defense costs	42,688	36,166
Interest and other income	(5,192)	(1,996)
Adjusted EBITDA*	$2,517,641	$660,832

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

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our leverage and fixed charge ratio covenants associated with our Credit Agreement require the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2017 increased $1.9 million or 281% to $2.5 million compared to $661,000 for the same quarter last year. This increase was primarily due to the increase in revenues and segment profits from well enhancement and water transfer services.

LIQUIDITY AND CAPITAL RESOURCES

 The following table summarizes our statements of cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016

Net cash (used in) provided by operating activities	$(2,381,155)	$2,932,766
Net cash used in investing activities	(620,984)	(4,504,676)
Net cash provided by financing activities	2,523,967	2,355,952
Net Increase (Decrease) in Cash and Cash Equivalents	(478,172)	784,042

Cash and Cash Equivalents, Beginning of Period	620,764	804,737

Cash and Cash Equivalents, End of Period	$142,592	$1,588,779

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2017 and December 31, 2016 and combined with the discussion below is important for understanding our liquidity:

	March 31, 2017	December 31, 2016

Current Assets	$11,397,819	$7,037,068
Total Assets	45,528,139	42,369,996
Current Liabilities	4,292,314	4,001,098
Total Liabilities	30,946,509	27,954,550

Stockholders’ equity	14,581,630	14,415,446

Working Capital (Current Assets net of Current Liabilities)	7,105,505	3,035,970
Long-term debt to Equity	1.79 to 1	1.16 to 1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At March 31, 2017, we had approximately $143,000 of cash and cash equivalents and approximately $4.0 million available under our asset based senior revolving credit facility.

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

The Company has entered into various amendments to the 2014 Credit Agreement that among other things, (i) modified certain financial covenants, (ii) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans; (iii) modified the advance rates on appraised equipment (iv) reinstated a full cash dominion requirement; and (iv) change various administrative terms under the agreement. As of March 31, 2017, the Company is subject to the following financial covenants:

(1)

To maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 at the end of each fiscal quarter. For the purpose of this covenant, the Fixed Charge Coverage Ratio shall be determined on the basis of Adjusted EBITDA for the trailing four-quarter period ended on the applicable quarterly compliance test date.

(2)	To maintain of leverage ratio as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
March 31, 2017	5.50:1.00
June 30, 2017	4.50:1.00
September 30, 2017	4.50:1.00
December 31, 2017	7.00:1.00
March 31, 2018	5.50:1.00

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. It is expected that the letter of credit will be converted into subordinated debt with a maturity dated on or about April 15, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase approximately 965,000 shares of our common stock at an exercise price of approximately $.31 per share. On May 10, 2017, the Company’s largest shareholder, Cross River Partners L.P. (managed by the Chairman of the Board of Directors), provided $1 million in subordinated debt to the Company as required under the terms of the Tenth Amendment. The subordinated debt has a stated interest rate of 10% and maturity date of May 10, 2022. In connection with this issuance of subordinated debt, Cross River was granted a warrant to purchase 645,161 shares of common stock at an exercise price of $0.31 per share.

As of March 31, 2017, the Company had an outstanding principal loan balance of $25,870,836. The interest rate at March 31, 2017 ranged from 5.44% to 5.48% per year for the $24,750,000 of outstanding LIBOR Rate Loans and 7.00% per year for the $1,120,836 of outstanding Domestic Rate Loans. As of March 31, 2017, approximately $4.0 million was available under the revolving credit agreement. As of March 31, 2017, the Company was in compliance with its covenants.

As of December 31, 2016, the Company had an outstanding principal loan balance of $23,180,514. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% for the $21,250,000 of outstanding LIBOR Rate Loans and 6.75% per year for the $1,930,514 of outstanding Domestic Rate Loans. As of December 31, 2016, approximately $4.5 million was available under the revolving credit agreement.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC which the Company designated as a fair value hedge against the variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement include an initial notional amount of $10 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% per year paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% per year paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The Company engaged a valuation expert firm to complete the value of the swap utilizing an income approach from a discounted cash flow model. The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of March 31, 2017 and December 31, 2016, the discount rate was 13.40% and 13.40% per year, respectively.

During the three months ended March 31, 2017, the fair market value of the swap instrument increased by $30,000 and resulted in a decrease to the liability and a reduction in interest expense. During the three months ended March 31, 2016, the fair market value of the swap decreased by $98,000 and resulted in an increase in the liability and additional interest expense. The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of March 31, 2017 and December 31, 2016, the interest rate swap liability was $61,000 and $91,000, respectively.

Liquidity:

As of December 31, 2016, the Company’s available liquidity was $4.1 million, which was substantially comprised of $4.0 million of availability on the credit facility and $143,000 in cash. The Company continues to borrow from the credit facility to fund working capital requirements.

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

Working Capital:

As of March 31, 2017, the Company had working capital of approximately $7.1 million compared to $3.0 million at our 2016 fiscal year, primarily attributable to an increase in accounts receivable of $5.2 million due to higher frac water heating revenues during the first quarter of 2017.

Cash flow from Operating Activities:

For the three months ended March 31, 2017, the Company used $2.4 million of cash from operating activities compared to $2.9 million of cash provided from operations for the comparable quarter last year primarily attributable to the $5.2 million increase in accounts receivable during the first quarter of 2017 due to higher well enhancement revenues.

Cash flow from Investing Activities:

Cash flow used in investing activities during the quarter ended March 31, 2017 was $621,000 as compared to $4.5 million, during the comparable quarter last year, primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT in first quarter 2016. The $621,000 of capital expenditures for the quarter ended March 31, 2017 was for maintenance CAPEX and purchase of assets used in operations.

Cash flow from Financing Activities:

Cash provided by financing activities for the quarter ended March 31, 2017 was $2.5 million compared to $2.4 million for the comparable period last year. During the quarter ended March 31, 2017, the Company borrowed a net $2.7 million (proceeds net of principal payments) under the PNC revolving credit facility to fund capital expenditures and working capital needs during the quarter including the $5.2 million increase in accounts receivable. During the quarter ended March 31, 2016, the Company borrowed a net $2.4 million under the PNC revolving credit facility to fund capital expenditures including the $4.2 million purchase of water transfer assets. Cash flow from operations due to the collection of accounts receivable in 2016 were used pay down debt during the first quarter last year.

Outlook:

The current oil and gas environment provides us an opportunity to optimize our asset base and increase our cash flow through the increase in both the oil prices and oil and gas well drilling. Our goal is to right size our balance sheet and increase the utilization rate of our assets. If we overcome this, we believe we can emerge from the downturn well positioned and take advantage of the current market conditions. The Company plans to continue to look for opportunities to expand its business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. The Company will seek to focus on adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

The Company’s capital obligations as of March 31, 2017 consists primarily of scheduled principal payments under certain term loans and operating leases.  The Company does not have any scheduled principal payments under its five-year, $30 million revolving credit facility with PNC Bank until April 30, 2018. However, the entire principle is current as of April 30, 2017. The Company may need to make future principal payments based upon collateral availability and to maintain required leverage ratios. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During 2017, the Company purchased $280,000 of equipment meet its 2016 purchase commitment for exclusivity. During the three months ended March 31, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW.

OFF-BALANCE SHEET ARRANGEMENTS

Other than the $1.5 million letter of credit provided to PNC bank by our largest shareholder in connection with the tenth amendment to the 2014 credit agreement and guarantees made by Enservco (as the parent Company) on various loan agreements and operating leases disclosed in Note 9 to the Condensed Consolidated Balance Sheet, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates have not changed from those reported in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" in in our 2016 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See disclosure in the Item 3 of our annual Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017, which is incorporated herein by reference. There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
11.1	Statement of Computation of per share earnings (contained in Note 3 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Robert J. Devers, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Robert J. Devers, Chief Financial Officer). Filed herewith.

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

ENSERVCO CORPORATION

Date: May 11, 2017	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: May 11, 2017	/s/ Robert J. Devers
Robert J. Devers, Principal Financial Officer and Principal Accounting Officer