Form 10-Q
period 2017-06-30
Enservco Corp
filed 2017-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2017
Common stock, $.005 par value	51,067,660

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$620,635	$620,764
Accounts receivable, net	3,950,781	4,814,276
Prepaid expenses and other current assets	783,979	970,802
Inventories	410,017	407,379
Income tax receivable	-	223,847
Total current assets	5,765,412	7,037,068

Property and Equipment, net	32,270,514	34,617,961
Deferred Tax Asset, net	547,248	-
Other Assets	506,091	714,967

TOTAL ASSETS	$39,089,265	$42,369,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,300,089	$3,682,599
Current portion of long-term debt	176,403	318,499
Total current liabilities	3,476,492	4,001,098

Long-Term Liabilities
Senior revolving credit facility	20,445,049	23,180,514
Subordinated debt	2,198,463	-
Long-term debt, less current portion	278,412	304,373
Deferred income taxes, net	-	468,565
Warrant liability	306,648	-
Total long-term liabilities	23,228,572	23,953,452
Total liabilities	26,705,064	27,954,550

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized, 51,171,260 and 51,171,260 shares issued, respectively; 103,600 shares of treasury stock; and 51,067,660 and 51,067,660 shares outstanding, respectively	255,337	255,337
Additional paid-in capital	19,313,457	18,867,702
Accumulated deficit	(7,184,593)	(4,707,593)
Total stockholders' equity	12,384,201	14,415,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,089,265	$42,369,996

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues
Well enhancement services	$5,819,435	$2,660,526	$17,803,064	$9,820,349
Water transfer services	305,994	-	1,058,006	31,688
Water hauling services	880,801	888,892	1,765,806	2,004,440
Construction services	99,811	588,934	254,066	588,934
Total revenues	7,106,041	4,138,352	20,880,942	12,445,411

Expenses
Well enhancement services	4,324,845	2,790,690	12,773,391	7,747,146
Water transfer services	616,468	420,316	1,292,256	879,252
Water hauling services	1,192,372	830,872	2,105,057	2,020,876
Construction services	67,483	712,326	211,644	712,326
Functional support	231,585	183,977	428,809	348,666
General and administrative expenses	1,289,616	901,321	2,284,299	1,927,896
Patent litigation and defense costs	24,542	39,446	67,230	75,612
Severance and Transition Costs (1)	767,755	-	767,755	-
Depreciation and amortization	1,674,875	1,617,620	3,251,304	3,365,592
Total operating expenses	10,189,541	7,496,568	23,181,745	17,075,366

Income (Loss) from Operations	(3,083,500)	(3,358,216)	(2,300,803)	(4,631,955)

Other Income (Expense)
Interest expense	(499,288)	(500,783)	(1,209,705)	(873,451)
Gain (Loss) on disposals of equipment	-	233,473	-	233,473
Other income	36,787	5,010	41,979	7,006
Total other expense	(462,501)	(262,300)	(1,167,726)	(632,972)

Income (Loss) Before Tax Expense	(3,546,001)	(3,620,516)	(3,468,529)	(5,264,927)
Income Tax Benefit (Expense)	1,018,644	1,239,865	991,529	1,808,707
Net Loss	$(2,527,357)	$(2,380,651)	$(2,477,000)	$(3,456,220)

Earnings (Loss) per Common Share - Basic	$(0.05)	$(0.06)	$(0.05)	$(0.09)

Earnings (Loss) per Common Share – Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.09)

Basic weighted average number of common shares outstanding	51,067,660	38,130,160	51,067,660	38,129,910
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	-
Diluted weighted average number of common shares outstanding	51,067,660	38,130,160	51,067,660	38,129,910

(1) Severance and transition costs comprise (i) payments and accruals for future payments to our former Chief Executive Officer and Chief Financial Officer and (ii) legal fees directly related to separation and transition activities.

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(2,477,000)	$(3,456,220)
Adjustments to reconcile net loss to net cash provided by operating activities	-
Depreciation and amortization	3,251,304	3,365,592
(Gain) loss on disposal of equipment	-	(233,473)
Deferred income taxes	(878,657)	(1,808,707)
Stock-based compensation	445,755	317,504
Stock issued for services	-	1,714
Amortization of debt issuance costs and warrants	297,557	74,694
Bad debt expense	49,402	86,949
Changes in operating assets and liabilities	-
Accounts receivable	729,113	4,247,742
Inventories	(2,638)	(49,834)
Prepaid expense and other current assets	151,843	(35,030)
Income taxes receivable	223,847	(1,400)
Other assets	(32,335)	-
Accounts payable and accrued liabilities	260,025	(336,229)
Net cash provided by operating activities	2,018,216	2,173,302

INVESTING ACTIVITIES
Purchases of property and equipment	(970,825)	(4,572,318)
Proceeds from disposal of equipment	120,537	321,725
Net cash used in investing activities	(850,288)	(4,250,593)

FINANCING ACTIVITIES
Net line of credit (repayments) borrowings	(2,000,000)	1,911,099
Proceeds from issuance of long-term debt	1,000,000	-
Repayment of long-term debt	(168,057)	(71,359)
Net cash (used in) provided by financing activities	(1,168,057)	1,839,740

Net Decrease in Cash and Cash Equivalents	(129)	(237,551)

Cash and Cash Equivalents, beginning of period	620,764	804,737

Cash and Cash Equivalents, end of period	$620,635	$567,186

Supplemental cash flow information:
Cash paid for interest	$35,967	$38,430
Cash (received) paid for taxes	$(222,110)	$1,400

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from subordinated debt borrowings (1)	$1,500,000	$-
Non-cash proceeds from revolving credit facility (2)	$814,535	$584,029
Non-cash repayment of revolving credit facility (1)	$(1,500,000)	$-

(1) As discussed in more detail in Note 5, during the six months ended June 30, 2017, we received proceeds from two subordinated promissory notes issued by our largest shareholder. Proceeds from one of the borrowings were remitted directly to our lender to reduce the outstanding balance under our senior revolving credit facility.

(2) Interest and other charges incurred pursuant to our senior revolving credit facility are calculated periodically and added to the principal balance of the loan. As such, we do not make cash payments for interest charges related to this facility.

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of June 30, 2017 and December 31, 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016.

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

The accompanying unaudited condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 – Liquidity and Managements’ Plans

As of June 30, 2017, the Company’s available liquidity was approximately $2.1 million, which was substantially comprised of $1.5 million of availability under our credit facility (the "Prior Credit Facility") provided pursuant to the Amended and Restated Revolving Credit and Security Agreement with PNC Bank, N.A. (the “2014 Credit Agreement”) and approximately $621,000 in cash. During the six months ended June 30, 2017, the Company repaid approximately $3.5 million under the Prior Credit Facility using proceeds from subordinated debt borrowings and net cash provided by our operations (partially offset by interest expense accrued to the borrowing balance).

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. As described in more detail in Note 5, the Company complied with such requirements. However, upon entering the Tenth Amendment, the Company determined that the Prior Credit Facility did not provide sufficient liquidity on an ongoing basis, and that cash flow from operations and other sources would not generate sufficient cash to cover current obligations, most notably the maturity of the Prior Credit Facility provided under the 2014 Credit Agreement in April 2018. Due to the decreased term and restrictions imposed by the lender upon entering the 10th Amendment, during the six months ended June 30, 2017, the Company began exploring alternative financing to provide ongoing liquidity with more favorable terms with regards to availability of credit, borrowing costs, and covenants.

As described in more detail in Note 13, Subsequent Events, subsequent to June 30, 2017, the Company entered into a Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank"), which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”). On August 10, 2017 we repaid all amounts due under the Prior Credit Facility using proceeds from New Credit Facility, and therefore have classified the $20.4 million loan balance outstanding under the Prior Credit Facility as a long-term liability in the accompanying consolidated balance sheet. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.7 million under the New Credit Facility.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $83,000 and $34,000, respectively. For the three and six months ended June 30, 2017, the Company recorded bad debt expense (net of recoveries) of approximately $20,000 and $49,000, respectively. For the three and six months ended June 30, 2016, the Company recorded bad debt expense (net of recoveries) of approximately $48,000 and $87,000, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2017 and 2016, no amounts were expensed for write-downs and write-offs.

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

The Company has leased equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of June 30, 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three or six months ended June 30, 2017 and 2016.

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

As of June 30, 2017 and 2016, there were outstanding stock options and warrants to acquire an aggregate of 5,749,433 and 5,120,669 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the three and six months ended June 30, 2017, the diluted share instruments did not have an intrinsic value, as a result, were not included in the diluted share calculation. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three and six months ended June 30, 2017 and 2016.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of June 30, 2017, we had approximately $197,000 in unamortized loan fees and other deferred costs associated with the 2014 Credit Agreement, which we expect to charge to expense upon the termination of that agreement.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the six months ended June 30, 2017. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, stock based compensation expense, income tax provision, the valuation of derivative financial instruments (warrants and interest rate swaps), and the valuation of deferred taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015 the FASB agreed to defer the effective date by one year, the new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently determining the impact of the new standard on revenue from the services we provide. Our approach includes performing a detailed review of key contracts representative of our different subsidiary businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We expect that the new standard will require more robust disclosure of details surrounding our revenue from contracts with customers. We currently intend to adopt the new standard as of January 1, 2018.

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

Note 4 - Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016

Trucks and vehicles	$54,855,287	$54,353,632
Water transfer equipment	4,906,505	4,520,155
Other equipment	2,913,112	2,898,457
Buildings and improvements	3,896,865	3,896,865
Land	784,636	784,636
Disposal wells	391,003	391,003
Total property and equipment	67,747,408	66,844,748
Accumulated depreciation	(35,476,894)	(32,226,787)
Property and equipment – net	$32,270,514	$34,617,961

Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (“WET”) and HII Technologies, Inc. (“HIIT”) for approximately $4 million. These assets include high and low volume pumps, aluminum pipe, manifolds, lay flat hose, generators, other support equipment including vehicles and trailers. As part of the HIIT acquisition, HWWM also acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW. In accordance with FASB Accounting Standards Codification 805, Business Combinations, the Company has accounted for the transactions with both HIIT and WET as asset acquisitions.

Note 5 – Revolving Credit Facilities

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

The Company has entered into various amendments to the 2014 Credit Agreement that among other things, (i) modified certain financial covenants, (ii) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans; (iii) modified the advance rates on appraised equipment (iv) reinstated a full cash dominion requirement; and (iv) change various administrative terms under the agreement. As of June 30, 2017, the Company is subject to the following financial covenants:

(1)

To maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 at the end of each fiscal quarter. For the purpose of this covenant, the Fixed Charge Coverage Ratio shall be determined on the basis of Adjusted EBITDA, as defined in the 2014 Credit Agreement, for the trailing four-quarter period ended on the applicable quarterly compliance test date, based on a quarterly build beginning with the fourth quarter of 2016.

(2)	To maintain of leverage ratio as follows:

Fiscal Quarter Ending:	Maximum Leverage Ratio
June 30, 2017	4.50	:	1.00
September 30, 2017	4.50	:	1.00
December 31, 2017	7.00	:	1.00
March 31, 2018	5.50	:	1.00

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder, Cross River Partners, L.P. ("Cross River"), whose managing member is the chairman of our Board of Directors, posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River also provided $1.0 million in subordinated debt to the Company as required under the terms of our Tenth Amendment to the PNC Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. We accounted for the warrants issued in connection with the subordinated debt as a liability in the accompanying consolidated balance sheet as of June 30, 2017.

As of June 30, 2017, the Company had an outstanding principal loan balance under the 2014 Credit Agreement of approximately $20.4 million. The interest rate at June 30, 2017 ranged from 5.55% to 5.72% per year for the $18.5 million of outstanding LIBOR Rate Loans and 7.25% per year for the $1.9 million of outstanding Domestic Rate Loans. As of June 30, 2017, approximately $1.5 million was available under the 2014 Credit Agreement.

As of December 31, 2016, the Company had an outstanding principal loan balance under the 2014 Credit Agreement of $23.2 million. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% per year for the $21.3 million of outstanding LIBOR Rate Loans and 6.75% per year for the $1.9 million of outstanding Domestic Rate Loans. As of December 31, 2016, approximately $4.5 million was available under the 2014 Credit Agreement.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the 2014 Credit Agreement.

As described in more detail in Note 13, Subsequent Events, subsequent to June 30, 2017, the Company entered into a Loan and Security Agreement with East West Bank (the "2017 Credit Agreement"). On August 10, 2017 we repaid all amounts due under the 2014 Credit Agreement using proceeds from 2017 Credit Agreement, and therefore have classified the $20.4 million loan balance outstanding under the 2014 Credit Agreement as a long-term liability in the accompanying consolidated balance sheet.

Debt Issuance Costs

The Company has capitalized certain debt issuance costs incurred in connection with the PNC senior revolving credit facility discussed above and these costs are being amortized to interest expense over the term of the credit facility on a straight-line basis. As of June 30, 2017 and December 31, 2016, approximately $147,000 and $171,000, respectively of unamortized debt issuance costs were included in Prepaid Expenses and Other Current assets in the accompanying consolidated balance sheet. The remaining long-term portion of debt issuance costs of $51,000 and $259,000 is included in Other Assets in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, the Company amortized approximately $37,000 and $292,000 of these costs to Interest Expense. During the three and six months ended June 30, 2016, the Company amortized approximately $39,000 and $74,000 of these costs to Interest Expense, respectively. Due to the maturity date moving from September 12, 2019 to April 30, 2018, the Company recognized an additional $217,000 of debt issuance amortization expenses during the six months ended June 30, 2017.

Upon the repayment of the 2014 Credit Agreement subsequent to June 30, 2017, we expect to write off all remaining debt issuance costs incurred in connection with the facility. Such unamortized debt issuance costs totaled approximately $197,000 as of June 30, 2017.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC in order to hedge against the variability in cash flows from future interest payments related to the 2014 Credit Agreement. The terms of the interest rate swap agreement include an initial notional amount of $10.0 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the three months ended June 30, 2017, the fair market value of the swap instrument decreased by approximately $11,000 and resulted in an increase to the liability and an increase in interest expense. During the six months ended June 30, 2017, the fair market value of the swap instrument increased by approximately $19,000 and resulted in a decrease to the liability and a reduction in interest expense. During the three and six months ended June 30, 2016, the fair market value of the swap instrument decreased by $74,000 and $172,000, respectively, and resulted in an increase in the liability and an increase in interest expense. The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of June 30, 2017 and December 31, 2016 the interest rate swap liability was $72,000 and $91,000, respectively.

In connection with the termination of the 2014 Credit Agreement, subsequent to June 30, 2017, we terminated the interest rate swap agreement with PNC. We expect to enter into a similar interest rate swap agreement in connection with the 2017 Credit Agreement.

Note 6 – Long-Term Debt

Long-term debt (excluding borrowings under our 2014 Credit Agreement described in Note 5) consists of the following:

	June 30,	December 31,
	2017	2016

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$329,815	$355,033

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	125,000	170,000

Mortgages payable to banks, interest ranging from 5.9% to 7.25%, due in monthly principal and interest payments of $6,105, secured by land. Remaining principal balances were paid in February 2017.	-	97,839
Total	454,815	622,872
Less current portion	(176,403)	(318,499)
Long-term debt, net of current portion	$278,412	$304,373

Aggregate maturities of debt, (excluding borrowings under our 2014 Credit Agreement described in Note 5), are as follows:

Twelve Months Ending June 30,
2017	$176,403
2018	53,392
2019	55,438
2020	57,602
2021	59,831
Thereafter	52,149
Total	$454,815

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
June 30, 2017
Derivative Instrument
Warrant liability	$-	$-	$306,648	$306,648
Interest rate swap	$-	$72,000	$-	$72,000

December 31, 2016
Derivative Instrument
Interest rate swap	$-	$91,000	$-	$91,000

The warrant liability as of June 30, 2017 consists of a liability of approximately $307,000 (classified within Warrant liability). The interest rate swap as of June 30, 2017 consists of a liability of $72,000 (classified within Accounts payable and accrued liabilities).

The Company's warrant liability was valued as a derivative instrument at issuance and at June 30, 2017 using the Black-Scholes option pricing model, using observable market inputs and management judgment based on the following assumptions: a risk-free interest rate of 1.51%, expected dividend yield of 0%, a term of 2.5 years, and a volatility of 96.39%. The valuation policies used are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

The Company’s interest rate swap is valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets, and therefore the derivative instrument is classified within Level 2 of the fair value hierarchy. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. The fair value estimates of our derivative financial instruments do not reflect their actual trading value.

Note 8 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended June 30, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the three and six months ended June 30, 2017, the Company recorded net income tax benefit of $1.0 million and $992,000, respectively, primarily due to our net operating losses during the three and six months ended June 30, 2017. As of June 30, 2017, the Company had recorded a deferred tax asset, net, of approximately $547,000.

Note 9 – Commitments and Contingencies

Operating Leases

As of June 30, 2017, the Company leases facilities and certain equipment under lease commitments that expire through June 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending June 30,
2018	$622,242
2019	562,518
2020	569,194
2021	381,370
2022	290,046
Thereafter	-
Total	$2,425,370

Rent expense under operating leases, including month-to-month leases, for the three and six months ended June 30, 2017 were approximately $191,000 and $405,000, respectively. Rent expense under operating leases, including month-to-month leases, for the three and six months ended June 30, 2016 were $200,000 and $404,000 respectively.

HydroFLOW Agreement

             Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company is required to purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During the six months ended June 30, 2017, the Company completed the purchase of $280,000 of equipment to fulfill its 2016 purchase commitment for exclusivity. During the three and six months ended June 30, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW. The Company has negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $75,000 per individual participant. The Company had an accrued liability of approximately $63,000 and $23,000 as of June 30, 2017 and December 31, 2016, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to quarter end.

Effective April 1, 2015, the Company entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018. Under the terms of the policy, the Company is required to pay premiums in addition to a portion of the cost of any claims made by our employees, subject to a maximum of approximately $1.5 million over the term of the policy. In June, 2017, an employee of one of our subsidiaries sustained bodily injury while in the course of employment, and the projected cost of the claim exceeded the amount we had previously paid in under the policy. As a result, subsequent to June 30, 2017, we made a payment of approximately $612,000 under the terms of the policy. The amount was based on an estimate of the total cost of the claim, including costs that have not yet been incurred in connection with the claim. During the three and six months ended June 30, 2017, we recorded an accrual based on our estimate of amounts incurred under the claim of approximately $250,000, and recorded the remaining $362,000 of the payment as a long-term asset, which will be recognized as expense as claim costs are incurred in connection with the claim. As a result, expense of $250,000 is included within Expenses, Water hauling services in the accompanying statement of operations. Per the terms of our policy, subsequent to June 30, 2017, we had paid in approximately $1.4 million of the projected maximum plan cost of $1.5 million. Therefore, our contnued exposure to this and other workers' compensation claims through the term of our policy and additional policy premiums is approximately $163,000.

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

Note 10 – Stockholders’ Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of June 30, 2017, 150,001 of these warrants remain outstanding.

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of June 30, 2017, 30,000 of these warrants remain outstanding.

In June 2017, in connection with a subordinated loan agreement described in more detail in Note 2 and Note 5, the Company granted Cross River two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20 day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the accompanying balance sheet. As of June 30, 2017, all of these warrants remain outstanding.

A summary of warrant activity for the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2016	180,001	$0.57	1.51	$-
Issued	1,612,902	0.31	5.00	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding at June 30, 2017	1,792,903	$0.34	4.60	-

Exercisable at June 30, 2017	1,792,903	$0.34	4.60	-

Stock Issued for Services

During the six months ended June 30, 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. During the six months ended June 30, 2016, the Company recorded $1,700 of consulting expense for these services.

Note 11 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2016, there were options to purchase 2,251,168 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of June 30, 2016, there were options to purchase 1,960,000 shares outstanding under the 2016 Plan.

A summary of the range of assumptions used to value stock options granted for the three and six months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended						For the Six Months Ended
	June 30,						June 30,
	2017			2016			2017			2016

Expected volatility	89%	-	93%	81%	-	84%	89%	-	93%	81%	-	102%
Risk-free interest rate		1.4%			0.9%			1.4%		0.9%	-	1.2%
Forfeiture rate		0%			0%			0%			0%
Dividend yield		0%			0%			0%			0%
Expected term (in years)	3.0	-	3.5	3.1	-	3.5	3.0		3.5	3.1	-	3.5

During the six months ended June 30, 2017, the Company granted options to acquire 2,171,600 shares of common stock with a weighted-average grant-date fair value of $0.18 per share. During the six months ended June 30, 2017, no options were exercised. During the six months ended June 30, 2016, the Company granted options to acquire 1,565,000 shares of common stock with a weighted-average grant-date fair value of $0.33 per share. On July 18, 2016, the Company cancelled 875,000 of these stock option grants pursuant to letter agreements between the Company and option holders. The Company subsequently granted 875,000 of New Options under the 2016 Plan.

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	4,211,168	$1.09	2.85	$46,233
Granted	2,171,600	0.31	4.93	24,000
Exercised	-	-	-	-
Forfeited or Expired	(533,335)	1.38	1.55
Outstanding at June 30, 2017	5,849,433	$0.78	2.81	24,000

Vested or Expected to Vest at June 30, 2017	3,732,666	$0.99	1.82	8,333
Exercisable at June 30, 2017	3,732,666	$0.99	1.82	$8,333

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2017.

During the three and six months ended June 30, 2017, the Company recognized stock-based compensation costs for stock options of approximately $311,000 and $446,000 respectively, in general and administrative expenses. During the three and six months ended June 30, 2016, the Company recognized stock-based compensation costs for stock options of approximately $167,000 and $318,000, respectively, in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2016	1,659,834	$0.58
Granted	2,171,600	0.18
Vested	(1,651,333)	0.45
Forfeited	(70,001)	0.35
Non-vested at June 30, 2017	2,110,100	$0.26

As of June 30, 2017, there was approximately $492,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 1.87 years.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments:

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Three Months Ended June 30, 2017:
Revenues	$5,819,435	$305,994	$880,801	$99,811	$-	$7,106,041
Cost of Revenue	4,324,845	616,468	1,192,372	67,483	231,585	6,432,753
Segment Profit	$1,494,590	$(310,474)	$(311,572)	$32,328	$(231,585)	$673,288

Depreciation and Amortization	$1,252,801	$246,137	$167,866	$-	$8,071	$1,674,875

Capital Expenditures (Excluding Acquisitions)	$140,287	$139,983	$69,043	$-	$528	$349,841

Three Months Ended June 30, 2016:
Revenues	$2,660,526	$-	$888,892	$588,934	$-	$4,138,352
Cost of Revenue	2,790,690	420,316	830,872	712,326	183,977	$4,938,181
Segment Profit	$(130,164)	$(420,316)	$58,020	$(123,392)	$(183,977)	$(799,829)

Depreciation and Amortization	$1,224,851	$215,946	$169,396	$-	$7,427	$1,617,620

Capital Expenditures (Excluding Acquisitions)	$50,545	$11,359	$5,739	$-	$-	$67,643

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Six Months Ended June 30, 2017:
Revenues	$17,803,064	$1,058,006	$1,765,806	$254,066	$-	$20,880,942
Cost of Revenue	12,773,391	1,292,256	2,105,057	211,644	428,809	16,811,157
Segment Profit	$5,029,673	$(234,250)	$(339,252)	$42,422	$(428,809)	$4,069,785

Depreciation and Amortization	$2,424,124	$477,796	$333,487	$-	$15,897	$3,251,304

Capital Expenditures (Excluding Acquisitions)	$404,316	$454,518	$106,431	$-	$5,561	$970,826

Identifiable assets (1)	$30,974,297	$3,885,676	$1,932,607	$-	$344,823	$37,137,403

Six Months Ended June 30, 2016:
Revenues	$9,820,349	$31,688	$2,004,440	$588,934	$-	$12,445,411
Cost of Revenue	7,747,146	879,252	2,020,876	712,326	348,666	$11,708,266
Segment Profit	$2,073,203	$(847,564)	$(16,436)	$(123,392)	$(348,666)	$737,145

Depreciation and Amortization	$2,577,218	$431,893	$338,198	$-	$18,283	$3,365,592

Capital Expenditures (Excluding Acquisitions)	$369,281	$164,045	$27,473	$-	$16,331	$577,130

Identifiable assets (1)	$34,399,312	$3,903,753	$2,526,981	$-	$325,765	$41,155,811

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Segment profit (loss)	$673,288	$(799,829)	$4,069,785	$737,145
General and administrative expenses	(1,289,616)	(901,321)	(2,284,299)	(1,927,896)
Patent litigation and defense costs	(24,542)	(39,446)	(67,230)	(75,612)
Severance and Transition Costs	(767,755)	-	(767,755)	-
Depreciation and amortization	(1,674,875)	(1,617,620)	(3,251,304)	(3,365,592)
Income (loss) from Operations	$(3,083,501)	$(3,358,216)	$(2,300,803)	$(4,631,955)

Note 13- Subsequent Events

East West Bank Revolving Credit Facility

On August 10, 2017, the Company entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and up to 85% of the appraised value of eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and the Company has the option to pay variable interest rate based on (i) 1 month LIBOR plus a margin of 3.5% for LIBOR Rate Loans or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of the Company’s assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds will be collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

Related to the 2017 Credit Agreement, the Company is subject to the following financial covenants:

(1) To maintain a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, with a build up beginning with January 1, 2017, through December 31, 2017, upon which the ratio will be measured on a trailing twelve-month basis;

(2) In periods when the trailing 12 month FCCR is less than 1.20x, the Company is required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

On August 10, 2017, an initial advance of approximately $21.7 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility including fees and expenses incurred in connection with the termination of the 2014 Credit Agreement. As of August 10, 2017, the Company was in compliance with the financial covenants related to the 2017 Credit Agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six month periods ended June 30, 2017 and 2016, and our financial condition, liquidity and capital resources as of June 30, 2017, and December 31, 2016. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

●	The broad geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, were significant;
●	Adverse weather and environmental conditions;
●	Our reliance on a limited number of customers;
●	Our ability to retain key members of our senior management and key technical employees;
●	The potential impact of environmental, health and safety, and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Developments in the global economy;
●	Changes in tax laws;
●	The effects of competition;
●	The risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto;
●	The effect of unseasonably warm weather during winter months; and
●	The effect of further sales or issuances of our common stock and the price and volume volatility of our common stock.

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

RESULTS OF OPERATIONS

Executive Summary

The six months ended June 30, 2017 brought several positive developments.  Overall demand for our services increased due to improved industry conditions and cooler temperatures in several of our heating markets compared to the same period in 2016.  In addition, we added three major customers that expanded our frac water heating business and helped to offset warm weather in the Marcellus/Utica shale market.  Also, we continued to grow and expand our water transfer business.  We acquired these assets in January 2016 and due to the dramatic drop in crude oil prices in early 2016 were not able to able to generate any business until late in the fourth quarter of 2016.

Revenues for the six months ended June 30, 2017 increased $8.4 million, or 68%, from the comparative period last year due to an 81% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $1.0 million higher than the comparable period last year due to continued expansion of services.

Segment profits for the three months ended June 30, 2017 were up $3.3 million or 452% from the comparative period last year due to the increase in higher margin well enhancement service revenues.  General & administrative expenses, excluding severance and transition costs, increased by approximately $356,000, due primarily to an increase in stock compensation expense, resulting from (i) the accelerated vesting of stock options provided for in the separation agreement with our former President and CEO, and (ii) the issuance of option grants to several employees including the incoming President and CEO. Severance and transition costs related to the resignation of the Company’s former President and Chief Executive Officer and Chief Financial Officer of approximately $768,000 were incurred during the six months ended June 30, 2017. Depreciation expense decreased by 3%, which resulted from reductions in capital expenditures since June 30, 2016.  Interest expense for the six months ended June 30, 2017 increased $336,000 from the first six months of 2016 primarily due to $255,000 of additional amortization of debt issuance costs related to reduction in term on the credit facility provided by PNC, and due to an increase in borrowing costs due to the higher weighted-average interest rate paid on borrowings with PNC and other lenders, partially offset by savings related to carrying a lower average borrowing balance.

For the six months ended June 30, 2017, the Company recognized a net loss of approximately $2.5 million or ($0.05) per share compared to a net loss of $3.5 million or ($0.09) per share last year primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the six months ended June 30, 2017 was $2.2 million compared to a loss of $873,000 for the comparable period last year. For further details regarding the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

Industry Overview

During 2015 and 2016, a majority of our customers scaled back drilling and completion programs, required substantial concessions from service vendors, and reduced or delayed certain maintenance-related work to preserve capital. Certain of these customers also shifted capital resources to basins where we do not have established operations. Further, the overall reduction in service activity resulted in same amount of service vendors pursuing fewer jobs which put even further downward pressure on the pricing of services. Some competitors responded by pricing work at what we believe to be negative margins. Although the Company has been able to partially mitigate the impact of the operating environment by deploying resources to more active customers and basins, our revenue growth and operating margins were significantly negatively impacted by reduced overall demand for our services, required pricing concessions and delays in requiring the services we provide.

Crude prices and the North American rig count have increased since the low points in February 2016 and May 2016, respectively, signaling that the industry downturn may have stabilized, although as of August, 2017, crude oil and natural gas prices are lower than they were in January, 2017. The United States rig count bottomed out at approximately 400 in the spring of 2016 and has increased to approximately 950 as of June 30, 2017, which translated into increased activity for the six months ended June 30, 2017, compared to the same period in 2016. However, the growth in the rig count is overweighted to the Permian Basin. We started to see an increase in completion and production maintenance service activity towards the end of the fourth quarter of 2016, due to some stabilization of commodity prices and the oil and gas industry overall.  We believe this industry turnaround has contributed to an increase in demand for service activity compared to 2016.

Liquidity Update

As described in more detail in the section titled Liquidity and in Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, subsequent to June 30, 2017, the Company entered into a Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank (“East West Bank”) which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"), to replace the five year $30 million senior secured revolving credit Facility (the "Prior Credit Facility") provided under the Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC"). The 2017 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and up to 85% of the appraised value of eligible equipment. The Company believes that the 2017 Credit Agreement will provide us with (i) improved liquidity due to an increase in collateral advance rates and the removal of the availability block compared to the Prior Credit Facility, (ii) a decrease in borrowing costs due to favorable pricing compared to the Prior Credit Facility, and (iii) more favorable covenant requirements compared to the Prior Credit Facility. Upon execution of the 2017 Credit Agreement, an initial advance of approximately $21.7 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility, including fees and expenses incurred in connection with the termination of the 2014 Credit Agreement, resulting in an extinguishment of debt and termination of the related agreement.

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

Water Hauling Services:This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton area in Kansas and Oklahoma.

Construction Services: This segment utilizes a fleet of trucks and equipment to provide supplementary construction and roustabout services to the oil and gas and construction industry. In 2016, the Company started utilizing this fleet of equipment to provide dirt hauling services to a general construction contractor in Colorado.

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Well enhancement services	$5,819,435	$2,660,526	$17,803,064	$9,820,349
Water transfer services	305,994	-	1,058,006	31,688
Water hauling services	880,801	888,892	1,765,806	2,004,440
Construction services	99,811	588,934	254,066	588,934
Total Revenues	$7,106,041	$4,138,352	$20,880,942	$12,445,411

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
SEGMENT PROFIT (LOSS):
Well enhancement services	$1,494,590	$(130,164)	$5,029,673	$2,073,203
Water transfer services	(310,474)	(420,316)	(234,250)	(847,564)
Water hauling services	(311,571)	58,020	(339,251)	(16,436)
Construction services	32,328	(123,392)	42,422	(123,392)
Unallocated & Other	(231,585)	(183,977)	(428,809)	(348,666)
Total Segment Profit (loss)	$673,288	$(799,829)	$4,069,785	$737,145

Well Enhancement Services

Well Enhancement Services, which accounted for 82% of total revenues for the three months ended June 30, 2017, increased $3.2 million, or 119%, to $5.8 million for the three months ended June 30, 2017. Well Enhancement Services accounted for 85% of total revenues for the six months ended June 30, 2017, increased $8.0 million, or 81%, compared to the same period in 2016. Increased demand for services due to improved industry conditions, the addition of three major customers in our frac water heating business, more normal winter temperatures, and an extended heating season in our heating markets all contributed to the increase in revenues over last year.

Frac water heating revenues for the three months ended June 30, 2017 increased $2.0 million, or 398%, from 2016. Frac water heating revenues for the six months ended June 30, 2017, increased by $6.2 million, or 137% compared to the same period in 2016. Improved industry conditions including relatively stable commodity prices and increased drilling rig activity has increased demand for our services since December 2016. Further, the addition of three additional customers in the Rocky Mountain region also contributed to a substantial increase in frac water heating in this area. Warm winter temperatures in the Northeast for the second consecutive heating season continued to negatively impact frac water heating in the Marcellus/Utica Shale market, which was down significantly during the three and six months ended June 30, 2017 compared to the same period in 2016.

Hot oil revenues for the three months ended June 30, 2017 increased approximately $705,000, or 43%, compared to the same period in 2016, and increased approximately $1.0 million, or 22%, during the six months ended June 30, 2017, compared to the same period in 2016. Incremental hot oil service revenues from our geographic expansion into the Eagle Ford combined with increased revenues in North Dakota due to improved commodity prices were the primary reasons for the increase over last year.

Acidizing revenues for the three and six months ended June 30, 2017 increased by approximately  $333,000, or 84%, and $674,000, or 130%, respectively, over the comparable periods in 2016, primarily due to incremental acidizing revenues from our geographic expansion into the Eagle Ford.

Segment profits for our core well enhancement services increased by $1.6 million (from a loss of $130,000) for the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, segment profits increased by approximately $3.0 million, or 143%, compared to the six months ended June 30, 2016. Increased revenues from the aforementioned more normal winter tempuratures, the extension of heating season into the second quarter, the rebound of oil prices, and addition of new customers contributed to the improved segment profits. In the near future, the Company plans to continue to re-deploy equipment to more active basins to increase utilization and improve this segment’s profits.

Water Transfer Services:

Water Transfer Services, which accounted for 4% of total revenues for the three months ended June 30, 2017, increased to $306,000, compared to no revenues during the three months ended June 30, 2016. For the six months ended June 30, 2017, Water Transfer Services accounted for 5% of total revenue, and increased by $1.0 million, to $1.1 million, due to the incremental revenues from two new customers during 2017. The Company is scheduled for additional water transfer projects through the end of 2017. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to reduce the level of seasonality we have historically experienced. Segment results for the water transfer segment in the three and six months ended June 30, 2017 include approximately $74,000 and $159,000 of marketing and trial costs related to the HydroFLOW water treatment services, respectively.

Water Transfer segment losses for the three months ended June 30, 2017 were $310,000, compared to a loss of $420,000 for the comparable period in 2016. For the six months ended June 30, 2017, we realized segment losses of $234,000, compared to losses of $848,000 in the six months ended June 30, 2016.

The Company continues to market and conduct proof of concept studies for the new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. During  During the three and six months ended June 30, 2017 and 2016, the Company did not recognized any revenues related to HydroFLOW products.

Water Hauling Services

Water hauling service revenues, which represent 12% of revenues for the three months ended June 30, 2017, decreased $8,000, or 1%, during the three months ended June 30, 2017 compared to the comparable period in 2016; for the six months ended  June 30, 2017, water hauling service revenues decreased $239,000, or 12%, primarily due to cessation of certain low margin accounts and reduced service activity in our Central USA region due to heavy rains during February.

The Company recorded a segment loss of $312,000 for the three months ended June 30, 2017 compared to segment profit of $58,000 for the comparable period in 2016. The segment loss for the six months ended June 30, 2017 of $339,000 compares to a segment loss of $16,000 during the six months ended June 30, 2016. The three and six months ended June 30, 2017 include a $250,000 accrual for costs related to a workers' compensation claim related to an injury sustained by an employee in our water hauling subsidiary. Segment revenues during the six months ended June 30, 2017 were also negatively impacted by the aforementioned heavy rains.

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

For the three months ended June 30, 2017, the Company recognized approximately $100,000 of construction service revenue, and segment profits of $32,000, which compares to revenues of $589,000 and a segment loss of $123,000 during the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company recognized approximately $254,000 in construction services revenues, compared to approximately $589,000 during the comparable period in 2016. The revenues recognized in the three and six months ended June 30, 2016 primarily resulted from one large dirt hauling project that concluded in 2016. The Company plans to utilize the construction segment to retain employees during slow periods, but expects to focus primarily on dirt hauling projects that are less labor intensive.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers and sales personnel that sell services for various segments.

During the three months ended June 30, 2017, unallocated segment costs increased by $48,000, or 26%, to approximately $232,000 compared to $184,000 for the comparable period in 2016. For the six months ended June 30, 2017, unallocated segment costs increased by $80,000, or 23%, to $429,000, primarily due to an increase in personnel costs.

Geographic Areas:

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
BY GEOGRAPHY
Rocky Mountain Region (1)	$4,303,539	$1,905,413	$15,205,996	$6,992,862
Central USA Region (2)	2,646,653	2,111,516	5,277,518	4,448,022
Eastern USA Region (3)	155,849	121,423	397,428	1,004,527
Total Revenues	$7,106,041	$4,138,352	$20,880,942	$12,445,411

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

Revenues in the Rocky Mountain Region increased $2.4 million, or 126%, to $4.3 million for the three months ended June 30, 2017, compared to $1.9 million during the same period in 2016. Revenues for the six months ended June 30, 2017 increased $8.2 million, or 117%, to $15.2 million, compared to $7.0 million during the same period in 2016 due to several factors including (i) increased frac water heating activity in the DJ Basin/Niobrara Shale, Bakken Field, and Wyoming basins due to the normal winter temperatures and incremental revenues generated from three new customers; and (ii) increased hot oiling service activity in the Bakken Field and DJ Basin.

Revenues in the Central USA region increased by approximately $535,000, or 25%, compared to the same period in 2016, to $2.6 million for the three months ended June 30, 2017. Revenues for the six months ended June 30, 2017 increased by approximately $829,000, or 19%, compared to the same period in 2016, primarily due to incremental revenues from our geographic expansion into the Eagle Ford Shale. This increase was offset by a decline in water hauling activity in the Hugoton field area. Scaled back service work due to heavy rains in February, 2017, price concessions and elimination of certain low margin water hauling customers were the primary reasons for a decline in water hauling business in the Hugoton field area.

Revenues in the Eastern USA region increased approximately $34,000, or 28%, compared to the same period in 2016, to $156,000 for the three months ended June 30, 2017. Revenues for the six months ended June 30, 2017 decreased approximately $607,000, or 60%, compared to the same period in 2016,  primarily due to lower frac water heating and hot oil service activity in the Marcellus and Utica shale basin. Unseasonably warm weather during the last two heating seasons has significantly reduced demand for heating services in this basin and essentially eliminated most of our frac water heating revenue in the six months ended June 30, 2017. During 2017, the Company redeployed certain frac heating equipment to other regions to increase utilization rates.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during our “heating season”, are significantly higher than our revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) may decrease as a percentage of total revenues and Water Hauling services and other services increase. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated 72% of its 2016 revenues during the first and fourth quarters of 2016 compared to 28% during the second and third quarters of 2016.

General and Administrative Expenses:

During the three months ended June 30, 2017, general and administrative expenses increased $388,000, or 43%, due to (i) an increase in stock compensation expense, including approximately $115,000 in incremental expense due to the accelerated vesting of options granted to our former President and CEO, and (ii) consulting costs and contract labor costs incurred during the executive transition period. During the six months ended June 30, 2017, general and administrative expenses increased $356,000, or 18% for the aforementioned reasons.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased slightly to $25,000 and $67,000 for the three and six months ended June 30, 2017, respectively. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, litigation and defense costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2017 increased $57,000, or 4%, from the same period in 2016, due to asset acquisitions subsequent to June 30, 2016. For the six months ended June 30, 2017, depreciation expense decreased by $114,000, or 3%, primarily due to several assets becoming fully depreciated or amortized in 2016 and 2017.

Severance and Transition Costs:

During the three and six months ended June 30, 2017, the Company recognized costs of approximately $768,000 related to the departures of the former President and Chief Executive Officer and the Chief Financial Officer. The costs incurred include payments to the former executives pursuant to their respective termination agreements and legal costs directly related to their departures. In addition, as described above with regards to our General and Administrative Expenses, the accelerated vesting of option grants made to our former President and CEO caused us to recognize an incremental $115,000 in stock-based compensation expense.

Income (Loss) from operations:

For the three months ended June 30, 2017, the Company recognized a loss from operations of $3.1 million compared to a loss from operations of $3.4 million for the comparable period in 2016. The $275,000 improvement resulted primarily from a $1.5 million increase in segment profits, partially offset by the increases in General and Administrative Expenses and Severance and Transition Costs discussed above. For the six months ended June 30, 2017, the Company recognized a loss from operations of $2.3 million compared to a loss from operations of $4.6 million in the comparable period in 2016. The improvement of $2.3 million is primarily due to a $3.3 million increase in segment profits, partially offset by the increase in General and Administrative Expenses and Severance and Transition Costs discussed above.

Interest Expense:

Interest expense decreased slightly for the three months ended June 30, 2017, compared to the same period in 2016, due to a lower average borrowing balance. Interest expense for the six months ended June 30, 2017 increased $336,000, or 38%, to $1.2 million compared to $873,000 during the same period in 2016, primarily to due to $255,000 of additional amortization expense of debt issuance costs during the six months ended June 30, 2017 related to reduction in term on our PNC credit facility. In addition, higher amendment fees and increases in our effective interest rate due to amendments to our PNC credit facility also contributed to the increase. These increases were partially offset by a $191,000 reduction in interest expense from last year related to the fair value adjustments on the PNC interest rate swap agreement.

Income Taxes:

Income tax benefit was $1.0 million for the three months ended June 30, 2017 compared to a tax benefit of $1.2 million in the comparable period in 2016. For the six months ended June 30, 2017, we recognized an income tax benefit of $1.0 million, compared to an income tax benefit of $1.8 million for the six months ended June 30, 2016. Our effective tax rate was approximately 33% for the three and six months ended June 30, 2017 and 35% for the three and six months ended June 30, 2016. Our effective tax benefit in 2017 and 2016 approximates the federal statutory rate of 35%.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Adjusted EBITDA*
Income (Loss)	$(2,527,357)	$(2,380,651)	$(2,477,000)	$(3,456,220)
Add Back (Deduct)
Interest Expense	499,288	500,783	1,209,705	873,451
Provision for income taxes (benefit) expense	(1,018,644)	(1,239,865)	(991,529)	(1,808,707)
Depreciation and amortization	1,674,875	1,617,620	3,251,304	3,365,592
EBITDA*	(1,371,838)	(1,502,113)	992,480	(1,025,884)
Add Back (Deduct)
Stock-based compensation	329,928	167,071	445,755	317,504
Severance and Transition Costs	767,755	-	767,755	-
Patent Litigation and defense costs	24,542	39,446	67,230	75,612
(Gain) on sale and disposal of equipment	-	(233,473)	-	(233,473)
Interest and other income	(36,787)	(5,010)	(41,979)	(7,006)
Adjusted EBITDA*	$(286,400)	$(1,534,079)	$2,231,241	$(873,247)

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, severance and transition costs related to the executive management team, gain on sale of investments, loss on disposal of assets, patent litigation and defense costs, etc.). In the case of the non-cash items, management believes that investors can better assess the Company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our leverage and fixed charge ratio covenants associated with our 2014 Credit Agreement require the use of Adjusted EBITDA (with certain adjustments from the Adjusted EBITDA presented above) in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2017 increased $1.2 million, from a loss of $1.5 million to a loss of $286,000, primarily due to the increase in revenues and segment profits from well enhancement and water transfer services discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$2,018,216	$2,173,302
Net cash used in investing activities	(850,288)	(4,250,593)
Net cash (used in) provided by financing activities	(1,168,057)	1,839.740
Net Decrease in Cash and Cash Equivalents	(129)	(237,551)

Cash and Cash Equivalents, Beginning of Period	620,764	804,737

Cash and Cash Equivalents, End of Period	$620,635	$567,186

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Current Assets	$5,765,412	$7,037,068
Total Assets	39,089,265	42,369,996
Current Liabilities	3,476,492	4,001,098
Total Liabilities	26,705,064	27,954,550

Stockholders’ equity	12,384,201	14,415,446

Working Capital (Current Assets net of Current Liabilities)	2,288,920	3,035,970
Long-term debt to Equity	1.85 to 1	1.63 to 1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At June 30, 2017, we had approximately $621,000 of cash and cash equivalents and approximately $1.5 million available under our asset-based senior revolving credit facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenence of our existing fleet of assets.

As described in more detail in Note 13 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, on August 10, 2017, the Company entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility. The 2017 Credit Agreement allowed the Company to borrow up to 85% of eligible receivables and up to 85% of the appraised value of eligible equipment. Upon entering into the 2017 Credit Agreement, we had approximately $4.7 million available under the terms of the agreement, and we were in compliance with the covenants related to the 2017 Credit Agreement. We expect that operating cash flows and liquidity available pursuant to the 2017 Credit Agreement will provide sufficient liquidity to fund our operations over the next twelve months.

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

The Company has entered into various amendments to the 2014 Credit Agreement that among other things, (i) modified certain financial covenants, (ii) increased the then applicable margin for Domestic Rate Loans and LIBOR Rate Loans; (iii) modified the advance rates on appraised equipment (iv) reinstated a full cash dominion requirement; and (iv) change various administrative terms under the agreement. As of June 30, 2017, the Company is subject to the following financial covenants:

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

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1 million in subordinated debt to the Company as required under the terms of our Tenth Amendment to the PNC Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

As of June 30, 2017, the Company had an outstanding principal loan balance under the Credit Agreement of approximately $20.4 million. The interest rate at June 30, 2017 ranged from 5.55% to 5.72% per year for the $18.5 million of outstanding LIBOR Rate Loans and 7.25% per year for the $1.9 million of outstanding Domestic Rate Loans. As of June 30, 2017, approximately $1.5 million was available under the 2014 Credit Agreement.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with its 2014 Credit Agreement covenants.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC in order to hedge against the variability in cash flows from future interest payments related to the 2014 Credit Agreement. The terms of the interest rate swap agreement include an initial notional amount of $10 million, a fixed payment rate of 1.88% plus an applicable margin ranging from 4.50% to 5.50% paid by the Company and a floating payment rate equal to LIBOR plus an applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The Company engaged a valuation expert firm to complete the value of the swap utilizing an income approach from a discounted cash flow model. The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of June 30, 2017 and December 31, 2016, the annual discount rate was 13.40% for both periods.

During the three months ended June 30, 2017, the fair market value of the swap instrument decreased by approximately $11,000 and resulted in an increase to the liability and an increase in interest expense. During the six months ended June 30, 2017, the fair market value of the swap instrument increased by approximately $19,000 and resulted in a decrease to the liability and a reduction in interest expense. During the three and six months ended June 30, 2016, the fair market value of the swap instrument decreased by $74,000 and $172,000, respectively, and resulted in an increase in the liability and an increase in interest expense. The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of June 30, 2017 and December 31, 2016 the interest rate swap liability was $72,000 and $91,000, respectively.

In connection with the termination of the 2014 Credit Agreement, subsequent to June 30, 2017, we terminated the interest rate swap agreement with PNC. We expect to enter into a similar interest rate swap agreement in connection with the 2017 Credit Agreement.

Liquidity:

As of June 30, 2017, the Company’s available liquidity was $2.1 million, which was substantially comprised of $1.5 million of availability on the credit facility and $621,000 in cash. The Company continues to utilize the 2014 Credit Facility to fund working capital requirements, though during the six months ended June 30, 2017, we made net principal repayments of approximately $3.5 million, which were funded by (i) proceeds form the issuance of subordinated debt and (ii) cash provided by operating activities.

As noted above, the tenth amendment to the Company’s 2014 Credit Agreement with PNC modified the maturity date of the loan balance to April 30, 2018. On August 10, 2017 an initial advance of $21.7 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility and fees and expenses incurred in connection with the termination of the 2014 Credit Agreement. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.7 million under the New Credit Facility.

Working Capital:

As of June 30, 2017, the Company had working capital of approximately $2.3 million compared to $3.0 million as of December 31, 2016, primarily attributable to our year-end accounts receivable balance, which was higher due to higher frac water heating revenues during the fourth quarter of 2016. We use excess working capital to reduce our debt balance upon the monetization of accounts receivable (which increase during heating season), which results in a reduction in working capital in warmer periods.

Deferred Tax Asset, net:

As of June 30, 2017, the Company had recorded a deferred tax asset, net, of approximately $547,000. The primary source of the deferred tax asset is the Company's operating losses during the three and six months ended June 30, 2017. The Company has performed an analysis and determined that it is more likely than not to realize the amount recorded.

Cash flow from Operating Activities:

For the six months ended June 30, 2017, the Company had $2.0 million in cash flows provided by operating activities compared to $2.2 million in cash provided by operating activities during the comparable period in 2016. The decrease is partially attributable to higher general and administrative, and severance and transition costs paid during the six months ended June 30, 2017, which is partially offset by improved cash flows from our core operations.

Cash flow from Investing Activities:

Cash flow used in investing activities during the six months ended June 30, 2017 was $850,000 as compared to $4.3 million, during the comparable period last year, primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT in the six months ended June 30, 2016. The $971,000 of capital expenditures for the six months ended June 30, 2017 primarily comprised capital expenditures for maintenance of our existing fleet of assets and for assets acquired pursuant to our agreement with HydroFLOW.

Cash flow from Financing Activities:

Cash used in financing activities for the six months ended June 30, 2017 was $1.2 million compared to $1.8 million in cash provided by financing activities for the comparable period in 2016. During the six months ended June 30, 2017, the Company repaid a net of $3.5 million (proceeds net of principal payments, and excluding advances for interest payments) under the PNC revolving credit facility upon the issuance of subordinated debt of $2.5 million and the monetization of our accounts receivable. During the six months ended June 30, 2016, the Company borrowed a net of approximately $1.9 million under the PNC revolving credit facility to fund capital expenditures including the $4.2 million purchase of water transfer assets, partially offset by repayments made upon the monetization of accounts receivable.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to optimize our asset base and increase our cash flow through the increase in both the oil prices and oil and gas well drilling, although the price for crude oil has decreased significantly since January 2017. Our goal is to right-size our balance sheet and increase the utilization rate of our assets. If we overcome this, we believe we can take advantage of the current market conditions. The Company plans to continue to look for opportunities to expand its business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. The Company will continue to explore adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

The Company’s capital obligations as of June 30, 2017 consist primarily of scheduled principal payments under certain term loans and operating leases.  The Company repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. The Company does not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020, however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During 2017, the Company purchased $280,000 of equipment to meet its 2016 purchase commitment for exclusivity. During the six months ended June 30, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW. The Company has negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, the Company had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates have not changed from those reported in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" in in our 2016 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017, the Company is also subject to the following risks:

We may be unable to meet the obligations of various financial covenants that are contained in the terms of our loan agreements with our principal lender, East West Bank, a California banking corporation.

The Company’s agreements with East West Bank impose various obligations and financial covenants on the Company. The outstanding amount under the Loan and Security Agreement, entered into with East West Bank in August 2017 (the “2017 Credit Agreement”), is due in full on August 10, 2020. The 2017 Credit Agreement has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the related agreements with East West Bank impose various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, minimum liquidity levels, and limit the Company’s ability to incur additional debt or operating lease obligations. A downturn in the domestic oil and natural gas exploration and production sector will likely result in reduced drilling activity in our service areas and make it more difficult to meet our financial covenants.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of August 10, 2017, the Company had borrowed approximately $21.7 million under the 2017 Credit Agreement and had approximately $4.7 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the second half of 2017 to reduce its outstanding borrowings, it may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to its current debt levels, the related risks that it now faces would increase.

A high level of indebtedness subjects the Company to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of the Company’s credit facility following a periodic redetermination could require it to repay a portion of outstanding borrowings, may impair the Company’s ability to obtain additional financing in the future, and increases the risk that it may default on its debt obligations. In addition, the Company may be required to devote a significant portion of its cash flows to servicing its debt, and the Company is subject to interest rate risk under the Company’s credit facility, which bears interest at a variable rate. Any further increase in the Company’s interest rates (whether by amendment to its 2017 Credit Agreement or as the result of economic conditions) would likely have an adverse impact on its financial condition, results of operations and growth prospects.

The Company’s ability to meet its debt obligations and to reduce its level of indebtedness depends on its future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect the Company’s operations and its future performance. Many of these factors are beyond the Company’s control. If the Company does not have sufficient funds on hand to pay its debt when due, the Company may be required to seek a waiver or amendment from its lenders, refinance its indebtedness, incur additional indebtedness, sell assets or sell additional shares of its equity securities. The Company may not be able to complete such transactions on terms acceptable to it, or at all. The Company’s failure to generate sufficient funds to pay its debts or to undertake any of these actions successfully could result in a default on its debt obligations, which would materially adversely affect its business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement”, Item 1.02 “Termination of a Material Definitive Agreement”, and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K, in lieu of filing a separate Form 8-K to disclose such events.

Entry into a Material Definitive Agreement

On August 10, 2017, the Company entered into a Loan and Security Agreement (the “2017 Credit Agreement”) with East West Bank, a California banking corporation (“East West Bank”), which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”). The New Credit Facility replaced the five-year $30 million senior secured revolving credit facility (the “Prior Credit Facility”) provided under the Amended and Restated Revolving Credit and Security Agreement (as the same has been amended from time to time, the “2014 Credit Agreement”) by and between the Company and PNC Bank, National Association (“PNC”), and an initial advance of  approximately $21.7 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility and fees and expenses incurred in connection with the termination of the 2014 Credit Agreement, as well as the termination of an interest rate swap agreement with PNC.

The 2017 Credit Agreement allows the Company to borrow up to 85% of eligible receivables and up to 85% of the appraised value of eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and the Company has the option to pay a variable interest rate based on (i) 1 month LIBOR plus a margin of 3.5%, or (ii) the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears.

The 2017 Credit Agreement contains certain restrictive financial covenants which require, among other things, that the Company meet a minimum fixed charge coverage ratio of 1.10 to 1.00, and that the Company maintain Liquidity (generally defined in the 2017 Credit Agreement as of any date of determination, the sum of (a) excess availability on the New Credit Facility on such date and (b) the aggregate amount of Borrowers’ collective unrestricted balance sheet cash on such date) of not less than $1,500,000 at all times that a Liquidity Testing Trigger Period (defined in the 2017 Credit Agreement generally as the period (a) commencing on the first day of the month immediately following the last day of any month for which the fixed charge coverage ratio, determined on the basis of the trailing twelve month period ended on such last day of the month, is less than 1.20 to 1.00 and (b) continuing until the first day of the month that both (i) no default period is in effect and (ii) the fixed charge coverage ratio as of the last day of the immediately preceding two consecutive months, determined on the basis of the respective trailing twelve-month periods ended on the last day of the immediately preceding two consecutive months, is at least 1.20 to 1.00) is in effect. The 2017 Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types and amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, or enter into any merger, acquisition or consolidation without the prior consent of East West Bank.

The obligations under the 2017 Credit Agreement are secured by substantially all of the personal property of the Company and its subsidiaries. The outstanding principal balance of the New Credit Facility matures on August 10, 2020.

A copy of the 2017 Credit Agreement is filed as Exhibit 10.1 to this report and is incorporated herein by reference. The descriptions of the 2017 Credit Agreement in this report are summaries and are qualified in their entirety by the terms of the 2017 Credit Agreement attached hereto as Exhibit 10.1.

Termination of a Material Definitive Agreement

                In connection with the Company’s entry into the 2017 Credit Agreement, as further disclosed under the heading “Entry into a Material Definitive Agreement” above, the 2014 Credit Agreement and the loan documents executed in connection therewith have terminated, effective August 10, 2017. All obligations under the Prior Credit Facility have been satisfied pursuant to an initial advance under the New Credit Facility.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

                See the disclosure under the heading “Entry into a Material Definitive Agreement” above for a discussion of the Company’s obligations to East West Bank pursuant to the 2017 Credit Agreement described therein.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws (3)
10.1	Loan and Security Agreement with East West Bank, a California banking corporation. Filed herewith.
10.2	Subordinated Loan Agreement (4)
10.3	Subordinated Promissory Note – $1.0 Million (4)
10.4	Subordinated Promissory Note – $1.5 Million (4)
10.5	Warrant – 645,161 Shares (4)
10.6	Warrant – 967,741 Shares (4)
10.7	Executive Severance Agreement dated May 5, 2017, by and between Rick D. Kasch and the Company (5)
10.8	Executive Severance Agreement dated June 8, 2017, by and between Robert J. Devers and the Company (6)
11.1	Statement of Computation of per share earnings (contained in Note 3 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Tucker Franciscus, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Tucker Franciscus, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2017, and filed on June 12, 2017.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 14, 2017	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: August 14, 2017	/s/ Tucker Franciscus
Tucker Franciscus, Principal Financial Officer and Chief Financial Officer