Form 10-Q
period 2017-09-30
Enservco Corp
filed 2017-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 5, 2017
Common stock, $.005 par value	51,067,660

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$479,851	$620,764
Accounts receivable, net	3,880,464	4,814,276
Prepaid expenses and other current assets	944,142	970,802
Inventories	431,462	407,379
Income tax receivable	-	223,847
Total current assets	5,735,919	7,037,068

Property and Equipment, net	30,928,820	34,617,961
Deferred Tax Asset, net	1,962,979	-
Other Assets	1,255,610	714,967

TOTAL ASSETS	$39,883,328	$42,369,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,095,793	$3,682,599
Senior revolving credit facility (1)	23,543,802	-
Current portion of long-term debt	176,956	318,499
Total current liabilities	26,816,551	4,001,098

Long-Term Liabilities
Senior revolving credit facility	-	23,180,514
Subordinated debt	2,213,796	-
Long-term debt, less current portion	265,465	304,373
Deferred income taxes, net	-	468,565
Warrant liability	586,312	-
Total long-term liabilities	3,065,573	23,953,452
Total liabilities	29,882,124	27,954,550

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized, 51,171,260 and 51,171,260 shares issued, respectively; 103,600 shares of treasury stock; and 51,067,660 and 51,067,660 shares outstanding, respectively	255,337	255,337
Additional paid-in capital	19,439,609	18,867,702
Accumulated deficit	(9,693,742)	(4,707,593)
Total stockholders' equity	10,001,204	14,415,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,883,328	$42,369,996

(1) See Note 2 and Note 5 for discussion regarding the presentation of borrowings under our senior revolving credit facility as a current liability as of September 30, 2017.

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues
Well enhancement services	$4,033,487	$3,060,565	$21,836,551	$12,880,914
Water transfer services	797,805	-	1,855,811	31,688
Water hauling services	910,834	917,767	2,676,739	2,922,207
Construction services	-	1,524,879	254,066	2,113,813
Total revenues	5,742,126	5,503,211	26,623,167	17,948,622

Expenses
Well enhancement services	4,162,171	3,016,337	16,935,563	10,763,483
Water transfer services	822,322	254,304	2,114,094	1,133,556
Water hauling services	801,049	897,200	2,906,106	2,918,076
Construction services	-	1,621,732	211,644	2,334,058
Functional support	216,670	171,967	645,479	520,633
General and administrative expenses	1,138,741	966,873	3,423,040	2,894,769
Patent litigation and defense costs	28,447	33,171	95,677	108,783
Severance and Transition Costs (1)	16,666	-	784,421	-
Depreciation and amortization	1,617,957	1,602,901	4,869,260	4,968,493
Total operating expenses	8,804,023	8,564,485	31,985,284	25,641,851

Income (Loss) from Operations	(3,061,897)	(3,061,274)	(5,362,117)	(7,693,229)

Other Income (Expense)
Interest expense	(599,616)	(553,049)	(1,809,320)	(1,426,500)
Gain (Loss) on disposals of equipment	-	-	-	233,473
Other (expense) income	(263,713)	5,198	(221,734)	12,204
Total other expense	(863,329)	(547,851)	(2,031,054)	(1,180,823)

Income (Loss) Before Tax Expense	(3,925,226)	(3,609,125)	(7,393,171)	(8,874,052)
Income Tax Benefit (Expense)	1,415,494	1,251,301	2,407,023	3,060,008
Net Loss	$(2,509,732)	$(2,357,824)	$(4,986,148)	$(5,814,044)

Earnings (Loss) per Common Share - Basic	$(0.05)	$(0.06)	$(0.10)	$(0.15)

Earnings (Loss) per Common Share – Diluted	$(0.05)	$(0.06)	$(0.10)	$(0.15)

Basic weighted average number of common shares outstanding	51,067,660	38,130,160	51,067,660	38,129,994
Add: Dilutive shares assuming exercise of options and warrants	-	-	-	-
Diluted weighted average number of common shares outstanding	51,067,660	38,130,160	51,067,660	38,129,994

(1) Severance and transition costs comprise (i) payments and accruals for future payments to our former Chief Executive Officer and Chief Financial Officer and (ii) professional fees directly related to separation and transition activities.

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(4,986,148)	$(5,814,044)
Adjustments to reconcile net loss to net cash provided by operating activities	-
Depreciation and amortization	4,869,260	4,968,493
(Gain) loss on disposal of equipment	-	(233,473)
Unrealized loss on warrant liability	279,665	-
Deferred income taxes	(2,294,388)	(3,073,082)
Stock-based compensation	571,909	493,458
Stock issued for services	-	1,714
Amortization of debt issuance costs and warrants	447,885	113,816
Bad debt expense	93,402	145,902
Changes in operating assets and liabilities
Accounts receivable	755,430	3,520,841
Inventories	(24,083)	(54,285)
Prepaid expense and other current assets	66,679	155,926
Income taxes receivable	223,847	(1,400)
Other assets	(610,369)	26,249
Accounts payable and accrued liabilities	55,727	901,243
Net cash (used in) provided by operating activities	(551,184)	1,151,358

INVESTING ACTIVITIES
Purchases of property and equipment	(1,283,773)	(4,804,328)
Proceeds from disposal of equipment	120,537	321,725
Net cash used in investing activities	(1,163,236)	(4,482,603)

FINANCING ACTIVITIES
Net line of credit borrowings	789,667	3,465,363
Proceeds from issuance of long-term debt	1,000,000	-
Repayment of long-term debt	(180,451)	(107,580)
Payment of debt issuance costs	(35,709)	(50,000)
Net cash provided by financing activities	1,573,507	3,307,783

Net Decrease in Cash and Cash Equivalents	(140,913)	(23,462)

Cash and Cash Equivalents, beginning of period	620,764	804,737

Cash and Cash Equivalents, end of period	$479,851	$781,275

Supplemental cash flow information:
Cash paid for interest	$303,117	$37,534
Cash (received) paid for taxes	$(222,110)	$1,400

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from subordinated debt borrowings (1)	$1,500,000	$-
Non-cash proceeds from revolving credit facilities (2)	$1,123,621	$1,146,980
Non-cash repayment of revolving credit facility (1)	$(1,500,000)	$-

(1) As discussed in more detail in Note 5, during the nine months ended September 30, 2017, we received proceeds from two subordinated promissory notes issued to our largest shareholder. Proceeds from one of these borrowings were remitted directly to the PNC Bank, N.A. to reduce the outstanding balance under our previous senior revolving credit facility.

(2) Non-cash proceeds from our revolving credit facilities comprise interest and other charges incurred pursuant to our senior revolving credit facilities, which were calculated periodically and added to the principal balance of the loans.

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of September 30, 2017 and December 31, 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Note 2 – Liquidity and Management's Plans

As described in more detail in Note 5, Revolving Credit Facilities on August 10, 2017, we entered into a Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank"), which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”). On August 10, 2017 we repaid all amounts due under our prior credit facility with PNC Bank (the "Prior Credit Facility") using proceeds from New Credit Facility. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.7 million under the New Credit Facility.

As of September 30, 2017, our available liquidity was approximately $3.2 million, which was substantially comprised of $2.7 million of availability under our credit facility (the "New Credit Facility") provided pursuant to the Loan and Security Agreement with East West Bank ("East West Bank"), (the “2017 Credit Agreement”) and approximately $480,000 in cash. On August 10, 2017, we repaid approximately $21.5 million which we had borrowed pursuant to a previous credit facility (the "Prior Credit Facility") provided pursuant to the Amended and Restated Revolving Credit and Security Agreement with PNC Bank, N.A. (the “2014 Credit Agreement”) using proceeds from the New Credit Facility. During the nine months ended September 30, 2017, the company received proceeds of approximately $23.5 million under the New Credit Facility.

As of September 30, 2017, we were in violation of a loan covenant under the New Credit Facility that requires our Fixed Charge Coverage Ratio (as defined in the 2017 Credit Agreement) (“FCCR”) to be not less than 1.10 to 1.00 at the end of each month, with a build up beginning with January 1, 2017. Our FCCR as of September 30, 2017, was 0.62, calculated in accordance with the 2017 Credit Agreement, and constituted an Event of Default, as defined in the 2017 Credit Agreement. East West Bank may, at its election, declare all our obligations under the New Credit Facility immediately due and payable and cease advancing money or extending credit to us, among other remedies. We are currently in negotiations with East West Bank regarding a waiver of the testing of this covenant until December 31, 2017 through an amendment to the 2017 Credit Agreement, which would remedy the covenant violation. However, as of November 14, 2017, we had not finalized an amendment and we therefore classified borrowings under the New Credit Facility ($23,543,802) as a current liability in the accompanying condensed consolidated balance sheet as of September 30, 2017, resulting in us having a significant working capital deficit of approximately $21.1 million. We cannot provide assurance that we will reach an agreement regarding the waiver, however, we believe it is probable that such an agreement will be reached. If East West Bank exercises its option to declare our borrowings under the 2017 Credit Agreement immediately due and payable, or cease advancing money or extending credit to us, our ability to continue as a going concern will be negatively affected.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $127,000 and $34,000, respectively. For the three and nine months ended September 30, 2017, the Company recorded bad debt expense (net of recoveries) of approximately $44,000 and $93,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded bad debt expense (net of recoveries) of approximately $59,000 and $146,000, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or market in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2017 and 2016, no amounts were expensed for write-downs and write-offs.

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

The Company has leased equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of September 30, 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three or nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017 and 2016, there were outstanding stock options and warrants to acquire an aggregate of 6,850,670 and 4,490,669 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of September 30, 2017, the aggregate intrinsic value of outstanding stock options and warrants was approximately $1.0 million. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the three and nine months ended September 30, 2017 and 2016.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of September 30, 2017, we had approximately $230,000 in unamortized loan fees and other deferred costs associated with the 2017 Credit Agreement, which we expect to charge to expense ratably over the three-year term of that agreement.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company did not change its valuation techniques nor were there any transfers between hierarchy levels during the nine months ended September 30, 2017. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015 the FASB agreed to defer the effective date by one year, the new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently determining the impact of the new standard on revenue from the services we provide. Our approach includes performing a detailed review of key contracts representative of our different subsidiary businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and generally revenue is recognized at a point in time when services are completed. Our assessment is that for the significant majority of our revenue, we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. However, from time to time we enter into service contracts with certain of our customers whereby revenue is earned over a period of time. We anticipate that with the adoption of ASU 2014-09, we will be required to disclose these various revenue streams on a disaggregated basis and provide disclosure detailing our considerations with regard to revenue recognized under service contracts.  We currently intend to adopt the new standard as of January 1, 2018.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We continue to evaluate the impact of this new standard on our consolidated financial statements. Once adopted, the Company expects to recognize additional assets and liabilities on its consolidated balance sheet related to operating leases with terms longer than one year.

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

Note 4 - Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2017	2016

Trucks and vehicles	$55,107,844	$54,353,632
Water transfer equipment	4,658,965	4,520,155
Other equipment	3,205,894	2,898,457
Buildings and improvements	3,875,259	3,896,865
Land	784,636	784,636
Disposal wells	391,003	391,003
Total property and equipment	68,023,601	66,844,748
Accumulated depreciation	(37,094,781)	(32,226,787)
Property and equipment – net	$30,928,820	$34,617,961

Note 5 – Revolving Credit Facilities

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1 month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds will be collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

As of September 30, 2017, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $23.5 million with an interest rate of 4.75% per year for $23.0 million of outstanding LIBOR Rate borrowings and 6.0% per year for the approximately $544,000 of outstanding Prime Rate borrowings. As of September 30, 2017, approximately $2.7 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

Under to the 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Maintenance of a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, with a build up beginning on January 1, 2017, through December 31, 2017, upon which the ratio will be measured on a trailing twelve-month basis;

(2) In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

On August 10, 2017, an initial advance of approximately $21.7 million was made under the New Credit Facility to repay in full all obligations outstanding under our Prior Credit Facility.

Upon entering into the 2017 Credit Agreement and as of September 30, 2017, our trailing 12 month FCCR was less than 1.20 to 1.00. As a result, we are required to maintain minimum liquidity of $1,500,000. Our liquidity as of September 30, 2017, as defined in the 2017 Credit Agreement, was $3.2 million.

Also, as of September 30, 2017, we were in violation of the FCCR covenant under the 2017 Credit Agreement. Our FCCR, as calculated in accordance with the 2017 Credit Agreement, was 0.62 to 1.00, which constituted an Event of Default under the 2017 Credit Agreement. Upon an Event of Default, East West Bank may, at its election, declare all of our obligations under the 2017 Credit Agreement immediately due and payable, demand that we deposit cash with the bank as collateral security, and cease advancing money or extending credit to us, among other remedies. As of November 14, 2017, East West Bank had not informed us of any election to exercise any of its rights and remedies. We are in negotiations with East West Bank regarding a waiver of the testing of this covenant until December 31, 2017 through an amendment to the 2017 Credit Agreement, which would remedy the covenant violation. We believe it is probable that we will reach an agreement with East West Bank that would cure this covenant violation, however we have no assurance that a waiver or amendment will be reached, or if so reached will not subject us to additional covenants and monetary payments. There is no assurance that we will cure this existing covenant violation.

PNC Revolving Credit Facility

In September 2014, we entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provided for a five-year $30 million senior secured revolving credit facility. Under the 2014 Credit Agreement, there were no required principal payments until maturity and we had the option to pay variable interest rate based on (i) 1, 2 or 3 month LIBOR plus an applicable margin ranging from 4.50% to 5.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 3.00% to 4.00% for Domestic Rate Loans. Interest was calculated monthly and added to the principal balance of the loan.

On March 31, 2017, we entered into the Tenth Amendment to the 2014 Credit Agreement with PNC Bank that among other things (i) required us to raise $1.5 million in subordinated debt or post a letter of credit in favor of PNC by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, our largest shareholder, Cross River Partners, L.P. ("Cross River"), whose general partner's managing member is the chairman of our Board of Directors, posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River also provided $1.0 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. We accounted for the warrants issued in connection with the subordinated debt as a liability in the accompanying consolidated balance sheet as of September 30, 2017.

As of December 31, 2016, we had an outstanding principal loan balance under the 2014 Credit Agreement of $23.2 million. The interest rate at December 31, 2016 ranged from 5.21% to 5.27% per year for the $21.3 million of outstanding LIBOR Rate Loans and 6.75% per year for the $1.9 million of outstanding Domestic Rate Loans. As of December 31, 2016, approximately $4.5 million was available under the 2014 Credit Agreement. As of December 31, 2016, we were in compliance with our covenants under the 2014 Credit Agreement.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. As of September 30, 2017 and December 31, 2016, approximately $230,000 and $171,000, respectively, of unamortized debt issuance costs were included in Other Assets in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2017, we amortized approximately $135,000 and $427,000 of these costs, which is included within Interest Expense in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, we amortized approximately $39,000 and $114,000 of these costs, respectively.

Upon the acceleration of the maturity date upon entering into the Tenth Amendment to the 2014 Credit Agreement, and subsequently upon our repayment of the 2014 Credit Agreement on August 10, 2017, we accelerated the amortization of approximately $110,000 and $317,000 of debt issuance costs incurred in connection with the 2014 Credit Agreement, during the three and nine months ended September 30, 2017, respectively.

Interest Rate Swap

On September 17, 2015, we entered into an interest rate swap agreement with PNC in order to hedge against the variability in cash flows from future interest payments related to the 2014 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% paid by us and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

In connection with the termination of the 2014 Credit Agreement, on August 10, 2017, we terminated the interest rate swap agreement with PNC. Our cost to terminate the agreement was approximately $90,000, which compared to our estimate of the fair value of the swap prior to the termination of approximately $72,000. We recorded the difference of approximately $18,000 as additional interest expense during the three months ended September 30, 2017.

Note 6 – Long-Term Debt

Long-term debt (excluding borrowings under our 2017 Credit Agreement described in Note 5) consists of the following:

	September 30,	December 31,
	2017	2016

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	$317,421	$355,033

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	125,000	170,000

Mortgages payable to banks, interest ranging from 5.9% to 7.25%, due in monthly principal and interest payments of $6,105, secured by land. Remaining principal balances were paid in February 2017.	-	97,839
Total	442,421	622,872
Less current portion	(176,956)	(318,499)
Long-term debt, net of current portion	$265,465	$304,373

Aggregate maturities of debt, (excluding borrowings under our 2017 Credit Agreement described in Note 5), are as follows:

Twelve Months Ending September 30,
2017	$176,956
2018	53,898
2019	55,963
2020	58,148
2021	60,398
Thereafter	37,058
Total	$442,421

Note 7 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
September 30, 2017
Derivative Instrument
Warrant liability	$-	$-	$586,312	$586,312

December 31, 2016
Derivative Instrument
Interest rate swap	$-	$91,000	$-	$91,000

The Company's warrant liability was valued as a derivative instrument at issuance and at September 30, 2017 using the Black-Scholes option pricing model, using observable market inputs and management judgment based on the following assumptions: a risk-free interest rate of 1.62%, expected dividend yield of 0%, a term of 2.4 years, and a volatility of 100.10%. The valuation policies used are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

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

The change in the fair value of the warrant liability resulted in a charge to earnings of approximately $280,000 during the three and nine months ended September 30, 2017, and is included within Other (expense) income in the accompanying consolidated statement of operations.

Note 8 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended September 30, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 34% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the three and nine months ended September 30, 2017, the Company recorded net income tax benefit of $1.4 million and $2.4 million, respectively, primarily due to our net operating losses during the three and nine months ended September 30, 2017. As of September 30, 2017, the Company had recorded a deferred tax asset, net, of approximately $2.0 million.

Note 9 – Commitments and Contingencies

Operating Leases

As of September 30, 2017, the Company leases facilities and certain equipment under lease commitments that expire through August 2022. Future minimum lease commitments for these operating lease commitments are as follows:

Twelve Months Ending September 30,
2018	$665,189
2019	631,655
2020	611,341
2021	406,267
2022	257,923
Thereafter	-
Total	$2,572,375

Rent expense under operating leases, including month-to-month leases, for the three and nine months ended September 30, 2017 were approximately $185,000 and $589,000, respectively. Rent expense under operating leases, including month-to-month leases, for the three and nine months ended September 30, 2016 were $188,000 and $591,000 respectively.

HydroFLOW Agreement

             Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company is required to purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During the nine months ended September 30, 2017, the Company completed the purchase of $280,000 of equipment to fulfill its 2016 purchase commitment for exclusivity. During the three and nine months ended September 30, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW. The Company has negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant. The Company had an accrued liability of approximately $55,000 and $23,000 as of September 30, 2017 and December 31, 2016, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to quarter end.

Effective April 1, 2015, the Company entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018. Under the terms of the policy, the Company is required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.5 million over the term of the policy. In June, 2017, an employee of one of our subsidiaries sustained bodily injury while in the course of employment, and the projected cost of the claim exceeded the amount we had previously paid in under the policy. As a result, during the three months ended September 30, 2017, we made a payment of approximately $612,000 under the terms of the policy. The amount was based on an estimate of the total cost of the claim, including costs that, as of September 30, 2017, have not yet been paid in connection with the claim. During the three months ended September 30, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. As a result, during the three months ended September 30, 2017, we reversed an accrual we had recorded during the three months ended June 30, 2017, based on our estimate of the expected total cost of the insurance plan. We recorded approximately $572,000 in payments made under the plan as a long-term asset, which we expect will either be recorded as expense or refunded to us by our insurance carrier, depending on the outcome of the claim described above and any additional claims incurred under the policy. Per the terms of our policy, through September 30, 2017, we had paid in approximately $1.4 million of the projected maximum plan cost of $1.5 million. As of September 30, 2017, we estimate that our maximum continued exposure to this and other workers' compensation claims through the term of our policy and additional policy premiums is approximately $162,000.

Litigation

The Company and our subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

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

Note 10 – Stockholders’ Equity

Warrants

In conjunction with a private placement transaction and subordinated debt conversion in November 2012, the Company granted warrants to purchase shares of the Company’s common stock, exercisable at $0.55 per share for a five year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. As of September 30, 2017, 150,001 of these warrants remain outstanding.

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of September 30, 2017, 30,000 of these warrants remain outstanding.

In June 2017, in connection with a subordinated loan agreement described in more detail in Note 5, the Company granted Cross River two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20 day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the accompanying balance sheet. As of September 30, 2017, all of these warrants remain outstanding.

A summary of warrant activity for the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2016	180,001	$0.57	1.51	$1,500
Issued	1,612,902	0.31	4.75	361,290
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding at September 30, 2017	1,792,903	$0.34	4.34	361,290

Exercisable at September 30, 2017	1,792,903	$0.34	4.34	361,290

Stock Issued for Services

During the nine months ended September 30, 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. During the nine months ended September 30, 2016, the Company recorded $1,700 of consulting expense for these services.

Note 11 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2017, there were options to purchase 1,501,167 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of September 30, 2017, there were options to purchase 3,556,600 shares outstanding under the 2016 Plan.

A summary of the range of assumptions used to value stock options granted for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2017	2016			2017			2016

Expected volatility	93%	81%	-	104%	89%	-	93%	81%	-	104%
Risk-free interest rate	1.5%	0.6%	-	0.9%	1.4%	-	1.5%	0.6%	-	1.2%
Forfeiture rate	0%		0%			0%			0%
Dividend yield	0%		0%			0%			0%
Expected term (in years)	3.0	3.1	-	3.3	3.0		3.5	3.1	-	3.5

During the nine months ended September 30, 2017, the Company granted options to acquire 2,971,600 shares of common stock with a weighted-average grant-date fair value of $0.19 per share. During the nine months ended September 30, 2017, no options were exercised. During the nine months ended September 30, 2016, the Company granted options to acquire 3,525,000 shares of common stock with a weighted-average grant-date fair value of $0.28 per share. On July 18, 2016, the Company cancelled 875,000 of these stock option grants pursuant to letter agreements between the Company and option holders. The Company subsequently granted 875,000 New Options under the 2016 Plan.

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	4,211,168	$1.09	2.85	$16,520
Granted	2,971,600	0.32	4.71	636,342
Exercised	-	-	-	-
Forfeited or Expired	(2,125,000)	0.93	0.29	-
Outstanding at September 30, 2017	5,057,768	$0.69	3.65	652,862

Vested or Expected to Vest at September 30, 2017	2,054,334	$1.08	2.71	154,707
Exercisable at September 30, 2017	2,054,334	$1.08	2.71	$154,707

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2017, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2017.

During the three and nine months ended September 30, 2017, the Company recognized stock-based compensation costs for stock options of approximately $126,000 and $572,000 respectively, in general and administrative expenses. During the three and nine months ended September 30, 2016, the Company recognized stock-based compensation costs for stock options of approximately $176,000 and $494,000, respectively, in general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2016	1,659,834	$0.58
Granted	2,971,600	0.19
Vested	(1,651,333)	0.47
Forfeited	(76,668)	0.51
Non-vested at September 30, 2017	2,903,433	$0.24

As of September 30, 2017, there was approximately $690,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 1.67 years.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments:

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Three Months Ended September 30, 2017:
Revenues	$4,033,487	$797,805	$910,834	$-	$-	$5,742,126
Cost of Revenue	4,162,171	822,322	801,049	-	216,670	6,002,212
Segment Profit (Loss)	$(128,684)	$(24,517)	$109,785	$-	$(216,670)	$(260,086)

Depreciation and Amortization	$1,192,724	$253,304	$164,184	$-	$7,745	$1,617,957

Capital Expenditures (Excluding Acquisitions)	$273,665	$2,459	$-	$-	$-	$276,124

Three Months Ended September 30, 2016:
Revenues	$3,060,565	$-	$917,767	$1,524,879	$-	$5,503,211
Cost of Revenue	3,016,337	254,304	897,200	1,621,732	171,967	$5,961,540
Segment Profit (Loss)	$44,228	$(254,304)	$20,567	$(96,853)	$(171,967)	$(458,329)

Depreciation and Amortization	$1,211,202	$215,946	$164,809	$-	$10,944	$1,602,901

Capital Expenditures (Excluding Acquisitions)	$212,815	$12,157	$7,039	$-	$-	$232,011

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Nine Months Ended September 30, 2017:
Revenues	$21,836,551	$1,855,811	$2,676,739	$254,066	$-	$26,623,167
Cost of Revenue	16,935,563	2,114,094	2,906,106	211,644	645,479	22,812,886
Segment Profit (Loss)	$4,900,988	$(258,283)	$(229,367)	$42,422	$(645,479)	$3,810,281

Depreciation and Amortization	$3,616,847	$731,100	$497,672	$-	$23,641	$4,869,260

Capital Expenditures (Excluding Acquisitions)	$677,981	$456,977	$106,431	$-	$5,561	$1,246,950

Identifiable assets (1)	$30,485,866	$3,768,021	$1,726,351	$-	$516,119	$36,496,356

Nine Months Ended September 30, 2016:
Revenues	$12,880,914	$31,688	$2,922,207	$2,113,813	$-	$17,948,622
Cost of Revenue	10,763,483	1,133,556	2,918,076	2,334,058	520,633	$17,669,806
Segment Profit (Loss)	$2,117,431	$(1,101,868)	$4,131	$(220,245)	$(520,633)	$278,816

Depreciation and Amortization	$3,788,420	$647,839	$503,007	$-	$29,227	$4,968,493

Capital Expenditures (Excluding Acquisitions)	$582,096	$176,202	$34,512	$-	$16,331	$809,141

Identifiable assets (1)	$34,248,566	$3,699,964	$2,167,718	$-	$314,822	$40,431,070

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Segment profit (loss)	$(260,086)	$(458,329)	$3,810,281	$278,816
General and administrative expenses	(1,138,741)	(966,873)	(3,423,040)	(2,894,769)
Patent litigation and defense costs	(28,447)	(33,171)	(95,677)	(108,783)
Severance and Transition Costs	(16,666)	-	(784,421)	-
Depreciation and amortization	(1,617,957)	(1,602,901)	(4,869,260)	(4,968,493)
Income (loss) from Operations	$(3,061,897)	$(3,061,274)	$(5,362,117)	$(7,693,229)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine month periods ended September 30, 2017 and 2016, and our financial condition, liquidity and capital resources as of September 30, 2017, and December 31, 2016. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS

Executive Summary

The nine months ended September 30, 2017 brought several positive developments.  Overall demand for our services increased due to improved industry conditions and cooler temperatures in several of our heating markets compared to the same period in 2016.  In addition, we added three major customers that expanded our frac water heating business and helped to offset warm weather in the Marcellus/Utica shale market during the winter of 2016-2017.  Also, we continued to grow and expand our water transfer business.  We acquired these assets in January 2016 and due to the dramatic drop in crude oil prices in early 2016, we were not able to generate any water transfer business until late in the fourth quarter of 2016.

Revenues for the nine months ended September 30, 2017 increased $8.7 million, or 48%, from the comparable period last year due to a 70% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $1.8 million higher than the comparable period last year due to continued expansion of services.

Segment losses for the three months ended September 30, 2017 improved by approximately $198,000, to a loss of approximately $260,000 from a loss of approximately $458,000 in the comparable period in 2016 due to improved results from our well enhancement services and the results from our water transfer segment. For the nine month period ended September 30, 2017, segment profits increased by $3.5 million, due primarily to an increase in revenue from our core well enhancement services. General & administrative expenses, excluding severance and transition costs, increased by approximately $528,000 for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to an increase in personnel costs at the corporate level. Severance and transition costs related to the resignation of the Company’s former President and Chief Executive Officer and Chief Financial Officer of approximately $784,000 were incurred during the nine months ended September 30, 2017.  Interest expense for the nine months ended September 30, 2017 increased $383,000 from the first nine months of 2016 primarily due to $327,000 of accelerated amortization of debt issuance costs related to reduction in term and extinguishment of the credit facility provided by PNC, and due to an increase in borrowing costs due to the higher weighted-average interest rate paid on borrowings with PNC and other lenders, partially offset by savings related to the lower interest rate on our new credit facility provided by East West Bank, which we closed on August 10, 2017.

For the nine months ended September 30, 2017, the Company recognized a net loss of approximately $5.0 million or ($0.10) per share compared to a net loss of $5.8 million or ($0.15) per share last year primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the three months ended September 30, 2017 was a loss of approximately $1.3 million, compared to a loss of approximately $1.2 million for the comparable period in 2016. Adjusted EBITDA for the nine months ended September 30, 2017 was approximately $959,000 compared to a loss of $2.1 million for the comparable period in 2016. For further details regarding the calculation of Adjusted EBITDA see Adjusted EBITDA section below.

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

Crude prices and the North American rig count have increased since the low points in February 2016 and May 2016, respectively, signaling that the industry downturn may have stabilized. The United States rig count bottomed out at approximately 400 in the spring of 2016 and has increased to approximately 940 as of September 30, 2017, which translated into increased activity for the nine months ended September 30, 2017, compared to the same period in 2016. However, the growth in the rig count is overweighted to the Permian Basin. We started to see an increase in completion and production maintenance service activity towards the end of the fourth quarter of 2016, due to some stabilization of commodity prices and the oil and gas industry overall.  We believe this industry turnaround has contributed to an increase in demand for service activity compared to 2016.

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

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Well enhancement services	$4,033,487	$3,060,565	$21,836,551	$12,880,914
Water transfer services	797,805	-	1,855,811	31,688
Water hauling services	910,834	917,767	2,676,739	2,922,207
Construction services	-	1,524,879	254,066	2,113,813
Total Revenues	$5,742,126	$5,503,211	$26,623,167	$17,948,622

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SEGMENT PROFIT (LOSS):
Well enhancement services	$(128,684)	$44,228	$4,900,988	$2,117,431
Water transfer services	(24,517)	(254,304)	(258,283)	(1,101,868)
Water hauling services	109,785	20,567	(229,367)	4,131
Construction services	-	(96,853)	42,422	(220,245)
Unallocated & Other	(216,670)	(171,967)	(645,479)	(520,633)
Total Segment Profit (loss)	$(260,086)	$(458,329)	$3,810,281	$278,816

Well Enhancement Services

Well Enhancement Services, which accounted for 70% of total revenues for the three months ended September 30, 2017, increased $973,000, or 32%, to $4.0 million for the three months ended September 30, 2017. Well Enhancement Services accounted for 82% of total revenues for the nine months ended September 30, 2017, increased $9.0 million, or 70%, compared to the same period in 2016. Increased demand for services due to improved industry conditions, the addition of three major customers in our frac water heating business, more normal winter temperatures, and an extended heating season in our heating markets all contributed to the increase in revenues over last year.

Frac water heating revenues, which are typically very low in the third quarter, increased for the three months ended September 30, 2017 by $57,000, or 67%, from the comparable period in 2016. Frac water heating revenues for the nine months ended September 30, 2017, increased by $6.1 million, or 134% compared to the same period in 2016. Improved industry conditions including relatively stable commodity prices and increased drilling rig activity has increased demand for our services since December 2016. Further, the addition of three additional customers in the Rocky Mountain region also contributed to a substantial increase in frac water heating in this area. Warm winter temperatures in the Northeast for the second consecutive heating season continued to negatively impact frac water heating in the Marcellus/Utica Shale market, which was down significantly during the three and nine months ended September 30, 2017 compared to the same period in 2016.

Hot oil revenues for the three months ended September 30, 2017 increased approximately $610,000, or 34%, compared to the same period in 2016, and increased approximately $1.6 million, or 26%, during the nine months ended September 30, 2017, compared to the same period in 2016. Incremental hot oil service revenues from our geographic expansion into the Eagle Ford combined with increased revenues in the DJ Basin and North Dakota due to improved commodity prices were the primary reasons for the increase over last year.

Acidizing revenues for the three months ended September 30, 2017 decreased by approximately  $264,000, or 25%, due in part to a slowdown due to Hurricane Harvey in Texas in August and into September. Acidizing revenues increased approximately $414,000, or 26%, over the comparable period in 2016, primarily due to incremental acidizing revenues from our geographic expansion into the Eagle Ford.

Segment profits for our core well enhancement services decreased by $173,000, to a loss of $129,000 for the three months ended September 30, 2017 compared to a segment profit of approximately $44,000 in the same period in 2016, due primarily to the seasonality of our frac heating services and the ramp up of our employee base and maintenance work performed in advance of the historically busier fourth and first quarters. For the nine months ended September 30, 2017, segment profits increased by approximately $2.8 million, or 131%, compared to the nine months ended September 30, 2016. Increased revenues from the aforementioned more normal winter temperatures, the extension of heating season into the second quarter, the rebound of oil prices, and addition of new customers contributed to the improved segment profits. In the near future, the Company plans to continue to re-deploy equipment to more active basins to increase utilization and improve this segment’s profits.

Water Transfer Services:

Water Transfer Services, which accounted for 14% of total revenues for the three months ended September 30, 2017, increased to $798,000, compared to no revenues during the three months ended September 30, 2016. For the nine months ended September 30, 2017, Water Transfer Services accounted for 7% of total revenue, and increased by $1.8 million, to $1.9 million, due to the incremental revenues from four new customers during 2017. The Company is scheduled for additional water transfer projects through the end of 2017. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to reduce the level of seasonality we have historically experienced. Segment results for the water transfer segment in the three and nine months ended September 30, 2017 include approximately $68,000 and $226,000 of marketing and trial costs related to the HydroFLOW water treatment services, respectively.

Water Transfer segment losses for the three months ended September 30, 2017 were approximately $25,000, compared to a loss of $254,000 for the comparable period in 2016. For the nine months ended September 30, 2017, we realized segment losses of $258,000, compared to losses of $1.1 million in the nine months ended September 30, 2016.

The Company continues to market and conduct proof of concept studies for the new water treatment technology utilized in devices sold under the name of HydroFLOW. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. During the three and nine months ended September 30, 2017, the Company recognized revenues of $10,000 related to HydroFLOW products.

Water Hauling Services

Water hauling service revenues, which represent 16% of revenues for the three months ended September 30, 2017, decreased approximately $7,000, or 1%, during the three months ended September 30, 2017 compared to the comparable period in 2016. For the nine months ended September 30, 2017, water hauling service revenues decreased approximately $245,000, or 8%, primarily due to cessation of certain low margin accounts and reduced service activity in our Central USA region due to heavy rains during February.

The Company recorded a segment profit of approximately $110,000 for the three months ended September 30, 2017 compared to segment profit of approximately $21,000 for the comparable period in 2016. The segment loss for the nine months ended September 30, 2017 of approximately $229,000 compares to a segment profit of approximately $4,000 during the nine months ended September 30, 2016. Segment results for the three months ended September 30, 2017 include the reversal of a $250,000 accrual recorded during our second quarter for costs related to a workers' compensation claim related to an injury sustained by an employee in our water hauling subsidiary, due to updated information related to the claim. Our accounting for the claim and workers compensation insurance policy costs are described in more detail in Note 9 to our financial statements included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

For the three months ended September 30, 2017, the Company did not record construction service revenue or costs, as we focused our efforts and workforce on core areas of our business. We recorded revenues of $1.5 million and a segment loss of $97,000 during the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company recognized approximately $254,000 in construction services revenues, compared to approximately $2.1 million during the comparable period in 2016. The revenues recognized in the three and nine months ended September 30, 2016 primarily resulted from one large dirt hauling project that concluded in 2016. The Company has utilized the construction segment to retain employees during slow periods.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers and sales personnel that sell services for various segments.

During the three months ended September 30, 2017, unallocated segment costs increased by $45,000, or 26%, to approximately $217,000 compared to $172,000 for the comparable period in 2016. For the nine months ended September 30, 2017, unallocated segment costs increased by $125,000, or 24%, to $645,000, primarily due to an increase in personnel costs.

Geographic Areas:

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
BY GEOGRAPHY
Rocky Mountain Region (1)	$2,805,211	$2,840,640	$18,011,207	$9,833,499
Central USA Region (2)	2,657,742	2,569,474	7,935,260	7,017,494
Eastern USA Region (3)	279,173	93,097	676,700	1,097,629
Total Revenues	$5,742,126	$5,503,211	$26,623,167	$17,948,622

Notes to tables:

(1)

Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken Field (western North Dakota and eastern Montana). Heat Waves and Water Management operate in this region.

(2)

Includes the Eagle Ford Shale (Southern Texas) and Mississippi Lime and Hugoton Field (southwestern Kansas, north central Oklahoma, and the Texas panhandle). Both Dillco and Heat Waves engage in business operations in this region, and we expect Water Management to begin operating in this region.

(3)

Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves and Water Management operate in this region.

Revenues in the Rocky Mountain Region decreased approximately $35,000, or 1%, to $2.8 million. While total revenue in each period was comparable, revenues during the three months ended September 30, 2016 included approximately $1.5 million of low margin construction services revenues. Revenues for the three months ended September 30, 2017, is comprised of well enhancement services and water transfer services.  Revenues for the nine months ended September 30, 2017 increased $8.2 million, or 83%, to $18.0 million, compared to $9.8 million during the same period in 2016 due to several factors including (i) increased frac water heating activity in the DJ Basin/Niobrara Shale, Bakken Field, and Wyoming basins due to more normal winter temperatures and incremental revenues generated from three new customers, (ii) the ramp up of our water transfer business during 2017, and (iii) increased hot oiling service activity in the Bakken Field and DJ Basin.

Revenues in the Central USA region for the three months ended September 30, 2017 increased by approximately $88,000, or 3%, to $2.7 million, compared to the same period in 2016. Revenues for the nine months ended September 30, 2017 increased by approximately $918,000, or 13%, compared to the same period in 2016, primarily due to incremental revenues from our geographic expansion into the Eagle Ford Shale. This increase was offset by a decline in water hauling activity in the Hugoton field area. Scaled back service work due to heavy rains in February, 2017, price concessions and elimination of certain low margin water hauling customers were the primary reasons for a decline in water hauling business in the Hugoton field area.

Revenues in the Eastern USA region increased approximately $186,000, or 200%, to approximately $279,000 for the three months ended September 30, 2017 compared to the same period in 2016. Revenues for the nine months ended September 30, 2017 decreased approximately $421,000, or 38%, compared to the same period in 2016, primarily due to lower frac water heating and hot oil service activity in the Marcellus and Utica shale basin. Unseasonably warm weather during the last two heating seasons has significantly reduced demand for heating services in this basin and essentially eliminated most of our frac water heating revenue in the nine months ended September 30, 2017. During 2017, the Company redeployed certain frac heating equipment to other regions to increase utilization rates.

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

General and Administrative Expenses:

During the three months ended September 30, 2017, general and administrative expenses increased $172,000, or 18%, primarily due to a discretionary bonus payment made in September to the Company's Chief Executive Officer and the accrual of potential annual bonuses to company personnel. During the nine months ended September 30, 2017, general and administrative expenses increased $528,000, or 18% due to (i) the aforementioned bonus payment and accruals, (ii) an increase in stock compensation expense, including approximately $115,000 in incremental expense due to the accelerated vesting of options granted to our former President and CEO, and (iii) consulting costs and contract labor costs incurred during the executive transition period.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased slightly to $28,000 and $96,000 for the three and nine months ended September 30, 2017, respectively. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, litigation and defense costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended September 30, 2017 increased $15,000, or 1%, from the same period in 2016, due to asset acquisitions subsequent to September 30, 2016. For the nine months ended September 30, 2017, depreciation expense decreased by $99,000, or 2%, primarily due to certain of our assets becoming fully depreciated or amortized in 2016 and 2017.

Severance and Transition Costs:

During the three and nine months ended September 30, 2017, the Company recognized costs of approximately $17,000 and $784,000, respectively, related to the departures of the former President and Chief Executive Officer and the Chief Financial Officer. The costs incurred primarily comprise payments to the former executives pursuant to their respective termination agreements and legal and professional costs directly related to the transition to the new management team. In addition, as described above with regards to our General and Administrative Expenses, the accelerated vesting of option grants made to our former President and CEO caused us to recognize an incremental $115,000 in stock-based compensation expense.

Income (Loss) from operations:

For the three months ended September 30, 2017, the Company recognized a loss from operations of $3.1 million compared to a loss from operations of $3.1 million for the comparable period in 2016. The $198,000 improvement in segment profits was offset by increases in G&A costs, severance and transition costs, and a slight increase in depreciation expense discussed above. For the nine months ended September 30, 2017, the Company recognized a loss from operations of $5.4 million compared to a loss from operations of $7.7 million in the comparable period in 2016. The improvement of $2.3 million is primarily due to a $3.5 million increase in segment profits, partially offset by the increase in General and Administrative Expenses and Severance and Transition Costs discussed above.

Interest Expense:

Interest expense increased approximately $47,000, or 8%, for the three months ended September 30, 2017, compared to the same period in 2016, due to a higher average borrowing balance and borrowing costs incurred in connection with the closing our New Credit Facility and extinguishment of our Prior Credit Facility. Interest expense for the nine months ended September 30, 2017 increased approximately $383,000, or 27%, to $1.8 million compared to $1.4 million during the same period in 2016, primarily due to approximately $327,000 of accelerated amortization expense of debt issuance costs during the nine months ended September 30, 2017 related to reduction in term and extinguishment of our PNC credit facility. In addition, higher amendment fees and increases in our effective interest rate due to amendments to our PNC credit facility also contributed to the increase. These increases were partially offset by a $126,000 reduction in interest expense from last year related to the fair value adjustments on the PNC interest rate swap agreement.

Income Taxes:

Income tax benefit was $1.4 million for the three months ended September 30, 2017 compared to a tax benefit of $1.3 million in the comparable period in 2016. For the nine months ended September 30, 2017, we recognized an income tax benefit of $2.4 million, compared to an income tax benefit of $3.1 million for the nine months ended September 30, 2016. Our effective tax rate was approximately 36% and 33% for the three and nine months ended September 30, 2017, respectively, and 35% and 34% for the three and nine months ended September 30, 2016, respectively. Our effective tax benefit in 2017 and 2016 approximates the federal statutory rate of 35%.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Adjusted EBITDA*
Income (Loss)	$(2,509,732)	$(2,357,824)	$(4,986,148)	$(5,814,044)
Add Back (Deduct)
Interest Expense	599,616	553,049	1,809,320	1,426,500
Provision for income taxes (benefit) expense	(1,415,494)	(1,251,301)	(2,407,023)	(3,060,008)
Depreciation and amortization	1,617,957	1,602,901	4,869,260	4,968,493
EBITDA*	(1,707,653)	(1,453,175)	(714,591)	(2,479,059)
Add Back (Deduct)
Stock-based compensation	126,152	175,954	571,909	493,458
Severance and Transition Costs	16,666	-	784,421	-
Patent Litigation and defense costs	28,447	33,171	95,677	108,783
(Gain) on sale and disposal of equipment	-	-	-	(233,473)
Interest and other expense (income)	263,713	(5,198)	221,734	(12,204)
Adjusted EBITDA*	$(1,272,675)	$(1,249,248)	$959,150	$(2,122,495)

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

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our fixed charge coverage ratio covenant associated with our 2017 Credit Agreement require the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended September 30, 2017 declined by approximately $23,000, due primarily to the increase in general and administrative expenses discussed above, partially offset by the increase in revenues and segment profits from well enhancement and water transfer services. For the nine months ended September 30, 2017, our Adjusted EBITDA improved by $3.1 million, from a loss of $2.1 million to approximately $959,000 in positive EBITDA, primarily due to the improvement in segment profits discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

As described in more detail Note 5 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into a Loan and Security Agreement (the “2017 Credit Agreement”) with East West Bank (“East West Bank”) which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”), to replace the five-year $30 million senior secured revolving credit Facility (the “Prior Credit Facility”) provided under the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”). As of September 30, 2017, we were in violation of one of the loan covenants of the 2017 Credit Agreement, which required that we maintain a trailing nine-month Fixed Charge Coverage Ratio (“FCCR”) of an amount not less than 1.10 to 1.00 at the end of the month with a build up beginning on January 1, 2017 through December 31, 2017. Our FCCR as of September 30, 2017, calculated in accordance with the 2017 Credit Agreement, was 0.62 to 1.00, which constituted an Event of Default. Under the 2017 Credit Agreement, upon an Event of Default, East West Bank, may at its election, declare all of our obligations under the agreement immediately due and payable, demand that we deposit cash with the bank as collateral security, and cease advancing money or extending credit to us, among other remedies. We are in negotiations with East West Bank regarding a waiver of the testing of this covenant through December 31, 2017 through an amendment to the 2017 Credit Agreement, which would remedy the covenant violation. We believe it is probable that we will reach such an agreement with East West Bank, however, we cannot provide assurance that East West Bank will agree to provide the waiver, and as of November 14, 2017 we had not finalized such an agreement. If East West Bank exercises its option to declare the debt immediately due and payable, our ability to continue as a going concern will be materially, negatively affected.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016

Net cash provided by operating activities	$(551,184)	$1,151,358
Net cash used in investing activities	(1,163,236)	(4,482,603)
Net cash (used in) provided by financing activities	1,573,507	3,307,783
Net Decrease in Cash and Cash Equivalents	(140,913)	(23,462)

Cash and Cash Equivalents, Beginning of Period	620,764	804,737

Cash and Cash Equivalents, End of Period	$479,851	$781,275

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Current Assets	$5,735,919	$7,037,068
Total Assets	39,883,328	42,369,996
Current Liabilities	26,816,551	4,001,098
Total Liabilities	29,882,124	27,954,550

Stockholders’ equity	10,001,204	14,415,446

Working Capital (deficit) (Current Assets net of Current Liabilities)	(21,080,632)	3,035,970
Long-term debt to Equity	0.25 to 1	1.63 to 1

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At September 30, 2017, we had approximately $480,000 of cash and cash equivalents and approximately $2.7 million available under our asset-based senior revolving credit facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

As described in more detail in Note 5 to our financial statements included in “Item 1. Financial Statements” of this report, we entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility. The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. We used initial proceeds of approximately $21.8 million to repay all amounts due pursuant to our Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC"), and pay other closing costs and fees. Upon entering into the 2017 Credit Agreement, we had approximately $4.7 million available under the terms of the agreement.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

As of September 30, 2017, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $23.5 million. The interest rate on borrowings under the 2017 Credit Agreement at September 30, 2017 was 4.75% per year for the $23.0 million of outstanding LIBOR Rate borrowings and 6.0% per year for the $544,000 of outstanding Prime Rate borrowings, for a weighted average interest rate of 4.78%.

Interest Rate Swap

On September 17, 2015, we entered into an interest rate swap agreement with PNC in order to hedge against the variability in cash flows from future interest payments related to the 2014 Credit Agreement. The terms of the interest rate swap agreement include an initial notional amount of $10 million, a fixed payment rate of 1.88% plus an applicable margin ranging from 4.50% to 5.50% paid by us and a floating payment rate equal to LIBOR plus an applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

In connection with the termination of the 2014 Credit Agreement, during the three months ended September 30, 2017, we terminated the interest rate swap agreement with PNC. The cost to terminate the interest rate swap was approximately $90,000, and we recorded the difference between the cost to terminate the swap and the valuation of the swap as of June 30, 2017, as additional interest expense during the three months ended September 30, 2017. We expect to enter into a similar interest rate swap agreement in connection with the 2017 Credit Agreement.

We engaged a valuation expert firm to complete the value of the swap utilizing an income approach from a discounted cash flow model. The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of December 31, 2016, the annual discount rate was 13.40%.

During the nine months ended September 30, 2017, the fair market value of the swap instrument increased by approximately $19,000 and resulted in a decrease to the liability and a reduction in interest expense.

During the three months ended September 30, 2016, the fair market value of the swap instrument increased by $65,000 and resulted in a decrease to the liability and a reduction in interest expense. During the nine months ended September 30, 2016, the fair market value of the swap decreased by $107,000 and resulted in an increase in the liability and additional interest expense.

The interest rate swap liability was included in accounts payable and accrued liabilities on the Company’s balance sheet. As of December 31, 2016 the interest rate swap liability was $91,000.

Liquidity:

As of September 30, 2017, our available liquidity was $3.2 million, which was substantially comprised of $2.7 million of availability on the credit facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity) and $480,000 in cash. We utilize the 2017 Credit Facility to fund working capital requirements, and during the nine months ended September 30, 2017, we received net cash proceeds from our various lines of credit of approximately $790,000, and additionally received $1.1 million in non-cash proceeds to fund interest due on the notes.

On August 10, 2017 an initial advance of $21.8 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility and fees and expenses incurred in connection with the termination of the 2014 Credit Agreement and the origination of the 2017 Credit Agreement. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.7 million under the New Credit Facility.

Working Capital:

As of September 30, 2017, we had negative working capital of approximately $21.1 million compared to positive working capital of $3.0 million as of December 31, 2016, primarily attributable to the presentation of our senior revolving line of credit as a current liability as of September 30, 2017, due to the violation of a loan covenant with respect to our Senior Credit Facility discussed above. Also, as discussed above, we are in negotiations with East West Bank regarding a waiver of the testing of this covenant through December 31, 2017 through an amendment to the 2017 Credit Agreement.

Deferred Tax Asset, net:

As of September 30, 2017, the Company had recorded a deferred tax asset, net, of approximately $2.0 million. The primary source of the deferred tax asset is the Company's operating losses during the three and nine months ended September 30, 2017. The Company has performed an analysis and determined that it is more likely than not to realize the amount recorded.

Cash flow from Operating Activities:

For the nine months ended September 30, 2017, we used approximately $551,000 in operating activities compared to $1.2 million in cash provided by operating activities during the comparable period in 2016. The decrease was partially attributable to (i) the decrease in cash flows provided by the monetization of accounts receivable during the nine months ended September 30, 2017 compared to the comparable period in 2016, (ii) our payment of approximately $612,000 to the provider of our workers' compensation insurance policy in the nine months ended September 30, 2017, and (iii) severance and transition costs paid during the nine months ended September 30, 2017.

Cash flow from Investing Activities:

Cash used in investing activities during the nine months ended September 30, 2017 was approximately $1.2 million, compared to $4.5 million during the comparable period in 2016, primarily due to the $4.2 million purchase of water transfer assets and patented hydropath technology assets from WET and HIIT in the nine months ended September 30, 2016. The $1.3 million of capital expenditures for the nine months ended September 30, 2017 primarily comprised capital expenditures for maintenance of our existing fleet of assets and for assets acquired pursuant to our agreement with HydroFLOW.

Cash flow from Financing Activities:

Cash provided by financing activities for the nine months ended September 30, 2017 was $1.6 million compared to $3.3 million in cash provided by financing activities for the comparable period in 2016. During the nine months ended September 30, 2017, we borrowed a net $790,000 (excluding non-cash advances for interest payments) under our revolving credit facilities and issued subordinated debt of $2.5 million, to fund working capital requirements and invest in our fleet of assets. During the nine months ended September 30, 2016, we borrowed a net of approximately $3.5 million under our revolving credit facility capital expenditures, including the $4.2 million purchase of water transfer assets, partially offset by repayments made upon the monetization of accounts receivable.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to optimize our asset base and increase our cash flow through the increase in both the oil prices and oil and gas drilling activities. Our long term goal is to right-size our balance sheet by paying down debt and increasing the utilization rate of our assets. We plan to continue to look for opportunities to expand our business operations through organic growth such as geographic expansion and increasing the volume and scope of services offered to our existing customers as capital permits. We will continue to explore adding high margin services that reduce our seasonality, diversify our service offerings, and maintain a good balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of September 30, 2017 consist primarily of scheduled principal payments under certain term loans and operating leases.  We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020, however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, we must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, we and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During 2017, we purchased $280,000 of equipment to meet our 2016 purchase commitment for exclusivity. During the nine months ended September 30, 2017 and 2016, we did not accrue or pay any royalties to HydroFLOW, however, subsequent to September 30, 2017, we completed our first job using the technology. We have negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies and estimates have not changed from those reported in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" in in our 2016 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Enservco Corporation ("Enservco") and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

The ‘993 Patent has undergone several reexaminations by the USPTO and in February 2015, the USPTO rejected all 99 claims of the ‘993 Patent in the latest reexamination.  However, in May 2016, the USPTO reversed its decision and confirmed all 99 claims as being patentable over the cited prior art in the reexamination proceeding. Further, in September 2016 and February 2017, HOTF was issued two additional patents, both of which could be asserted against us. Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of each of HOTF’s patents. If these Patents are ultimately held to be invalid and/or enforceable, the Colorado Case would become moot.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors in our annual report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017, the Company is also subject to the following risks:

We are in violation of a loan covenant in our 2017 Credit Agreement and our lender, East West Bank, has the right to immediately declare the outstanding loan balance due and payable, cease making further advances under the loan and exercise other remedies in the event it declares an Event of Default. If East West Bank exercises its option to declare the debt to be immediately due and payable, our ability to continue as a going concern will be materially, negatively affected. We may be unable to meet the obligations of the various financial covenants in that agreement.

As of September 30, 2017, we were in violation of the Fixed Charge Coverage Ratio, or FCCR, covenant under the 2017 Credit Agreement. Our FCCR, as calculated in accordance with the 2017 Credit Agreement, was 0.62 to 1.00. Failure to satisfy the financial covenants contained in the 2017 Credit Agreement constitutes an Event of Default under the 2017 Credit Agreement. Upon an Event of Default, under the 2017 Credit Agreement, East West Bank may, at its election, declare all of our obligations under the 2017 Credit Agreement immediately due and payable, demand that we deposit cash with the bank as collateral security, and cease advancing money or extending credit to us, among other remedies. As of November 14, 2017, East West Bank had not informed us of its election to exercise of any of these rights and remedies, and we are seeking a covenant waiver or amendment to the terms of the 2017 Credit Agreement to remedy the covenant violation. We have no assurance that any waiver or amendment will be reached, or if so reached will not subject us to additional covenants and monetary payments. There is no assurance that we will cure this existing covenant violation. If East West Bank exercises its option to declare the debt immediately due and payable, our ability to continue as a going concern will be materially, negatively affected.

In addition, due to the foregoing loan covenant violation, on our consolidated condensed balance sheets, we have included all amounts outstanding under the 2017 Credit Agreement as of September 30, 2017, or approximately $23.5 million as a current liability, resulting in us having a material, significant working capital deficit as of September 30, 2017, of approximately $21.1 million.

Our 2017 Credit Agreement imposes various other obligations and financial covenants on us. The 2017 Credit Agreement has a variable interest rate and is collateralized by substantially all of the assets of us and our subsidiaries.

We must maintain minimum liquidity levels and our ability to incur additional debt or operating lease obligations is significantly constrained by the 2017 Credit Agreement. A downturn in the domestic oil and natural gas exploration and production sector will likely result in reduced drilling activity in our service areas and make it more difficult to meet our financial covenants.

Our debt obligations may reduce our financial and operating flexibility.

As of September 30, 2017, we had borrowed approximately $23.5 million under our 2017 Credit Agreement and had approximately $2.7 million of borrowing capacity available under this facility. However, due to our noncompliance with a debt covenant as discussed above, our bank may determine to not advance us any further funds under the 2017 Credit Agreement. Although we plan to utilize future cash flow from operations to reduce our outstanding borrowings, we may be unable to achieve this objective. If we are unable to reduce debt or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and that we are subject to interest rate risk under our credit facility, which bears interest at a variable rate. Any further increase in our interest rates (whether by amendment to its 2017 Credit Agreement or as the result of economic conditions) would likely have an adverse impact on our financial condition, results of operations and growth prospects.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and its future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of our equity securities. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
3.01	Second Amended and Restated Certificate of Incorporation (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws (3)
10.1	Loan and Security Agreement with East West Bank, a California banking corporation. (7)
10.2	Subordinated Loan Agreement (4)
10.3	Subordinated Promissory Note – $1.0 Million (4)
10.4	Subordinated Promissory Note – $1.5 Million (4)
10.5	Warrant – 645,161 Shares (4)
10.6	Warrant – 967,741 Shares (4)
10.7	Executive Severance Agreement dated May 5, 2017, by and between Rick D. Kasch and the Company (5)
10.8	Executive Severance Agreement dated June 8, 2017, by and between Robert J. Devers and the Company (6)
11.1	Statement of Computation of per share earnings (contained in Note 3 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Tucker Franciscus, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Tucker Franciscus, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2017, and filed on June 12, 2017.
(7)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 and filed on August 14, 2017

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 14, 2017	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: November 14, 2017	/s/ Tucker Franciscus
Tucker Franciscus, Principal Financial Officer and Chief Financial Officer