Form 10-K
period 2017-12-31
Enservco Corp
filed 2018-03-22
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-36335

ENSERVCO CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 South Cherry St., Ste. 1000 Denver, CO	80246
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.005 par value	NYSE American

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐  Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $12.2 million based upon the closing sale price of the Registrants Common Stock of $0.31 as of June 30, 2017, the last trading day of the registrants most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2018, there were 51,263,334 shares of the Enservco Corporation’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive information statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant's fiscal year ended December 31, 2017, in connection with the registrant’s 2018 Annual Meeting of Shareholders, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); water transfer and water treatment (water transfer services); water hauling, fluid disposal, frac tank rental (water hauling services); and, excavating, grading, and dirt hauling services (construction services). The Company owns and operates a fleet of more than 630 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale area in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale and Austin Chalk in Texas, the Mississippi Lime and Hugoton field area in Kansas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

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

In November 2015, HWWM was organized under Colorado law as a wholly owned subsidiary of Enservco for the purpose of launching a water transfer service division. Effective January 1, 2016, HWWM acquired various water transfer assets from WET Oil Services, LLC (‘WET”) including vehicles, high and low volume pumps, manifolds, pipe, and other support equipment. In addition, effective January 1, 2016, HWWM acquired water treatment equipment which utilizes technology in devices sold under the name of HydroFLOW and various water transfer assets including high and low volume pumps, lay flat hose, trailers, generators, pipe and other equipment from HII Technologies, Inc. and its affiliates (“HIIT”). The total purchase price for both acquisitions was approximately $4.3 million. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. HWWM provides water transfer services and water treatment services to the onshore oil and natural gas sector.

Overview of Business Operations

Enservco primarily conducts its business operations through its principal operating subsidiaries (Heat Waves, HWWM, and Dillco), which provide oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, water transfer, bacteria and scale treatment, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Heat Waves, HWWM, and Dillco in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

●	Rocky Mountain Region, including eastern Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins), northwestern New Mexico (San Juan Basin), and western North Dakota and eastern Montana (Bakken area). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, ND; Rock Springs, WY; and, Platteville, CO.

●	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, PA.

●	Central USA Region, including the Mississippi Lime and Hugoton area in southwestern Kansas, Texas panhandle, and northwestern Oklahoma, and the Eagle Ford Shale and Austin Chalk in south Texas. The Central USA Region operations are deployed from operations centers in Garden City and Hugoton, KS; Okarche, OK; and in Bryan and Jourdanton, TX.

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

(2)	To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively. In late 2012 the Company expanded its operations, through its Pennsylvania operation center, into the Utica Shale formation in eastern Ohio. Also, in early 2015 the Company expanded its operations into the Eagle Ford formation through opening a new operations center in southern Texas. During 2017, the Company expanded operations in southern Texas by opening a new operations center In Bryan, Texas.

(3)	To expand its services, in January 2016, Enservco acquired various water transfer assets for approximately $4.3 million in order to provide water transfer services and bacteria and scaling treatment solutions to its customers in all of its operating areas.

The years 2014 through early 2017 were challenging for us. The decline in drilling, completion and service activities throughout the industry that started in 2014 and continued during most of 2016 due to low oil and natural gas prices resulted in significantly reduced demand for our services in 2015 and 2016. Positive developments occurred in 2017 as industry conditions improved, with increased and stable commodity prices and an increase in completion and production activities, which we believe had an impact on us beginning with our fourth quarter 2017 results. To fund operations through the downturn and into the recent recovery, we have relied on cash provided by various lenders, including senior lenders pursuant to our credit facilities. Our borrowing balance historically peaks early in the first quarter of the year as the increase in our direct variable costs related to our frac water heating services are incurred and paid. During the latter portion of the first quarter and throughout the second quarter we convert the related receivables into cash which we use to reduce our outstanding borrowings.  As of March 15, 2018, we had approximately $25.7 million outstanding and $4.1 million available under our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

As the domestic onshore oil and natural gas industry continues the current recovery, the Company expects to continue to pursue its growth strategies by increasing utilization of  its existing fleet of equipment, increasing the volume and scope of current services offered to our new and existing customers, exploring acquisitions relating to existing or complimentary service lines as capital and market conditions permit, expanding the geographic areas in which it operates, and making further investments in adding to its assets and equipment.

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

These services consist of frac water heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services. Heat Waves’ operations are currently in the major oil and natural gas areas in Colorado, Kansas, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming.

HWWM. HWWM was organized in November 2015 as a new wholly owned subsidiary of Enservco for the purpose of launching a new water management division. In connection therewith, HWWM acquired approximately $4.3 million of water management assets from HIIT and WET in January 2016.

HWWM provides water transfer services, bacteria and scaling treatment solutions, and equipment rental to customers in the oil and natural gas industry. Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a well, pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. In addition to providing traditional water transfer services, HWWM also utilized a patented hydropath technology (distributed under the name of HydroFLOW) to provide bacteria and scaling treatment services to the oil and gas industry. HydroFLOW utilizes electrical induction to reduce or eliminate down-hole scaling and corrosion and to reduce or eliminate bacteria in water. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to a Sales Agreement with the North American master distributor, HydroFLOW U.S.A., HWWM had the exclusive right to sell or rent HydroFLOW devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to customers in the United States (except in Texas where the right regarding injection and disposal wells is exclusive to only 20 companies but non-exclusive for the remaining companies in Texas). HydroFLOW has a potentially lower-cost and environmentally friendly alternative to conventional chemical treatment of frac and recycled water which could significantly reduce the use, and therefore cost, of chemicals now used by oil and gas companies; however, in 2017 demand for the technology did not support our previous purchase commitments to HydroFLOW. Therefore, as of January 1, 2018, HWWM terminated its agreement with HydroFLOW.

Areas of Operations

The following map shows the primary areas in which the Company currently operates.

Business Segments

Enservco, through its operating subsidiaries, provides a range of services to owners and operators of oil and natural gas wells in the following business segments.

Well Enhancement Services

The Company’s well enhancement services consist of frac water heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves which, as of December 31, 2017 utilized a fleet of approximately 240 custom designed trucks and other related equipment. Heat Waves’ operations are currently in southwestern Kansas, northwestern Oklahoma, Texas panhandle, southern Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale), eastern Ohio (Utica Shale), western North Dakota and eastern Montana (Bakken formation), and southern Texas (Eagle Ford Shale and Austin Chalk). Well enhancement services accounted for approximately 85% and 73% of the Company’s total revenues for fiscal years ended December 31, 2017 and 2016, respectively.

Frac Water Heating – Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2017, Heat Waves owned and operated a fleet of 52 frac heaters (or the equivalent of 80 burner boxes) designed to heat large amounts of water.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2017, Heat Waves owned and operated a fleet of 7 acidizing units which consist of a specially designed acid pump truck and an acid transport trailer.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oil truck and then pumping it down the casing and back up the tubing to remove the deposits.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is done (i) to eliminate frozen water and other soluble waste in the tank for which the operator’s revenue is reduced at the refinery; and (ii) because heated oil flows more efficiently from the tanks to transports taking oil to the refineries in colder weather.

As of December 31, 2017, Heat Waves owned and operated a fleet of 57 hot oil trucks. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

Water Transfer Services

Water transfer services consists primarily of water transfer services. These services commenced in first quarter of 2016 with revenue being generated in the fourth quarter of 2016 after acquisition of water transfer assets from WET and HIIT in January 2016. Water transfer services accounted for approximately 5% and 1% of the Company’s total revenues for fiscal 2017 and 2016, respectively.

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

Water Hauling Services

Water hauling services include water hauling, salt water disposal, and frac tank rental services. These services are primarily provided by Dillco to customers in the Hugoton gas field in western Kansas and northwestern Oklahoma. Water hauling services accounted for approximately 9% and 16% of the Company’s total revenues for fiscal 2017 and 2016, respectively.

Water Hauling – As of December 31, 2017, the Company owned or leased, and operated approximately 67 water hauling trucks and trailers equipped with pumps to move water from/to wells, tanks and other storage facilities. A majority of the Company’s trucks consist of transports with a hauling capacity of up to 130 barrels (each barrel being equal to 42 U.S. gallons). The trucks are used to:

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

Typically, the Company and a customer enter into a contract for water hauling services after that customer has completed a competitive bidding process. In these instances, we are our customers' "first call" for services, and work is performed for the customer based on agreed-upon rates and actual work performed. In other certain instances, customers with requirements for minor or incidental water hauling services usually purchase the services on a “call out” basis and charged according to a published schedule of rates. The Company competes for services on both a call out and contractual basis.

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

Frac Tank Rental – The Company also generates a small amount of revenues from the rental of frac tanks in the Hugoton field area. As of December 31, 2017, the Company owned approximately 26 frac tanks, which can store up to 500 barrels of water and are used by oilfield operators to store fluids at the well site, including fresh water, salt water, and acid for frac jobs, flowback, temporary production and mud storage. Frac tanks are used during all phases of the life of a producing well. The Company generally rents frac tanks at daily rates and charges hourly rates for the transportation of the tanks to and from the well site.

Construction Services

Construction services consist of excavation, grading and dirt hauling services. These services are primarily provided in Colorado to help increase utilization of the Company’s equipment and personnel during the slower non-heating months. This segment also utilizes sub-contractors as needed to supplement Company resources. Construction services accounted for approximately 1% and 11% of the Company’s total revenues for fiscal 2017 and 2016, respectively.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by these entities are subject to security interests from loans and credit facilities utilized by the Company.

Historically, as supply and demand require, the Company has leased additional trucks and equipment from time to time. These leases are generally for periods of less than one year, and therefore are treated as operating leases for accounting purposes, and the rent expense associated with these leases is reported ratably over the term of the lease.

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

As of December 31, 2017, a receivable from one customer comprised more than 10% of the Company’s accounts receivable balance; at approximately 11%. Revenues from this customer represented 8% of total revenues for the year ended December 31, 2017.

While the Company believes its equipment could be redeployed in the current market environment if it lost any material customers, such loss could have an adverse effect on the Company’s business until the equipment is redeployed. We believe that the market for the Company’s services is sufficiently diversified that it is not dependent on any single customer or a few major customers.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2017, approximately 69% of revenue was earned during the first and fourth quarters. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

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

Although they are relatively new businesses to us, we believe water transfer services are not seasonal. However, our water transfer services depend upon the level of drilling, well completion, and production activities.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company enters into agreements with local property owners where its disposal wells are located by which the Company generally agrees to pay those property owners a fixed amount per month plus a percentage of revenues derived from utilizing those wells. The terms of these agreements are separately negotiated with each property owner, and during its 2017 and 2016 fiscal years the total amount paid under these various agreements by the Company was immaterial to the Company and its business operations.

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

Pursuant to a Sales Agreement with HydroFLOW USA (“Sales Agreement”), HWWM had the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, frack water and recycled water in the oil and gas industry to customers in the United States. The hydropath technology is owned by HydroPath Holdings Limited. Pursuant to the Sales Agreement, the Company was required to pay royalties on certain rental transactions and was required to meet certain annual purchase commitments in order to maintain the exclusivity provision under the Sales Agreement. As of December 31, 2017, no royalties had been paid under the Sales agreement. As of January 1, 2018, HWWM terminated its agreement with HydroFLOW USA.

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

The Federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. The EPA at the request of Congress conducted a national study examining the potential impacts of hydraulic fracturing on drinking water resources and issued a final assessment report in December 2016, which concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identifies factors that influence these impacts.

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

Employees

As of February 28, 2018, the Company employed 249 full time employees. Of these employees, 170 are employed by Heat Waves, 37 by Dillco, 27 by HWWM, and 15 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

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

In addition, we maintain our corporate governance documents on our website, including our:

●	Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
●	Insider Trading Policy,
●	Audit Committee Charter,
●	Compensation Committee Charter,
●	Trading Blackout Policy, and
●	Related Party Transaction Policy.

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

Operations Related Risks

Our business is materially impacted by seasonal weather conditions.

Our businesses, particularly our frac heating and hot oil services, are impacted by weather conditions and temperatures. Unseasonably warm weather during winter months reduces demand for the heating services and results in higher operating costs, as a percentage of revenue, due to the need to retain equipment operators during these low demand periods. The Company has experienced unseasonably warm weather during parts of its heating season during the years ended December 31, 2017 and 2016, which has impacted well enhancement service revenues and profits. Management makes concerted efforts to reduce costs during these low demand periods by utilizing operators in other business segments, reducing hours, and some instances utilizing seasonal layoffs.

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

We periodically seek to increase the prices of our services to offset rising costs and to generate increased revenues. We operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new equipment may enter the market, which would also put pressure on the pricing of our services. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase the prices of our services to offset rising costs increase could have a material adverse effect on our business, financial position and results of operations.

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

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a corporation that undergoes an “ownership change” to utilize its net operating loss carry forwards (“NOLs”) and certain built-in losses recognized in years after the ownership change. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of the corporation, or arising from a new issuance of stock by the corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating losses, or NOLs, credits and certain other tax attributes to offset taxable income earned after the ownership change. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the corporation’s stock immediately before the ownership change. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains for the year. In addition, Section 383 generally limits the amount of tax liability in any post-ownership change year that can be reduced by pre-ownership change tax credit carryforwards. If we were to experience an "ownership change," this could result in increased U.S. federal income tax liability for us if we generate taxable income after the ownership change. Limitations on the use of NOLs and other tax attributes could also increase our state tax liabilities. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income, if any, with NOLs before such NOLs expire. Accordingly, these limitations may increase our federal and state income tax liabilities.

As of December 31, 2017, we had U.S. federal NOLs of approximately $20.3 million and state NOLs of approximately $24.5 million.

New U.S. tax legislation could adversely affect us and our shareholders.

On December 22, 2017, legislation referred to as the Tax Act was signed into law. The Tax Act is generally effective for taxable years beginning after December 31, 2017. The Tax Act includes significant amendments to the Internal Revenue Code, including amendments that significantly change the taxation of business entities, including the deductibility of interest. Some of the amendments could adversely affect our business and financial condition, including by limiting our ability to realize tax benefits from our NOLs, however we expect that, ultimately, the reduction of the federal corporate tax rate from 35% to 21% should be beneficial to the Company.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which has suffered significant negative price volatility since July 2014, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, most exploration and production companies shut down or substantially reduced drilling programs and required service providers to make pricing concessions. Over the two years ended December 31, 2017, the Company offered pricing concessions to a number of customers. Typically, these concessions have been made with the intent to maintain existing service volumes and/or develop additional business.

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

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore, there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of the Company’s service areas, particularly in Colorado. These activities may make oil and gas investment and production less attractive.

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

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Ian Dickinson, Austin Peitz, Dustin Bradford or other key personnel, could disrupt our operations. Although we have entered or intend to enter into employment agreements with Messrs. Dickinson, Peitz and Bradford, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

The Company’s top five customers accounted for approximately 43% and 52% of its total annual revenues for 2017 and 2016, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on the Company’s results of operations.

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

Beginning in the second half of 2014, oil prices declined substantially from historical highs, causing many of our customers to reduce or delay their oil and natural gas exploration and production spending in 2015 and 2016, which consequently reduced their demand for our services, and exerted downward pressure on the prices we charged for our services and products.

Also, an environment of increasing oil and natural gas prices can lead to increasing costs of exploring for and producing oil and natural gas. Though the addition of frac stimulation into the domestic oil and gas industry has somewhat reduced the overall costs of producing oil and natural gas, the price of drill rigs, pipe, other equipment, fluids, and oil field services and the cost to companies like the Company of providing those services, has generally increased along with increases in oil and natural gas prices. The reduction in cash flows experienced by our customers during periods of lower oil and natural gas prices and the increase of the costs of exploring for and producing oil and natural gas as noted above could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to the Company, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company uses hazardous substances and transports hazardous wastes in its operations. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require the Company to incur costs and penalties, or become the basis of new or increased liabilities that could reduce its earnings and cash available for operations. The Company believes it is currently in compliance with environmental laws and regulations.

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

As is the situation with other companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process and in 2017, a second patent was issued. We have other patent applications pending regarding other procedures used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded four patents related, in part, to a process for heating of frac water. The Patent Owner is currently in litigation with two different groups of energy companies that are seeking to invalidate the first patent. A North Dakota court has issued a summary judgment that the first patent owned by the Patent Owner is invalid. The same Court also found that this first patent is unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. The Patent Owner has filed an appeal with the U.S. Court of Appeals for the Federal Circuit to appeal this judgment and other adverse judgments and orders by the North Dakota court. As of March 15, 2018, the U.S. Court of Appeals for the Federal Circuit has not issued a ruling on this case.

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

The Company maintains insurance coverage that we believe to be customary in the industry against these hazards. In addition, in June 2015, the Company became self-insured under its Employee Group Medical Plan for the first $50,000 per individual participant. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

While our growth strategy includes seeking acquisitions of other oilfield services companies, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

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

In January 2016, HWWM, a wholly owned subsidiary of the Company, acquired various assets including the water transfer assets of HIIT and WET for approximately $4.3 million.

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

Some states and certain municipalities have regulated, or are considering regulating fracking which, if accomplished, could impact certain of our operations. While the Company does not believe that these regulations and contemplated actions to limit or prohibit fracking have impacted its activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact the Company’s business operations and revenues.

Debt Related Risks

Our indebtedness, which is currently collateralized by substantially all of our assets, could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2017, the Company owed approximately $30.0 million to banks, financial institutions, and other parties under various collateralized debt obligations.

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

■	Put us at a competitive disadvantage to competitors that have less debt, or

■	Increase our vulnerability to interest rate increases to the extent that we incur additional variable rate indebtedness.

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

In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the lenders under our credit facility could elect to terminate their commitments there-under and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

We may be unable to meet the obligations of various financial covenants that are contained in the terms of our loan agreements with our principal lender, East West Bank.

The Company’s agreements with East West Bank impose various obligations and financial covenants on the Company. The outstanding amount under the Amended Loan and Security Agreement, entered into with East West Bank in August 2017 and amended in November 2017 is due in August 2020. The revolving credit agreement with East West Bank has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the related agreements with East West Bank impose various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, a minimum liquidity ratio at certain times, and limit the Company's ability to make capital investments. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant East West Bank would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan and security agreement. As of December 31, 2017, we were in compliance with all financial covenants.

The variable rate indebtedness with East West Bank subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through East West Bank bear interest at variable rates, exposing the Company to interest rate risk. As of December 31, 2017, the Company had not yet entered into a hedging arrangement to protect against the interest rate risk associated with the remaining balance of the senior revolving credit facility.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2017, we had borrowed approximately $27.1 million under our senior revolving credit facility and had approximately $2.1 million of borrowing capacity available under this facility. Although the Company plans to utilize cash flow from operations during the first half of 2018 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at variable rates. An increase in our interest rates could have an adverse impact on our financial condition, results of operations and growth prospects.

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, we have agreed with East West Bank, our principal lender that we will not pay any cash dividends on our common stock until our obligations to East West Bank are paid in full. Accordingly, realization of a gain on a shareholder’s investment will depend on the appreciation of the price of our common stock.

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

The value of our common stock may decline significantly if we are unable to maintain our NYSE American listing.

Our common stock has recently sold and may continue to sell at a price per share well below $1.00. The NYSE American rules contain requirements with respect to continued listing standards, which include, among other things, when it appears to the Board of Directors of the Exchange that “the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the Exchange inadvisable” (Rule 1002). Rule 1003 also provides that the Exchange will not normally consider removing shares from listing where, like Enservco at the present time, “the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders”.

We believe we are in compliance with NYSE American listing requirements, but there can be no assurance that we will continue to meet those listing requirements in the future. If we fail to meet the requirements, our common stock may be delisted. If our common stock is delisted, we would be forced to list our common stock on the OTC Markets or some other quotation medium, depending on our ability to meet the specific requirements of those quotation systems. In that case, we may lose some or all of our institutional investors, and selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Further, because of the additional regulatory burdens imposed upon broker-dealers with respect to de-listed companies, delisting could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our stock.

General Corporate Risks

Concentration of ownership makes it unlikely that any stockholder will be able to influence the election of directors or engage in a change of control transaction.

Five stockholders directly and indirectly own approximately 47% of the Company’s outstanding common stock and have the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with these stockholders. For so long as these stockholders continue to own a significant percentage of the outstanding shares of the Company common stock, they will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

We have significant obligations under the 1934 Act and the NYSE American.

Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of our books and records. In addition to regulation by the SEC, we are subject to the NYSE American rules. The NYSE American rules contain requirements with respect to corporate governance, communications with shareholders, and various other matters.

Our operations are subject to cyber-attacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2017. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND(2) ● Shop ● Land	4,000 sq. ft. 6 acres
Garden City, KS ● Shop ● Land – shop ● Land – acid dock, truck storage, etc.	11,700 sq. ft. 1 acre 10 acres
Hugoton, KS (Dillco) ● Shop/Office/Storage ● Land – shop/office/storage ● Office ● Land – office	9,367 sq. ft. 3.3 acres 1,728 sq. ft. 10 acres

(1) Property is collateral for mortgage debt obligation.

(2) Location not currently in operations.

Leased Properties:

Location/Description	Approximate Size	Monthly Rental	Lease Expiration
Platteville, CO ● Shop ● Land	3,200 sq. ft. 1.5 acres	$3,000	Month-to-month
La Salle, CO ● Shop ● Land	6,000 sq. ft. 3.0 acres	$8,000	January 2021
Fort Lupton, CO ● Land	7.0 acres	$4,500	June 2018
Rock Springs, WY ● Shop ● Land	10,200 sq. ft. 3 acres	$6,500	Month-to-month
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$7,500	April 2022
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,150	June 2020
Bryan, TX ● Shop ● Land	6,000 sq. ft. 1.6 acres	$5,345	August 2022
Okarche, OK ● Shop ● Land	5,000 sq. ft. 2 acres	$6,000	October 2020
Denver, CO (3) ● Corporate offices	7,352 sq. ft.	$16,848	June 2022

(3)	Company is receiving $2,850 monthly under a short-term sublease agreement for a portion of this leased property.
Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

Enservco Corporation ("Enservco") and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of an appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

The ‘993 Patent has undergone several reexaminations by the USPTO and in February 2015, the USPTO rejected all 99 claims of the ‘993 Patent in the latest reexamination.  However, in May 2016, the USPTO reversed its decision and confirmed all 99 claims as being patentable over the cited prior art in the reexamination proceeding. Further, in September 2016 and February 2017, HOTF was issued two additional patents, both of which could be asserted against Enservco and/or Heat Waves. Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of each of HOTF’s patents. If these Patents are ultimately held to be invalid and/or enforceable, the Colorado Case would become moot.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol “ENSV”. The table below sets forth the high and low daily closing sales prices of the Company’s Common Stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2017 and 2016, respectively:

	2017		2016
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.62	$0.26	$0.70	$0.35
Second Quarter	0.47	0.21	0.83	0.53
Third Quarter	0.61	0.28	0.72	0.53
Fourth Quarter	0.77	0.43	0.74	0.41

The closing sales price of the Company’s common stock as reported on March 15, 2018, was $0.95 per share.

Holders

As of March 15, 2018, there were approximately 450 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2017 or 2016, and has no plans at present to declare or pay any dividends.

Decisions concerning dividend payments in the future will depend on income and cash requirements. However, in its agreements with East West Bank, our principal lender, the Company represented that it would not pay any cash dividends on its common stock until its obligations to East West Bank are satisfied. Furthermore, to the extent the Company has any earnings, it will likely retain earnings to pay down debt, or expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2017:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	4,814,433	(1)	$0.71	7,045,111	(3)

Equity Compensation Plans Not Approved by Security Holders	1,642,902	(2)	0.32	-

Total	6,457,335		$0.61	7,045,111

(1)

Represents (i) 3,346,600 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 1,467,833 unexercised options under the Company’s frozen 2010 Stock Incentive Plan (see below for further information).

(2)

Consists of: (i) warrants issued in June 2016 to the principals of the Company’s existing investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share and (ii) warrants issued in June 2017 in connection with a subordinated debt agreement with Cross River Partners, L.P., our largest stockholder.

(3)

Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 3,346,600 options outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

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

As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. However, as of December 31, 2017, there were options to purchase 1,467,833 shares which remain outstanding under the 2010 Plan that were awarded prior to the adoption of the 2016 Plan described below.

Description of the 2016 Stock Incentive Plan:

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The 2016 Plan is administered by our Board of Directors, which may in turn delegate authority to administer the 2016 Plan to a committee. Our plan administrator may make grants of cash and equity awards under the 2016 Plan to facilitate compliance with Section 162(m) of the Code. Subject to the terms of the 2016 Plan, the plan administrator may determine the recipients, numbers and types of awards to be granted, and the terms and conditions of the awards, including the period of their exercisability and vesting. On November 29, 2017, the Board of Directors established a compensation committee that will administer the 2016 Plan.

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 10,391,711 shares over the next ten years (the stated life of the 2016 plan). As of December 31, 2017, there were options to purchase 3,346,600 shares outstanding under the 2016 Plan.

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

Other Stock Compensation Arrangements:

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants were exercisable at $0.55 per share for a five-year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. None of these warrants remain outstanding at December 31, 2017.

In June 2017, in connection with a subordinated loan agreement, the Company granted Cross River Partners, L.P. two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the balance sheet included in our financial statements included in Part III of this Annual Report on Form 10-K. As of December 31, 2017, all of these warrants remain outstanding.

Recent Sales of Unregistered Securities

On November 30, 2017, a principal of the Company’s investor relations firm exercised common stock warrants to purchase 112,500 shares of Common Stock, $0.005 par value, of the Company. The warrants were granted pursuant to an investor relations services agreement between the Company and that firm as partial compensation for that firm’s part in creating awareness for the Company’s private equity placement in November 2012. The warrants were exercisable at $0.55 per share for a five-year term ending on November 30, 2017. Pursuant to the terms of the warrant agreement, the warrants were exercised on a cashless basis and resulted in the issuance of 26,729 shares of common stock to the holder, and no cash proceeds to the Company. There were no underwriters involved in any of the exercise transactions, and the Company paid no commissions or other remuneration as a result of the exercise of the warrants. The holder of the warrant to whom the shares were issued is an existing security holder of the Company and represented to the Company that he is an accredited investor; therefore, the shares were issued in reliance upon the exemptions from registration provided in Section 3(a)(9), and Sections 4(a)(2) and (5) of the Securities Act, as amended, and the rules promulgated thereunder.  The transaction was made without any form of advertising or general solicitation, and the holder of the warrant represented to the Company that he intended to acquire the shares for investment purposes only and without a view toward further distribution.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding our results of operations for the years ended December 31, 2017 and 2016, and our financial condition, liquidity and capital resources as of December 31, 2017 and 2016.

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, which contain further detailed information, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company, through its subsidiaries, provides the following oil field services to the domestic onshore oil and natural gas industry – (i) frac water heating, hot oiling, pressure testing, and acidizing (well enhancement services); (ii) water transfer and bacteria and scale treatment services (water transfer services); (iii) freshwater and saltwater hauling, fluid disposal, frac tank rental (water hauling services); and, (iv) well site construction and other general oil field services (construction services). The Company owns and operates through its subsidiaries a fleet of more than 630 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale and Austin Chalk in Texas and the Mississippi Lime and Hugoton areas in Kansas and Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Several positive developments occurred in 2017.  Overall demand for our services increased due to improved industry conditions and cooler temperatures in several of our heating markets compared to 2016.  In addition, we added three major customers that expanded our frac water heating business that helped to offset warm weather in the Marcellus/Utica shale market during the winter of 2016-2017. Also, we continued to grow and expand our water transfer business. We acquired these assets in January 2016 and due to the low crude oil prices in 2016, we were not able to generate any water transfer business until late in the fourth quarter of 2016.

Revenues for 2017 increased $16.1 million, or 66%, over 2016, due to a 94% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $1.9 million higher than last year due to continued expansion of services.

Segment profits (losses) for 2017 improved by approximately $7.4 million, to profit of approximately $7.1 million from a loss of approximately $213,000 in 2016 due to improved results from our well enhancement services and the results from our water transfer segment. General & administrative expenses, excluding severance and transition costs, increased by approximately $679,000 for the year ended December 31, 2017, compared to 2016, due primarily to an increase in personnel costs at the corporate level. Severance and transition costs related to the resignation of the Company’s former President and Chief Executive Officer and Chief Financial Officer of approximately $784,000 were incurred during 2017.  Interest expense for 2017 increased approximately $495,000 from 2016 primarily due to $327,000 of accelerated amortization of debt issuance costs related to reduction in term and extinguishment of the credit facility provided by PNC, and due to an increase in borrowing costs due to the higher weighted-average interest rate paid on borrowings with PNC and other lenders, partially offset by savings related to the lower interest rate on our new credit facility provided by East West Bank, which we closed on August 10, 2017.

For the year ended December 31, 2017, the Company recognized a net loss of approximately $6.9 million or ($0.13) per share compared to a net loss of $8.6 million or ($0.22) per share last year primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the year ended December 31, 2017 was approximately $3.4 million compared to a negative EBITDA of approximately $3.3 million in 2016.

Industry Overview

During 2017, improved commodity prices and an increase in active rigs in North America resulted in an increase in production and completion activities by our customers, which led to an increase in demand for our services. While demand and pricing for the services we provide remain below levels we experienced before the industry downturn that began in the last half of 2014, we believe current activity levels will support continued modest improvement in both metrics. The Company has reacted to increases in demand by allocating resources to our most active customers and basins, as we focus on increasing utilization levels and optimizing the deployment of our equipment and workforce, and maintaining a high service quality and safety record. The recent market recovery has also allowed us to compete on the basis of the quality and breadth of our service offerings, as our customers focus on optimization in production.

Crude prices and the North American rig count have increased since the low points in February 2016 and May 2016, respectively. The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 930 as of December 31, 2017, which translated into increased activity for the year ended December 31, 2017, compared to 2016.

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

Water Transfer Services:   This segment utilizes high and low volume pumps, lay flat hose, aluminum pipe and manifolds and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities. Also included in this segment are water treatment services whereby to remove bacteria and scale from water, the Company used patented hydropath technology under an agreement with HydroFLOW USA.

Water Hauling Services:    This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton area in Kansas and Oklahoma.

Construction Services:    This segment utilizes a fleet of trucks and equipment to provide supplementary construction and roustabout services to the oil and gas and construction industry. In 2016, the Company used this fleet of equipment to provide dirt hauling services to a general construction contractor in Colorado but due to low margins in this segment did not generate meaningful revenue in 2017.

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the fiscal years ended December 31, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 31,
	2017	2016
REVENUES:
Well Enhancement Services	$34,686	$17,864
Water Transfer Services	2,128	184
Water Hauling Services	3,684	3,838
Construction Services	254	2,713
Unallocated & Other	-	9

Total Revenues	$40,752	$24,608

	For the Year Ended December 31,
	2017	2016
SEGMENT PROFIT (LOSS):
Well Enhancement Services	$8,784	$2,210
Water Transfer Services	(538)	(1,445)
Water Hauling Services	(295)	41
Construction Services	42	(279)
Unallocated & Other	(845)	(740)

Total Segment Profit (loss)	$7,148	$(213)

Well Enhancement Services:

For 2017, well enhancement service revenue increased $16.8 million, or 94%, to $34.7 million. The increased demand for services is due to improved industry conditions, the addition of three major customers in our frac water heating business, more normal winter temperatures, and an extended heating season in our heating markets all contributed to the increase in revenues over last year.

Frac water heating revenues for the year ended December 31, 2017 increased 175% to $18.4 million compared to $6.7 million in 2016. Improved industry conditions including higher commodity prices and increased drilling rig activity increased demand for our services over 2016. Particularly strong gains are occurring from Marcellus Shale and Utica Shale locations in Pennsylvania as general industry activity has increased in the region due to increased demand. Further, the addition of three additional customers in the Rocky Mountain region also contributed to a substantial increase in frac water heating in this area.

Hot oil revenues for the year ended December 31, 2017 increased 29% to $11.1 million compared to $8.6 million in 2016. Incremental hot oil service revenues from our geographic expansion into the Eagle Ford combined with increased revenues in the DJ Basin and North Dakota due to improved commodity prices were the primary drivers of the increase over last year.

Acidizing revenues for the year ended December 31, 2017 increased 64% to $3.6 million compared to $2.2 million in 2016. The Company’s continued efforts to aggressively pursue customers and partner with chemical suppliers to develop new cost-effective acid programs have allowed us to expand our acidizing services into the Eagle Ford Shale formation in Texas.

Segment profits for our core well enhancement services increased $6.6 million or 297% in 2017 compared to 2016. Increased revenues from the aforementioned more normal winter temperatures, the extension of heating season into the second quarter, the rebound of oil prices, and addition of new customers contributed to the improved segment profits. In the near future, the Company plans to continue to re-deploy equipment to more active basins to increase utilization and improve this segment’s profits.

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

Also, in connection with the acquisition above, the Company acquired a new water treatment technology utilized in devices sold under the name of HydroFLOW but discontinued the contract with HydroFLOW as of January 1, 2018 due to lack of meaningful sales. HydroFLOW products offer water treatment services based on patented hydropath technology that can remove bacteria and scale from water using electrical induction to reduce or eliminate down-hole scaling and corrosion. We continue to evaluate potential use cases for the technology for customers within and outside of the oil and natural gas industry.

For the year ended December 31, 2017, Water Transfer Services accounted for 5% of total revenue, and increased by $1.9 million, to $2.1 million, due to the incremental revenues from three new customers during 2017. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to reduce the level of seasonality we have historically experienced. Segment results for the water transfer segment in the years ended December 31, 2017 and 2016 include approximately $283,000 and $325,000 of marketing and trial costs related to the HydroFLOW water treatment services, respectively.

Water Transfer segment losses for the year ended December 31, 2017, were approximately $538,000, compared to losses of $1.4 million in the year ended December 31, 2016. The Company continued to market and conduct proof of concept studies for the new water treatment technology utilized in devices sold under the name of HydroFLOW. As of January 1, 2018, the Company terminated its agreement with HydroFLOW. During the year ended December 31, 2017, the Company recognized revenues of approximately $22,000 related to HydroFLOW products.

Water Hauling Services

Water hauling service revenues, which represent approximately 9% of our 2017 consolidated revenues, declined approximately $154,000, or 4%, in 2017 compared to last year. The decline was primarily attributable to lower water hauling revenues in our Central USA region due to scaled back service work, pricing concessions, the cessation of certain low margin accounts, and reduced service activity in our Central USA region due to heavy rains during February.

Water hauling revenues have continued to decline over the last four years as this segment of the oil and gas industry has become highly competitive, which has resulted in downward pressure on prices. As noted above, the Company has reduced prices to remain competitive but also elected to eliminate certain low margin work.

The Company recorded a segment loss of approximately $295,000 during the year ended December 31, 2017 compared to profit of approximately $41,000 in 2016.

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

For the year ended December 31, 2017, the Company recognized approximately $254,000 in construction services revenue compared to approximately $2.7 million during 2016, of which $2.5 million related to a specific dirt hauling project in Colorado. Due to the size and deadlines associated with this project, the Company supplemented its existing resources with sub-contractors. Logistical challenges and equipment issues related to the Colorado project, resulted in a segment loss of $279,000 during 2016. The Company has utilized the construction segment to retain employees during slow periods.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers.

During 2017, unallocated costs increased 14% to $845,000 compared to $740,000 in 2016.

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 30,
	2017	2016
BY GEOGRAPHY:
Rocky Mountain Region (1)	$25,642	$13,674
Central USA Region (2)	13,297	9,631
Eastern USA Region(3)	1,813	1,303
Total Revenues	$40,752	$24,608

Notes to tables:
(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.

(2)

Includes the Eagle Ford Shale and Austin Chalk (southern Texas) and Mississippi Lime and Hugoton Field (southwestern Kansas, north central Oklahoma, and the Texas panhandle). Heat Waves, Dillco, and HWWM operate in this region.

(3)

Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

Revenues in the Rocky Mountain Region increased $12.0 million or 88% for the year ended December 31, 2017, compared to the prior year due to several factors including (i) increased frac water heating activity in the DJ Basin/Niobrara Shale, Bakken area, and Wyoming basins due to more normal winter temperatures and incremental revenues generated from three new customers, (ii) the ramp up of our water transfer business during 2017, and (iii) increased hot oiling service activity in the Bakken area and DJ Basin.

Revenues in the Central USA region increased $3.7 million or 38% for the year ended December 31, 2017, compared to $9.6 million for the year ended December 31, 2016, primarily due to incremental revenues from our geographic expansion into the Eagle Ford Shale. This increase was offset by a decline in water hauling activity in the Hugoton field area. Scaled back service work due to heavy rains in February, 2017, price concessions and elimination of certain low margin water hauling customers were the primary reasons for a decline in water hauling business in the Hugoton field area.

Revenues in the Eastern USA region increased approximately $510,000 to $1.8 million or 39% for the year ended December 31, 2017, compared to $1.3 million for the year ended December 31, 2016 primarily due to increased frac water heating and hot oil service activity in the Marcellus and Utica shale basin. Unseasonably warm weather significantly reduced demand for heating services in this basin and essentially eliminated most of our frac water heating revenue in the year ended December 31, 2016. However, industry conditions improved in 2017 as production increased commensurate to the increase in infrastructure throughout the region to meet growing demand. During 2016 and certain periods of 2017, the Company redeployed certain frac heating equipment to other regions to increase utilization rates.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season,” are significantly higher than revenues earned during the second and third quarters of the year. In addition, the revenue mix of our service offerings also changes among quarters as our Well Enhancement Services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Water Hauling Services (water hauling) and other services increase. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $28.0 million, or 69%, of its 2017 revenues during the first and fourth quarters of 2017 compared to $12.8 million, or 31%, during the second and third quarters of 2017. In 2016, the Company generated revenues of $15.0 million, or 61%, of its 2016 revenues during the first and fourth quarters of 2016 compared to $9.6 million, or 39%, during the second and third quarters of 2016. While the Company is pursuing various strategies to lessen these quarterly fluctuations by expanding and/or adding non-seasonal service lines, there can be no assurance that we will be successful in doing so.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $8.7 million or 36% during 2017 compared to last year, primarily due to the overall increase in service activity in our well enhancement service segment as well as our new water transfer division.

General and Administrative Expenses:

General and administrative expenses increased approximately $679,000, or 18%, to $4.5 million in 2017 compared to $3.8 million in 2016 primarily due to (i) payment and the accrual of 2017 annual bonuses to company personnel, (ii) an increase in stock compensation expense, including approximately $100,000 in incremental expense due to the accelerated vesting of options granted to our former President and CEO, and (iii) consulting costs and contract labor costs incurred during the executive transition period.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the year ended December 31, 2017 declined to $129,000 compared to $151,000 for 2016. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgement by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, legal costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2017 decreased approximately $377,000, or 5%, from 2016 primarily due to certain assets of ours becoming fully depreciated in 2017.

Severance and Transition Costs:

During the year ended December 31, 2017, the Company recognized costs of approximately $784,000, related to the departures of the former President and Chief Executive Officer and the Chief Financial Officer. The costs incurred primarily comprise payments to the former executives pursuant to their respective termination agreements and legal and professional costs directly related to the transition to the new management team. In addition, as described above, upon the accelerated vesting of option grants made to our former President and CEO we incurred an incremental $100,000 in stock-based compensation expense.

Income (Loss) from operations:

For the year ended December 31, 2017, the Company recognized a loss from operations of $4.7 million compared to a loss from operations of $11.0 million for 2016. The improvement of $6.3 million was primarily due to a $7.4 million increase in segment profits, partially offset by the increase in General and Administrative Expenses and Severance and Transition Costs discussed above.

Interest Expense:

Interest expense increased approximately $495,000, or 28%, to $2.3 million in 2017 compared to $1.8 million in 2016, due primarily to approximately $327,000 of accelerated amortization expense of debt issuance costs during 2017 related to reduction in term and extinguishment of our PNC credit facility. In addition, higher amendment fees and increases in our effective interest rate due to amendments to our PNC credit facility also contributed to the increase. These increases were partially offset by a $72,000 reduction in interest expense from 2016 related to the fair value adjustments related to our interest rate swap agreement with PNC.

Income Taxes:

Income tax benefit was approximately $561,000 in 2017, compared to a tax benefit of $3.9 million in 2016. Our effective tax benefit rate was approximately 24.3% in 2017 compared to an effective tax benefit rate of 37.0% in 2016. Our effective tax benefit in 2017 and 2016 approximates the federal statutory rates enacted at the time of the reports.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in the Company's industry.

The following table presents a reconciliation of net income to Adjusted EBITDA for years ended December 31, 2017 and 2016 (amounts in thousands):

	For the Year Ended December 31,
	2017	2016
EBITDA*
Net Loss	$(6,893)	$(8,551)
Add Back (Deduct)
Interest Expense	2,261	1,766
Provision for income taxes (benefit) expense	(561)	(3,938)
Depreciation and amortization	6,488	6,865
EBITDA*	1,295	(3,858)
Add Back (Deduct)
Stock-based compensation	704	662
Severance and transition costs	784	-
Patent litigation and defense expenses	129	151
Loss (Gain) on sale and disposal of equipment	18	(242)
Other expense (income)	463	(44)
Adjusted EBITDA	$3,393	$(3,331)

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain on sale of investments, loss on disposal of assets, patent litigation and defense costs, severance and transition costs, other expense (income), etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our fixed charge coverage ratio covenant associated with our Loan and Security Agreement with East West Bank require the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations improved $6.7 million to $3.4 million for the year ended December 31, 2017 compared to an adjusted EBITDA of negative $3.3 million for 2016, primarily due to the $7.4 million improvement in segment profit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2017 and 2016 and (combined with the working capital table and discussion below) is important for understanding our liquidity (amounts in thousands):

	Years Ended December 31,
	2017	2016

Net cash used in operating activities	$(3,989)	$(1,997)
Net cash used in investing activities	(1,304)	(4,746)
Net cash provided by financing activities	5,063	6,559
Net Decrease in Cash and Cash Equivalents	(230)	(184)

Cash and Cash Equivalents, Beginning of Period	621	805

Cash and Cash Equivalents, End of Period	$391	$621

The following table sets forth a summary of certain aspects of our balance sheets at December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016

Current Assets	$13,653	$7,037
Total Assets	44,250	42,370
Current Liabilities	5,647	4,001
Total Liabilities	36,025	27,955
Working Capital (Current Assets net of Current Liabilities)	8,006	3,036
Stockholders’ equity	8,225	14,415

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2017, we had approximately $391,000 of cash and cash equivalents and approximately $2.1 million available under our asset based senior revolving credit facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

As described in more detail Note 5 to our financial statements included in “Item 8. Financial Statements” of this report, on August 10, 2017, we entered into a Loan and Security Agreement (the “2017 Credit Agreement”) with East West Bank (“East West Bank”) which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”), that replaced the five-year $30 million senior secured revolving credit Facility (the “Prior Credit Facility”) provided under the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”).

The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. We used initial proceeds of approximately $21.8 million to repay all amounts due pursuant to our Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC"), and pay other closing costs and fees. Upon entering into the 2017 Credit Agreement, we had approximately $4.6 million available under the terms of the agreement.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $0.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1.0 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

As of December 31, 2017, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $27.1 million. The interest rate on borrowings under the 2017 Credit Agreement at December 31, 2017 was 5.06% per year for the $24.5 million of outstanding LIBOR Rate borrowings and 6.25% per year for the $2.6 million of outstanding Prime Rate borrowings, for a weighted average interest rate of 5.16%.

The 2017 Credit Agreement has certain customary financial covenants and consisted of the following as of December 31, 2017, as described below:

(i)	a minimum fixed charge coverage ratio (as defined, not less than 1.10 to 1.00, measured as of the last day of each fiscal quarter based on trailing twelve-month information);

(ii)	In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

Liquidity:

As of December 31, 2017, our available liquidity was $2.4 million, which was substantially comprised of $2.1 million of availability on the credit facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity) and $391,000 in cash. We utilize the 2017 Credit Facility to fund working capital requirements, and during the year ended December 31, 2017, we received net cash proceeds from our various lines of credit of approximately $4.3 million, and additionally received $1.1 million in non-cash proceeds to fund interest due on the notes.

On August 10, 2017, an initial advance of $21.8 million was made under the New Credit Facility to repay in full all obligations outstanding under the Prior Credit Facility and fees and expenses incurred in connection with the termination of the 2014 Credit Agreement and the origination of the 2017 Credit Agreement. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.6 million under the New Credit Facility.

The Company has incurred substantial losses for the years ended December 31, 2017 and 2016 and negative cash from operations in 2017 and 2016 of approximately $4.0 million and $2.0 million, respectively. While we expect that recent positive industry trends and our focus on increasing the utilization of our assets will allow us to improve our GAAP operating income and cash flows from operations, there is no assurance that we will not continue to incur losses from operations.

Working Capital:

As of December 31, 2017, we had positive working capital of approximately $8.0 million compared to positive working capital of $3.0 million as of December 31, 2016. The increase in working capital was primarily attributable to our increased receivables due to increased revenues in the fourth quarter of 2017 compared to the prior year.

Deferred Tax Asset, net:

As of December 31, 2017, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

Cash flow used in operating activities for the year ended December 31, 2017 increased approximately $2.0 million to cash used in operating activities of $4.0 million compared to cash used in operating activities of $2.0 million during 2016, primarily due to (i) the decrease in cash flows provided by the monetization of accounts receivable during the year ended December 31, 2017 compared to  2016, (ii) our payment of approximately $612,000 to the provider of our workers' compensation insurance policy in the year ended December 31, 2017, and (iii) severance and transition costs paid during the year ended December 31, 2017.

Cash flow from Investing Activities:

Cash flow used in investing activities for the year ended December 31, 2017 was $1.3 million compared to $4.7 million during 2016. During 2017, the cash used primarily comprised capital expenditures for maintenance of our existing fleet of assets and for assets acquired pursuant to our agreement with HydroFLOW. During 2016, the Company purchased $4.3 million of water transfer assets from WET and HIIT.

Cash flow from Financing Activities:

Cash provided by financing activities for fiscal year ended December 31, 2017 was $5.1 million compared to cash provided by financing activities of $6.5 million for the year ended 2016. During the year ended December 31, 2017, we borrowed a net $4.3 million (excluding non-cash advances for interest payments) under our revolving credit facilities and issued subordinated debt of $1.0 million (excluding non-cash proceeds), to fund working capital requirements and invest in our fleet of assets.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have seen an increase in such demand due to the increase and stability in oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our financial results in 2017 reflect our successful operational execution in response to this increased demand, and we are optimistic about the prospects for 2018. Our long-term goals include driving increased utilization of our assets, the optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume and scope of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permit~~s~~. We will continue to explore adding high margin services that~~,~~ diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

The Company’s capital obligations as of December 31, 2017 consists primarily of scheduled principal payments under certain term loans and operating leases. We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020, however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM had the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM was required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, we were required purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, we and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During 2017, we purchased $280,000 of equipment to meet our 2016 purchase commitment for exclusivity. During the years ended December 31, 2017 and 2016, we did not accrue or pay any royalties to HydroFLOW. We have negotiated a release of all 2016 and 2017 purchase commitments, and, as of January 8, 2018, terminated our agreement with HydroFLOW.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING ESTIMATES

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 3 to the Financial Statements included in Item 6 of this Form 10-K.

While all of the significant accounting estimates are important to the Company’s financial statements, the following accounting policies and the estimates derived there from have been identified as being critical.

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

Long-Lived Assets:

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2017 or 2016.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2013 through 2017 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2013 to 2017.

Stock-based Compensation:

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for stock options awarded to employees, officers, and directors. The expected term of the options is based upon evaluation of historical and expected further exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

The Company uses a Binomial Lattice ("Lattice") model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon U.S. government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be none.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Enservco Corporation

Denver, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Enservco Corporation (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows, for each year in the two‑year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two‑year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 22, 2018

Denver, Colorado

We have served as the Company's auditor since 2009.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$391	$621
Accounts receivable, net	11,761	4,814
Prepaid expenses and other current assets	868	971
Inventories	576	407
Income tax receivable, current	57	224
Total current assets	13,653	7,037

Property and Equipment, net	29,417	34,618
Income tax receivable, noncurrent	57	-
Other Assets	1,123	715

TOTAL ASSETS	$44,250	$42,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,465	$3,683
Current portion of long-term debt	182	318
Total current liabilities	5,647	4,001

Long-Term Liabilities
Senior revolving credit facility	27,066	23,181
Subordinated debt	2,229	-
Long-term debt, less current portion	252	304
Deferred income taxes, net	-	469
Warrant liability	831	-
Total long-term liabilities	30,378	23,954
Total liabilities	36,025	27,955

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock. $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $0.005 par value, 100,000,000 shares authorized, 51,197,989 and 51,171,260 shares issued, respectively; 103,600 shares of treasury stock; and 51,094,389 and 51,067,660 shares outstanding, respectively	255	255
Additional paid-in-capital	19,571	18,868
Accumulated deficit	(11,601)	(4,708)
Total stockholders’ equity	8,225	14,415

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,250	$42,370

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended
	December 31,
	2017	2016

Revenues
Well enhancement services	$34,686	$17,864
Water transfer services	2,128	184
Water hauling services	3,684	3,838
Construction services	254	2,713
Other	-	9
Total revenues	40,752	24,608

Expenses
Well enhancement services	25,902	15,654
Water transfer services	2,666	1,629
Water hauling services	3,979	3,797
Construction services	212	2,992
Functional support	845	749
General and administrative expenses	4,459	3,780
Patent litigation and defense costs	129	151
Severance and transition costs	784	-
Depreciation and amortization	6,488	6,865
Total operating expenses	45,464	35,617

Loss from operations	(4,712)	(11,009)

Other income (expense)
Interest expense	(2,261)	(1,766)
(Loss) gain on disposal of equipment	(18)	242
Other (expense) income	(463)	44
Total other expense	(2,742)	(1,480)

Loss before tax benefit	(7,454)	(12,489)
Income tax benefit	561	3,938
Net loss	$(6,893)	$(8,551)

Loss per common share – basic and diluted	$(0.13)	$(0.22)

Basic and diluted weighted average number of common shares outstanding	51,070	39,117

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2016	38,127	$191	$13,852	$3,843	$17,886

Stock issued in secondary offering	12,938	64	4,352	-	4,416
Stock issued for services	3	-	2	-	2
Stock-based compensation	-	-	662	-	662
Net loss	-	-	-	(8,551)	(8,551)

Balance at December 31, 2016	51,068	$255	$18,868	$(4,708)	$14,415

Cashless exercise of warrants, net of issuance costs	26	-	-	-	-
Stock-based compensation, net of issuance costs	-	-	703	-	703
Net loss	-	-	-	(6,893)	(6,893)

Balance at December 31, 2017	51,094	$255	$19,571	$(11,601)	$8,225

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(6,893)	$(8,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,488	6,865
Loss (gain) on disposal of equipment	18	(242)
Unrealized loss on fair value of warrants	524	-
Deferred income taxes	(331)	(3,938)
Stock-based compensation	704	662
Stock issued for services	-	2
Amortization of debt issuance costs and discount	484	153
Provision for bad debt expense	37	157
Changes in operating assets and liabilities
Accounts receivable	(7,069)	2,066
Inventories	(168)	(99)
Prepaid expenses and other current assets	84	261
Income taxes receivable	111	(1)
Other assets	(403)	26
Accounts payable and accrued liabilities	2,425	642
Net cash used in operating activities	(3,989)	(1,997)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,766)	(5,165)
Proceeds from insurance claims	183	280
Proceeds from disposal of equipment	279	139
Net cash used in investing activities	(1,304)	(4,746)

FINANCING ACTIVITIES
Gross proceeds from stock issuance	-	5,175
Stock issuance costs and registration fees	(1)	(758)
Net line of credit borrowings	4,312	2,474
Proceeds from issuance of long-term debt	1,000	-
Repayment of long-term debt	(189)	(282)
Payment of debt issuance costs for credit facilities	(59)	(50)
Net cash provided by financing activities	5,063	6,559

Net decrease in Cash and Cash Equivalents	(230)	(184)

Cash and Cash Equivalents, beginning of period	621	805

Cash and Cash Equivalents, end of period	$391	$621

Supplemental cash flow information:
Cash paid for interest	$674	$67
Cash paid (refunded) for income taxes	$(222)	$14
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from subordinated debt borrowings	$1,500	$-
Non-cash repayment of revolving credit facility	$(1,500)	$-
Non-cash proceeds from revolving credit facility	$1,124	$1,543

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

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), Trinidad Housing LLC, HE Services LLC, and Real GC LLC (collectively, the “Company”) as of December 31, 2017 and 2016 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Oil and natural gas field fluid logistic services.

Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Water Transfer and Water Treatment Services.

HE Services LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

Real GC, LLC (“Real GC”)	Colorado	100% by Heat Waves	No active business operations. Owns real property in Garden City, Kansas that is utilized by Heat Waves.

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

Note 2 – Liquidity and Management's Plans

As described in more detail in Note 5, Revolving Credit Facilities on August 10, 2017, we entered into a Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank"), which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”). On August 10, 2017, we repaid approximately $21.5 million due under our prior credit facility with PNC Bank (the "Prior Credit Facility") provided pursuant to the Amended and Restated Revolving Credit and Security Agreement with PNC Bank, N.A. (the "2014 Credit Agreement") using proceeds from New Credit Facility. Upon entering the 2017 Credit Agreement and repaying all amounts due pursuant to the 2014 Credit Agreement, we had availability of approximately $4.6 million under the New Credit Facility.

As of December 31, 2017, our available liquidity was approximately $2.4 million, which was substantially comprised of $2.1 million of availability under the New Credit Facility provided pursuant to the 2017 Credit Agreement and approximately $391,000 in cash.

As of September 30, 2017, we were in violation of a loan covenant under the New Credit Facility that requires our Fixed Charge Coverage Ratio (as defined in the 2017 Credit Agreement) (“FCCR”) to be not less than 1.10 to 1.00 at the end of each month, with a buildup beginning with January 1, 2017. Our FCCR as of September 30, 2017, was 0.62, calculated in accordance with the 2017 Credit Agreement, and constituted an Event of Default, as defined in the 2017 Credit Agreement. On November 20, 2017, we entered into the First Amendment to Loan and Security Agreement and Waiver with East West Bank whereby East West Bank agreed to waive the default as well as the requirement for the months ending October 31, 2017 and November 30, 2017 for an Amendment and Waiver fee of $20,000. As of December 31, 2017, we were in compliance with all covenants contained in the 2017 Credit Agreement.

On March 31, 2017, the Company entered into the Tenth Amendment to the 2014 Credit Agreement that among other things (i) required the Company to raise $1.5 million in subordinated debt or post a letter of credit in favor of the bank by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) change the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, the Company’s largest shareholder posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment. As a result of moving the maturity date to April 30, 2018, the entire loan balance (approximately $25.7 million as of March 28, 2017) was be classified as a current liability beginning in May 2017.

As of December 31, 2016, the Company’s available liquidity was $5.2 million, which was substantially comprised of $4.5 million of availability on the Prior Credit Facility and $621,000 in cash. The Company continues to borrow from the New Credit Facility to fund working capital needs.

During the years ended December 31, 2017 and 2016, the Company incurred substantial losses and negative cash from operations of approximately $4.0 million and $2.0 million, respectively. The Company’s current operating plan indicates that it may continue to incur losses from operations.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2017, and December 31, 2016, the Company had an allowance for doubtful accounts of approximately $70,000 and $34,000, respectively. For the years ended December 31, 2017 and 2016, the Company recorded bad debt expense (net of recoveries) of approximately $37,000 and $157,000, respectively.

Concentrations

As of December 31, 2017, one customer comprised more than 10% of the Company’s accounts receivable balance; at approximately 11%. Revenues from this customer represented approximately 8% of total revenues for the year ended December 31, 2017. In addition, there was one other customer which represented more than 10% of total revenue for the year at approximately 13% for the year ended December 31, 2017. As of December 31, 2016, three customers each comprised more than 10% of the Company’s accounts receivable balance; at approximately 14%, 14% and 11%, respectively. Revenues from these three customers represented 14%, 11% and 12% of total revenues, respectively, for the year ended December 31, 2016.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2017 and 2016, the Company did not recognize any write-downs or write-offs of inventory.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as operating leases. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As of December 31, 2017, and 2016, the Company had a deferred rent liability of approximately $96,000 and $92,000, respectively.

The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. During the years ended December 31, 2017 and 2016, the Company recognized amortization for leasehold improvements of approximately $39,000 and $26,000.

The Company has leased trucks and equipment in the normal course of business, which were recorded as an operating lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contained a purchase options that allowed the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of December 31, 2017 and 2016.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the years ended December 31, 2017 or 2016.

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

As of December 31, 2017, and 2016, there were outstanding stock options and warrants to acquire an aggregate of 6,457,335 and 4,391,169 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the years ended December 31, 2017 and 2016, the Company incurred losses of approximately $6.9 million and $8.5 million, respectively. As of December 31, 2017, the aggregate intrinsic value of outstanding stock options and warrants was approximately $1.5 million. Dilution is not permitted if there are net losses during the period. As such, the Company does not show dilutive earnings per share for the years ended December 31, 2017 and 2016.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of December 31, 2017, we had approximately $232,000 in unamortized loan fees and other deferred costs associated with the 2017 Credit Agreement, which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments for the years ended December 31, 2017 and 2016, for trading purposes.

In connection with the termination of the 2014 Credit Agreement, on August 10, 2017, we terminated the interest rate swap agreement with PNC. Changes in the fair value of the interest rate swap agreement were recorded in earnings. The Company was not party to any hedges as of December 31, 2017.

Income Taxes

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2013 through 2017 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2013 to 2017.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. For 2017 the Company valued its warrants using the Binomial Lattice model. The Company did not have any transfers between hierarchy levels during the year ended December 31, 2017. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses a Binomial Lattice ("Lattice") model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon U.S. government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision, the valuation of deferred taxes, and the valuation of warrant liability and the Company’s interest rate swap. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the fiscal 2017 presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

Accounting Pronouncements

Recently Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued new revenue recognition guidance under Accounting Standards Update ("ASU") 2014-09 that will supersede the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The Company will adopt the new guidance effective January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The adoption of this standard will not have an impact on our consolidated financial statements.

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

Note 4 - Property and Equipment

Property and equipment consists of the following at (amounts in thousands):

	December 31,	December 31,
	2017	2016

Trucks and vehicles	$54,925	$54,267
Water transfer equipment	4,688	4,520
Other equipment	3,160	2,898
Buildings and improvements	3,551	3,984
Land	681	785
Disposal wells	391	391
Total property and equipment	67,396	66,845
Accumulated depreciation	(37,979)	(32,227)
Property and equipment – net	$29,417	$34,618

Note 5 – Revolving Credit Facilities

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds will be collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

As of December 31, 2017, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $27.1 million with interest rates of 5.06% and 4.88% per year for $24.5 million of outstanding LIBOR Rate borrowings and 6.25% per year for the approximately $2.6 million of outstanding Prime Rate borrowings. As of December 31, 2017, approximately $2.1 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

Under to the 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Maintenance of a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, with a buildup beginning on January 1, 2017, through December 31, 2017, upon which the ratio will be measured on a trailing twelve-month basis;

(2) In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

On August 10, 2017, an initial advance of approximately $21.8 million was made under the New Credit Facility to repay in full all obligations outstanding under our Prior Credit Facility and fund certain closing costs and fees. Upon entering into the 2017 Credit Agreement, our trailing 12-month FCCR was less than 1.20 to 1.00. As a result, as of December 31, 2017 we were required to maintain minimum liquidity of $1,500,000. Our liquidity as of December 31, 2017, as defined in the 2017 Credit Agreement, was $2.4 million. In addition, we have agreed with East West Bank that we will not pay any cash dividends on our common stock until our obligations to East West Bank are paid in full. As of December 31, 2017, we were in compliance with all covenants contained in the 2017 Credit Agreement.

On November 20, 2017, Enservco Corporation (the “Company”) entered into a First Amendment and Waiver (the “Amendment and Waiver”) with respect to the 2017 Credit Agreement, dated November 20, 2017, by and among the Company and East West Bank. Pursuant to the Amendment and Waiver, East West Bank waived an event of default with respect to the Company’s failure to satisfy the minimum fixed charge coverage ratio set forth in the 2017 Credit Agreement for the reporting period ended September 30, 2017, and permitted the Company to forego testing of its fixed charge coverage ratio as of October 31, 2017 and November 30, 2017. In connection with the Amendment and Waiver, the Company agreed to pay East West Bank an amendment fee in the amount of $20,000.

2014 PNC Credit Facility

In September 2014, the Company entered into an Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") which provided for a five-year $30 million senior secured revolving credit facility which replaced a prior revolving credit facility and term loan with PNC that totaled $16 million (the "2012 Credit Agreement"). The 2014 Credit Agreement allowed the Company to borrow up to 85% of eligible receivables and up to 75% of the appraised value of trucks and equipment. Under the 2014 Credit Agreement, there were no required principal payments until maturity and the Company had the option to pay variable interest rate based on (i) 1, 2 or 3-month LIBOR plus an applicable margin ranging from 4.50% to 5.50% for LIBOR Rate Loans or (ii) interest at PNC Base Rate plus an applicable margin of 3.00% to 4.00% for Domestic Rate Loans. Interest was calculated monthly and added to the principal balance of the loan. Additionally, the Company incurred an unused credit line fee of 0.375%. The revolving credit facility was collateralized by substantially all of the Company’s assets and subject to financial covenants. On August 10, 2017 we repaid all amounts due under our Prior Credit Facility with PNC Bank using proceeds from New Credit Facility.

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

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. As of December 31, 2016, approximately $171,000, of unamortized debt issuance costs were included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets. The long-term portion of debt issuance costs of approximately $232,000 and $259,000 is included in Other Assets in the accompanying consolidated balance sheets for December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company amortized approximately $448,000 and $153,000 of these costs to Interest Expense.

Interest Rate Swap

On September 17, 2015, the Company entered into an interest rate swap agreement with PNC to protect against variability in future interest payments related to its 2014 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10 million, a fixed payment rate of 1.88% plus applicable a margin ranging from 4.50% to 5.50% paid by the Company and a floating payment rate equal to LIBOR plus applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement was to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt. In connection with the termination of the 2014 Credit Agreement, on August 10, 2017, we terminated the interest rate swap agreement with PNC. Our cost to terminate the agreement was approximately $90,000, which compared to our estimate of the fair value of the swap prior to the termination of approximately $72,000. We recorded the difference of approximately $18,000 as additional interest expense.

The cash flows were discounted by the credit risk of the Company derived by industry and Company performance. As of December 31, 2016, the discount rate was 13.40%.

During the years ended December 31, 2016, the fair market value of the swap instrument decreased by approximately $72,000 and resulted in a decrease to the liability and a reduction in interest expense.  The interest rate swap liability is included in accounts payable and accrued liabilities on the Company’s balance sheet. As of December 31, 2016, the interest rate swap liability was $91,000. As of December 31, 2017, we were not party to any swap instruments.

Note 6 – Long-Term Debt

Long-term debt consists of the following at years December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016

Subordinated Promissory Note, net of discount of approximately $163,000. Interest is at 10%, interest is paid quarterly. Matures June 28, 2022	$1,337	$-

Subordinated Promissory Note, net of discount of approximately $108,000. Interest is at 10%, interest is paid quarterly. Matures June 28, 2022	892	-

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	309	355

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	125	170

Mortgages payable to banks, interest ranging from 5.9% to 7.25%, due in monthly principal and interest payments of $6,105, secured by land. Remaining principal balances were paid in February 2017.	-	97
Total	2,663	622
Less current portion	(182)	(318)
Long-term debt, net of current portion	$2,481	$304

Aggregate maturities of debt, excluding the 2017 Credit Agreement described in Note 5, are as follows (in thousands):

Years Ended December 31,
2018	$182
2019	54
2020	56
2021	59
2022	2,290
Thereafter	22
Total	$2,663

Note 7 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2017
Derivative Instrument
Warrant liability	$-	$-	$831	$831

December 31, 2016
Derivative Instrument
Interest rate swap	$-	$91	$-	$91

Derivative Instruments

The Company's warrant liability was valued as a derivative instrument at issuance and at December 31, 2017 using a Binomial Lattice ("Lattice") model, using observable market inputs and management judgment based on the following assumptions: a risk-free interest rate of 2.14%, expected dividend yield of 0%, a term of 4.49 years, and a volatility of 89.58%. The valuation policies used are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

The Company’s interest rate swap was valued using models which require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, and correlations of such inputs. Some of the model inputs used in valuing the derivative instruments trade in liquid markets, and therefore the derivative instrument is classified within Level 2 of the fair value hierarchy. For applicable financial assets carried at fair value, the credit standing of the counterparties is analyzed and factored into the fair value measurement of those assets. The fair value estimates of our derivative financial instruments do not reflect their actual trading value.

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. As of December 31, 2017 and 2016, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2017 and 2016.

Note 8 – Income Taxes

The income tax provision (benefit) from operations consists of the following (in thousands):

	December 31,
	2017	2016
Current
Federal	$-	$-
State	-	-
Total Current	-	-
Deferred
Federal	(499)	(3,577)
State	(62)	(361)
Total Deferred	(561)	(3,938)
Total Income Tax Benefit	$(561)	$(3,938)

Reduction of U.S. federal corporate tax rate

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $585,000, with a corresponding adjustment to deferred income tax benefit for the year ended December 31, 2017.

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% and 34% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	December 31,
	2017	2016

Computed income taxes at 21% and 34% for 2017 and 2016, respectively	$(2,533)	$(4,229)

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	(202)	(373)
Change in valuation allowance	1,193	389
Stock-based compensation	408	262
Change in tax rate	585	-
Other	(12)	13

Benefit for income taxes	$(561)	$(3,938)

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes a valuation allowance should be recorded to reduce its net deferred tax assets to zero.

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2017 and 2016, the Company does not have an unrecognized tax liability.

The Company has approximately $20.0 million of net operating losses that will begin to expire in the year 2035.

The components of deferred income taxes for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016

Deferred tax assets
Reserves and accruals	$204	$239
Amortization	41	100
Capital losses and other	1	1
Non-qualified stock option expense	164	390
Tax credits	-	113
Loss Carryforwards	5,116	5.949
Total deferred tax assets	5,526	6,792
Valuation allowance	(1,500)	(390)
Net deferred tax assets	4,026	6,402

Deferred tax liabilities
Depreciation	(4,026)	(6,871)
Total deferred tax liabilities	(4,026)	(6,871)

Net deferred tax assets (liabilities)	$-	$(469)

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. As of December 31, 2017, the Company recorded a valuation allowance of $1.5 million and $0.4 million as of December 31, 2017 and 2016, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as an other expense. During the year ended December 31, 2017, The Company did not incur any interest and penalties for the years ended December 31, 2017 and 2016, respectively.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio, Pennsylvania, and Texas. The Company’s United States federal income tax filings for tax years 2014 through 2017 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2013 to 2017.

Note 9 – Stockholders Equity

Secondary Stock Offering

On December 2, 2016, the Company entered into an underwriting agreement for the offer and sale in a firm commitment offering of 11,250,000 shares of the Company’s common stock, $0.005 par value per share, at a public offering price of $0.40 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to 1,687,500 additional shares of Common Stock (the “Additional Shares” and, together with the Initial Shares, the “Shares”) at the public offering price. On December 5, 2016, the Underwriter exercised in full its option to purchase the Additional Shares. The Company collected gross proceeds of $5.2 million which was offset by offering costs of $759,000, for net proceeds of $4.4 million. The offering costs were recorded within additional paid in capital. The Company used the net proceeds to repay outstanding indebtedness under its revolving credit facility thereby increasing its liquidity for general corporate purposes, working capital, acquisitions and/or capital expenditures.

Stock Issued for Services

During the year ended December 31, 2017, the Company did not issue any shares of common stock for services. During the year ended December 2016, the Company issued 3,031 shares of common stock to a consultant as partial compensation for services provided to the Company. The shares were granted under the 2010 Stock Incentive Plan and were fully vested and unrestricted at the time of issuance. For the years ended December 31, 2016, the Company recorded approximately $2,000 of consulting expense for these services as non-cash compensation in the accompanying consolidated statement of operations.

Warrants

A summary of warrant activity for the years ended December 31, 2017 and 2016 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2016	150,001	$0.55	1.9	$-
Issued	30,000	0.70	4.5	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at December 31, 2017	180,001	$0.57	1.5	$2
Issued	1,612,902	0.31	4.5	539
Exercised	(112,500)	0.55	-	-
Forfeited/Cancelled	(37,500)	-	-	-
Outstanding at December 31, 2017	1,642,903	$0.32	4.5	$539

Exercisable at December 31, 2017	1,642,903	$0.32	4.5	$539

In June 2016, the Company granted a principal of the Company’s existing investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firms ongoing monthly cash service fees. The warrants were issued at an initial exercise price of $0.70 per share, subject to further adjustment based on a volume weighted average price (“VWAP”) for the 10 days prior to the issuance date of the warrants. There were no adjustments made to the exercise price at date of issuance. The warrants had a grant-date fair value of $0.36 per share and vest over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017, provided the principal of the investor relations firm remains a consultant of the Company at time of vesting. As of December 31, 2017, all of these warrants remain outstanding.

In June 2017, in connection with a subordinated loan agreement described in more detail in Note 5, the Company granted Cross River Partners, L.P. two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the accompanying balance sheet. As of December 31, 2017, all of these warrants remain outstanding.

During the year ended December 31, 2017, 112,500 warrants were exercised using the cashless option to acquire 26,729 shares of common stock. The warrants exercised had a total intrinsic value of approximately $19,000 at the time of exercise.

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2017, there were options to purchase 1,467,773 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of December 31, 2017, there were options to purchase 3,346,660 shares outstanding under the 2016 Plan.

            A summary of the range of assumptions used to value stock options granted for the years ended December 31, 2017 and 2016 are as follows:

	For the Years Ended December 31,
	2017			2016

Expected volatility	89	-	93%	81	-	104%
Risk-free interest rate	1.4	–	1.5%	0.57	–	1.02%
Dividend yield	-	-	-	-	-	-
Expected term (in years)	3.0	–	3.5	1.0	–	3.5

During the year ended December 31, 2017, the Company granted options to acquire 2,971,600 shares of common stock with a weighted-average grant-date fair value of $0.19 per share. During the year ended December 31, 2017, no options were exercised. During the year ended December 31, 2016, the Company granted options to acquire 3,525,000 shares of common stock with a weighted-average grant-date fair value of $0.28 per share. During the year ended December 31, 2016, no options were exercised.

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	3,485,168	$1.31	2.53	$63
Granted	3,525,000	0.78
Exercised	-	-
Forfeited or Expired	(2,799,000)	0.96

Outstanding at December 31, 2016	4,211,168	$1.09	2.85	$46
Granted	2,971,600	0.32
Exercised	-	-
Forfeited or Expired	(2,368,334)	0.90
Outstanding at December 31, 2017	4,814,434	$0.71	3.46	$1,007
Vested or Expected to Vest at December 31, 2017	2,282,834	$1.02	2.77	$317
Exercisable at December 31, 2017	2,282,834	$1.02	2.77	$317

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2017.

As discussed below in the Forfeiture and Grant of Stock Options paragraph, on July 18, 2016, options to purchase 2,560,000 shares of common stock that were granted under the 2010 Plan to certain officers and directors were cancelled pursuant to certain letter agreements. The Company subsequently granted options to purchase 1,960,000 of shares under the 2016 Plan, which was approved by the stockholders on September 29, 2016. The New Options contain relatively the same terms as the forfeited options, with the exception that the exercise price on New Options was not below the closing market price on the date the Special Committee approved the New Options. Accordingly, the Company treated the forfeiture and granting of New Options as a modification of stock options for accounting purposes.

During the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation costs for stock options of approximately $704,000 and $662,000, respectively, in general and administrative expenses. As of December 31, 2017, the Company expected all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested at January 1, 2016	1,323,669	$1.22
Granted	3,525,000	0.28
Vested	(1,934,835)	0.49
Forfeited	(1,254,000)	0.56
Non-vested at December 31, 2016	1,659,834	$0.58
Granted	2,971,600	0.19
Vested	(2,003,167)	0.43
Forfeited	(96,668)	0.55
Non-vested at December 31, 2017	2,531,599	$0.24

As of December 31, 2017, there was approximately $554,00 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 1.42 years.

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

Note 11 – Commitments and Contingencies

Operating Leases

As of December 31, 2017, the Company leases facilities under lease commitments that expire through August 2022. All of these facility leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows (in thousands):

Year Ended December 31,
2018	$654
2019	633
2020	574
2021	377
2022	181
Thereafter	-
Total	$2,419

Rent expense under operating leases for the years ended December 31, 2017 and 2016 were approximately $808,000 and $789,000, respectively.

HydroFLOW Agreement

             Pursuant to a Sales Agreement with HydroFLOW USA, HWWM has the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM is required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company must purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During the year ended December 31, 2017, the Company completed the purchase of $280,000 of equipment to fulfill its 2016 purchase commitment for exclusivity. During the years ended December 31, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW. The Company has negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017. As of January 9, 2018, the Company terminated its Sales Agreement with HydroFLOW USA.

Self-Insurance

In June 2015, the Company elected to become self-insured under its Employee Group Medical Plan for the first $50,000 per individual participant. The Company has accrued a liability of approximately $102,000 and $23,000 for the years ended December 31, 2017 and 2016, respectively, for insurance claims that it anticipates paying in the future related to incidents that occurred during the years ended December 31, 2017 and 2016.

Effective April 1, 2015, the Company entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018. Under the terms of the policy, the Company is required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.5 million over the term of the policy. In June 2017, an employee of one of our subsidiaries sustained bodily injury while in the course of employment, and the projected cost of the claim exceeded the amount we had previously paid in under the policy. As a result, during the year ended December 30, 2017, we made a payment of approximately $612,000 under the terms of the policy. The amount was based on an estimate of the total cost of the claim, including costs that, as of December 31, 2017, have not yet been paid in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. We recorded approximately $438,000 in payments made under the plan as a long-term asset, which we expect will either be recorded as expense or refunded to us by our insurance carrier, depending on the outcome of the claim described above and any additional claims incurred under the policy. Per the terms of our policy, through December 31, 2017, we had paid in approximately $1.6 million of the projected maximum plan cost of $1.6 million. As of December 31, 2017, we estimate that our maximum continued exposure to this and other workers' compensation claims through the term of our policy and additional policy premiums is approximately $161,000.

Litigation

Enservco Corporation (“Enservco”) and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case is now stayed pending resolution of an appeal by HOTF of a North Dakota court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

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

Note 12- Segment Reporting

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, Water Hauling Services, and Construction Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

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

The following table sets forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Water Hauling	Construction Services	Unallocated & Other	Total
Year Ended December 31, 2017:
Revenues	$34,686	$2,128	$3,684	$254	$-	$40,752
Cost of Revenue	25,902	2,666	3,979	212	845	33,604
Segment Profit	$8,784	$(538)	$(295)	$42	$(845)	$7,148

Depreciation and Amortization	$4,817	$985	$655	$-	$31	$6,488

Capital Expenditures	$1,184	$487	$89	$-	$6	$1,766

Identifiable assets(1)	$37,651	$2,986	$1,730	$-	$511	$42,878

Year Ended December 31, 2016:
Revenues	$17,864	$184	$3,838	$2,713	$9	$24,608
Cost of Revenue	15,654	1,629	3,797	2,992	749	24,821
Segment Profit	$2,210	$(1,445)	$41	$(279)	$(740)	$(213)

Depreciation and Amortization	$4,932	$1,146	$669	$-	$118	$6,865

Capital Expenditures (Excluding Acquisitions)	$759	$196	$46	$-	$16	$1,017

Identifiable assets(1)	$33,827	$3,516	$2,048	$600	$305	$40,296

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	December 31,	December 31,
	2017	2016

Segment profit (loss)	$7,148	$(213)
General and administrative expense	(5,243)	(3,780)
Patent litigation defense costs	(129)	(151)
Depreciation and amortization	(6,488)	(6,865)
Loss from Operations	$(4,712)	$(11,009)

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2017 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2017, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2017.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information responsive to Items 401, 405, 406 and 407 of Regulation S-K to be included in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information responsive to Items 402 and 407 of Regulation S-K to be included in our Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information responsive to Items 201(d) and 403 of Regulation S-K to be included in our proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information responsive to Items 404 and 407 of Regulation S-K to be included in our Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information responsive to Item 9(e) of Schedule 14A to be included in our Proxy Statement is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.01	Employment Agreement between the Company and Austin Peitz. (5)(8)(9)
10.02	Employment Agreement between the Company and Ian Dickinson.
10.03	Loan and Security Agreement with East West Bank, a California banking corporation.
10.04	Form of Indemnification Agreement. (6)
10.05	2016 Stock Incentive Plan (4)
10.06	Subordinated Loan Agreement(10)
10.07	Subordinated Promissory Note – $1.0 Million(10)
10.08	Subordinated Promissory Note – $1.5 Million (10)
10.09	Warrant – 645,161 Shares(10)
10.10	Warrant – 967,741 Shares(10)
10.11	Executive Severance Agreement dated May 5, 2017, by and between Rick D. Kasch and the Company(11)
10.12	Executive Severance Agreement dated June 8, 2017, by and between Robert J. Devers and the Company(12)
10.13	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017.(13)
10.14	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014. (16)
10.15	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015(17)
10.16	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015.(18)
10.17	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015.(19)
10.18	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015.(20)
10.19	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015. (21)
10.20	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016.(22)
10.21	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement effective August 10, 2016.(23)
10.22	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement effective October 4, 2016.(24)
10.23	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2016(25)
10.24	Underwriting agreement to issue and sell to William Blair & Company, LLC an offer and sale in a firm commitment offering of 11,250,000 common stock shares.(26)

11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (7)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 1, 2014, and filed on July 3, 2014.
(6)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 8, 2015, and filed on April 10, 2015.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2016, and filed on June 27, 2016.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2017, and filed on June 12, 2017.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 12, 2017, and filed on December 18, 2017.
(15)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(18)	Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 2015, nd filed on May 14, 2015.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.
(20)	Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(22)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and filed on August 12, 2016.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2017, and filed February 7, 2017.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2018

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Ian Dickinson

Principal Executive Officer and Chief Executive officer

/s/ Dustin Bradford

Principal Financial Officer & Principal Accounting Officer

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Ian Dickinson and Dustin Bradford his true and lawful attorneys-in-fact and agents, each acting along, with full power of stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the year ended December 31, 2017, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 22, 2018	Ian Dickinson	/s/ Ian Dickinson
Chief Executive Officer (principal executive officer)

March 22, 2018	Dustin Bradford	/s/ Dustin Bradford
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

March 22, 2018	Richard A. Murphy	/s/ Richard A. Murphy
Chairman of the Board and Director

March 22, 2018	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 22, 2018	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 22, 2018	William A. Jolly	/s/ William A. Jolly
Director

March 22, 2018	Christopher Haymons	/s/ Christopher Haymons
Director