Form 10-K/A
period 2017-12-31
Enservco Corp
filed 2018-04-30
CIK 319458

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

Large accelerated filer ☐           Accelerated filer ☐

Non-accelerated filer ☐          Smaller reporting company ☑

(Do not check if a smaller reporting company)             Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12.2 million based upon the closing sale price of the registrant’s Common Stock of $0.31 as of June 30, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2018, there were 51,263,334 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) amends Enservco Corporation’s (the “Company,” “we” or “our”) Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G.(3) to Form 10-K. The reference on the cover page of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors.

The following table sets forth certain information as of March 31, 2018, regarding our directors.

Name	Director Since	Age	Position
Keith J. Behrens	June 2014	52	Director
Christopher D. Haymons	January 2017	47	Director
Robert S. Herlin	January 2015	63	Director
William A. Jolly	January 2015	64	Director
Ian E. Dickinson	May 2017	45	Chief Executive Officer, President and Director
Richard A. Murphy	January 2016	48	Director, Chairman of the Board

Keith J. Behrens. Mr. Behrens was appointed to the Company’s Board of Directors on June 20, 2014. Mr. Behrens joined Stephens, Inc. in May 2009 as a Managing Director. Prior to joining Stephens, Inc. Mr. Behrens was a Co-Founder and a Managing Partner of Energy Capital Solutions. Mr. Behrens has over 25 years of investment banking experience with major investment banking firms including Bear Stearns and Wasserstein Perella. He has focused most of his career in covering primarily exploration and production companies as well as other energy-related companies. Mr. Behrens has generated and led the execution of various M&A, public & private equity and senior & mezzanine debt transactions representing in excess of 170 transactions and approximately $35 billion in transaction volume. In addition to his extensive transaction experience, Mr. Behrens served as Chairman of the IPAA’s 2013 Private Capital Conference and is active in several energy industry organizations. He was formerly on the Advisory Council for the Energy Management and Innovation Center at the University of Texas at Austin McCombs School of Business. Mr. Behrens received his BBA and MBA from the University of Texas at Austin.

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

Robert S. Herlin. Mr. Herlin was appointed to the Company’s Board of Directors on January 15, 2015. Mr. Herlin is also Chairman of Evolution Petroleum Corporation, Houston, Texas, a company with a class of securities registered pursuant to Section 12 of the Exchange Act. He has served as a director of Evolution Petroleum since its inception in 2003, was elected Chairman of its Board of Directors in 2009 and served as Chief Executive Officer from inception through 2015. Mr. Herlin also serves on the Board of Directors of Well Lift Inc., a private company that was spun off from Evolution Petroleum and is the owner and marketer of the GARP artificial lift technology. Mr. Herlin is also President of AVL Resources, LLC, a private energy company, and is actively engaged in new venture funding and advising. Mr. Herlin has 30 years of experience in engineering, energy transactions, operations and finance with small independents, larger independents and major integrated oil companies. Since 2003 until early 2010, Mr. Herlin also served as a non-active Partner with Tatum CFO, a financial advisory firm that provides executive officers on a part-time or full-time basis to clients. From 2001 to 2003, Mr. Herlin served as Senior Vice President and Chief Financial Officer of Intercontinental Towers Corporation, an international wireless infrastructure venture. Mr. Herlin also served on the Board of Directors of Boots and Coots, Inc., an oil field services company, from 2003 until its sale to Halliburton Company in September 2010. Prior to 2001, Mr. Herlin served in various officer capacities for upstream and downstream oil and gas companies, both private and public. Mr. Herlin served on the Engineering Advisory Board for the Brown School of Engineering at Rice University from 2013 to 2016. Mr. Herlin graduated with honors from Rice University with B.S. and M.E. degrees in chemical engineering and earned an MBA from Harvard University.

William A. Jolly. Mr. Jolly was appointed to the Company’s Board of Directors on January 15, 2015. Mr. Jolly serves as an area chairman for the C12 group, which provides peer advisory services for middle market companies. Mr. Jolly served as a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focused on providing innovative banking solutions for small cap companies for 10 years. Mr. Jolly spent over 15 years with Procter & Gamble managing brands and subsidiaries in the U.S. and throughout Asia. Mr. Jolly then became Vice President for the Consumer Division of Scott Paper in Asia Pacific until it was acquired by Kimberly Clark. Mr. Jolly serves on the advisory board of ZetrOZ Systems, which develops non-invasive medical devices to accelerate tissue healing and relieve pain. Mr. Jolly received his undergraduate degree from Duke University and his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Ian E. Dickinson. Mr. Dickinson was appointed to the Company’s Board of Directors on May 9, 2017. Mr. Dickinson joined the Company from Caddis Capital Investments, LLC (“Caddis”), an actively managed private equity firm, where he had been a partner since July, 2016. Prior to joining Caddis, Mr. Dickinson served as President and Chief Executive Officer of Premier Oilfield Equipment Company (“Premier”) from its acquisition by Altira Group, LLC in February, 2012, until July, 2016. Prior to that, Mr. Dickinson served as Senior Vice President of Finance at Startek, Inc. (“SRT”), a global contact center outsource services provider, from March 2011 until February, 2012, and as Managing Director at Slalom Consulting, LLC, leading the CFO Advisory Services practice from October, 2009 until March, 2011. His previous experience includes CFO and corporate development roles at several private equity and venture capital backed companies. Mr. Dickinson began his career in various and expanding leadership roles in finance and M&A at Quest Communications (acquired by CenturyLink), Nextel (acquired by Sprint), and ADT Security Services. Mr. Dickinson is a member of Young President Organization – Colorado Chapter, and currently serves on the Board of Directors of Fox Management, LLC and the ACE Scholarships Advisory Board. Mr. Dickinson is a graduate of Fort Lewis College in Durango, Colorado.

Richard A. Murphy. Mr. Murphy was appointed to the Company’s Board of Directors on January 19, 2016. Mr. Murphy currently serves as the managing member of Cross River Capital Management, LLC the general partner of Cross River Partners, L.P., currently the largest stockholder of the Company. Mr. Murphy founded Cross River Partners, L.P. in April of 2002. Cross River Partners, L.P. invests in micro-cap and small-cap companies with market capitalizations up to $1.5 billion at the time of initial investment. Mr. Murphy’s primary responsibility as managing member is investment research, analysis of investment opportunities, and coordinating final investment decisions for Cross River Partners, L.P. Prior to founding Cross River Partners, L.P., Mr. Murphy was an analyst and asset portfolio manager with SunAmerica Asset Management, LLC from 1998 to 2002. Mr. Murphy also worked as an associate investment banker at ING Barings in its food and agricultural division in 1998 and he worked at Chase Manhattan Bank from 1992 to 1996. He also sat on the Advisory Board of CMS Bankcorp, Inc. and currently sits on the Applied Investment Management Board for the University of Notre Dame. Mr. Murphy is Chairman of the audit committee for Williston Holding Company, Inc. a restaurant company. Mr. Murphy also serves on the Board of Trustees of Brooklyn Jesuit Prep, a not-for-profit secondary school serving low income families. Mr. Murphy received his MBA from the University of Notre Dame-Mendoza College of Business in 1998 and his bachelor’s degree in political science from Gettysburg College in 1992.

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

●

William A. Jolly: Mr. Jolly was appointed to the Company’s Board of Directors on January 15, 2015 by unanimous consent of the Directors. Mr. Jolly was appointed at the same time to the Audit Committee of the Company’s Board of Directors. Mr. Jolly has previously served as a board member/advisor for several public companies. Mr. Jolly serves as an area chairman for the C12 group, which provides peer advisory services for middle market companies. In addition, Mr. Jolly served as a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focused on providing innovative banking solutions for small cap companies for over 10 years. The Board believes Mr. Jolly’s experience and knowledge advising public companies and experience in banking solutions for small cap companies are valuable to the Board of Directors as a whole.

●

Ian E. Dickinson: Mr. Dickinson was appointed to the Company's Board of Directors on May 9, 2017. The Board believes Mr. Dickinson's broad business management and strong financial background, and his prior experience in the oil field equipment business similar to that of the Company, are valuable to the Board of Directors as a whole.

●

Richard A. Murphy: Mr. Murphy was appointed to the company’s Board of Directors on January 19, 2016 by unanimous consent of the Directors. Mr. Murphy is the managing member of the general partner of the Company’s largest stockholder, Cross River Partners L.P. and has experience analyzing and evaluating micro-cap companies. The Board believes Mr. Murphy’s years of experience advising emerging growth companies are valuable to the Board of Directors as a whole.

Executive Officers

The following table sets forth certain information as of April 30, 2018, regarding our executive officers:

Name	Executive Officer Since	Age	Position
Ian E. Dickinson	May 2017	45	Chief Executive Officer, President and Director
Dustin Bradford	December 2017	37	Chief Financial Officer and Treasurer

See "Board of Directors" above for biographical information of Mr. Dickinson.

Dustin Bradford. Mr. Bradford was appointed the Company’s Chief Financial Officer and Treasurer on January 31, 2018. Mr. Bradford also serves as the Company’s controller and Chief Accounting Officer. Mr. Bradford, age 37, has been with the Company since June 2017, and initially joined the Company as its controller. Since joining the Company, Mr. Bradford has overseen investor and lender relations, finance, financial reporting, accounting, budgeting, forecasting, securities and tax compliance, and other related areas of responsibility. Prior thereto, from March 2016 to June 2017, he was controller for TapInfluence, Inc, a private equity-backed marketing technology company. From July 2010 to January 2016, he was employed with Black Creek Diversified Property Fund Inc., formerly known as Dividend Capital Diversified Property Fund Inc., a Real Estate Investment Trust, as Assistant Controller and Financial Reporting Manager. Mr. Bradford began his career as an auditor with public accounting firm KPMG and also held a technical accounting and financial reporting position with Sun Microsystems (acquired by Oracle). Mr. Bradford is a Certified Public Accountant and holds a Bachelor’s degree in Accounting, Summa Cum Laude, from Fort Lewis College in Durango, Colorado.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Enservco’s directors and officers and any persons who own more than ten percent of Enservco’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). All directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2017, we believe that during the Company’s 2017 fiscal year all of our named executive officers, directors, and greater than ten percent stockholders filed the required reports on a timely basis under Section 16(a) of the Exchange Act with the sole exception of the initial statement of beneficial ownership of securities on Form 3 filed by Mr. Bradford in connection with his appointment as our Chief Accounting Officer. The Form 3 was due December 22, 2017 and filed on December 29, 2017.

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

Stockholder Nominations for the Board of Directors

Enservco did not made any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors during fiscal year 2017.

Audit Committee

The Board of Directors established the Audit Committee on May 29, 2013, in accordance with Section 3(a)(58)(A) of the Exchange Act and then NYSE MKT Rule 803(B) as modified for smaller reporting companies by then NYSE MKT Rule 801(h). The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee are Messrs. Haymons, Jolly, and Herlin. Mr. Haymons is chairman of the Audit Committee. On May 1, 2017, the Board of Directors determined that Mr. Haymons, Mr. Jolly and Mr. Herlin were independent under SEC Rule 10A-3(b)(1) and NYSE American Rule 802(a). The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC, because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy. The Audit Committee held four meetings during the year ended December 31, 2017.

Item 11. Executive Compensation

The following table sets out the compensation received for the fiscal years ended December 31, 2017 and 2016 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers (collectively referred to herein as the “NEOs”). The table does not include transactions subsequent to December 31, 2017.

Name and Principal Position	Fiscal Year	Salary	Bonus and Other		Stock Awards	(1) Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	(2) All Other Compensation	Total
Ian Dickinson (3)	2017	$153,846	$125,000		$-	$71,679	(4)	$-	$-	$12,289	$362,814
CEO and President	2016	$-	$-		$-	$-		$-	$-	$-	$-

Rick D. Kasch (5)	2017	$257,013	$120,000		$-	$224,956	(6)	$-	$-	$94,156	$696,125
Former CEO and President	2016	$260,466	$-		$-	$272,498	(7)	$-	$-	$49,591	$582,555

Austin Peitz	2017	$192,938	$110,000		$-	$85,465	(8)	$-	$-	$20,546	$408,949
Former Senior Vice President of Field Operations	2016	$176,423	$45,000	(9)	$-	$72,601	(10)	$-	$-	$17,993	$312,017

Dustin Bradford (11)	2017	$64,904	$-		$-	$-		$-	$-	$1,933	$66,837
CFO and Treasurer	2016	$-	$-		$-	$-		$-	$-	$-	$-

Tucker Franciscus (12)	2017	$101,538	$-		$-	$55,420	(13)	$-	$-	$1,789	$158,747
Former CFO and Treasurer	2016	$-	$-		$-	$-		$-	$-	$-	$-

Robert Devers (14)	2017	$181,731	$15,000		$-	$83,760	(15)	$-	$-	$36,352	$316,843
Former CFO and Treasurer	2016	$175,000	$-		$-	$134,336	(16)	$-	$-	$18,731	$328,067

(1) Amounts represent the grant date fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation, which vested during the year. See Note 10 to the consolidated financial statements set forth in the Original Form 10-K (see explanatory note) for the fiscal year ending December 31, 2017 for a discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2) Represents: (i) automobile expenses; (ii) health, life, dental and vision insurance premiums; and (iii) matching contributions to the Company’s 401(k) plan incurred on behalf of Messrs Dickinson, Kasch, Pietz, Bradford, Franciscus, and Devers.

(3) Mr. Dickinson was named chief executive officer and president on May 9, 2017.

(4) Amount represents the calculated grant date fair value of stock options to purchase 400,000 shares of common stock which vested immediately upon issuance in June 2017.

(5) Mr. Kasch resigned as the chief executive officer and president effective May 5, 2017.

(6) Amount represents calculated grant date fair value of stock options to purchase 623,333 shares of common stock which vested during 2017.

(7) Amount represents calculated grant date fair value of stock options to purchase 761,667 shares of common stock which vested during 2016.

(8) Amount represents calculated grant date fair value of stock options to purchase 220,000 shares of common stock which vested during 2017.

(9) Amount includes $45,000 of discretionary quarterly bonuses paid to Mr. Peitz pursuant to revised employment agreement effective April 1, 2015. As part of the revised employment agreement, Mr. Peitz agreed to reduce his base salary from $192,938 to $150,000. On May 15, 2016, Mr. Peitz agreed to return to his base salary of $192,938 and to eliminate his discretionary quarterly bonuses.

(10) Amount represents calculated grant date fair value of stock options to purchase 69,999 shares of common stock which vested during 2016.

(11) Mr. Bradford was named chief accounting officer on December 12, 2017. Mr. Bradford was named chief financial officer on January 31, 2018.

(12) Mr. Franciscus served as the Company's chief financial officer from July 17, 2017 to January 31, 2018.

(13) Amount represents calculated grant date fair value of stock options to purchase 266,666 shares of common stock which vested during 2017.

(14) Mr. Devers served as the Company's chief financial officer from April 29, 2013 to August 4, 2017. Mr. Devers entered into a severance agreement on June 8, 2017 which provided that Mr. Devers would serve long enough to facilitate the transition to a new person serving as chief financial officer.

(15) Amount represents calculated grant date fair value of stock options to purchase 63,333 shares of common stock which vested during 2017.

(16) Amount represents calculated grant date fair value of stock options to purchase 113,332 shares of common stock which vested during 2016.

Narrative Disclosure to Summary Compensation Table

Compensation Committee. The Board of Directors established the Compensation Committee in November, 2017. The Board of Directors appointed Messrs. Herlin, Jolly, and Haymons to the Compensation Committee, each of whom the Board of Directors has determined is independent pursuant to the independence tests under the NYSE American Company Guide. The Compensation Committee is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is highly competitive. In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

■     Base salary;

■     Discretionary cash bonuses;

■     Stock option awards and/or equity-based compensation; and

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

The Company’s named executive officers (being Messrs. Dickinson and Bradford) receive base salaries in accordance with the terms of their respective employment agreements (which are described below).

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

Equity based compensation. Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans. The Company believes that equity-based compensation helps align management and executives’ interests with the interests of our stockholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, we have one active equity incentive plan for our management and employees, the 2016 Stock Incentive Plan, and one dormant equity incentive plan for our management and employees, the 2010 Stock Incentive Plan, pursuant to which there are still outstanding awards.

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

Forfeiture and Grant of Stock Options. The Board of Directors granted stock options to Messrs. Dickinson, Peitz, and Bradford for fiscal year 2017 under the 2016 Stock Incentive Plan. On June 2, 2017 the Board approved granting Mr. Dickinson 1,200,000 options and Mr. Peitz 500,000 options to acquire shares under the the 2016 Plan. On June 23, 2017, the Board granted Mr. Bradford 50,000 options to acquire shares under the 2016 Plan.

As discussed below, Mr. Franciscus was granted 800,000 options to acquire shares under the 2016 Plan, however, Mr. Franciscus forfeited 533,334 of these options to acquire shares in connection with his resignation as discussed below.

In connection with his resignation, as discussed below, Mr. Kasch had 623,333 options to acquire shares vest during 2017, however, these and all remaining unexercised options expired as of August 5, 2017. In total, Mr. Kasch forfeited 1,485,000 options to acquire shares during 2017.

In connection with his resignation, as discussed below, Mr. Devers forfeited 190,000 options to acquire shares on August 4, 2017. In addition, Mr. Devers had 83,333 options to acquire shares immediately vest in connection with his resignation. All of Mr. Devers' remaining unexercised options expired on February 15, 2018.

The Board of Directors granted stock options to Messrs. Kasch, Peitz, and Devers for fiscal year 2016 under the 2010 Stock Incentive Plan (the “2010 Plan”). Subsequently, on June 17, 2016, the Board of Directors appointed a special committee of disinterested directors (the “Special Committee”) to address certain claims in a letter dated June 14, 2016 from an attorney purporting to represent a stockholder of the Company regarding the 2010 Plan and equity awards granted thereunder. After investigation and consultation with its counsel, the Special Committee verified that certain stock options granted under the 2010 Plan had exceeded applicable limitations on grants in the 2010 Plan.

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

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Additionally, the Company provided Messrs. Peitz and Kasch with an automobile (Peitz) or an automobile allowance (Kasch). Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers.

Declared Discretionary Bonuses

During 2017, the Board of Directors awarded discretionary bonuses to Messrs. Dickinson, Kasch, Peitz, and Devers, as shown in the Summary Compensation Table above. The Board of Directors did not award any discretionary bonuses for the 2016 fiscal year to Messrs. Kasch, Devers, or Peitz. Mr. Peitz did receive bonuses in the amount of $45,000 during fiscal 2016 related to a formulaic bonus program entered into in April 2015 pursuant to amendment to his employment agreement which reduced his salary by $42,938. As of June 22, 2016, Mr. Peitz entered into a new employment agreement with the Company (described below) that terminated the formulaic bonus program.

Employment Agreements

We have entered or intend to enter into employment agreements with certain Company officers, being Messrs. Dickinson, and Bradford. We previously entered into agreements with Messrs Kasch, Devers, Franciscus, and Peitz.

Ian Dickinson – Mr. Dickinson is chief executive officer and president of the Company. Mr. Dickinson entered into an Employment Agreement effective May 9, 2017 (the “Dickinson Employment Agreement”). Pursuant to the Dickinson Employment Agreement, Mr. Dickinson will receive an annual base salary of $250,000, and is eligible each year to receive a discretionary bonus in addition to his base salary, which will be awarded in such amounts as the Board may determine. Mr. Dickinson was also granted stock options to purchase 1,200,000 shares of the Company’s common stock. The exercise price of the stock options is $0.30 per share. The stock options vest in one third installments, the first of which vested on May 9, 2017, the second of which vests on May 9, 2018 and the third of which vests on May 9, 2019, provided that Mr. Dickinson continues to be employed by the Company on those dates.The Dickinson Employment Agreement provides for severance compensation if Mr. Dickinson is terminated without cause or upon a change of control. The Dickinson Employment Agreement also contains other standard provisions contained in agreements of this nature, including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and long-term incentive awards.

Rick Kasch – Mr. Kasch was chief executive officer and president of the Company. He entered into an employment agreement with the Company on June 22, 2016 (the "Kasch Employment Agreement") to replace his prior employment agreement with the Company dated July 27, 2010, as amended. The Kasch Employment Agreement had a term of July 1, 2016 through June 30, 2017, and would have been automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Kasch provided the other with 60 days’ notice of non-renewal or the agreement was otherwise terminated. The Kasch Employment Agreement provided for an annual base salary of $260,466. In addition, the Kasch Employment Agreement provided for an automobile allowance of $1,400 per month. The Kasch Employment Agreement also provided for standard employment benefits and contained other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer-term incentive awards.

On May 5, 2017, Mr. Kasch notified the Company of his resignation as President, Chief Executive Officer, and as a member of the Company’s Board of Directors, effective immediately. Mr. Kasch also resigned from all positions held with the Company’s subsidiaries. Mr. Kasch’s decision to resign was not the result of any disagreement with the Company, the Board, or management, or any matter relating to the Company’s operations, policies or practices.

In connection with Mr. Kasch’s resignation, the Company entered into an Executive Severance Agreement with Mr. Kasch on May 5, 2017 (the “Severance Agreement”). The Severance Agreement provides for certain modified severance compensation and benefits to Mr. Kasch in lieu of and in settlement of the compensation and benefits to be paid to Mr. Kasch upon termination of his employment pursuant to the Kasch Employment Agreement.

Pursuant to the terms of the Severance Agreement, the Company paid Mr. Kasch his base salary through May 31, 2017 in accordance with the normal schedule for such payment, subject to Mr. Kasch’s agreement that such salary shall be reduced to 50% of his base salary effective May 5, 2017. The Company also paid Mr. Kasch any remaining balance of the accrued and unpaid amount of his reduced base salary, together with benefits, including unused vacation days (which amount to $25,045) and expense reimbursements which were then due and payable under the Kasch Employment Agreement. In addition, Mr. Kasch received the following severance payments, subject to applicable employer and employee withholding by the Company: (i) payment to Mr. Kasch of $391,000 as follows: (x) an initial payment in the amount of $120,000 on May 31, 2017 and (y) the balance of $271,000 payable in 11 equal monthly installments of $24,636 commencing on July 1, 2017 with a final installment of the balance then due on June 1, 2018; (ii) a bonus payment of $120,000 on or before April 1, 2018; (iii) a lump sum representing the automobile allowance pursuant to the Kasch Employment Agreement in the amount of $25,199 on the first payday following May 5, 2017; (iv) a lump sum representing health care benefits pursuant to the Kasch Employment Agreement in the amount of $18,793 on the first payday following May 5, 2017; and (v) a lump sum representing 401(k) matching benefits in the amount of $21,839 on the first payday following May 5, 2017. Finally, all non-vested stock options held by Mr. Kasch immediately vested on May 5, 2017 and, in accordance with the agreements establishing such options, Mr. Kasch had three months from and after May 5, 2017 to exercise his options in accordance with the applicable agreements. These options were not exercised and, therefore, were forfeited.

Mr. Kasch continued to serve as a consultant to the Company until June 30, 2017 (the “Separation Date”). Additionally, Mr. Kasch cooperated and consulted with the Company and its executive officers and the Board after the Separation Date, on an as-needed basis, at no cost to the Company, for up to 20 hours per month, through August 31, 2017.

The Severance Agreement contains other standard provisions contained in agreements of this nature including restrictive covenants concerning confidentiality, non-competition, non-solicitation and non-disparagement, and a general release of any and all claims Mr. Kasch may have against the Company, its directors, officers and associated persons.

Austin Peitz – Mr. Peitz was Senior Vice President of Field Operations of the Company. He entered into an employment agreement with the Company on June 22, 2016 (the "Peitz Employment Agreement") to replace his prior employment agreement with the Company dated July 27, 2010, as amended. The Peitz Employment Agreement had an initial term of July 1, 2016 through June 30, 2017, and would have automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Peitz provided the other with 60 days’ notice of non-renewal or the agreement was otherwise terminated. The Peitz Employment Agreement provided for an annual base salary of $192,938. Additionally, the Company provided Mr. Peitz with an automobile. The Peitz Employment Agreement also provided for standard employment benefits and contained other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

On April 27, 2018, Mr. Peitz notified the Company of his resignation as Senior Vice President of Field Operations, effective immediately. Mr. Peitz also resigned from all positions held with the Company’s subsidiaries. Mr. Peitz’s decision to resign was not the result of any disagreement with the Company, the Board, or management, or any matter relating to the Company’s operations, policies, or practices.

In connection with Mr. Peitz’s resignation, the Company entered into an Executive Severance Agreement with Mr. Peitz on April 27, 2018 (the “Peitz Severance Agreement”). The Peitz Severance Agreement provides for certain modified compensation and benefits to Mr. Peitz in lieu of and in settlement of the compensation and benefits to be paid to Mr. Peitz upon termination of his employment pursuant to the Peitz Employment Agreement.

Pursuant to the Peitz Severance Agreement, on Mr. Peitz’s separation date the Company paid Mr. Peitz any remaining balance of Mr. Peitz’s accrued and unpaid benefits, including unused vacation days and expense reimbursements which were then due and payable under the Peitz Employment Agreement. In addition, within five business days of the date of Mr. Peitz’s separation date, the Company will make a lump sum payment to Mr. Peitz in an amount equal to: (i) twelve months of Mr. Peitz’s base salary as of the date of his resignation; plus (ii) a bonus equal to the greater of (x) Mr. Peitz’s most recent annual bonus, or (y) six months of Mr. Peitz’s base salary as of the date of his resignation. The Company will also provide Mr. Peitz with medical, dental, and vision benefits until the earlier of twelve months after April 27, 2018 or the date on which Mr. Peitz obtains substantially similar coverage through another employer. The Company will also transfer to Mr. Peitz title to the Company-owned automobile presently in Mr. Peitz’s possession.

In addition, the Peitz Severance Agreement provides that all stock options relating to the common stock of the Company held by Mr. Peitz immediately vested on Mr. Peitz’s separation date. Mr. Peitz will have until July 27, 2018 to exercise 33,333 incentive stock options, and until April 29, 2019 to exercise 886,667 non-qualified stock options in accordance with the applicable agreements establishing and governing such options.

The Peitz Severance Agreement contains other standard provisions contained in agreements of this nature including restrictive covenants concerning confidentiality, non-competition, non-solicitation, and non-disparagement, and a general release of any and all claims Mr. Peitz may have against the Company, its directors, officers, and associated persons.

Dustin Bradford – Mr. Bradford became the Chief Financial Officer of the Company on January 31, 2018. In connection with his appointment as the Company’s Chief Financial Officer, the Company and Dustin Bradford entered into an Employment Agreement on April 23, 2018, effective January 31, 2018 (the “Bradford Employment Agreement”). Pursuant to the Bradford Employment Agreement, Mr. Bradford will receive an annual base salary of $175,000, and is eligible each year to receive a discretionary bonus in addition to his base salary, which will be awarded in such amounts as the Board of Directors of the Company will determine.

Tucker Franciscus – Mr. Franciscus became the Chief Financial Officer of the Company on July 13, 2017. In connection with his appointment as the Company’s Chief Financial Officer, the Company and Mr. Franciscus entered into an Employment Agreement effective July 17, 2017 (the “Franciscus Employment Agreement”). Pursuant to the Franciscus Employment Agreement, Mr. Franciscus received an annual base salary of $240,000. In addition, Mr. Franciscus was eligible each year to receive a discretionary bonus in addition to his base salary, which was to be awarded in such amounts as the Board may have determined. Mr. Franciscus was also granted stock options to purchase 800,000 shares of the Company’s common stock. The exercise price of the stock options is $0.35 per share. The stock options were scheduled to vest in one third installments, the first of which vested on October 15, 2017, and the second and third of which were forfeited in connection with Mr. Franciscus' resignation effective effective January 31, 2018. Mr. Franciscus' decision to resign was not the result of any disagreement with the Company, the Board, or management, or any matter relating to the Company's operations, policies, or practices.

The Company entered into an Executive Severance and Consulting Agreement ("Franciscus Severance Agreement") with Mr. Franciscus on January 8, 2018, under which Mr. Franciscus will serve as a consultant to the Company until May 31, 2018 and be paid a monthly consulting fee of $20,000. The Franciscus Severance Agreement also provides for certain modified severance compensation and benefits to Mr. Franciscus in lieu of and in settlement of the compensation and benefits to be paid to Mr. Franciscus upon termination of his employment. Also, pursuant to the terms of the Franciscus Severance Agreement, (i) Mr. Franciscus’ vested options representing 266,666 shares of the Company’s common stock will remain exercisable through May 31, 2018. The Franciscus Severance Agreement contains other standard provisions contained in agreements of this nature including restrictive covenants concerning confidentiality, non-competition, non-solicitation and non-disparagement, and a general release of any and all claims Mr. Franciscus may have against the Company, its directors, officers and associated persons.

Robert Devers – Mr. Devers became the Chief Financial Officer of the Company on April 29, 2013. He entered into an employment agreement with the Company on June 22, 2016 (the "Devers Employment Agreement") to replace his prior employment agreement with the Company dated April 29, 2013, as amended. The term of the Devers Employment Agreement was July 1, 2016 through June 30, 2017, and would have automatically renewed thereafter on a year-to-year basis unless Enservco or Mr. Devers provided the other with 60 days’ notice of non-renewal or the agreement was otherwise terminated. The Devers Employment Agreement provided for an annual base salary equal to the base salary received by Mr. Devers under his prior employment agreement – $175,000. The Devers Employment Agreement also provided for standard employment benefits and contained other standard provisions contained in agreements of this nature including confidentiality and non-competition provisions as well as eligibility for discretionary bonuses and longer term incentive awards.

On June 8, 2017, Mr. Devers notified the Company of his resignation as Chief Financial Officer, Treasurer, and Secretary of the Company, effective August 4, 2017. Mr. Devers also resigned from all positions held with the Company’s subsidiaries effective as of August 4, 2017. Mr. Devers’ decision to resign was not the result of any disagreement with the Company, the Board of Directors, or management, or any matter relating to the Company’s operations, policies or practices.

In connection with Mr. Devers’ resignation, the Company entered into an Executive Severance Agreement with Mr. Devers on June 8, 2017 (the “Devers Severance Agreement”). The Devers Severance Agreement provided that Mr. Devers’ resignation as Chief Financial Officer, Treasurer and Secretary, and from all other positions he holds with the Company and its subsidiaries, were effective on August 4, 2017. The Devers Severance Agreement also provided for certain modified severance compensation and benefits to Mr. Devers in lieu of and in settlement of the compensation and benefits to be paid to Mr. Devers upon termination of his employment pursuant to the Devers Employment Agreement.

Pursuant to the terms of the Devers Severance Agreement, the Company paid Mr. Devers his base salary through August 4, 2017, in accordance with the normal Company schedule for payroll payments. In addition, Mr. Devers was paid any remaining balance of the accrued and unpaid benefits, including unused vacation days and expense reimbursements which were then due and payable under the Devers Employment Agreement. Furthermore, the Company continued to pay Mr. Devers his base salary through February 4, 2018 in accordance with the normal schedule for such payments. The Company will also provide Mr. Devers with medical, dental and vision benefits until the earlier of 18 months after August 4, 2017, or until substantially similar coverage can be obtained by Mr. Devers through another employer.

In addition, the Devers Severance Agreement provides that, except for options totaling 190,000 shares of the Company’s common stock (options to acquire 140,000 shares exercisable at $1.74 per share and options to acquire 50,000 shares at $2.25 per share), which were forfeited and expired as of the date of the  Devers Severance Agreement, all other stock options held by Mr. Devers immediately vested on the Separation Date. In accordance with the agreements establishing and governing such options, Mr. Devers had until February 15, 2018 to exercise his options. 125,000 options were exercised and the remaining 200,000 expired unexercised.

The Devers Severance Agreement contains other standard provisions contained in agreements of this nature including restrictive covenants concerning confidentiality, non-competition, non-solicitation and non-disparagement, and a general release of any and all claims Mr. Devers may have against the Company, its directors, officers and associated persons.

Stock Options, Stock Awards, and Equity Incentive Plans

In accordance with the Company’s stock incentive plans the Company granted certain of its executive officers stock options during the Company’s 2017 fiscal year. No other equity-based awards were granted to executive officers during the fiscal year. On July 7, 2016, certain options were rescinded and certain options were given subject to stockholder approval of a new 2016 Stock Incentive Plan (“2016 Plan”), see the description above under the heading “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options.” The 2016 Plan was approved by stockholders on September 29, 2016.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2017, and does not include transactions subsequent to December 31, 2017 as set forth in the footnotes to the table.

	Number of Securities
	Underlying Unexercised
	Options(1)				Option	Option
					Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Ian Dickinson	400,000		800,000	(2)	$0.30	06/02/2022

Austin Peitz	50,000		-		$0.70	02/15/2018
	100,000		-		$1.74	04/08/2020
	100,000		-		$0.60	05/05/2021
	6,666		53,334	(3)	$1.74	4/8/2020
	33,334		66,666	(4)	$0.65	05/05/2021
	166,667		333,333	(5)	$0.29	06/02/2022
	423,334		486,666

Dustin Bradford	-		50,000	(6)	$0.35	06/26/2022

Tucker Franciscus	266,666	(7)	533,334	(7)	$0.35	05/31/2018

Robert J. Devers	100,000	(8)	-		$1.27	02/15/2018
	100,000	(8)	-		$0.60	02/15/2018
	50,000	(8)	-		$1.27	02/15/2018
	50,000	(8)	-		$1.00	02/15/2018
	25,000	(8)			$0.65	02/15/2018
	325,000		-

(1)	Consists of options granted under 2010 Stock Incentive Plan and 2016 Stock Option Plan.
(2)	These are options to purchase shares under the 2016 Plan. These shares are subject to a delayed two-year ratable vesting schedule with the remaining vesting dates on June 2, 2018 and 2019.
(3)	These are options to purchase shares under the 2016 Plan. These shares are subject to an eighteen-month vesting period with the remaining shares vesting on January 1, 2018.
(4)	These are options to purchase shares under the 2016 Plan. These shares are subject to a thirty-month vesting period with the remaining shares vesting on December 31, 2018.
(5)	These are options to purchase shares under the 2016 Plan. These shares are subject to a delayed two-year ratable vesting schedule with the remaining vesting dates on June 2, 2018 and 2019.
(6)	These are options to purchase shares under the 2016 Plan. These shares are subject to a delayed three-year ratable vesting schedule with the remaining vesting dates on June 26, 2018, 2019, and 2020.
(7)	These are options to purchase shares under the 2016 Plan. Pursuant to the terms of the Franciscus Severance Agreement all remaining options to purchase shares were forfeited and expired on January 31, 2018.
(8)	The Devers Severance Agreement provides that, except for options totaling 190,000 shares of the Company’s common stock (options to acquire 140,000 shares exercisable at $1.74 per share and options to acquire 50,000 shares at $2.25 per share), which were forfeited and expired as of the date of the Devers Severance Agreement, all other stock options held by Mr. Devers immediately vested on the Separation Date. In accordance with the agreements establishing and governing such options, Mr. Devers had until February 15, 2018 to exercise his options. 125,000 options were exercised and the remaining 200,000 expired unexercised.

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

Compensation of Directors

Each member of the Board of Directors receives a quarterly director fee of $7,000. Directors who are members of the Board's Audit Committee receive an additional fee of $1,000 per quarter. As chair of the Audit Committee, Mr. Haymons receives an additional fee of $3,000 per quarter. Mr. Dickinson is an employee of the Company and is not paid for his service as a member of the Board of Directors. Beginning in 2018, members of the Board's Compensation Committee will receive an additional fee of $1,000 per quarter and members of the Board's Audit Committee will receive an additional fee of $1,500 per quarter. As chair of the Compensation Committee, Mr. Herlin will receive an additional fee of $2,500 per quarter.

The table below reflects compensation paid to the non-employee members of the Board during the year ended December 31, 2017:

	Fees
	Earned or	Options	All Other
	Paid in	Awards	Compensation
Director	Cash	(1)	Awards	Total

Christopher D. Haymons (2)	$43,700	$8,526	$-	$52,226

Steven P. Oppenheim (3)	$3,300	$-	$-	$3,300

Keith J. Behrens (4)	$28,000	$-	$-	$28,000

Richard A. Murphy (5)	$40,133	$10,459	$-	$50,592

William A. Jolly (6)	$33,500	$60,500	$-	$94,000

Robert S. Herlin (7)	$33,500	$60,500	$-	$94,000

(1)

Amounts represent the grant date fair value of stock options granted to the named directors based on provisions of ASC 718-10, Stock Compensation, which vested in fiscal 2017. See Note 10 to the consolidated financial statements included in Part III, Item 8 of the Original 10-K, for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

(2)	Mr. Haymons received fees in the amount of $43,700 in 2017 for serving as a director and chair of the audit committee of the Board of Directors. Mr. Haymons was granted an option to acquire 100,000 shares of Company common stock in June 2017. The option is exercisable for a five-year term at $0.29 per share. 50,000 shares vested on June 2, 2017 and the remaining 50,000 shares vest on June 2, 2018. The Company recorded an expense of $8,526 in 2017 related to the issuance of these options.

(3)

Mr. Oppenheim received fees in the amount of $3,300 in 2017 for serving as a director and chair of the audit committee of the Board of Directors. Mr. Oppenheim was granted an option to acquire 200,000 shares of Company common stock in April 2013. The option is exercisable for a five-year term at $1.27 per share, and vested in full as of April 29, 2013. Mr. Oppenheim was also granted an option to acquire 50,000 shares of Company common stock in July 2013. The option was exercisable for a five-year term at $1.00 per share, and vested in full as of the date of grant. The Company recorded expense of $220,138 in 2014 related to the issuance of the options. As described under “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options,” in July 2016 Mr. Oppenheim forfeited options to acquire 150,000 shares of common stock and received new options to acquire 150,000 shares, subject to stockholder approval of the 2016 Plan. Mr. Oppenheim retired from his director position and his position as the chairman of the Audit Committee on January 24, 2017. Mr. Oppenheim's resignation was not the result of any disagreement with the Company, the Board, or management, or any matter relating to the Company's operations, policies, and practices. In July 2017, Mr. Oppenheim forfeited options to acquire 150,000 shares in connection with the 2016 Plan.

(4)

Mr. Behrens was appointed to the Board of Directors on July 15, 2014 and received fees in the amount of $28,000 in 2017 for serving as a director. Mr. Behrens was granted an option to acquire 200,000 shares of Company common stock in July 2014. The option is exercisable for a five year term at $2.49 per share, and vested in fully upon grant. The Company recorded expense of $321,907 in 2014 related to the issuance of the options. As described under “Narrative Disclosure to Summary Compensation Table – Forfeiture and Grant of Stock Options,” in July 2016 Mr. Behrens forfeited options to acquire 100,000 shares of common stock and received new options to acquire 100,000 shares.

(5)

Mr. Murphy was appointed to the Board of Directors on January 19, 2016 and received fees in the amount of $40,133 in 2017 for serving as a director. Mr. Murphy was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vested 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 18, 2021 at a strike price of $0.37 per share. The Company recorded expense of $10,459 in 2017 related to these options.

(6)

Mr. Jolly was appointed to the Board of Directors on January 15, 2015 and received fees in the amount of $33,500 in 2017 for serving as a director. Mr. Jolly was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vest 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 15, 2020 at a strike price of $1.79 per share. The Company recorded expense of $60,500 in 2017 related to these options.

(7)

Mr. Herlin was appointed to the Board of Directors on January 15, 2015 and received fees in the amount of $33,500 in 2017 for serving as a director. Mr. Herlin was awarded 100,000 stock options under the Company’s 2010 Stock Incentive Plan, which vest 50% upon his first anniversary as a Board member and 50% upon his second anniversary, and are exercisable until January 15, 2020 at a strike price of $1.79 per share. The Company recorded expense of $60,500 in 2017 related to these options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2017:

Plan Category And Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	4,814,433	(1)	$ 0.71	7,045,111	(3)

Equity Compensation Plans Not Approved by Security Holders	1,642,902	(2)	$ 0.32	—

Total / Weighted Average	6,457,335		$ 0.61	7,045,111

(1) Represents (i) 3,346,600 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 1,467,833 unexercised options under the Company’s 2010 Stock Incentive Plan.

(2) Consists of: (i)  warrants issued in June 2016 to the principals of the Company’s investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share and (ii) warrants to acquire 1,612,902 shares issued in June 2017 in connection with a subordinated debt agreement with Cross River Partners, L.P., our largest stockholder.

(3) Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 3,346,600 options outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan.

Security Ownership of Management and Directors

As of the April 15, 2018, the Company had 51,159,734 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock by each person who serves as a director and/or an executive officer of the Company on that date, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group. To the extent any of the named stockholders own derivative securities that are vested or otherwise exercisable into shares of our Common Stock these securities are included in the column regarding that stockholders’ Common Stock beneficial ownership (as required by Rule 13d-3(a) of the Exchange Act) and the material terms of such derivative securities are explained in the notes to the table.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percent of Common Stock
Named Executive Officers and Directors
Richard A. Murphy	12,466,892(3)	23.6%
Keith J. Behrens	200,000 (4)	*
William A. Jolly	119,817 (5)	*
Robert S. Herlin	135,000 (6)	*
Christopher D. Haymons	100,000 (7)	*
Ian Dickinson	825,000 (8)	1.6%
Dustin Bradford	52,667 (9)	*
Austin Peitz	725,581(10)	1.4%
All current executive officers and directors as a group (8 persons)	14,624,957	28.6%

Notes to Security Ownership of Management table shown above:

* The percentage of common stock beneficially owned is less than 1%.

(1)	The address of the beneficial owners in each case is c/o Enservco Corporation, 501 S. Cherry Street, Suite 1000, Denver, CO 80246
(2)	Calculated in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended.
(3)	Consists of (i) 73,900 shares of common stock owned directly by Mr. Murphy; (ii) options to acquire 100,000 shares of common stock to Mr. Murphy which are vested or will vest within 60 days; (iii) 10,680,090 shares held by Cross River Partners, L.P. and; (iv) warrants to acquire 1,612,902 shares of common stock held by Cross River Partners, L.P. Mr. Murphy is the managing member of the general partner of Cross River Partners, L.P.
(4)	Consists of options to acquire 200,000 shares of common stock which are vested or will vest within 60 days.
(5)	Consists of (i) 19,817 shares of common stock owned by Mr. Jolly and (ii) options to acquire 100,000 shares of common stock which are vested or will vest within 60 days.
(6)	Consists of (i) 35,000 shares of common stock owned by Mr. Herlin and (ii) options to acquire 100,000 shares of common stock which are vested or will vest within 60 days.
(7)	Consists of options to acquire 100,000 shares of common stock which are vested or will vest within 60 days.
(8)	Consists of (i) 25,000 shares of common stock owned by Mr. Dickinson and (ii) options to acquire 800,000 shares of common stock which are vested or will vest within 60 days.
(9)	Consists of (i) 36,000 shares of common stock owned by Mr. Bradford and (ii) options to acquire 16,667 shares of common stock which are vested or will vest within 60 days.
(10)	Consists of (i) 98,913 shares of common stock owned by Mr. Peitz and (ii) options to acquire 626,698 shares of common stock which are vested or will vest within 60 days.

Security Ownership of Certain Beneficial Owners

As of the April 30, 2018, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who do not serve as an executive officer or director of the Company, except as follows:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
Beneficial owners of more than 5% of outstanding common stock
Cross River Partners, L.P. 31 Bailey Ave, Suite D Ridgefield, CT 06877	12,292,992(2)	23.3%
Leroy Landhuis c/o Alan Vancil 212 N. Wahsatch Ave., Suite 301 Colorado Springs, CO 80903	4,732,319 (3)	9.3%
AWM Investment Company c/o Special Situations Funds 527 Madison Avenue, Suite 2600 New York, NY 10022	3,938,737(4)	7.7%
Debra Herman Post Office Box 81740 Las Vegas, Nevada 89180	3,033,660 (5)	5.9%

(1)	Calculated in accordance with the Exchange Act Rule 13d-3, as amended.
(2)	Based on information in a Form 4 filed September 14, 2017 by Cross River Partners LP. The following persons share voting and dispositive power with respect to the foregoing shares beneficially owned: Cross River Capital Management LLC (a Delaware limited liability company) and Richard Murphy, an individual and director of the Company. Consists of (i) 10,680,090 shares held by Cross River Partners, L.P., and; (ii) warrants to acquire 1,612,902 shares of common stock. Mr. Murphy is the managing member of the general partner of Cross River Partners, L.P.
(3)	Based on information in a Schedule 13D report dated February 28, 2017 by Leroy Landhuis.
(4)

Based on information in a Schedule 13G report dated February 10, 2018 by AWM Investment Management Inc. AWM Investment Company, Inc., a Delaware Corporation (“AWM”), is the investment adviser to Special Situations Cayman Fund, L.P. (“CAYMAN”) and Special Situations Fund III QP, L.P. (“SSFQP”)). As the investment adviser to the Funds, AWM holds sole voting and investment power over 984,146 shares of common stock of the Company held by CAYMAN and 2,954,651 Shares held by SSFQP.

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

The Company's executive officers, directors, or nominees for director are required to promptly notify the Board of Directors and the Company's legal counsel of any proposed Related Party Transaction. The Company's disinterested directors will review such transaction, considering all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit and perceived benefit (or lack thereof) to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Party's direct or indirect interest, and the actual or apparent conflict of interest of the Related Party. The disinterested directors shall not approve or ratify a Related Party Transaction unless they have determined that upon consideration of all relevant information, the proposed Related Party Transaction is in, or not inconsistent with, the best interests of the Company and its shareholders.,

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors and significant stockholders since January 1, 2017 or otherwise outstanding as of April 15, 2018.

Chairman of the Board of Directors provides Letter of Credit to PNC Bank

On March 31, 2017, the Company’s Chairman, Richard Murphy issued an irrevocable standby letter of credit in the face amount of $1,500,000 for the benefit of PNC Bank. The letter of credit was issued in connection with the tenth amendment to the Company Amended and Restated Revolving Credit and Security Agreement with PNC Bank. PNC had the ability to make a drawing under the Tenth Amendment Letter of Credit and apply all of the proceeds of letter of credit to pay down the principal balance of the revolving credit facility. The letter of credit was be converted into subordinated debt with a maturity dated April 2022 and a stated interest rate of 10%. This standby letter of credit was replaced with the Subordinated Loan Agreement described below.

Subordinated Loan Agreement entered into with Cross River Partners, L.P.

On June 28, 2017, the Company entered into a subordinated loan agreement (the “Subordinated Loan Agreement”) with Cross River Partners, L.P., ("Cross River"), which documents the Company’s obligations to Cross River with respect to the financial accommodations made to the Company by Cross River in connection with the Tenth Amendment to the Company Amended and Restated Revolving Credit and Security Agreement with PNC Bank. In connection with the Subordinated Loan Agreement, on June 28, 2017, the Company delivered two subordinated promissory notes to Cross River in the amounts of $1 million and $1.5 million, respectively (each a “Note”, collectively, the “Notes” and, together with the Subordinated Loan Agreement, the “Subordinated Loan Documents”). The Notes each have a maturity date of June 28, 2022 (the “Maturity Date”) and bear interest at a fixed per annum rate of 10.0%.

On August 10, 2017, the Company entered in to the Loan and Security Agreement with East West Bank ("the "2017 Credit Agreement"), which replaced the 2014 Credit Agreement. In relation to the 2017 Credit Agreement, on August 7, 2017, Cross River entered into a subordination agreement with East West Bank. The Company began making quarterly payments of accrued interest under each Note on July 1, 2017 and will continue making such interest only payments until all of the Company’s obligations under the 2017 Credit Agreement have been satisfied. Once all of the Company’s obligations under the 2017 Credit Agreement have been satisfied, the Company will begin making quarterly payments of principal (based on an amortization schedule of 10 years) plus interest until the Maturity Date. On the Maturity Date, all amounts still outstanding under the Notes will become due and payable. The Company has the right to prepay the outstanding balance of all principal and interest of either or both Notes, in whole, subject to a prepayment penalty equal to the total interest that would have been due and payable on the next two quarterly payments following such prepayment.

In connection with the Subordinated Loan Agreement, on June 28, 2017, the Company issued Cross River two five-year warrants (the “Warrants”) to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20 day period ended May 11, 2017.

Director Independence

The Company utilizes the definition of “independent director” as it is set forth in Section 803A(2) of the NYSE American Company Guide. Further, the Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships). Based on the foregoing criteria, Messrs. Behrens, Haymons, Herlin, Jolly, and Murphy are considered independent directors and were confirmed as such by the Board of Directors.

Audit Committee. See Item 10 for discussion of the independence of members of the Audit Committee.

Compensation Committee. NYSE American Rule 805(c)(1) enhances the independence requirements for members of the Compensation Committee, requiring that the Board “consider all factors specifically relevant to determining whether a director has a relationship to the listed company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member.” The Board of Directors determined that Messrs. Haymons, Jolly and Herlin are independent under this requirement.

Item 14. Principal Accounting Fees and Services.

The Audit Committee of the Board of Directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our consolidated financial statements for the year ended December 31, 2017.

The audit report of EKS&H on our consolidated financial statements as of and for the year ended December 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Paid to EKS&H

The following is a summary and description of fees for services provided by EKS&H for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees (1)	$129,000	$ 135,000
Audit-related fees (2)	17,470	38,000
Tax fees	—	—
All other fees (3)	2,493	9,325
Total	$148.963	$ 182,325

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

(3)	All other fees include amounts billed for consultation provided to the Company.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.01	Employment Agreement between the Company and Austin Peitz. (4)
10.02	Employment Agreement between the Company and Ian Dickinson(5)
10.03	Loan and Security Agreement with East West Bank, a California banking corporation (6)
10.04	Form of Indemnification Agreement(7)
10.05	2016 Stock Incentive Plan (8)
10.06	Subordinated Loan Agreement (9)
10.07	Subordinated Promissory Note - $1.0 Million (9)
10.08	Subordinated Promissory Note - $1.5 Million (9)
10.09	Warrant - 645,161 Shares (9)
10.10	Warrant - 967,741 Shares (9)
10.11	Executive Severance Agreement dated May 5, 2017, by and between Rick D. Kasch and the Company (10)
10.12	Executive Severance Agreement dated June 8, 2017, by and between Robert J. Devers and the Company (11)
10.13	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017. (12)
10.14	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014. (13)
10.15	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015. (14)
10.16	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015. (15)
10.17	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015. (16)
10.18	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015. (17)
10.19	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015. (18)
10.20	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016. (19)
10.21	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement effective August 10, 2016. (20)
10.22	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement effective October 4, 2016. (21)
10.23	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2016. (22)
10.24	Underwriting agreement to issue and sell to William Blair & Company, LLC an offer and sale in a firm commitment offering of 11,250,000 common stock shares. (23)
10.25	Employment agreement between the Company and Dustin Bradford (24)
10.26	Executive Severance Agreement dated April 27, 2018, by and between Austin Peitz and the Company (25)
11.1	Statement of Computation of per share earnings. (contained in Note 2 to the Consolidated Financial Statements included on the Original 10-K).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (26)
21.1	Subsidiaries of Enservco Corporation.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). (27)
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). (28)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 22, 2016, and filed on June 27, 2016.
(5)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 2017 and filed on May 11, 2017.
(6)	Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2017 and filed August 14, 2017.
(7)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 20, 2014.
(8)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 8, 2017, and filed on June 12, 2017.
(12)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(15)	Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 2015, and filed on May 14, 2015.
(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.
(17)	Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(19)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(20)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and filed on August 12, 2016.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2017, and filed February 7, 2017.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 23, 2018 and filed on April 27, 2018.
(25)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 2018 and filed on April 30, 2018.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(27)	Incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K dated December 31, 2017 and filed on March 22, 2018.
(28)	Incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K dated December 31, 2017 and filed on March 22, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2018.

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Ian Dickinson

Principal Executive Officer

/s/ Dustin Bradford

Principal Financial Officer & Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

April 30, 2018	Ian Dickinson	/s/ Ian Dickinson
Chief Executive Officer (principal executive officer)

April 30, 2018	Dustin Bradford	/s/ Dustin Bradford
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

April 30, 2018	Richard A. Murphy	/s/ Richard A. Murphy
Chairman of the Board and Director

April 30, 2018	Keith J. Behrens	/s/ Keith J. Behrens
Director

April 30, 2018	Robert S. Herlin	/s/ Robert S. Herlin
Director

April 30, 2018	William A. Jolly	/s/ William A. Jolly
Director

April 30, 2018	Christopher Haymons	/s/ Christopher Haymons
Director

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14(a) OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Ian Dickinson, certify that:

1.	I have reviewed this Amendment No 1 to the annual report on Form 10-K/A of Enservco Corporation;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
April 30, 2018		/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO RULE 13a-14(a) OF THE

SECURITIES EXCHANGE ACT OF 1934

I, Dustin Bradford, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of Enservco Corporation;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
April 30, 2018		/s/ Dustin Bradford
Dustin Bradford, Principal Financial Officer and Chief Financial Officer