Form 10-Q
period 2018-03-31
Enservco Corp
filed 2018-05-10
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common stock, $.005 par value	51,263,334

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
ASSETS	2018	2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,013	$391
Accounts receivable, net	12,823	11,761
Prepaid expenses and other current assets	837	868
Inventories	507	576
Income tax receivable, current	57	57
Total current assets	15,237	13,653

Property and equipment, net	28,923	29,417
Income tax receivable, noncurrent	57	57
Other assets	1,157	1,123

TOTAL ASSETS	$45,374	$44,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,799	$5,465
Current portion of long-term debt	178	182
Total current liabilities	5,977	5,647

Long-Term Liabilities
Senior revolving credit facility	25,320	27,066
Subordinated debt	2,244	2,229
Long-term debt, less current portion	239	252
Warrant liability	1,265	831
Total long-term liabilities	29,068	30,378
Total liabilities	35,045	36,025

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized, 51,263,334 and 51,197,989 shares issued, respectively; 103,600 shares of treasury stock; and 51,159,734 and 51,094,389 shares outstanding, respectively	256	255
Additional paid-in capital	19,633	19,571
Accumulated deficit	(9,560)	(11,601)
Total stockholders' equity	10,329	8,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,374	$44,250

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues
Well enhancement services	$19,285	$11,984
Water transfer services	995	752
Water hauling services	841	885
Other	-	154
Total revenues	21,121	13,775

Expenses
Well enhancement services	13,091	8,449
Water transfer services	957	676
Water hauling services	948	913
Functional support and other	145	341
Sales, general, and administrative expenses	1,370	994
Patent litigation and defense costs	20	43
Severance and transition costs	40	-
Depreciation and amortization	1,589	1,576
Total operating expenses	18,160	12,992

Income from Operations	2,961	783

Other (Expense) Income
Interest expense	(500)	(710)
Other (expense) income	(420)	4
Total other expense	(920)	(706)

Income Before Tax Expense	2,041	77
Income Tax Expense	-	(27)
Net Income	$2,041	$50

Earnings per Common Share - Basic	$0.04	$-

Earnings per Common Share – Diluted	$0.04	$-

Basic weighted average number of common shares outstanding	51,155	51,068
Add: Dilutive shares assuming exercise of options and warrants	1,793	-
Diluted weighted average number of common shares outstanding	52,948	51,068

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$2,041	$50
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,589	1,576
Deferred income taxes	-	90
Stock-based compensation	73	116
Change in fair value of warrant	434	-
Amortization of debt issuance costs and discount	38	256
Provision for bad debt expense	33	29
Changes in operating assets and liabilities
Accounts receivable	(1,095)	(5,199)
Inventories	68	(2)
Prepaid expense and other current assets	(13)	75
Income taxes receivable	-	224
Other assets	(9)	11
Accounts payable and accrued liabilities	334	393
Net cash provided by (used in) operating activities	3,493	(2,381)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,104)	(621)
Proceeds from insurance claims	52	-
Net cash used in investing activities	(1,052)	(621)

FINANCING ACTIVITIES
Net line of credit borrowings	(1,787)	2,690
Stock issuance costs and registration fees	(10)	-
Repayment of long-term debt	(17)	(116)
Payment of debt issuance costs for credit facilities	(5)	(50)
Net cash (used in) provided by financing activities	(1,819)	2,524

Net Increase (Decrease) in Cash and Cash Equivalents	622	(478)

Cash and Cash Equivalents, beginning of period	391	621

Cash and Cash Equivalents, end of period	$1,013	$143

Supplemental cash flow information:
Cash paid for interest	$437	$37
Cash (received) paid for taxes	$-	$(222)

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$40	$415

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); water transfer and water treatment services (water transfer services); and water hauling, fluid disposal, frac tank rental (water hauling services).

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and 2017.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2017. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The accompanying unaudited condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $65,000 and $70,000, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded bad debt expense (net of recoveries) of approximately $33,000 and $29,000, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2018 and 2017, no amounts were expensed for write-downs and write-offs.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of March 31, 2018, and December 31, 2017, the Company had a deferred rent liability of approximately $93,000 and $96,000, respectively.

The Company has leased equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of March 31, 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three months ended March 31, 2018 and 2017.

Revenue Recognition

As described below, we adopted Accounting Standards Update 2014-09, Revenue - Revenue from Contracts with Customers, Accounting Standards Codification ("ASC") Topic 606, beginning January 1, 2018, using the modified retrospective approach, which we have applied to contracts within the scope of the standard. The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer, which includes estimated amounts for services rendered but not invoiced at the end of each accounting period. The vast majority of the Company's services and product offerings are short-term in nature.  The time between invoicing and when payment is due under these arrangements is generally 30 to 60 days.

Revenue is not generated from contractual arrangements that include multiple performance obligations.

Revenue is recognized for certain projects that take more than one day projects over time based on the amount of days during the reporting period and the agreed upon price as work progresses on each project. Revenue that has been earned but not yet invoiced at March 31, 2018 and December 31, 2017 was $1.4 million and $1.7 million, respectively. Such amounts are included within Accounts receivable, net in the Condensed Consolidated Balance Sheets.

Disaggregation of revenue

See Note 11 - Segment Reporting for disaggregation of revenue.

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

As of March 31, 2018, and 2017, there were outstanding stock options and warrants to acquire an aggregate of 5,467,334 and 4,361,168 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of March 31, 2018, the aggregate intrinsic value of outstanding stock options and warrants was approximately $2.6 million. For the three months ended March 31, 2018, the incremental shares of options and warrants to be included in the calculation of diluted earnings per share had a dilutive impact on the Company's earnings per share of 1,793,237 shares. For the three months ended March 31, 2017, the dilutive share instruments did not have an intrinsic value, as a result, were not included in the diluted share calculation.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of March 31, 2018, we had approximately $224,000 in unamortized loan fees and other deferred costs associated with the 2017 Credit Agreement, which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at March 31, 2018 or December 31, 2017, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52%. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three-months ended March 31, 2018 or 2017, respectively. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses a Lattice model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon U.S. government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Management Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, stock-based compensation expense, income tax provision, the valuation of derivative financial instruments (warrants and interest rate swaps), and the valuation of deferred taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

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

Recently Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued new revenue recognition guidance under Accounting Standards Update ("ASU") 2014-09 that superseded the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU is now effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The adoption of this standard had no impact on our consolidated financial statements; however, our footnote disclosure was expanded.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15)”, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the new guidance effective on January 1, 2018 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not result in any impact to the presentation of our statement of cash flows.

Note 3 - Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	March 31,	December 31,
	2018	2017

Trucks and vehicles	$55,418	$54,925
Water transfer equipment	5,229	4,688
Other equipment	3,163	3,160
Buildings and improvements	3,551	3,551
Land	681	681
Disposal wells	391	391
Total property and equipment	68,433	67,396
Accumulated depreciation	(39,510)	(37,979)
Property and equipment – net	$28,923	$29,417

Note 4 – Revolving Credit Facilities

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into a Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank") which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds will be collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

As of March 31, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $25.3 million with a weighted average interest rates of 5.35% per year for $22.5 million of outstanding LIBOR Rate borrowings and 6.5% per year for the approximately $2.8 million of outstanding Prime Rate borrowings. As of March 31, 2018, approximately $4.5 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

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

On August 10, 2017, an initial advance of approximately $21.8 million was made under the New Credit Facility to repay in full all obligations outstanding under our Prior Credit Facility and to fund certain closing costs and fees.

On November  20, 2017, we entered into a First Amendment and Waiver (the “Amendment and Waiver”) with respect to the 2017 Credit Agreement. Pursuant to the Amendment and Waiver, East West Bank waived an event of default with respect to the Company’s failure to satisfy the minimum fixed charge coverage ratio set forth in the 2017 Credit Agreement for the reporting period ended September 30, 2017 and permitted the Company to forego testing of its fixed charge coverage ratio as of October 31, 2017 and November 30, 2017.

As of March 31, 2018, our available liquidity was approximately $5.5 million, which was substantially comprised of $4.5 million of availability under the 2017 Credit Agreement and approximately $1.0 million in cash.

As of March 31, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

PNC Revolving Credit Facility

On March 31, 2017, we entered into the Tenth Amendment to the Amended and Restated Revolving Credit and Security Agreement (the "2014 Credit Agreement") with PNC Bank, National Association ("PNC") that among other things (i) required us to raise $1.5 million in subordinated debt or post a letter of credit in favor of PNC by March 31, 2017; (ii) raise an additional $1 million of subordinated debt by May 15, 2017; (iii) reduced the maturity date of the loan from September 12, 2019 to April 30, 2018; (iv) changed the definition of Adjusted EBITDA to include proceeds from subordinated debt; and (v) changed the calculation of fixed charge and leverage ratio from a trailing four-quarter basis to a quarterly build from the quarter ended December 31, 2016. On March 31, 2017, our largest shareholder, Cross River Partners, L.P. ("Cross River"), whose general partner's managing member is the chairman of our Board of Directors, posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River also provided $1.0 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. We accounted for the warrants issued in connection with the subordinated debt as a liability in the accompanying consolidated balance sheet as of March 31, 2018.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $224,000 and $232,000 is included in Other Assets in the accompanying consolidated balance sheets for March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company amortized approximately $23,000 and $256,000 of these costs to Interest Expense. Due to the maturity date of the 2014 Credit Agreement moving from September 12, 2019 to April 30, 2018, the Company recognized an additional $217,000 of debt issuance amortization expenses during the three months ended March 31, 2017.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2018	2017

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	$1,500	$1,500

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan	292	309

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	125	125
Total	2,917	2,934
Less debt discount	(256)	(271)
Less current portion	(178)	(182)
Long-term debt, net of debt discount and current portion	$2,483	$2,481

Aggregate maturities of debt, (excluding borrowings under our 2017 Credit Agreement described in Note 4), are as follows (in thousands):

Twelve Months Ending March 31,
2019	$178
2020	55
2021	57
2022	2,559
2023	62
Thereafter	6
Total	$2,917

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
March 31, 2018
Derivative Instrument
Interest rate swap asset	$-	$8	$-	$8
Warrant liability	$-	$-	$1,265	$1,265

December 31, 2017
Derivative Instrument
Warrant liability	$-	$-	$831	$831

The Company's warrant liability was valued as a derivative instrument at issuance and at March 31, 2018 using a combination of a Brownian Motion technique and a Lattice model, using observable market inputs and management judgment based on the following assumptions: a risk-free interest rate of 2.26% for the Brownian Motion technique and 2.50% for the Lattice model, expected dividend yield of 0%, a term of 2.76 years for the Brownian Motion technique and 4.25 years for the Lattice model, and a volatility of 101.49% for the Brownian Motion technique and 91.37% for the Lattice model. The valuation policies used are approved by the Chief Financial Officer who reviews and approves the inputs used in the fair value calculations and the changes in fair value measurements from period to period for reasonableness. Fair value measurements are discussed with the Company’s Chief Executive Officer, as deemed appropriate.

The fair value of the interest rate swap is estimated using a discounted cash flow model. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2.

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of March 31, 2018, and December 31, 2017, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2018 and 2017.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2018 and 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 34%, respectively to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management recorded a valuation allowance to reduce its net deferred tax assets to zero.

As of December 31, 2017, the Company had recorded a full valuation allowance on a net deferred tax asset of $1.5 million. Our income tax provision of $420,000 for the three months ended March 31, 2018 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. During the three months ended March 31, 2017, the Company recorded an income tax expense of approximately $27,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.

Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes such as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1998. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate. The Company will continue to evaluate the impact of the U.S. Tax Act and will record any resulting tax adjustments during 2018.

Note 8 – Commitments and Contingencies

Operating Leases

As of March 31, 2018, the Company leases facilities and certain equipment under lease commitments that expire through August 2022. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending March 31,
2019	$642
2020	635
2021	515
2022	370
2023	88
Thereafter	-
Total	$2,250

Rent expense under operating leases, including month-to-month leases, for the three months ended March 31, 2018 and 2017, respectively, were approximately $228,000 and $196,000, respectively.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant. The Company had an accrued liability of approximately $120,000 and $102,000 as of March 31, 2018 and December 31, 2017, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to quarter end.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of March 31, 2018, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. Per the terms of our insurance policy, through March 31, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.3 million as expense over the term of the policy. We recorded the remaining approximately $479,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the claim and the final cost of any additional open claims incurred under the policy.  As of March 31, 2018, we believe we have paid all amounts contractually due under the policy. Subsequent to March 31, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured.

Litigation

The Company and its subsidiary Heat Waves are defendants in a stayed civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves. The Colorado Case has been stayed pending a final resolution of an appeal by HOTF to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) of a North Dakota Court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

In March of 2015, the North Dakota Court determined that the ‘993 Patent was invalid. The same Court also later found that the ‘993 Patent was unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. As noted above, the Patent Owner appealed these judgments to the Federal Circuit as well as several other adverse judgments and orders by the North Dakota Court.  On May 4, 2018, among other things, the Federal Circuit, affirmed the North Dakota Court’s finding of inequitable conduct with regard to the ‘993 Patent; agreed with the North Dakota jury’s finding that HOTF acted in bad faith in connection with a tortious interference claim; set aside the North Dakota Court’s denial of the Energy Companies’ attorneys’ fees; and chose not to address the North Dakota Court’s finding of invalidity of the ‘993 Patent.  The case has been sent back to the North Dakota Court to determine the issue of the energy companies’ attorneys’ fees.  In addition to petitioning the U.S. Supreme Court, HOTF can request that the three judge panel of the Federal Circuit reconsider its May 4, 2018 judgment and/or ask that these issues be heard by the entire bench of the Federal Circuit.

In September 2016 and February 2017, HOTF was issued two additional patents, both of which could be asserted against Enservco and/or Heat Waves. Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of each of HOTF’s patents. If all of these Patents are ultimately held to be invalid and/or unenforceable, the Colorado Case would become moot.

In the event that HOTF ultimately succeeds after exhausting all appeals and the ‘993 Patent is found to be valid and/or enforceable, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for enhanced damages/attorneys’ fees (both of which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

Note 9 – Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vest over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of March 31, 2018, all of these warrants remain outstanding.

In June 2017, in connection with a subordinated loan agreement described in more detail in Note 4, the Company granted Cross River two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the accompanying balance sheet. As of March 31, 2018, all of these warrants remain outstanding.

A summary of warrant activity for the three months ended March 31, 2018 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2017	1,642,903	$0.32	4.5	$539
Issued	-	-	-	-
Exercised	-	-		-
Forfeited/Cancelled	-	-		-
Outstanding at March 31, 2018	1,642,903	$0.32	4.2	974

Exercisable at March 31, 2018	1,642,903	$0.32	4.2	974

Stock Issued for Services

During the three months ended March 31, 2018 and 2017, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 10 – Stock Options

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of March 31, 2018, there were options to purchase 1,139,499 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of March 31, 2018, there were options to purchase 2,688,266 shares outstanding under the 2016 Plan.

We have not granted any stock options during the three months ended March 31, 2018 or 2017 respectively.

During the three months ended March 31, 2018 employees and former employees of the Company exercised 181,668 options to purchase shares of Company common stock on a cashless basis resulting in the issuance of 65,345 shares. During the three months ended March 31, 2017, no options were granted or exercised. The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2018 (amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	4,814,434	$0.71	3.46	$1,007
Granted	-	-
Exercised	(181,668)	-		-
Forfeited or Expired	(808,334)	0.59		-
Outstanding at March 31, 2018	3,824,432	$0.74	3.44	1,622

Vested or Expected to Vest at March 31, 2018	2,131,001	$1.06	2.80	657
Exercisable at March 31, 2018	2,131,001	$1.06	2.80	$657

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation costs for stock options of approximately $73,000 and $116,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2017	2,531,599	$0.24
Granted	-	-
Vested	(304,834)	0.50
Forfeited	(533,334)	0.21
Non-vested at March 31, 2018	1,693,431	$0.20

As of March 31, 2018, there was approximately $359,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 1.67 years.

Note 11- Segment Reporting

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, and Water Hauling Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Water Hauling	Unallocated & Other	Total
Three Months Ended March 31, 2018:
Revenues	$19,285	$995	$841	$-	$21,121
Cost of Revenue	13,091	957	948	145	15,141
Segment Profit (Loss)	$6,194	$38	$(107)	$(145)	$5,980

Depreciation and Amortization	$1,229	$263	$90	$7	$1,589

Capital Expenditures (Excluding Acquisitions)	$541	$541	$15	$7	$1,104

Identifiable assets (1)	$37,582	$3,915	$1,405	$566	$43,468

Three Months Ended March 31, 2017:
Revenues	$11,984	$752	$885	$154	$13,775
Cost of Revenue	8,449	676	913	341	$10,379
Segment Profit (Loss)	$3,535	$76	$(28)	$(187)	$3,396

Depreciation and Amortization	$1,155	$232	$165	$24	$1,576

Capital Expenditures (Excluding Acquisitions)	$264	$315	$37	$5	$621

Identifiable assets (1)	$37,812	$4,321	$2,077	$314	$44,524

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Segment profit	$5,980	$3,396
Sales, general, and administrative expenses	(1,370)	(994)
Patent litigation and defense costs	(20)	(43)
Severance and transition costs	(40)	-
Depreciation and amortization	(1,589)	(1,576)
Income from Operations	$2,961	$783

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$12,581	$10,902
Central USA Region (2)	5,764	2,631
Eastern USA Region (3)	2,776	242
Total Revenues	$21,121	$13,775

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
(2)	Includes the Eagle Ford Shale and Austin Chalk (southern Texas) and Mississippi Lime and Hugoton Field (southwestern Kansas, north central Oklahoma, and the Texas panhandle). Heat Waves, Dillco, and HWWM operate in this region
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

 Note 12- Subsequent Events

Peitz Severance Agreement

On April 27, 2018, Austin Peitz notified the Company of his resignation as Senior Vice President of Field Operations of the Company, as well as all positions held with the Company’s subsidiaries, effective April 27, 2018 (the “Separation Date”). Mr. Peitz's’ resignation was not the result of any disagreement with the Company, its Board of Directors (the “Board”), or management, or any matter relating to the Company’s operations, policies or practices.

The Company entered into an Executive Severance Agreement with Mr. Peitz on April 27, 2018 (the “Severance Agreement”). The Severance Agreement provides for certain modified severance compensation and benefits to Mr. Peitz in lieu of and in settlement of the compensation and benefits to be paid to Mr. Peitz upon termination of his employment. Mr. Peitz received an amount equal to his annual base salary of $192,938 plus a bonus equal to half of his salary, or $94,469. Also, pursuant to the terms of the Severance Agreement, (i) Mr. Peitz’s vested incentive stock options representing 33,333 shares of the Company’s common stock will remain exercisable through July 26, 2018, and (ii) Mr. Peitz's vested non-qualified stock options representing 886,667 shares of the Company's common stock will remain exercisable through April 27, 2019. The Severance Agreement contains other standard provisions contained in agreements of this nature including restrictive covenants concerning confidentiality, non-competition, non-solicitation and non-disparagement, and a general release of any and all claims Mr. Peitz may have against the Company, its directors, officers and associated persons.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2018 and 2017, and our financial condition, liquidity and capital resources as of March 31, 2018, and December 31, 2017. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

OVERVIEW

The Company, through its subsidiaries, provides the following services to the domestic onshore oil and natural gas industry – (i) frac water heating, hot oiling and acidizing (well enhancement services); (ii) water transfer and water treatment services (water transfer services); and (iii) water hauling, fluid disposal, frac tank rental (water hauling services). The Company owns and operates through its subsidiaries a fleet of more than 630 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale and Austin Chalk in Texas and the Mississippi Lime, Scoop/Stack, and Hugoton areas in Kansas and Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

The three months ended March 31, 2018 featured the continuation of positive trends we experienced through most of 2017. Overall demand for our services increased due to improved industry conditions in several of our heating markets compared to the same period in 2017.  In addition, we increased operations for three major customers that expanded our frac water heating business. We also continued to expand our water transfer business. Factors for our increased operations include increasing crude oil prices which led to increased activity by our customers and a new business development team driving new business and expanding services utilized by our existing customer base.

Revenues for the three months ended March 31, 2018 increased $7.3 million, or 53%, from the comparable period last year due to a 61% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $243,000 higher, or 32% than the comparable period last year due to continued expansion of services.

For the three-month period ended March 31, 2018, segment profits increased by $2.6 million, due primarily to an increase in revenue from our core well enhancement services. Sales, general & administrative expenses increased by approximately $376,000 for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to an increase in personnel costs at the corporate level and additional costs related to the aforementioned business development team. Interest expense for the three months ended March 31, 2018 decreased $210,000 from the first three months of 2017 primarily due to accelerated amortization of deferred financing costs in the three months ending March 31, 2017 due to the accelerated maturity date on our previous revolving credit facility.

For the three months ended March 31, 2018, the Company recognized net income of approximately $2.0 million or $0.04 per share compared to net income of $50,000 or $0.00 per share in 2017 primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the three months ended March 31, 2018 was approximately $4.7 million, compared to approximately $2.5 million for the comparable period in 2017.

Industry Overview

During 2018, improved commodity prices and an increase in active rigs in North America resulted in an increase in production and completion activities by our customers, which led to an increase in demand for our services. While demand and pricing for the services we provide remain below levels we experienced before the industry downturn that began in the last half of 2014, we believe current activity levels should support continued modest improvement in both metrics. The Company has reacted to increases in demand by allocating resources to our most active customers and basins, as we focus on increasing utilization levels and optimizing the deployment of our equipment and workforce, and maintaining a high service quality and safety record. The recent market recovery has also allowed us to compete on the basis of the quality and breadth of our service offerings, as our customers focus on optimization in production.

Crude oil prices and the North American rig count have increased since the low points in February 2016 and May 2016, respectively. The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 990 as of March 31, 2018, which resulted in increased activity for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Segment Overview

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, and Water Hauling Services. These segments have been selected based on management’s resource allocations and performance assessment in making decisions regarding the Company.

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

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
REVENUES:
Well enhancement services	$19,285	$11,984
Water transfer services	995	752
Water hauling services	841	885
Unallocated and other	-	154
Total Revenues	$21,121	$13,775

	For the Three Months Ended
	March 31,
	2018	2017
SEGMENT PROFIT:
Well enhancement services	$6,194	$3,535
Water transfer services	38	76
Water hauling services	(107)	(28)
Unallocated & Other	(145)	(187)
Total Segment Profit	$5,980	$3,396

Well Enhancement Services

Well Enhancement Services, which accounted for 91% of total revenues for the three months ended March 31, 2018, increased $7.3 million, or 61%, to $19.3 million compared to the three months ended March 31, 2017. Increased demand for services due to improved industry conditions lead to increased activity with our customer base, more normal winter temperatures, and an extended heating season in our heating markets all contributed to the increase in revenues over last year.

Frac water heating revenues increased for the three months ended March 31, 2018 by $6.2 million, or 76%, from the comparable period in 2017. Improved industry conditions including relatively stable commodity prices and increased drilling rig activity increased demand for our services. Particularly strong gains are occurring from Marcellus Shale and Utica Shale locations in Pennsylvania, due to increased activity and colder temperatures as well as general industry activity in the region due to increased demand.

Hot oil revenues for the three months ended March 31, 2018 increased approximately $392,000, or 12%, compared to the same period in 2017. Hot oil service revenues from our expansion of service in the Eagle Ford combined with increased revenues in the DJ Basin and North Dakota due to improved commodity prices were the primary reasons for the increase over last year.

Acidizing revenues for the three months ended March 31, 2018 increased by approximately $546,000, or 116%, due to an increase in demand for service work.

Segment profits for our core well enhancement services increased by $2.7 million, to a profit of $6.2 million for the three months ended March 31, 2018 compared to a segment profit of approximately $3.5 million in the same period in 2017, due primarily to increased revenues, as described above, which were achieved without a corresponding increase in our fixed costs.

Water Transfer Services

For the three months ended March 31, 2018, Water Transfer Services accounted for 5% of total revenue, and increased by approximately $243,000, to $995,000, due to the incremental revenues from new customers. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to alleviate the level of seasonality we have historically experienced. However, the utilization level of our water transfer equipment is lower and less consistent then our other segments.

Water Transfer segment profits for the three months ended March 31, 2018 were approximately $38,000, compared to a profit of approximately $76,000 for the comparable period in 2017. The decrease in segment profits are due to an increase in fixed costs carried by the business segment related to our efforts to expand the capabilities of the segment.

Water Hauling Services

For the three months ended March 31, 2018, water hauling service revenues decreased approximately $44,000, or 5%, primarily due to lower water hauling revenues in our Central USA region due to scaled back service work, pricing concessions, and the cessation of certain low margin accounts.

The Company recorded a segment loss of approximately $107,000 for the three months ended March 31, 2018 compared to segment loss of approximately $28,000 for the comparable period in 2017.

Unallocated and Other

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers for various segments. These costs also include costs relating to our construction services work in 2017, which we no longer consider a reportable segment.

During the three months ended March 31, 2018, unallocated segment costs related to our regional managers decreased by approximately $42,000, or 22%, to approximately $145,000 compared to $187,000 for the comparable period in 2017.

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$12,581	$10,902
Central USA Region (2)	5,764	2,631
Eastern USA Region (3)	2,776	242
Total Revenues	$21,121	$13,775

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
(2)	Includes the Eagle Ford Shale and Austin Chalk (southern Texas) and Mississippi Lime, Hugoton Field, and Scoop/Stack (southwestern Kansas, Oklahoma, and the Texas panhandle). Heat Waves, Dillco, and HWWM operate in this region
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio). Heat Waves is the only Company subsidiary operating in this region.

Revenues in the Rocky Mountain Region increased approximately $1.7 million, or 15%, to $12.6 million. Revenues during the three months ended March 31, 2018 were primarily driven by an increase in activity in the DJ Basin and Bakken area.

Revenues in the Central USA region for the three months ended March 31, 2018 increased by approximately $3.1 million, or 119%, to $5.8 million, compared to the same period in 2017 which were primarily driven by the expansion of our services into the Eagle Ford Shale and Austin Chalk.

Revenues in the Eastern USA region increased approximately $2.5 million, or 1,047%, to approximately $2.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase in revenue was driven by increased service work in the Marcellus Basin due to increased activity levels and colder temperatures in 2018.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during our “heating season”, are significantly higher than our revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) typically decrease as a percentage of total revenues, Water Transfer and Water Hauling services and other services increase. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated 69% of its 2017 revenues during the first and fourth quarters compared to 31% during the second and third quarters of 2017.

Sales, General, and Administrative Expenses:

During the three months ended March 31, 2018, sales, general, and administrative expenses increased approximately $376,000, or 38%, primarily due to increased personnel costs related to the buildout of the Company's business development team, and management transition costs.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased to $20,000 from $43,000 for the three ended March 31, 2018, respectively. As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. As a result of the stay, litigation and defense costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2018 increased $13,000, or 1%, from the same period in 2017.

Income (Loss) from operations:

For the three months ended March 31, 2018, the Company recognized income from operations of $3.0 million compared to income from operations of $783,000 for the comparable period in 2017.  The improvement of $2.2 million is primarily due to a $2.6 million increase in segment profits, partially offset by the increase in Sales, General, and Administrative Expenses.

Interest Expense:

Interest expense decreased approximately $210,000, or 30%, for the three months ended March 31, 2018, compared to the same period in 2017, due to an additional $255,000 expense from the amortization of deferred financing costs related to the reduction in the term to the PNC Credit Facility accrued in 2017.

Other expense (income):

Other expense of approximately $420,00 during the three months ended March 31, 2018 comprised loss on the fair value of our warrant liability partially offset by an increase in the fair value of our derivative swap instrument and other income. Other income of approximately $4,000 during the three months ended March, 31, 2017 comprised rental income.

Income Taxes:

As of December 31, 2017, the Company had recorded a full valuation allowance on a net deferred tax asset of $1.5 million. Our income tax provision of $420,000 for the three months ended March 31, 2018 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. During the three months ended March 31, 2017, the Company recorded an income tax expense of approximately $27,000. Our effective tax rate was approximately 0% for the three months ended March 31, 2018, and 35% for the three months ended March 31, 2017, respectively. Our effective tax expense in 2017 approximates the federal statutory rate at the time of that report.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended
	March 31,
	2018	2017

Adjusted EBITDA*
Net Income	$2,041	$50
Add Back
Interest Expense	500	710
Provision for income taxes expense	-	27
Depreciation and amortization	1,589	1,576
EBITDA*	4,130	2,363
Add Back (Deduct)
Stock-based compensation	73	116
Patent Litigation and defense costs	20	43
Severance and transition costs	40	-
Other expense (income)	420	(4)
Adjusted EBITDA*	$4,683	$2,518

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, warrants issued, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, severance and transition costs related to the executive management team, gain on sale of investments, loss on disposal of assets, patent litigation and defense costs, other expense (income), etc.). In the case of the non-cash items, management believes that investors can better assess the Company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2018 increased by approximately $2.2 million, due primarily to the increase in segment profits from well enhancement and water transfer services partially offset by the increase in sales, general, and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

As described in more detail Note 4 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility, to replace the Prior Credit Facility provided under the 2014 Credit Agreement with PNC.

As of March 31, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

The following table summarizes our statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	For the Three Months Ended March 31,
	2018	2017

Net cash provided by (used in) operating activities	$3,493	$(2,381)
Net cash used in investing activities	(1,052)	(621)
Net cash (used in) provided by financing activities	(1,819)	2,524
Net Increase (Decrease) in Cash and Cash Equivalents	622	(478)

Cash and Cash Equivalents, Beginning of Period	391	621

Cash and Cash Equivalents, End of Period	$1,013	$143

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Current Assets	$15,237		$13,653
Total Assets	$45,374		$44,250
Current Liabilities	$5,977		$5,647
Total Liabilities	$35,045		$36,025
		$
Stockholders’ equity	$10,329		$8,225

Working Capital (Current Assets net of Current Liabilities)	$9,260		$8,006

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At March 31, 2018, we had approximately $1.0 million in cash and cash equivalents and approximately $4.5 million available under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $0.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1 million in subordinated debt to us as required under the terms of the Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share.

 As of March 31, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $25.3 million with a weighted average interest rate of 5.35% per year for $22.5 million of outstanding LIBOR Rate borrowings and 6.5% per year for the approximately $2.8 million of outstanding Prime Rate borrowings.

Interest Rate Swap

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the New Credit Facility. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52%. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations.

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

In connection with the termination of the 2014 Credit Agreement, we terminated the interest rate swap agreement with PNC.

During the three months ended March 31, 2018, the fair market value of the swap increased by approximately $8,000 and resulted in an asset being recorded and an increase to other income. During the three months ended March 31, 2017, the fair market value of the swap instrument increased by approximately $30,000 and resulted in a decrease to the liability and a reduction in interest expense.

Liquidity:

As of March 31, 2018, our available liquidity was $5.5 million, which was substantially comprised of $4.5 million of availability on the New Credit Facility (at certain times subject to a covenant requirement that we maintain $1.5 million of available liquidity) and $1.0 million in cash. We utilize the New Credit Facility to fund working capital requirements, and during the three months ended March 31, 2018, we made net cash payments to repay amounts due pursuant to the New Credit Facility of approximately $1.8 million, and additionally received approximately $40,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Working Capital:

As of March 31, 2018, we had working capital of approximately $9.3 million compared to working capital of $8.0 million as of December 31, 2017, primarily attributable to increases in cash and accounts receivable in-line with our improved operational performance.

Deferred Tax Asset, net:

As of March 31, 2018, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the three months ended March 31, 2018, cash provided by operating activities was approximately $3.5 million compared to $2.4 million in cash used in operating activities during the comparable period in 2017. The increase was partially attributable to (i) the increase in cash flows provided by the monetization of accounts receivable during the three months ended March 31, 2018 compared to the comparable period in 2017, and (ii) the increase in net income related to increased operations.

Cash flow from Investing Activities:

Cash used in investing activities during the three months ended March 31, 2018 was approximately $1.1 million, compared to $621,000 during the comparable period in 2017, primarily due to an increase in the purchase of and maintenance to trucks, vehicles, and the purchase of water transfer equipment related to an increase in our pipeline of potential water transfer opportunities.

Cash flow from Financing Activities:

Cash used in financing activities for the three months ended March 31, 2018 was $1.8 million compared to $2.5 million in cash provided by financing activities for the comparable period in 2017. During the quarter ended March 31, 2018, due to increased receipts of cash from operations, the Company made net payments to its revolving credit facility whereas the Company made net borrowings against the revolving credit facility in place during the comparable period in 2017.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have experienced an increase in such demand due to the increase and stability in oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our financial results, to date, in 2018 reflect our successful operational execution in response to this increased demand, and we are optimistic about the prospects for the remainder of 2018. Our long-term goals include driving increased utilization of our assets, the optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume and scope of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permits. We will continue to explore adding high margin services that, diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of March 31, 2018 consist primarily of scheduled principal payments under certain term loans and operating leases.  We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020, however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not changed from those reported in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations" in in our 2017 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Enservco Corporation ("Enservco") and its subsidiary Heat Waves Hot Oil Service LLC (“Heat Waves”) are defendants in a stayed civil lawsuit, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”). The complaint relates to only a portion of the frac water heating services provided by Heat Waves.  The Colorado Case has been stayed pending a final resolution of an appeal by HOTF to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) of a North Dakota Court’s ruling that the primary patent (“the ‘993 Patent”) in the Colorado Case was invalid. Neither Enservco nor Heat Waves is a party to the North Dakota Case, which involves other energy companies.

In March of 2015, the North Dakota Court determined that the ‘993 Patent was invalid. The same Court also later found that the ‘993 Patent was unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. As noted above, the Patent Owner appealed these judgments to the Federal Circuit as well as several other adverse judgments and orders by the North Dakota Court.  On May 4, 2018, among other things, the Federal Circuit, affirmed the North Dakota Court’s finding of inequitable conduct with regard to the ‘993 Patent; agreed with the North Dakota jury’s finding that HOTF acted in bad faith in connection with a tortious interference claim; set aside the North Dakota Court’s denial of the Energy Companies’ attorneys’ fees; and chose not to address the North Dakota Court’s finding of invalidity of the ‘993 Patent.  The case has been sent back to the North Dakota Court to determine the issue of the energy companies’ attorneys’ fees.  In addition to petitioning the U.S. Supreme Court, the Patent Owner can request that the three judge panel of the Federal Circuit reconsider its May 4, 2018 judgment and/or ask that these issues be heard by the entire bench of the Federal Circuit.

In September 2016 and February 2017, HOTF was issued two additional patents, both of which could be asserted against Enservco and/or Heat Waves. Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of each of HOTF’s patents. If all of these Patents are ultimately held to be invalid and/or unenforceable, the Colorado Case would become moot.

As noted above, the Colorado Case has been stayed.  However, in the event that HOTF ultimately succeeds after exhausting all appeals and the ‘993 Patent is found to be valid and/or enforceable, the Colorado Case may resume. To the extent that Enservco and Heat Waves are unsuccessful in their defense of the Colorado Case, they could be liable for enhanced damages/attorneys’ fees (both of which may be significant) and Heat Waves could possibly be enjoined from using any technology that is determined to be infringing. Either result could negatively impact Heat Waves’ business and operations. At this time, the Company is unable to predict the outcome of this case, and accordingly has not recorded an accrual for any potential loss.

ITEM 1A. RISK FACTORS

See the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed on March 22, 2018, which is incorporated herein by reference.  There have been no material changes to the risk factors set forth in that Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Executive Severance Agreement dated April 27, 2018 by and between Austin Peitz and the Company (1)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dustin Bradford, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Dustin Bradford, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 2018 and filed April 30, 2018

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 10, 2018	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: May 10, 2018	/s/ Dustin Bradford
Dustin Bradford, Principal Financial Officer and Chief Financial Officer