Form 10-Q
period 2018-06-30
Enservco Corp
filed 2018-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2018
Common stock, $.005 par value	54,464,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
ASSETS	2018	2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$235	$391
Accounts receivable, net	5,131	11,761
Prepaid expenses and other current assets	657	868
Inventories	494	576
Income tax receivable, current	57	57
Total current assets	6,574	13,653

Property and equipment, net	27,456	29,417
Income tax receivable, noncurrent	57	57
Other assets	1,191	1,123

TOTAL ASSETS	$35,278	$44,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,350	$5,465
Current portion of long-term debt	142	182
Total current liabilities	2,492	5,647

Long-Term Liabilities
Senior revolving credit facility	21,729	27,066
Subordinated debt	1,808	2,229
Long-term debt, less current portion	225	252
Warrant liability	-	831
Total long-term liabilities	23,762	30,378
Total liabilities	26,254	36,025

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized, 54,464,829 and 51,197,989 shares issued, respectively; 103,600 shares of treasury stock; and 54,361,229 and 51,094,389 shares outstanding, respectively	272	255
Additional paid-in capital	21,594	19,571
Accumulated deficit	(12,842)	(11,601)
Total stockholders' equity	9,024	8,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,278	$44,250

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues
Well enhancement services	$7,005	$5,819	$26,290	$17,803
Water transfer services	929	306	1,924	1,058
Water hauling services	858	881	1,699	1,766
Other	-	100	-	254
Total revenues	8,792	7,106	29,913	20,881

Expenses
Well enhancement services	5,900	4,325	18,991	12,774
Water transfer services	979	616	1,936	1,292
Water hauling services	953	1,192	1,901	2,105
Functional support and other	181	300	326	641
Sales, general, and administrative expenses	1,241	1,290	2,611	2,284
Patent litigation and defense costs	55	24	75	67
Severance and transition costs	593	768	633	768
Depreciation and amortization	1,597	1,675	3,186	3,251
Total operating expenses	11,499	10,190	29,659	23,182

(Loss) Income from Operations	(2,707)	(3,084)	254	(2,301)

Other (Expense) Income
Interest expense	(511)	(500)	(1,011)	(1,210)
Gain on disposals	53	-	53	-
Other (expense) income	(85)	38	(505)	42
Total other expense	(543)	(462)	(1,463)	(1,168)

Loss Before Tax Benefit (Expense)	(3,250)	(3,546)	(1,209)	(3,469)
Income Tax (Expense) Benefit	(32)	1,019	(32)	992
Net Loss	$(3,282)	$(2,527)	$(1,241)	$(2,477)

Earnings per Common Share - Basic	$(0.06)	$(0.05)	$(0.02)	$(0.05)

Earnings per Common Share – Diluted	$(0.06)	$(0.05)	$(0.02)	$(0.05)

Basic weighted average number of common shares outstanding	51,677	51,068	51,413	51,068
Add: Dilutive shares	-	-	-	-
Diluted weighted average number of common shares outstanding	51,677	51,068	51,413	51,068

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(1,241)	$(2,477)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,186	3,251
Deferred income taxes	-	(879)
Gain on disposal of equipment	(53)	-
Stock-based compensation	188	446
Change in fair value of warrant	540	-
Amortization of debt issuance costs and discount	126	298
Provision for bad debt expense	33	49
Changes in operating assets and liabilities
Accounts receivable	6,598	729
Inventories	82	(3)
Prepaid expense and other current assets	241	152
Income taxes receivable	-	224
Other assets	(60)	(32)
Accounts payable and accrued liabilities	(3,115)	260
Net cash provided by operating activities	6,525	2,018

INVESTING ACTIVITIES
Purchases of property and equipment	(1,470)	(971)
Proceeds from insurance claims	122	-
Proceeds from disposal of equipment	145	121
Net cash used in investing activities	(1,203)	(850)

FINANCING ACTIVITIES
Net line of credit payments	(5,386)	(2,000)
Proceeds from issuance of long-term debt	-	1,000
Repayment of long-term debt	(66)	(168)
Other financing	(26)	-
Net cash used in financing activities	(5,478)	(1,168)

Net Increase (Decrease) in Cash and Cash Equivalents	(156)	-

Cash and Cash Equivalents, beginning of period	391	621

Cash and Cash Equivalents, end of period	$235	$621

Supplemental cash flow information:
Cash paid for interest	$863	$36
Cash paid (received) for taxes	$32	$(222)

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$49	$815
Cashless exercise of stock options	$994	$-
Non-cash proceeds from warrant exercise	$500	$-
Non-cash subordinated debt principal repayment	$(500)	$-
Non-cash conversion of warrant liability to equity	$1,371	-
Non-cash proceeds from subordinated debt borrowings	$-	$1,500
Non-cash repayment of revolving credit facility	$-	$(1,500)

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of June 30, 2018 and December 31, 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $65,000 and $70,000, respectively. For the three months ended June 30, 2018, the Company recorded less than $1,000 of bad debt expense. For the six months ended June 30, 2018, the Company recorded bad debt expense (net of recoveries) of approximately $33,000. For the three and six months ended June 30, 2017, the Company recorded bad debt expense (net of recoveries) of approximately $20,000 and $49,000, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2018 and 2017, no amounts were expensed for write-downs and write-offs.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (iv) other equipment such as tools used for maintaining and repairing vehicles, office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Any difference between net book value of the property and equipment and the proceeds of an assets’ sale or settlement of an insurance claim is recorded as a gain or loss in the Company’s earnings.

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through August 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of June 30, 2018, and December 31, 2017, the Company had a deferred rent liability of approximately $90,000 and $96,000, respectively.

The Company has leased equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of June 30, 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three or six months ended June 30, 2018 and 2017.

Revenue Recognition

As described below, we adopted Accounting Standards Update 2014-09, Revenue - Revenue from Contracts with Customers, Accounting Standards Codification ("ASC") Topic 606, beginning January 1, 2018, using the modified retrospective approach, which we have applied to contracts within the scope of the standard. There was no material impact on the Company's condensed consolidated financial statements from adoption of this new standard. The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer, which includes estimated amounts for services rendered but not invoiced at the end of each accounting period. The vast majority of the Company's services and product offerings are short-term in nature.  The time between invoicing and when payment is due under these arrangements is generally 30 to 60 days.

Revenue is not generated from contractual arrangements that include multiple performance obligations.

Revenue is recognized for certain projects that take more than one day projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project. Revenue that has been earned but not yet invoiced at June 30, 2018 and December 31, 2017 was approximately $15,000 and $1.7 million, respectively. Such amounts are included within Accounts receivable, net in the Condensed Consolidated Balance Sheets.

Disaggregation of revenue

See Note 11 - Segment Reporting for disaggregation of revenue.

Earnings (Loss) Per Share

Earnings per Common Share - Basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Earnings per Common Share - Diluted earnings is calculated by dividing net income (loss) by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and warrants.

As of June 30, 2018, and 2017, there were outstanding stock options and warrants to acquire an aggregate of 2,662,766 and 5,749,433 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of June 30, 2018, the aggregate intrinsic value of outstanding stock options and warrants was approximately $1.5 million. For the three and six months ended June 30, 2017, the dilutive share instruments did not have an intrinsic value, as a result, were not included in the diluted share calculation. Dilution is not permitted if there is a net loss during the period. As such, the Company does not show dilutive earnings per share for the three and six months ended June 30, 2018 and 2017.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the line-of-credit arrangements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of June 30, 2018, we had approximately $210,000 in unamortized loan fees and other deferred costs associated with the Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank"), recorded in Other Assets which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at June 30, 2018 or December 31, 2017, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52%. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Assets and changes to the fair value are recorded to Other Income (Expense).

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

In connection with the termination of the 2014 Credit Agreement, on August 10, 2017, we terminated the interest rate swap agreement with PNC. Changes in the fair value of the interest rate swap agreement were recorded in earnings. The Company was not party to any derivative instruments as of December 31, 2017.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and six months ended June 30, 2018 or 2017, respectively. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in June 2018. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Monte Carlo simulation program to determine the fair value of market-based restricted stock awarded in June 2018.

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

Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or a prospective approach recognizing the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption is required. We continue to evaluate the impact of this new standard on our consolidated financial statements. Once adopted, the Company expects to recognize additional assets and liabilities on its consolidated balance sheet related to operating leases with terms longer than one year.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," that clarifies the definition of a business. This ASU provides a screen to determine whether a group of assets constitutes a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated as acquisitions. If the screen is not met, this ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) removes the evaluation of whether a market participant could replace missing elements. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. We adopted this ASU in the first quarter of 2018 and the adoption of this ASU did not have a material impact on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted this ASU on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	June 30,	December 31,
	2018	2017

Trucks and vehicles	$55,078	$54,925
Water transfer equipment	5,119	4,688
Other equipment	3,164	3,160
Buildings and improvements	3,551	3,551
Land	681	681
Disposal wells	391	391
Total property and equipment	67,984	67,396
Accumulated depreciation	(40,528)	(37,979)
Property and equipment – net	$27,456	$29,417

Note 4 – Revolving Credit Facilities

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank, which provides for a three-year $30 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds are collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

As of June 30, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $21.7 million with a weighted average interest rates of 5.61% per year for $21.0 million of outstanding LIBOR Rate borrowings and 6.5% per year for the approximately $729,000 of outstanding Prime Rate borrowings. As of June 30, 2018, approximately $7.4 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

Under to the 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Maintenance of a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, with a build up beginning on January 1, 2017, through December 31, 2017, upon which the ratio is measured on a trailing twelve-month basis;

(2) In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

On August 10, 2017, an initial advance of approximately $21.8 million was made under the New Credit Facility to repay in full all obligations outstanding under our 2014 Credit Agreement described below, and to fund certain closing costs and fees.

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

As of June 30, 2018, our available liquidity was approximately $7.6 million, which was substantially comprised of $7.4 million of availability under the 2017 Credit Agreement and approximately $235,000 in cash.

As of June 30, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

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

On March 31, 2017, our largest shareholder, Cross River Partners, L.P. ("Cross River"), whose general partner's managing member is the chairman of our Board of Directors, posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $.31 per share. On May 10, 2017, Cross River also provided $1.0 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. On June 29, 2018 Cross River exercised both warrants and acquired 1,612,902 shares of our $0.005 par value common stock. Proceeds from the exercise of the warrants in the amount of $500,000 were used to reduce the subordinated debt balance.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $210,000 and $232,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company amortized approximately $24,000 and $47,000 of these costs to Interest Expense. During the three and six months ended June 30, 2017, the Company amortized approximately $37,000 and $292,000 of these costs to Interest Expense. Due to the maturity date of the 2014 Credit Agreement moving from September 12, 2019 to April 30, 2018, the Company recognized an additional $217,000 of debt issuance amortization expenses during the six months ended June 30, 2017.

Note 5 – Long-Term Debt

Long-term debt (excluding borrowings under our 2017 Credit Agreement described in Note 4) consists of the following (in thousands):

	June 30,	December 31,
	2018	2017

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	$1,000	$1,500

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan	279	309

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	89	125
Total	2,368	2,934
Less debt discount	(193)	(271)
Less current portion	(142)	(182)
Long-term debt, net of debt discount and current portion	$2,033	$2,481

Aggregate maturities of debt, (excluding borrowings under our 2017 Credit Agreement described in Note 4), are as follows (in thousands):

Twelve Months Ending June 30,
2019	$142
2020	55
2021	58
2022	2,060
2023	53
Thereafter	-
Total	$2,368

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
June 30, 2018
Derivative Instrument
Interest rate swap asset	$-	$31	$-	$31

December 31, 2017
Derivative Instrument
Warrant liability	$-	$-	$831	$831

The Company's warrant liability was valued as a derivative instrument at issuance and using a combination of a Brownian Motion technique and a Lattice model, using observable market inputs and management judgment based on the following assumptions. On June 29, 2018, both warrants, entitling the Holder to acquire 1,612,902 shares of our $0.005 par value common stock were exercised, and proceeds in the amount of $500,000 were used to reduce the subordinated debt balance.

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

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of June 30, 2018, and December 31, 2017, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2018 and 2017.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended June 30, 2018 and 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 34%, respectively to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the six months ended June 30, 2018, the Company recorded an income tax expense of approximately $32,000 related to state income taxes owed. During the six months ended June 30, 2017, the Company recorded an income tax benefit of approximately $992,000.

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

Note 8 – Commitments and Contingencies

Operating Leases

As of June 30, 2018, the Company leases facilities and certain equipment under lease commitments that expire through August 2022. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending June 30,
2019	$630
2020	637
2021	447
2022	356
2023	11
Thereafter	-
Total	$2,081

Rent expense under operating leases, including month-to-month leases, for the three and six months ended June 30, 2018, were approximately $209,000 and $437,000, respectively. Rent expense under operating leases, including month-to-month leases, for the three and six months ended June 30, 2017, were approximately $191,000 and $405,000, respectively.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant up to a maximum of approximately $1.8 million in the aggregate based on enrollment. The Company had an accrued liability of approximately $74,000 and $102,000 as of June 30, 2018 and December 31, 2017, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to June 30, 2018.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2018, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. Per the terms of our insurance policy, through June 30, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.3 million as expense over the term of the policy. We recorded the remaining approximately $505,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the claim and the final cost of any additional open claims incurred under the policy.  As of June 30, 2018, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured.

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

In March of 2015, the North Dakota Court determined that the ‘993 Patent was invalid. The same Court also later found that the ‘993 Patent was unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. As noted above, the Patent Owner appealed these judgments to the Federal Circuit as well as several other adverse judgments and orders by the North Dakota Court.  On May 4, 2018, among other things, the Federal Circuit, affirmed the North Dakota Court’s finding of inequitable conduct with regard to the ‘993 Patent; agreed with the North Dakota jury’s finding that HOTF acted in bad faith in connection with a tortious interference claim; set aside the North Dakota Court’s denial of the Energy Companies’ attorneys’ fees; and chose not to address the North Dakota Court’s finding of invalidity of the ‘993 Patent.  The case has been sent back to the North Dakota Court to determine the issue of the energy companies’ attorneys’ fees.  In July of 2018, HOTF requested that the three-judge panel of the Federal Circuit reconsider its May 4, 2018 judgement. On August 6, 2018 the Federal Circuit Court denied the HOTF request for a rehearing. In addition to the request made in July, HOTF can petition the U.S. Supreme Court or ask that these issues be heard by the entire bench of the Federal Circuit.

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

Note 9 – Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of June 30, 2018, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

In June 2017, in connection with a subordinated loan agreement, the Company granted Cross River two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants were accounted for as a liability in the accompanying balance sheet as of December 31, 2017. On June 29, 2018 Cross River exercised both warrants and acquired 1,612,902 shares of our $0.005 par value common stock. Proceeds from the exercise of the warrants in the amount of $500,000 were used to reduce the subordinated debt balance.

A summary of warrant activity for the six months ended June 30, 2018 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2017	1,642,902	$0.32	4.5	$539
Issued	-	-	-	-
Exercised	(1,612,902)	0.31	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at June 30, 2018	30,000	$0.70	3.0	6

Exercisable at June 30, 2018	30,000	$0.70	3.0	6

Stock Issued for Services

During the three and six months ended June 30, 2018 and 2017, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 10 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2018, there were options to purchase 866,166 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of June 30, 2018, there were options to purchase 1,766,600 shares outstanding under the 2016 Plan.

We have not granted any stock options during the three and six months ended June 30, 2018. During the six months ended June 30, 2017, the Company granted options to acquire 2,171,600 shares of common stock.

During the six months ended June 30, 2018 employees and former employees of the Company exercised 1,230,002 options to purchase shares of Company common stock on a cashless basis resulting in the issuance of 663,938 shares. During the six months ended June 30, 2017, no options were exercised. The following is a summary of stock option activity for all equity plans for the three months ended June 30, 2018 (amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	4,814,434	$0.71	3.46	$1,007
Granted	-	-
Exercised	(1,230,002)	-		-
Forfeited or Expired	(951,666)	0.59		-
Outstanding at June 30, 2018	2,632,766	$0.83	3.06	$1,058

Vested or Expected to Vest at June 30, 2018	1,951,533	$1.00	2.79	675
Exercisable at June 30, 2018	1,951,533	$1.00	2.79	$675

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2018.

During the three and six months ended June 30, 2018, the Company recognized stock-based compensation costs for stock options of approximately $61,000 and $134,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates. During the three and six months ended June 30, 2017, the Company recognized stock-based compensation costs for stock options of approximately $311,000 and $446,000, respectively, in general and administrative expenses.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2017	2,531,599	$0.24
Granted	-	-
Vested	(1,285,366)	0.27
Forfeited	(565,000)	0.36
Non-vested at June 30, 2018	681,233	$0.21

As of June 30, 2018, there was approximately $203,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 1.22 years.

Restricted Stock

Restricted shares issued pursuant to restricted stock awards under the 2016 Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to income on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged over the life of the award.

On June 14, 2018, the Company's Board of Director's granted 990,000 shares of restricted stock to the Company's employees. The awards had an aggregate grant-date fair value of approximately $1.1 million.

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2017	-	$-
Granted	990,000	0.91
Vested	-	-
Forfeited	-	-
Restricted shares at June 30, 2018	990,000	$0.91

During the three and six months ended June 30, 2018, the Company recognized stock-based compensation costs for restricted stock of approximately $54,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Water Hauling	Unallocated & Other	Total
Three Months Ended June 30, 2018:
Revenues	$7,005	$929	$858	$-	$8,792
Cost of Revenue	5,900	979	953	181	8,013
Segment Profit (Loss)	$1,105	$(50)	$(95)	$(181)	$779

Depreciation and Amortization	$1,226	$289	$77	$5	$1,597

Capital Expenditures (Excluding Acquisitions)	$244	$106	$14	$1	$365

Three Months Ended June 30, 2017:
Revenues	$5,819	$306	$881	$100	$7,106
Cost of Revenue	4,325	616	1,192	300	$6,433
Segment Profit (Loss)	$1,494	$(310)	$(311)	$(200)	$673

Depreciation and Amortization	$1,253	$246	$168	$8	$1,675

Capital Expenditures (Excluding Acquisitions)	$140	$140	$69	$1	$350

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Well Enhancement	Water Transfer Services	Water Hauling	Unallocated & Other	Total
Six Months Ended June 30, 2018:
Revenues	$26,290	$1,924	$1,699	$-	$29,913
Cost of Revenue	18,991	1,936	1,901	326	23,154
Segment Profit (Loss)	$7,299	$(12)	$(202)	$(326)	$6,759

Depreciation and Amortization	$2,455	$552	$167	$12	$3,186

Capital Expenditures (Excluding Acquisitions)	$786	$647	$29	$8	$1,470

Identifiable assets (1)	$29,169	$3,235	$1,352	$516	$34,272

Six Months Ended June 30, 2017:
Revenues	$17,803	$1,058	$1,766	$254	$20,881
Cost of Revenue	12,774	1,292	2,105	641	$16,812
Segment Profit (Loss)	$5,029	$(234)	$(339)	$(387)	$4,069

Depreciation and Amortization	$2,424	$478	$333	$16	$3,251

Capital Expenditures (Excluding Acquisitions)	$404	$455	$106	$6	$971

Identifiable assets (1)	$30,974	$3,886	$1,932	$345	$37,137

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Segment profit	$779	$673	$6,759	$4,069
Sales, general, and administrative expenses	(1,241)	(1,290)	(2,611)	(2,284)
Patent litigation and defense costs	(55)	(24)	(75)	(67)
Severance and transition costs	(593)	(768)	(633)	(768)
Depreciation and amortization	(1,597)	(1,675)	(3,186)	(3,251)
Income from Operations	$(2,707)	$(3,084)	$254	$(2,301)

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$5,600	$4,312	$18,181	$15,214
Central USA Region (2)	3,012	2,639	8,776	5,270
Eastern USA Region (3)	180	155	2,956	397
Total Revenues	$8,792	$7,106	$29,913	$20,881

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2018 and 2017, and our financial condition, liquidity and capital resources as of June 30, 2018, and December 31, 2017. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS

Executive Summary

The six months ended June 30, 2018 featured the continuation of positive trends we experienced through most of 2017. Overall demand for our services increased due to improved industry conditions in several of our heating markets compared to the same period in 2017.  In addition, we increased operations for our five largest customers that expanded our frac water heating business. We also continued to expand our water transfer business. Factors for our increased operations include increasing crude oil prices which led to increased activity by our customers and continued operation of our business development team driving new business and expanding services utilized by our existing customer base. Despite the increase in revenue resulting from these positive trends, we experienced various increases in costs (in certain cases, not related to the increase in activity) that had a negative impact on our profitability.

Revenues for the six months ended June 30, 2018 increased $9.0 million, or 43%, from the comparable period last year due to a 48% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $866,000 higher, or 82% than the comparable period last year due to continued expansion of services.

For the six-month period ended June 30, 2018, segment profits increased by approximately $2.7 million, due primarily to an increase in revenue from our core well enhancement services. Sales, general & administrative expenses increased by approximately $327,000 for the six months ended June 30, 2018, compared to the same period in 2017, due primarily to an increase in personnel costs at the corporate level and additional costs related to the aforementioned business development team. Interest expense for the six months ended June 30, 2018 decreased approximately $199,000 from the first six months of 2017 primarily due to accelerated amortization of deferred financing costs in the six months ended June 30, 2017 which in turn was due to the accelerated maturity date on our previous revolving credit facility.

For the six months ended June 30, 2018, the Company recognized net loss of approximately $1.2 million or ($0.02) per share compared to a net loss of approximately $2.5 million or ($0.05) per share in 2017 primarily due to the aforementioned increase in higher margin well enhancement revenues.

Adjusted EBITDA for the six months ended June 30, 2018 was approximately $4.3 million, compared to approximately $2.2 million for the comparable period in 2017. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

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

Crude oil prices and the North American rig count have increased since the low points in February 2016 and May 2016, respectively. The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 1,047 as of June 30, 2018, which resulted in increased activity for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

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

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Well enhancement services	$7,005	$5,819	$26,290	$17,803
Water transfer services	929	306	1,924	1,058
Water hauling services	858	881	1,699	1,766
Unallocated and other	-	100	-	254
Total Revenues	$8,792	$7,106	$29,913	$20,881

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SEGMENT PROFIT:
Well enhancement services	$1,105	$1,494	$7,299	$5,029
Water transfer services	(50)	(310)	(12)	(234)
Water hauling services	(95)	(311)	(202)	(339)
Unallocated and other	(181)	(200)	(326)	(387)
Total Segment Profit	$779	$673	$6,759	$4,069

Well Enhancement Services

Well Enhancement Services, which accounted for 80% of total revenues for the three months ended June 30, 2018, increased $1.2 million, or 20%, to $7.0 million compared to the three months ended June 30, 2017. Well Enhancement Services, which accounted for 88% of total segment revenues for the six months ended June 30, 2018, increased $8.5 million, or 48%, to $26.3 million compared to the six months ended June 30, 2017. Increased demand for services due to improved industry conditions led to increased activity with our customer base.

Frac water heating revenues increased for the three months ended June 30, 2018 by $692,000, or 28%, from the comparable period in 2017. Frac water heating revenues increased for the six months ended June 30, 2018 by $6.9 million, or 65%, from the comparable period in 2017. Improved industry conditions including relatively stable commodity prices and increased drilling rig activity increased demand for our services. Particularly strong gains occurred from the Marcellus Shale and Utica Shale formations in Pennsylvania, due to increased activity and colder temperatures as well as general industry activity in the region.

Hot oil revenues for the three months ended June 30, 2018 increased approximately $442,000, or 19%, compared to the same period in 2017. Hot oil revenues for the six months ended June 30, 2018 increased approximately $833,000, or 15%, compared to the same period in 2017. Hot oil service revenues from our expansion of service in the Eagle Ford combined with increased revenues in the DJ Basin and North Dakota due to improved commodity prices were the primary reasons for the increases over last year.

Acidizing revenues for the three months ended June 30, 2018 increased by approximately $30,000, or 4%, due to an increase in demand for service work. Acidizing revenues for the six months ended June 30, 2018 increased by approximately $578,000, or 48%, due to an increase in demand for service work, in addition to our performing several large individual projects for a customer in Texas.

Segment profits for our core well enhancement services decreased by $389,000, to a profit of $1.1 million for the three months ended June 30, 2018 compared to a segment profit of approximately $1.5 million in the same period in 2017. During the three months ended June 30, 2018, segment margin was negatively impacted by an approximate $283,000 increase is costs related to our partially self-insured employee health insurance plan. The significant majority of this increase related to actual medical claims payments made by our insurance company and reimbursed by us. We retain exposure to the first $50,000 of each covered member’s actual medical claim costs incurred within the year and paid over the two calendar year period beginning in the claim year. While our health insurance costs have also increased due to increased enrollment in the plan and an increase in expected per member, per month costs, we believe the level of claims activity during the three months ended June 30, 2018 is anomalous. Segment profits for our core well enhancement services increased by $2.3 million, to a profit of $7.3 million for the six months ended June 30, 2018 compared to a segment profit of approximately $5.0 million in the same period in 2017, due primarily to increased revenues, as described above, which were achieved without a corresponding increase in our fixed costs.

Water Transfer Services

For the three months ended June 30, 2018, Water Transfer Services accounted for 11% of total revenue, and increased by approximately $623,000, or 204%, to $929,000, due to the incremental revenues from new customers. For the six months ended June 30, 2018, Water Transfer Services accounted for 6% of total revenue, and increased by approximately $866,000, or 82%, to $1.9 million. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to alleviate the level of seasonality we have historically experienced. However, the utilization level of our water transfer equipment was lower and less consistent than our other segments during the three and six months ended June 30, 2018 and 2017 due to the fact that Water Transfer Services does not have a significant operating history.

Water Transfer segment loss for the three months ended June 30, 2018 was approximately $50,000, compared to a loss of approximately $310,000 for the comparable period in 2017. Water Transfer segment loss for the six months ended June 30, 2018 was approximately $12,000, compared to a loss of approximately $234,000 for the comparable period in 2017. The increase in segment profits are due to significantly higher revenues as we continued to win new customer projects without a corresponding increase in fixed costs.

Water Hauling Services

For the three months ended June 30, 2018, water hauling service revenues decreased approximately $23,000, or 3%; for the six months ended June 30, 2018, water hauling service revenues decreased approximately $67,000, or 4% primarily due to lower water hauling revenues in our Central USA region due to scaled back service work, pricing concessions, and the cessation of certain low margin accounts.

The Company recorded a segment loss of approximately $95,000 for the three months ended June 30, 2018 compared to segment loss of approximately $311,000 for the comparable period in 2017. The Company recorded a segment loss of approximately $202,000 for the six months ended June 30, 2018 compared to segment loss of approximately $339,000 for the comparable period in 2017. The three and six months ended June 30, 2017 included a $250,000 accrual for costs related to a workers' compensation claim related to an injury sustained by an employee in our water hauling subsidiary. Segment revenues during the six months ended June 30, 2017 were also negatively impacted by heavy rains.

Unallocated and Other

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers for various segments. These costs also include costs relating to our construction services work in 2017, which we no longer consider a reportable segment.

During the three months ended June 30, 2018, unallocated segment costs related to our regional managers decreased by approximately $19,000, or 10%, to approximately $181,000 compared to $200,000 for the comparable period in 2017 due to the departure of one of our regional managers. During the six months ended June 30, 2018, unallocated segment costs related to our regional managers decreased by approximately $61,000, or 16%, to approximately $326,000 compared to $387,000 for the comparable period in 2017 due to the departure of one of our regional managers and the fact that expenses associated with personnel costs related to our sales effort are classified as Sales, general, and administrative expenses in the current year and were classified as functional support in the prior year.

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$5,600	$4,312	$18,181	$15,214
Central USA Region (2)	3,012	2,639	8,776	5,270
Eastern USA Region (3)	180	155	2,956	397
Total Revenues	$8,792	$7,106	$29,913	$20,881

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
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

Revenues in the Rocky Mountain Region increased approximately $1.3 million, or 30%, to $5.6 million for the three months ended June 30, 2018. Revenues in the Rocky Mountain Region increased approximately $3.0 million, or 20%, to $18.2 million for the six months ended June 30, 2018. The increase in revenues were primarily driven by an increase in activity in the DJ Basin and Bakken area.

Revenues in the Central USA region for the three months ended June 30, 2018 increased by approximately $373,000, or 14%, to $3.0 million, compared to the same period in 2017. Revenues in the Central USA region for the six months ended June 30, 2018 increased by approximately $3.5 million, or 67%, to $8.8 million, compared to the same period in 2017. The increase in revenues were primarily driven by the expansion of our services into the Eagle Ford Shale and Austin Chalk.

Revenues in the Eastern USA region increased approximately $25,000, or 16%, to approximately $180,000 for the three months ended June 30, 2018 compared to the same period in 2017. Revenues in the Eastern USA region increased approximately $2.6 million, or 645%, to approximately $3.0 million for the six months ended June 30, 2018 compared to the same period in 2017. The increase in revenue was driven by increased service work in the Marcellus Basin due to increased activity levels and colder temperatures in 2018.

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

Sales, General, and Administrative Expenses:

During the three months ended June 30, 2018, sales, general, and administrative expenses decreased approximately $49,000, or 4% to $1.2 million compared to $1.3 million in the same period in 2017 primarily due to a reduction in stock compensation expense, partially offset by an increase related to our business development team. During the six months ended June 30, 2018, sales, general, and administrative expenses increased approximately $327,000, or 14% to $2.6 million compared to $2.3 million in the same period in 2017, primarily due to increased personnel costs related to the buildout of the Company's business development team, and management transition costs partially offset by a decrease in stock compensation expense.

Patent Litigation and Defense Costs:

Patent litigation and defense costs increased to $55,000 from $24,000 for the three months ended June 30, 2018. Patent litigation and defense costs increased to $75,000 from $67,000 for the six months ended June 30, 2018. As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. In July of 2018, HOTF requested that the three-judge panel of the Federal Circuit reconsider its May 4, 2018 judgement. On August 6, 2018 the Federal Circuit Court denied the HOTF request for a rehearing. As a result, litigation and defense costs have been minimal since July 2015.

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

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2018 decreased $78,000, or 5%, from the same period in 2017 due to equipment becoming fully depreciated. Depreciation and amortization expense for the six months ended June 30, 2018 decreased $65,000, or 2%, from the same period in 2017 due to equipment becoming fully depreciated.

Income (Loss) from operations:

For the three months ended June 30, 2018, the Company recognized loss from operations of $2.7 million compared to loss from operations of $3.1 million for the comparable period in 2017. For the six months ended June 30, 2018, the Company recognized income from operations of $254,000 compared to a loss from operations of $2.3 million for the comparable period in 2017. The improvement of $2.5 million is primarily due to a $2.7 million increase in segment profits, partially offset by the increase in Sales, General, and Administrative Expenses.

Interest Expense:

Interest expense increased approximately $11,000, or 2%, for the three months ended June 30, 2018, compared to the same period in 2017. Interest expense for the six months ended June 30, 2018 decreased approximately $199,000 primarily due to $255,000 of accelerated amortization expense of debt issuance costs during the six months ended June 30, 2017 related to the reduction in term of the PNC credit facility. Interest expense in the six months ended June 30, 2018 included the acceleration of subordinated debt discount of approximately $48,000 related to a paydown of a portion of the subordinated debt balance.

Other expense (income):

Other expense for the three months ended June 30, 2018 was approximately $85,000 compared with other income of approximately $38,000 for the same period in 2017. The decrease is primarily driven by losses recognized on the change in fair value of our now-retired warrant liability, while 2017 was mostly comprised of gains on the disposition of assets and an increase in the fair value of our interest rate swap. Other expense of approximately $505,00 during the six months ended June 30, 2018 was comprised of the loss on the fair value of our now-retired warrant liability partially offset by an increase in the fair value of our derivative swap instrument and other income. Other income of approximately $42,000 during the six months ended June 30, 2017 was mostly comprised of gains on non-core asset dispositions.

Income Taxes:

As of December 31, 2017, the Company had recorded a full valuation allowance on a net deferred tax asset of $1.5 million. Our income tax provision of $420,000 for the six months ended June 30, 2018 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. During the six months ended June 30, 2017, the Company recorded an income tax benefit of approximately $1.0 million. Our effective tax rate was approximately 0% for the six months ended June 30, 2018, and 33% for the six months ended June 30, 2017, respectively. Our effective tax expense in 2017 approximates the federal statutory rate at the time of that report.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA*
Net Loss	$(3,282)	$(2,527)	$(1,241)	$(2,477)
Add Back
Interest expense	511	500	1,011	1,210
Provision for income tax expense	32	(1,019)	32	(992)
Depreciation and amortization	1,597	1,675	3,186	3,251
EBITDA*	(1,142)	(1,371)	2,988	992
Add back (Deduct)
Stock-based compensation	115	330	188	446
Patent litigation and defense costs	55	24	75	67
Severance and transition costs	593	768	633	768
(Gain) on disposal of equipment	(53)	-	(53)	-
Other expense (income)	85	(37)	505	(42)
Adjusted EBITDA*	$(347)	$(286)	$4,336	$2,231

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

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our fixed charge coverage ratio covenant associated with our 2017 Credit Agreement requires the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2018 decreased by approximately $61,000 due primarily to various increases in costs (in certain cases, not related to the increase in activity) that had a negative impact on our profitability. Adjusted EBITDA for the six months ended June 30, 2018 increased by approximately $2.1 million, due primarily to the increase in segment profits from well enhancement and water transfer services partially offset by the increase in sales, general, and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

As described in more detail in Note 4 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank (the "New Credit Facility") which provides for a three-year $30 million senior secured revolving credit facility, to replace the Prior Credit Facility provided under the 2014 Credit Agreement with PNC.

As of June 30, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

The following table summarizes our statements of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	For the Six Months Ended June 30,
	2018	2017

Net cash provided by operating activities	$6,525	$2,018
Net cash used in investing activities	(1,203)	(850)
Net cash used in financing activities	(5,478)	(1,168)
Net Increase (Decrease) in Cash and Cash Equivalents	(156)	-

Cash and Cash Equivalents, Beginning of Period	391	621

Cash and Cash Equivalents, End of Period	$235	$621

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Current Assets	$6,574		$13,653
Total Assets	$35,278		$44,250
Current Liabilities	$2,492		$5,647
Total Liabilities	$26,254		$36,025
		$
Stockholders’ Equity	$9,024		$8,225

Working Capital (Current Assets net of Current Liabilities)	$4,082		$8,006

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At June 30, 2018, we had approximately $235,000 in cash and cash equivalents and approximately $7.4 million available under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

 As of June 30, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $21.7 million with a weighted average interest rate of 5.80% per year for $21.0 million of outstanding LIBOR Rate borrowings (which includes the effect of our interest rate swap agreement described below) and 6.5% per year for the approximately $729,000 of outstanding Prime Rate borrowings. The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $0.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1 million in subordinated debt to us as required under the terms of the Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. On June 29, 2018 Cross River exercised both warrants and acquired 1,612,902 shares of our common stock. Proceeds from the exercise of the warrants in the amount of $500,000 were used to reduce the subordinated debt balance.

Interest Rate Swap

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank (the "2018 Swap") in order to hedge against the variability in cash flows from future interest payments related to the New Credit Facility. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52%. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations.

On September 17, 2015, we entered into an interest rate swap agreement with PNC (the "2015 Swap") in order to hedge against the variability in cash flows from future interest payments related to the 2014 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 1.88% plus an applicable margin ranging from 4.50% to 5.50% paid by us and a floating payment rate equal to LIBOR plus an applicable margin of 4.50% to 5.50% paid by PNC. The purpose of the swap agreement was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. In connection with the termination of the 2014 Credit Agreement, we terminated the interest rate swap agreement with PNC.

During the three months ended June 30, 2018, the fair market value of the 2018 Swap increased by approximately $23,000 and resulted in an increase to the asset and an increase to other income. During the six months ended June 30, 2018, the fair market value of the swap instrument increased by approximately $31,000 and resulted in an asset being recorded and an increase in other income.

During the three months ended June 30, 2017, the fair market value of the 2015 Swap instrument decreased by approximately $11,000 and resulted in an increase to the asset and an increase in other expense. During the six months ended June 30, 2017, the fair market value of the swap instrument increased by approximately $19,000 and resulted in a decrease to the liability and a reduction in interest expense.

Liquidity:

As of June 30, 2018, our available liquidity was $7.6 million, which was substantially comprised of $7.4 million of availability on the New Credit Facility (at certain times subject to a covenant requirement that we maintain $1.5 million of available liquidity) and $235,000 in cash. We utilize the New Credit Facility to fund working capital requirements, and during the six months ended June 30, 2018, we made net cash payments to repay amounts due pursuant to the New Credit Facility of approximately $5.4 million, and additionally received approximately $49,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Working Capital:

As of June 30, 2018, we had working capital of approximately $4.1 million compared to working capital of $8.0 million as of December 31, 2017, primarily attributable to the year-end accounts receivable balance which was higher due to higher frac water heating revenues in the fourth quarter of 2017.

Deferred Tax Asset, net:

As of June 30, 2018, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the six months ended June 30, 2018, cash provided by operating activities was approximately $6.5 million compared to $2.0 million in cash used in operating activities during the comparable period in 2017. The increase was attributable to (i) the increase in cash flows provided by the monetization of accounts receivable during the six months ended June 30, 2018 compared to the comparable period in 2017, and (ii) the increase in net income related to improved operating results.

Cash flow from Investing Activities:

Cash used in investing activities during the six months ended June 30, 2018 was approximately $1.2 million, compared to $850,000 during the comparable period in 2017, primarily due to an increase in the purchase of and maintenance to trucks, vehicles, and the purchase of water transfer equipment related to an increase in our pipeline of potential water transfer opportunities.

Cash flow from Financing Activities:

Cash used in financing activities for the six months ended June 30, 2018 was $5.5 million compared to $1.2 million in cash used in financing activities for the comparable period in 2017. During the six months ended June 30, 2018, due to increased receipts of cash from operations, the Company made increased net payments to its revolving credit facility than during the comparable period in 2017.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have experienced an increase in such demand due to the increase and stability in oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our financial results, to date, in 2018 reflect our improved operational execution in response to this increased demand, and we are optimistic about the prospects for the remainder of 2018. Our long-term goals include driving increased utilization of our assets, the optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume and scope of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permits. We will continue to explore adding high margin services that, diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of June 30, 2018 consist primarily of scheduled principal payments under certain term loans and operating leases. We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020; however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March of 2015, the North Dakota Court determined that the ‘993 Patent was invalid. The same Court also later found that the ‘993 Patent was unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. As noted above, the Patent Owner appealed these judgments to the Federal Circuit as well as several other adverse judgments and orders by the North Dakota Court.  On May 4, 2018, among other things, the Federal Circuit, affirmed the North Dakota Court’s finding of inequitable conduct with regard to the ‘993 Patent; agreed with the North Dakota jury’s finding that HOTF acted in bad faith in connection with a tortious interference claim; set aside the North Dakota Court’s denial of the Energy Companies’ attorneys’ fees; and chose not to address the North Dakota Court’s finding of invalidity of the ‘993 Patent.  The case has been sent back to the North Dakota Court to determine the issue of the energy companies’ attorneys’ fees. In July of 2018, HOTF requested that the three-judge panel of the Federal Circuit reconsider its May 4, 2018 judgement On August 6, 2018 the Federal Circuit denied the HOTF request for a rehearing. In addition to the request made in July, HOTF can petition the U.S. Supreme Court or ask that these issues be heard by the entire bench of the Federal Circuit.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed on March 22, 2018, the Company is also subject to the following risks.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Ian Dickinson, Kevin Kersting, Dustin Bradford or other key personnel, could disrupt our operations. Although we have entered into employment agreements with Messrs. Dickinson, Kersting, and Bradford, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchase of common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Program	Maximum Number of Shares that may yet be Purchased Under the Program

April 1, 2018 to April 30, 2018	-	-	-	-
May 1, 2018 to May 31, 2018	135,976	1.43	-	-
June 1, 2018 to June 30, 2018	7,802	1.24	-	-
Total	143,778	1.42	-	-

(a)  All 143,778 shares purchased during the three months ended June 30, 2018 were acquired from employees in connection with the settlement on income tax and related benefit withholding obligations arising from the exercise of stock options. These shares were not part of a publicly announced program to purchase common stock.

On June 29, 2018, Cross River Partners, L.P. ("Cross River") exercised warrants to acquire 1,612,902 shares of our common stock. Proceeds of $500,000 were used to reduce the principal balance of a subordinated loan held by Cross River. There were no underwriters involved in the transaction and the Company issued the shares to Cross River in reliance on the exemption from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(a)(2) of that act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Executive Severance Agreement dated April 27, 2018 by and between Austin Peitz and the Company (1)
10.2	Employment Agreement between the Company and Kevin C. Kersting (2)
11.1	Statement of Computation of per share earnings (contained in Note 2 to the Condensed Consolidated Financial Statements).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Dustin Bradford, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Dustin Bradford, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 2018 and filed April 30, 2018
(2)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 21, 2018 and filed May 22, 2018

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 14, 2018	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: August 14, 2018	/s/ Dustin Bradford
Dustin Bradford, Principal Financial Officer and Chief Financial Officer