Form 10-Q
period 2018-09-30
Enservco Corp
filed 2018-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2018
Common stock, $.005 par value	54,344,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
ASSETS	2018	2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$39	$391
Accounts receivable, net	3,132	11,761
Prepaid expenses and other current assets	977	868
Inventories	525	576
Income tax receivable, current	57	57
Total current assets	4,730	13,653

Property and equipment, net	26,120	29,417
Income taxes receivable, noncurrent	57	57
Other assets	902	1,123

TOTAL ASSETS	$31,809	$44,250

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,047	$5,465
Current portion of long-term debt	112	182
Total current liabilities	2,159	5,647

Long-Term Liabilities
Senior revolving credit facility	22,570	27,066
Subordinated debt	1,820	2,229
Long-term debt, less current portion	243	252
Warrant liability	-	831
Total long-term liabilities	24,633	30,378
Total liabilities	26,792	36,025

Commitments and Contingencies ( Note 8)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 54,344,829 and 51,197,989 shares issued, respectively; 103,600 shares of treasury stock; and 54,241,229 and 51,094,389 shares outstanding, respectively	271	255
Additional paid-in capital	21,695	19,571
Accumulated (deficit) earnings	(16,949)	(11,601)
Total stockholders' equity	5,017	8,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,809	$44,250

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Well enhancement services	$3,200	$4,033	$29,490	$21,836
Water transfer services	634	798	2,558	1,856
Water hauling services	638	911	2,337	2,677
Other	-	-	-	254
Total revenues	4,472	5,742	34,385	26,623

Expenses
Well enhancement services	3,946	4,162	22,937	16,936
Water transfer services	650	822	2,586	2,114
Water hauling services	733	801	2,634	2,906
Functional support and other	141	216	467	857
Sales, general, and administrative expenses	1,192	1,139	3,803	3,423
Patent litigation and defense costs	2	29	77	96
Severance and transition costs	-	16	633	784
Depreciation and amortization	1,483	1,618	4,669	4,869
Total operating expenses	8,147	8,803	37,806	31,985

(Loss) Income from Operations	(3,675)	(3,061)	(3,421)	(5,362)

Other (Expense) Income
Interest expense	(471)	(599)	(1,482)	(1,809)
Gain on disposals	-	-	53	-
Other income (expense)	38	(264)	(467)	(222)
Total other expense	(433)	(863)	(1,896)	(2,031)

Loss Before Tax (Expense) Benefit	(4,108)	(3,924)	(5,317)	(7,393)
Income Tax Benefit (Expense)	-	1,415	(32)	2,407
Net Loss	$(4,108)	$(2,509)	$(5,349)	$(4,986)

Earnings (loss) per Common Share - Basic	$(0.08)	$(0.05)	$(0.10)	$(0.10)

Earnings (loss) per Common Share – Diluted	$(0.08)	$(0.05)	$(0.10)	$(0.10)

Basic weighted average number of common shares outstanding	54,309	51,068	52,389	51,068
Add: Dilutive shares	-	-	-	-
Diluted weighted average number of common shares outstanding	54,309	51,068	52,389	51,068

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(5,349)	$(4,986)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,669	4,869
Deferred income taxes	-	(2,294)
Gain on disposal of equipment	(53)	-
Stock-based compensation	291	572
Change in fair value of warrant	540	280
Amortization of debt issuance costs and discount	164	448
Provision for bad debt expense	32	93
Changes in operating assets and liabilities
Accounts receivable	8,597	755
Inventories	50	(24)
Prepaid expense and other current assets	(90)	65
Income taxes receivable	-	224
Other assets	231	(610)
Accounts payable and accrued liabilities	(3,418)	56
Net cash provided by (used in) operating activities	5,664	(552)

INVESTING ACTIVITIES
Purchases of property and equipment	(1,630)	(1,284)
Proceeds from insurance claims	122	-
Proceeds from disposal of equipment	145	121
Net cash used in investing activities	(1,363)	(1,163)

FINANCING ACTIVITIES
Net line of credit (payments) borrowings	(4,544)	790
Proceeds from issuance of long-term debt	-	1,000
Repayment of long-term debt	(79)	(180)
Other financing	(30)	(36)
Net cash (used in) provided by financing activities	(4,653)	1,574

Net Increase (Decrease) in Cash and Cash Equivalents	(352)	(141)

Cash and Cash Equivalents, beginning of period	391	621

Cash and Cash Equivalents, end of period	$39	$480

Supplemental cash flow information:
Cash paid for interest	$1,273	$303
Cash paid (received) for taxes	$32	$(222)

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$103	$1,124
Cashless exercise of stock options	$994	$-
Non-cash proceeds from warrant exercise	$500	$-
Non-cash subordinated debt principal repayment	$(500)	$-
Non-cash conversion of warrant liability to equity	$1,371	-
Non-cash proceeds from subordinated debt borrowings	$-	$1,500
Non-cash repayment of revolving credit facility	$-	$(1,500)

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), HE Services LLC (“HES”), and Real GC LLC (“Real GC”) (collectively, the “Company”) as of September 30, 2018 and December 31, 2017 and the results of operations for the three and nine months ended September 30, 2018 and 2017.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $63,000 and $70,000, respectively. For the three months ended September 30, 2018, the Company did not record any bad debt expense. For the nine months ended September 30, 2018, the Company recorded approximately $32,000 of bad debt expense. For the three and nine months ended September 30, 2017, the Company recorded bad debt expense (net of recoveries) of approximately $44,000 and $93,000, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2018 and 2017, no amounts were expensed for write-downs and write-offs.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles, and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

Any difference between net book value of the property and equipment and the proceeds of an assets’ sale or settlement of an insurance claim is recorded as a gain or loss in the Company’s earnings.

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through August 2022. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of September 30, 2018, and December 31, 2017, the Company had a deferred rent liability of approximately $86,000 and $96,000, respectively.

The Company has leased equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of September 30, 2018.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. No impairments were recorded during the three or nine months ended September 30, 2018 and 2017.

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

Revenue is recognized for certain projects that take more than one day projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project. Revenue that has been earned but not yet invoiced at September 30, 2018 and December 31, 2017 was approximately $53,000 and $1.7 million, respectively. Such amounts are included within Accounts receivable, net in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2018, and 2017, there were outstanding stock options and warrants to acquire an aggregate of 2,656,099 and 5,749,433 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of September 30, 2018, the aggregate intrinsic value of outstanding stock options and warrants was approximately $836,000. Dilution is not permitted if there is a net loss during the period. As such, the Company does not show dilutive earnings per share for the three and nine months ended September 30, 2018 and 2017.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the line-of-credit arrangements, the Company recognizes these as capitalized costs and amortizes these costs over the term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of September 30, 2018, we had approximately $202,000 in unamortized loan fees and other deferred costs associated with the Loan and Security Agreement (the "2017 Credit Agreement") with East West Bank, a California banking corporation ("East West Bank"), recorded in Other Assets which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at September 30, 2018 or December 31, 2017, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Assets and changes to the fair value are recorded to Other Income (Expense).

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and nine months ended September 30, 2018 or 2017, respectively. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	September 30,	December 31,
	2018	2017

Trucks and vehicles	$55,193	$54,925
Water transfer equipment	5,148	4,688
Other equipment	3,164	3,160
Buildings and improvements	3,553	3,551
Land	681	681
Disposal wells	391	391
Total property and equipment	68,130	67,396
Accumulated depreciation	(42,010)	(37,979)
Property and equipment – net	$26,120	$29,417

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

As of September 30, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $22.6 million with a weighted average interest rates of 5.70% per year for $21.5 million of outstanding LIBOR Rate borrowings and 7.0% per year for the approximately $1.1 million of outstanding Prime Rate borrowings. As of September 30, 2018, approximately $2.9 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

Under the 2017 Credit Agreement, we are subject to the following financial covenants:

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

As of September 30, 2018, our available liquidity was approximately $2.8 million, which was substantially comprised of $2.8 million of availability under the 2017 Credit Agreement and approximately $39,000 in cash.

As of September 30, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

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

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $202,000 and $232,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company amortized approximately $26,000 and $73,000 of these costs to Interest Expense. During the three and nine months ended September 30, 2017, the Company amortized approximately $135,000 and $427,000 of these costs to Interest Expense. Due to the maturity date of the 2014 Credit Agreement moving from September 12, 2019 to April 30, 2018, the Company recognized an additional $110,000 and $317,000 of debt issuance amortization expenses during the three and nine months ended September 30, 2017.

Note 5 – Long-Term Debt

Long-term debt (excluding borrowings under our 2017 Credit Agreement described in Note 4) consists of the following (in thousands):

	September 30,	December 31,
	2018	2017

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	$1,000	$1,500

Subordinated Promissory Note. Interest is 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for facility in North Dakota, interest at 3.75% and monthly principal and interest payment of $5,255 until October 3, 2018. Beginning November 3, 2018 interest is 5.75% and monthly principal and interest payment of $2,875 until October 3, 2028. Collateralized by land and property purchased with the loan	266	309

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	89	125
Total	2,355	2,934
Less debt discount	(180)	(271)
Less current portion	(112)	(182)
Long-term debt, net of debt discount and current portion	$2,063	$2,481

Aggregate maturities of debt, (excluding borrowings under our 2017 Credit Agreement described in Note 4), are as follows (in thousands):

Twelve Months Ending September 30,
2019	$112
2020	21
2021	22
2022	2,023
2023	25
Thereafter	152
Total	$2,355

Note 6 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
September 30, 2018
Derivative Instrument
Interest rate swap asset	$-	$64	$-	$64

December 31, 2017
Derivative Instrument
Warrant liability	$-	$-	$831	$831

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2018 and 2017.

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2018 and 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% and 34%, respectively to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the nine months ended September 30, 2018, the Company recorded an income tax expense of approximately $32,000 related to state income taxes owed. During the nine months ended September 30, 2017, the Company recorded an income tax benefit of approximately $2.4 million.

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

Note 8 – Commitments and Contingencies

Operating Leases

As of September 30, 2018, the Company leases facilities and certain equipment under lease commitments that expire through August 2022. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending September 30,
2019	$632
2020	611
2021	406
2022	129
2023	-
Thereafter	-
Total	$1,778

Rent expense under operating leases, including month-to-month leases, for the three and nine months ended September 30, 2018, were approximately $210,000 and $647,000, respectively. Rent expense under operating leases, including month-to-month leases, for the three and nine months ended September 30, 2017, were approximately $185,000 and $589,000, respectively.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $100,000 and $102,000 as of September 30, 2018 and December 31, 2017, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to September 30, 2018.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of September 30, 2018, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. Per the terms of our insurance policy, through September 30, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. During the three months ended September 30, 2018, additional claims prior to March 31, 2018 were processed pursuant to the agreement, and we recorded approximately $267,000 in additional costs under the plan, reducing the balance of the long-term asset. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the claim and the final cost of any additional open claims incurred under the policy. As of September 30, 2018, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

In March of 2015, the North Dakota Court determined that the ‘993 Patent was invalid. The same Court also later found that the ‘993 Patent was unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. As noted above, the Patent Owner appealed these judgments to the Federal Circuit as well as several other adverse judgments and orders by the North Dakota Court.  On May 4, 2018, among other things, the Federal Circuit, affirmed the North Dakota Court’s finding of inequitable conduct with regard to the ‘993 Patent; agreed with the North Dakota jury’s finding that HOTF acted in bad faith in connection with a tortious interference claim; set aside the North Dakota Court’s denial of the Energy Companies’ attorneys’ fees; and chose not to address the North Dakota Court’s finding of invalidity of the ‘993 Patent.  The Federal Circuit sent the case back to the North Dakota Court to determine the issue of the energy companies’ attorneys’ fees.  However, in July of 2018, HOTF requested that the Federal Circuit reconsider its May 4, 2018 decision. but the Federal Circuit Court denied HOTF's request for a rehearing. Should HOTF not petition the U.S. Supreme Court, the appeal process will be concluded and the Colorado Case will be re-opened and may resume.

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

Note 9 – Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of September 30, 2018, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

A summary of warrant activity for the nine months ended September 30, 2018 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2017	1,642,902	$0.32	4.5	$539
Issued	-	-	-	-
Exercised	(1,612,902)	0.31	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at September 30, 2018	30,000	$0.70	3.0	6

Exercisable at September 30, 2018	30,000	$0.70	3.0	6

Stock Issued for Services

During the three and nine months ended September 30, 2018 and 2017, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 10 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2018, there were options to purchase 866,166 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of September 30, 2018, there were options to purchase 1,759,933 shares outstanding under the 2016 Plan.

We have not granted any stock options during the three and nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company granted options to acquire 2,971,600 shares of common stock.

During the nine months ended September 30, 2018 employees and former employees of the Company exercised 1,230,002 options to purchase shares of Company common stock on a cashless basis resulting in the issuance of 663,938 shares. During the nine months ended September 30, 2017, no options were exercised. The following is a summary of stock option activity for all equity plans for the three months ended September 30, 2018 (amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	4,814,434	$0.71	3.46	$1,007
Granted	-	-
Exercised	(1,230,002)	-		-
Forfeited or Expired	(958,333)	0.73		-
Outstanding at September 30, 2018	2,626,099	$0.83	2.81	$834

Vested or Expected to Vest at September 30, 2018	1,951,533	$1.00	2.54	536
Exercisable at September 30, 2018	1,951,533	$1.00	2.54	$536

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2018.

During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation costs for stock options of approximately $54,000 and $188,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates. During the three and nine months ended September 30, 2017, the Company recognized stock-based compensation costs for stock options of approximately $126,000 and $572,000, respectively, in general and administrative expenses.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2017	2,531,599	$0.24
Granted	-	-
Vested	(1,285,366)	0.27
Forfeited	(571,667)	0.21
Non-vested at September 30, 2018	674,566	$0.21

As of September 30, 2018, there was approximately $150,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 0.96 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2017	-	$-
Granted	997,500	0.91
Vested	-	-
Forfeited	(127,500)	0.72
Restricted shares at September 30, 2018	870,000	$0.95

During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation costs for restricted stock of approximately $49,000 and $103,000, respectively, in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Water Hauling	Unallocated & Other	Total
Three Months Ended September 30, 2018:
Revenues	$3,200	$634	$638	$-	$4,472
Cost of Revenue	3,946	650	733	141	5,470
Segment Profit (Loss)	$(746)	$(16)	$(95)	$(141)	$(998)

Depreciation and Amortization	$1,131	$283	$64	$5	$1,483

Capital Expenditures (Excluding Acquisitions)	$130	$30	$-	$-	$160

Three Months Ended September 30, 2017:
Revenues	$4,033	$798	$911	$-	$5,742
Cost of Revenue	4,162	822	801	216	$6,001
Segment Profit (Loss)	$(129)	$(24)	$110	$(216)	$(259)

Depreciation and Amortization	$1,193	$253	$165	$7	$1,618

Capital Expenditures (Excluding Acquisitions)	$274	$2	$-	$-	$276

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Well Enhancement	Water Transfer Services	Water Hauling	Unallocated & Other	Total
Nine Months Ended September 30, 2018:
Revenues	$29,490	$2,558	$2,337	$-	$34,385
Cost of Revenue	22,937	2,586	2,634	467	28,624
Segment Profit (Loss)	$6,553	$(28)	$(297)	$(467)	$5,761

Depreciation and Amortization	$3,586	$835	$231	$17	$4,669

Capital Expenditures (Excluding Acquisitions)	$916	$677	$29	$8	$1,630

Identifiable assets (1)	$25,808	$3,122	$1,213	$536	$30,679

Nine Months Ended September 30, 2017:
Revenues	$21,836	$1,856	$2,677	$254	$26,623
Cost of Revenue	16,936	2,114	2,906	857	$22,813
Segment Profit (Loss)	$4,900	$(258)	$(229)	$(603)	$3,810

Depreciation and Amortization	$3,617	$731	$498	$23	$4,869

Capital Expenditures (Excluding Acquisitions)	$678	$457	$106	$6	$1,247

Identifiable assets (1)	$30,486	$3,768	$1,726	$516	$36,496

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Segment profit	$(998)	$(259)	$5,761	$3,810
Sales, general, and administrative expenses	(1,192)	(1,139)	(3,803)	(3,423)
Patent litigation and defense costs	(2)	(29)	(77)	(96)
Severance and transition costs	-	(16)	(633)	(784)
Depreciation and amortization	(1,483)	(1,618)	(4,669)	(4,869)
Income (loss) from Operations	$(3,675)	$(3,061)	$(3,421)	$(5,362)

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$2,049	$2,797	$20,230	$18,011
Central USA Region (2)	2,236	2,665	11,012	7,935
Eastern USA Region (3)	187	280	3,143	677
Total Revenues	$4,472	$5,742	$34,385	$26,623

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
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

 Note 12- Subsequent Events

Acquisition of Adler Hot Oil Service, LLC

On October 26, 2018, Enservco Corporation entered into a Membership Interest Purchase Agreement (the “Agreement”) with Adler Hot Oil Holdings, LLC, a Delaware limited liability company (the “Seller”), pursuant to which Enservco acquired all of the outstanding membership interests of Adler Hot Oil Service, LLC, a Delaware limited liability company (“Adler”) for an aggregate purchase price of $12.5 million, plus approximately $500,000 in working capital adjustments (the “Transaction”). Certain former members of Adler are also parties to the Agreement. Adler is a national provider of frac water heating and hot oiling services, whose assets consist primarily of vehicles and equipment, with a complementary base of customers in several oil and gas producing basins where Enservco operates.

The consideration paid or to be paid by Enservco under the Agreement includes: (i) $3.7 million in cash paid to or for the benefit of the Seller at the closing; (ii) a subordinated promissory note issued to the Seller in the principal amount of $4.8 million, plus interest accrued thereon (the “Seller Subordinated Note”), as further discussed below; (iii) retirement by Enservco of $2.5 million in indebtedness of Adler; (iv) an earn-out payment of up to $1.0 million in cash payable to the Seller, the actual amount of which is subject to Enservco’s satisfaction of certain EBITDA-related performance conditions during 2019; and (v) $1.0 million in cash held by Enservco and payable to the Seller on the 18 month anniversary of October 26, 2018, subject to offset by Enservco for any indemnification obligations owed by the Seller or certain former members of Adler under the Agreement.

The following represents preliminary pro forma Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.

	Historical Enservco	Historical Adler
	For the three months ended	For the three months ended	Adler acquisition related
	September 30, 2018	September 30, 2018	Pro Forma adjustment		Pro Forma

Revenues
Well enhancement services	$3,200	$390	-		$3,590
Water transfer services	634	-	-		634
Water hauling services	638	-	-		638
Other	-	-	-		-
Total revenues	4,472	390			4,862

Expenses
Well enhancement services	3,946	937	28	(a)	4,911
Water transfer services	650	-	-		650
Water hauling services	733	-	-		733
Functional support and other	141	-	-		141
Sales, general, and administrative expenses	1,192	785	(53)	(b)	1,924
Patent litigation and defense costs	2	-	-		2
Severance and transition costs	-	-	-		-
Depreciation and amortization	1,483	389	27	(c)	1,899
Total operating expenses	8,147	2,111			10,260

(Loss) Income from Operations	(3,675)	(1,721)			(5,398)

Other (Expense) Income
Interest expense	(471)	(766)	723	(d)	(514)
Other income	38	-	-		38
Total other expense	(433)	(766)			(476)

Loss Before Tax Expense	(4,108)	(2,487)			(5,874)
Income Tax (Expense) Benefit	-	-	-		-
Net Loss	$(4,108)	$(2,487)			$(5,874)

Earnings (loss) per Common Share - Basic	$(0.08)				$(0.11)

Earnings (loss) per Common Share – Diluted	$(0.08)				$(0.11)

Basic weighted average number of common shares outstanding	54,309				54,309
Add: Dilutive shares	-				-
Diluted weighted average number of common shares outstanding	54,309				54,309

(a) Reflects the reclassification of certain amounts from Sales, general, and administrative expenses to Well enhancement services expense.
(b) In addition to reclassification discussed in (a), there is also an adjustment related to certain professional fees which will no longer be incurred.
(c) Reflects additional estimated depreciation expense related to the acquired property and equipment.

(d) Reflects reduced interest expense based on the use of the New Credit Facility.

	Historical Enservco	Historical Adler
	For the three months ended	For the three months ended	Adler acquisition related
	September 30, 2017	September 30, 2017	Pro Forma adjustment		Pro Forma

Revenues
Well enhancement services	$4,033	$1,214	$-		$5,247
Water transfer services	798	-	-		798
Water hauling services	911	-	-		911
Other	-	-	-		-
Total revenues	5,742	1,214			6,956

Expenses
Well enhancement services	4,162	1,130	26	(a)	5,318
Water transfer services	822	-	-		822
Water hauling services	801	-	-		801
Functional support and other	216	-	-		216
Sales, general, and administrative expenses	1,139	732	(39)	(b)	1,832
Patent litigation and defense costs	29	-	-		29
Severance and transition costs	16	-	-		16
Depreciation and amortization	1,618	437	27	(c)	2,082
Total operating expenses	8,803	2,299			11,116

(Loss) from Operations	(3,061)	(1,085)			(4,160)

Other Expense
Interest expense	(599)	(667)	577	(d)	(689)
Gain on disposals	-	-	-		-
Other expense	(264)	-	-		(264)
Total other expense	(863)	(667)			(953)

Loss Before Tax Expense	(3,924)	(1,752)			(5,113)
Income Tax (Expense) Benefit	1,415	-	632	(e)	2,047
Net Loss	$(2,509)	$(1,752)			$(3,066)

Earnings (loss) per Common Share - Basic	$(0.05)				$(0.06)

Earnings (loss) per Common Share – Diluted	$(0.05)				$(0.06)

Basic weighted average number of common shares outstanding	51,068				51,068
Add: Dilutive shares	-				-
Diluted weighted average number of common shares outstanding	51,068				51,068

(a) Reflects the reclassification of certain amounts from Sales, general, and administrative expenses to Well enhancement services expense.
(b) In addition to reclassification discussed in (a), there is also an adjustment related to certain professional fees which will no longer be incurred.
(c) Reflects additional estimated depreciation expense related to the acquired property and equipment.
(d) Reflects reduced interest expense based on the use of the New Credit Facility.
(e) Reflects tax benefit based on Enservco historical rate.

	Historical Enservco	Historical Adler
	For the nine months ended	For the nine months ended	Adler acquisition related
	September 30, 2018	September 30, 2018	Pro Forma adjustment		Pro Forma

Revenues
Well enhancement services	$29,490	$11,217	-		$40,707
Water transfer services	2,558	-	-		2,558
Water hauling services	2,337	-	-		2,337
Other	-	-	-		-
Total revenues	34,385	11,217			45,602

Expenses
Well enhancement services	22,937	7,430	146	(a)	30,513
Water transfer services	2,586	-	-		2,586
Water hauling services	2,634	-	-		2,634
Functional support and other	467	-	-		467
Sales, general, and administrative expenses	3,803	2,835	(228)	(b)	6,410
Patent litigation and defense costs	77	-	-		77
Severance and transition costs	633	-	-		633
Depreciation and amortization	4,669	1,167	82	(c)	5,918
Total operating expenses	37,806	11,432			49,238

Loss from Operations	(3,421)	(215)			(3,636)

Other (Expense) Income
Interest expense	(1,482)	(2,301)	2,118	(d)	(1,665)
Gain on disposals	53	-	-		53
Other expense	(467)	-	-		(467)
Total other expense	(1,896)	(2,301)			(2,079)

Loss Before Tax Expense	(5,317)	(2,516)			(5,715)
Income Tax Expense	(32)	-	-		(32)
Net Loss	$(5,349)	$(2,516)			$(5,747)

Earnings (loss) per Common Share - Basic	$(0.10)				$(0.11)

Earnings (loss) per Common Share – Diluted	$(0.10)				$(0.11)

Basic weighted average number of common shares outstanding	52,389				52,389
Add: Dilutive shares	-				-
Diluted weighted average number of common shares outstanding	52,389				52,389

(a) Reflects the reclassification of certain amounts from Sales, general, and administrative expenses to Well enhancement services expense.
(b) In addition to reclassification discussed in (a), there is also an adjustment related to certain professional fees which will no longer be incurred.
(c) Reflects additional estimated depreciation expense related to the acquired property and equipment.
(d) Reflects reduced interest expense based on the use of the New Credit Facility.

	Historical Enservco	Historical Adler
	For the nine months ended	For the nine months ended	Adler acquisition related
	September 30, 2017	September 30, 2017	Pro Forma adjustment		Pro Forma

Revenues
Well enhancement services	$21,836	$10,507	-		$32,343
Water transfer services	1,856	-	-		1,856
Water hauling services	2,677	-	-		2,677
Other	254	-	-		254
Total revenues	26,623	10,507			37,130

Expenses
Well enhancement services	16,936	6,349	137	(a)	23,422
Water transfer services	2,114	-	-		2,114
Water hauling services	2,906	-	-		2,906
Functional support and other	857	-	-		857
Sales, general, and administrative expenses	3,423	2,476	(186)	(b)	5,713
Patent litigation and defense costs	96	-	-		96
Severance and transition costs	784	-	-		784
Depreciation and amortization	4,869	1,312	82	(c)	6,263
Total operating expenses	31,985	10,137			42,155

(Loss) Income from Operations	(5,362)	370			(5,025)

Other Expense
Interest expense	(1,809)	(1,961)	1,654	(d)	(2,116)
Other expense	(222)	(2)	-		(224)
Total other expense	(2,031)	(1,963)			(2,340)

Loss Before Tax Expense	(7,393)	(1,593)			(7,365)
Income Tax Benefit	2,407	-	518	(e)	2,928
Net Loss	$(4,986)	$(1,593)			$(4,440)

Earnings (loss) per Common Share - Basic	$(0.10)				$(0.11)

Earnings (loss) per Common Share – Diluted	$(0.10)				$(0.11)

Basic weighted average number of common shares outstanding	51,068				51,068
Add: Dilutive shares	-				-
Diluted weighted average number of common shares outstanding	51,068				51,068

(a) Reflects the reclassification of certain amounts from Sales, general, and administrative expenses to Well enhancement services expense.
(b) In addition to reclassification discussed in (a), there is also an adjustment related to certain professional fees which will no longer be incurred.
(c) Reflects additional estimated depreciation expense related to the acquired property and equipment.
(d) Reflects reduced interest expense based on the use of the New Credit Facility.
(e) Reflects tax benefit based on Enservco historical rate.

Subordinated Note

In connection with the Transaction and pursuant to the terms of the Agreement, on October 26, 2018, Enservco issued to the Seller the Seller Subordinated Note in the original principal amount of $4.8 million, and unpaid amounts thereunder bear simple interest at a rate of 8% per annum (or 11% while any default is continuing). Enservco is required to make principal payments on November 30, 2018 of $800,000, on February 28, 2019 of $200,000, and on the final maturity date of the Seller Subordinated Note of March 31, 2019 of all remaining outstanding principal and interest. Enservco may prepay the Seller Subordinated Note in whole or in part, without penalty or premium, at any time prior to its maturity date. The Seller Subordinated Note is guaranteed by Enservco’s subsidiaries and secured by a junior security interest in substantially all assets of Enservco and its subsidiaries. The Seller Subordinated Note is subject to a subordination agreement by and among Enservco, the Seller, and East West Bank.

Second Amendment to Loan and Security Agreement and Consent

In connection with the Transaction, on October 26, 2018, Enservco and East West Bank entered into a Second Amendment to Loan and Security Agreement and Consent (the “Second Amendment to LSA”), which amended the Loan and Security Agreement dated August 10, 2017 by and between Enservco and East West Bank (the “Loan Agreement”). Pursuant to the Second Amendment to LSA, East West Bank consented to the Transaction and increased the maximum borrowing limit of the senior secured revolving credit facility provided to Enservco under the Loan Agreement to $37.0 million. Proceeds of $6.2 million from the increased senior secured revolving credit facility were used in the Transaction to make the cash payments at closing and retire the indebtedness of Adler. In connection with the Second Amendment to LSA the capital expenditure limitation contained within the Loan Agreement was increased to $3.0 million from $2.5 million.

On October 26, 2018, in connection with the Second Amendment to LSA, Adler entered into a Joinder Agreement, pursuant to which Adler was joined as a party to the Loan Agreement.

Facilities Closure

On October 29, 2018, Enservco announced that it would be selling or closing the Dillco water hauling business, its associated facilities, and real estate. Effective November 1, 2018, the Dillco water hauling business ceased operations for customers.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2018 and 2017, and our financial condition, liquidity and capital resources as of September 30, 2018, and December 31, 2017. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS

Executive Summary

The nine months ended September 30, 2018 featured fairly stable commodity prices and increased demand for our services compared to the like period in 2017. Overall demand for our services increased due to improved industry conditions in several of our heating markets compared to the same period in 2017.  In addition, we increased services for our five largest customers and expanded our frac water heating business. Factors for our increased services include fairly stable crude oil prices which led to increased activity by our customers. Despite the increase in revenue, we experienced various increases in costs (in certain cases, not related to the increase in activity) that negatively impacted our profitability. Subsequent to September 30, 2018, we completed the acquisition of Adler Hot Oil Service, LLC ("Adler"), which we believe will solidify our position among our competitors for our primary service offerings, and increase the scope and breadth of our service offerings for leading exploration and production companies operating in the basins we serve.

Revenues for the nine months ended September 30, 2018 increased approximately $7.8 million, or 29%, from the comparable period last year due to a 35% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues for the nine months ended September 30, 2018 were approximately $702,000, or 38%  higher than the comparable period last year due to continued expansion of services.

For the nine-month period ended September 30, 2018, segment profits increased by approximately $2.0 million, due primarily to an increase in revenue from our core well enhancement services. Sales, general & administrative expenses increased by approximately $380,000 for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to an increase in personnel costs at the corporate level and additional costs related to the business development team. Interest expense for the nine months ended September 30, 2018 decreased approximately $327,000 from the first nine months of 2017 primarily due to accelerated amortization of deferred financing costs in the nine months ended September 30, 2017 which in turn was due to the accelerated maturity date on our previous revolving credit facility.

For the nine months ended September 30, 2018, the Company recognized net loss of approximately $5.3 million or ($0.10) per share compared to a net loss of approximately $5.0 million or ($0.10) per share in 2017 primarily due to the factors above.

Adjusted EBITDA for the nine months ended September 30, 2018 was approximately $2.3 million, compared to approximately $959,000 for the comparable period in 2017. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During 2018, improved commodity prices and an increase in active rigs in North America resulted in an increase in production and completion activities by our customers, which led to an increase in demand for our services. We believe current activity levels should support continued modest improvement in both metrics. The Company has reacted to increases in demand by allocating resources to our most active customers and basins, as we continue to focus on increasing utilization levels and optimizing the deployment of our equipment and workforce, and maintaining a high service quality and safety record. The market recovery has also allowed us to compete on the basis of the quality and breadth of our service offerings.

Crude oil prices and the North American rig count have increased since the low points in early 2016. The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 1,054 as of September 30, 2018, which resulted in increased operations and revenues for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Segment Overview

Enservco’s reportable business segments are Well Enhancement Services, Water Transfer Services, and Water Hauling Services. These segments have been selected based on management’s resource allocations and performance assessment in making decisions regarding Enservco.

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

Water Hauling Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, vacuum trailers, storage tanks, and disposal facilities to provide various water hauling services. These services are primarily provided by Dillco in the Hugoton area in Kansas and Oklahoma. On October 29, 2018, Enservco announced that it would be selling or closing the Dillco water hauling business, its associated facilities, and real estate.

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Well enhancement services	$3,200	$4,033	$29,490	$21,836
Water transfer services	634	798	2,558	1,856
Water hauling services	638	911	2,337	2,677
Unallocated and other	-	-	-	254
Total Revenues	$4,472	$5,742	$34,385	$26,623

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SEGMENT PROFIT:
Well enhancement services	$(746)	$(129)	$6,553	$4,900
Water transfer services	(16)	(24)	(28)	(258)
Water hauling services	(95)	110	(297)	(229)
Unallocated and other	(141)	(216)	(467)	(603)
Total Segment Profit	$(998)	$(259)	$5,761	$3,810

Well Enhancement Services

Well Enhancement Services, which accounted for 72% of total revenues for the three months ended September 30, 2018, decreased $833,000, or 21%, to $3.2 million compared to $4.0 million for the three months ended September 30, 2017. This segment, which accounted for 86% of total segment revenues for the nine months ended September 30, 2018,  and its revenues increased $7.7 million, or 35%, to $29.5 million compared to $21.8 million for the nine months ended September 30, 2017. For the three month period, a significant amount of rainfall in South Texas negatively impacted our revenue and segment profit results. For the nine month period, increased demand for services due to improved industry conditions led to increased activity with our customer base.

Frac water heating revenues decreased for the three months ended September 30, 2018 by $93,000, or 65%, to $49,000 compared to $142,000 for the three months ended September 30, 2017. Frac water heating revenues increased for the nine months ended September 30, 2018 by $6.8 million, or 63%, to $17.7 million compared to $10.8 million for the nine months ended September 30, 2017. The third quarter is historically the weakest quarter for this service line, which depends on colder temperatures more than our other service offerings. For the nine months ended September 30, 2018, improved industry conditions including relatively stable commodity prices and increased drilling rig activity increased demand for our services. Particularly strong gains occurred from the Marcellus Shale and Utica Shale formations in Pennsylvania, due to increased activity and colder temperatures as well as general industry activity in the region.

Hot oil revenues for the three months ended September 30, 2018 decreased approximately $205,000, or 8%, to $2.2 million compared to $2.4 million for the three months ended September 30, 2017. Hot oil revenues for the nine months ended September 30, 2018 increased approximately $628,000, or 8%, to $8.7 million from $8.1 million compared to $8.0 million for the nine months ended September 30, 2017. Results during the three months ended September 30, 2018 were impacted by significant rainfall in South Texas.  Hot oil service revenues from our expansion of service in the Eagle Ford combined with increased revenues in the DJ Basin and North Dakota due to improved commodity prices were the primary reasons for the increases in revenue in the nine months ended September 30, 2018, over last year.

Acidizing revenues for the three months ended September 30, 2018 decreased by approximately $203,000, or 25%, due to delays in establishing a presence in new markets, following a reallocation of our equipment out of  certain basins where we believe demand was waning. Acidizing revenues for the nine months ended September 30, 2018 increased by approximately $385,000, or 19%, due to an overall increase in demand for service work, in addition to our performing several large individual projects for a customer in Texas.

Segment profits for our core well enhancement services decreased by $617,000, to a loss of $746,000 for the three months ended September 30, 2018 compared to a segment loss of approximately $129,000 in the same period in 2017, due primarily to a reduction in revenue for the segment described above, and was also negatively impacted by an approximate $267,000 increase is costs related to our previous, partially self-insured employee health insurance plan. The significant majority of this increase related to actual claims costs incurred pursuant to claims covered by our previous insurance company, which resulted in increases in reserve requirements and cash payments by us. Previously, we had deferred a portion of such reserve payments, and incremental claim activity during the three months ended September 30, 2018 caused us to expense a portion of the deferred amount. Segment profits for our core well enhancement services increased by $1.7 million, to a profit of $6.6 million for the nine months ended September 30, 2018 compared to a segment profit of approximately $4.9 million in the same period in 2017, due primarily to increased revenues, as described above, which were achieved without a corresponding increase in our fixed costs, but offset by costs related to the workers compensation claim described above.

Water Transfer Services

For the three months ended September 30, 2018, Water Transfer Services accounted for 14% of total revenue, and decreased by approximately $164,000, or 21%, to $634,000. The decrease in revenue was attributable to continued challenges in in finding adequate work for our water transfer assets throughout the period. For the nine months ended September 30, 2018, Water Transfer Services accounted for 7% of total revenue, and increased by approximately $702,000, or 38%, to $2.6 million. We consider the water transfer services segment to be an opportunity to grow our business with both new and existing customers and believe it offers opportunity to alleviate the level of seasonality we have historically experienced despite the decrease in revenue experienced quarter over quarter in the third quarter of 2018 versus the third quarter of 2017.

Water Transfer segment loss for the three months ended September 30, 2018 was approximately $16,000, compared to a loss of approximately $24,000 for the comparable period in 2017. Water Transfer segment loss for the nine months ended September 30, 2018 was approximately $28,000, compared to a loss of approximately $258,000 for the comparable period in 2017. The decrease in the loss was due to significantly higher revenues as we obtained new customer projects in 2018 without a corresponding increase in fixed costs.

Water Hauling Services

For the three months ended September 30, 2018, water hauling service revenues decreased approximately $273,000, or 30%, for the nine months ended September 30, 2018, water hauling service revenues decreased approximately $340,000, or 13% primarily due to lower water hauling revenues in our Central USA region due to scaled back service work and the cessation of certain low margin accounts.

Enservco incurred segment loss of approximately $95,000 for the three months ended September 30, 2018 compared to segment profit of approximately $110,000 for the comparable period in 2017. The Company recorded a segment loss of approximately $297,000 for the nine months ended September 30, 2018 compared to segment loss of approximately $229,000 for the comparable period in 2017. The three and nine months ended September 30, 2017 included a $250,000 accrual for costs related to a workers' compensation claim related to an injury sustained by an employee in our water hauling subsidiary. Segment revenues during the three months ended September 30, 2017 were also negatively impacted by heavy rains.

Unallocated and Other

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers and safety compliance with responsibilities for all segments. These costs also include costs relating to our construction services work in 2017, which we no longer consider a reportable segment.

During the three months ended September 30, 2018, unallocated segment costs related to our regional managers decreased by approximately $75,000, or 35%, to approximately $141,000 compared to $216,000 for the comparable period in 2017, primarily due to the reclassification of costs relating to our formal business development efforts from functional support into selling, general and administrative expenses, and from the departure of one of our area managers during 2018. During the nine months ended September 30, 2018, unallocated segment costs related to our regional managers decreased by approximately $136,000, or 23%, to approximately $467,000 compared to $603,000 for the comparable period in 2017 due to the departure of one of our regional managers and the fact that expenses associated with personnel costs related to our sales effort are classified as Sales, general, and administrative expenses in the current year and were classified as functional support in the prior year.

Geographic Areas

The Company operates solely in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
BY GEOGRAPHY
Rocky Mountain Region (1)	$2,049	$2,797	$20,230	$18,011
Central USA Region (2)	2,236	2,665	11,012	7,935
Eastern USA Region (3)	187	280	3,143	677
Total Revenues	$4,472	$5,742	$34,385	$26,623

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana). Heat Waves and HWWM operate in this region.
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

Revenues in the Rocky Mountain Region decreased approximately $748,000, or 27%, to $2.0 million for the three months ended September 30, 2018 primarily due to personnel turnover in the business development function. Revenues in the Rocky Mountain Region increased approximately $2.2 million, or 12%, to $20.2 million for the nine months ended September 30, 2018. The increase in revenues were primarily driven by an increase in activity in the DJ Basin and Bakken area.

Revenues in the Central USA region for the three months ended September 30, 2018 decreased by approximately $429,000, or 16%, to $2.2 million, compared to the same period in 2017. Revenues in the Central USA region for the nine months ended September 30, 2018 increased by approximately $3.1 million, or 39%, to $11.0 million, compared to the same period in 2017 primarily due to equipment down time related to facilities realignment and associated turnover of hot oiling and acidizing personnel, as well as the impact of two weeks of record rainfall. The increase in revenues was primarily driven by the expansion of our services into the Eagle Ford Shale and Austin Chalk.

Revenues in the Eastern USA region decreased approximately $93,000, or 33%, to approximately $187,000 for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a reduction in services performed for a non-energy customer in 2017. Revenues in the Eastern USA region increased approximately $2.5 million, or 364%, to approximately $3.1 million for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in revenues was driven by increased service work in the Marcellus Basin due to increased activity levels and colder temperatures in 2018.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during our “heating season”, are significantly higher than our revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings also changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) typically decrease as a percentage of total revenues which are in higher demand in the colder winter months, Water Transfer and Water Hauling services and other services increase. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated 69% of its 2017 revenues during the first and fourth quarters compared to 31% during the second and third quarters of 2017.

Sales, General, and Administrative Expenses:

During the three months ended September 30, 2018, sales, general, and administrative expenses increased approximately $53,000, or 5% to $1.2 million compared to the same period in 2017 primarily due to an increase related to our business development team partially offset by a reduction in stock compensation expense. During the nine months ended September 30, 2018, sales, general, and administrative expenses increased approximately $380,000, or 11% to $3.8 million compared to $3.4 million in the same period in 2017, primarily due to increased personnel costs related to the buildout of the Company's business development team, partially offset by a decrease in stock compensation expense.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased to $2,000 from $29,000 for the three months ended September 30, 2018. Patent litigation and defense costs decreased to $77,000 from $96,000 for the nine months ended September 30, 2018. As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on July 20, 2015 to stay the Company’s case with HOTF pending an appeal of a 2015 judgment by a North Dakota Court invalidating the ‘993 Patent. In July of 2018, HOTF requested that the Federal Circuit reconsider its May 4, 2018 judgment. On August 6, 2018 the Federal Circuit Court denied HOTF's request for a rehearing. As a result, litigation and defense costs have been minimal since July 2015.

Enservco and Heat Waves deny that they are infringing any valid, enforceable claim of the asserted HOTF patents, and intend to continue to vigorously defend themselves in the Colorado Case and challenge the validity and/or enforceability of these patents should the lawsuit resume. The Company expects associated legal fees to be minimal going forward until the Colorado Case is resumed. If HOTF does not petition the U.S. Supreme Court, the Colorado Case will re-open and may resume.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended September 30, 2018 decreased $135,000, or 8%, from the same period in 2017 due to equipment becoming fully depreciated. Depreciation and amortization expense for the nine months ended September 30, 2018 decreased $200,000, or 4%, from the same period in 2017 due to equipment becoming fully depreciated.

Income (Loss) from operations:

For the three months ended September 30, 2018, the Company recognized loss from operations of $3.7 million compared to loss from operations of $3.1 million for the comparable period in 2017. For the nine months ended September 30, 2018, the Company recognized loss from operations of $3.4 million compared to a loss from operations of $5.4 million for the comparable period in 2017. The improvement of $2.0 million was primarily due to a $2.0 million increase in segment profits, partially offset by the increase in Sales, General, and Administrative Expenses.

Interest Expense:

Interest expense decreased approximately $128,000, or 21%, for the three months ended September 30, 2018, compared to the same period in 2017. Interest expense for the nine months ended September 30, 2018 decreased approximately $327,000 primarily due to $255,000 of accelerated amortization expense of debt issuance costs during the nine months ended September 30, 2017 related to the reduction in term of the PNC credit facility. Interest expense for the nine months ended September 30, 2018 included the acceleration of subordinated debt discount of approximately $48,000 related to a paydown of a portion of the subordinated debt balance.

Other expense (income):

Other income for the three months ended September 30, 2018 was approximately $38,000 compared with other expense of approximately $264,000 for the same period in 2017. The decrease was primarily driven by losses recognized on the change in fair value of our now-retired warrant liability, while 2018 was mostly comprised of an increase in the fair value of our interest rate swap. Other expense of approximately $467,000 during the nine months ended September 30, 2018 was comprised of the loss on the fair value of our now-retired warrant liability partially offset by an increase in the fair value of our derivative swap instrument and other income. Other expense of approximately $222,000 during the nine months ended September 30, 2017 was mostly comprised of the unrealized loss on the warrant liability.

Income Taxes:

As of December 31, 2017, the Company had recorded a full valuation allowance on a net deferred tax asset of $1.5 million. Our income tax provision of $420,000 for the nine months ended September 30, 2018 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. During the nine months ended September 30, 2017, the Company recorded an income tax benefit of approximately $2.4 million. Our effective tax rate was approximately 0% for the nine months ended September 30, 2018, and 33% for the nine months ended September 30, 2017, respectively. Our effective tax expense in 2017 approximates the federal statutory rate at the time of the filing of our Form 10-Q for the three and nine months ended September 30, 2017.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA*
Net Loss	$(4,108)	$(2,509)	$(5,349)	$(4,986)
Add Back (Deduct)
Interest expense	471	599	1,482	1,809
Provision for income tax (benefit) expense	-	(1,415)	32	(2,407)
Depreciation and amortization	1,483	1,618	4,669	4,869
EBITDA*	(2,154)	(1,707)	834	(715)
Add back (Deduct)
Stock-based compensation	103	126	291	572
Patent litigation and defense costs	2	29	77	96
Severance and transition costs	-	16	633	784
(Gain) on disposal of equipment	-	-	(53)	-
Acquisition-related expenses	38	-	38	-
Other (income) expense	(38)	264	467	222
Adjusted EBITDA*	$(2,049)	$(1,272)	$2,287	$959

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended September 30, 2018 decreased by approximately $777,000 due primarily to various increases in costs (in certain cases, not related to the increase in activity) that had a negative impact on our profitability. Adjusted EBITDA for the nine months ended September 30, 2018 increased by approximately $1.3 million, due primarily to the increase in segment profits from well enhancement and water transfer services partially offset by the increase in sales, general, and administrative expenses discussed above.

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

As of September 30, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	For the Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in) operating activities	$5,664	$(552)
Net cash used in investing activities	(1,363)	(1,163)
Net cash (used in) provided by financing activities	(4,653)	1,574
Net Decrease in Cash and Cash Equivalents	(352)	(141)

Cash and Cash Equivalents, Beginning of Period	391	621

Cash and Cash Equivalents, End of Period	$39	$480

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Current Assets	$4,730		$13,653
Total Assets	$31,809		$44,250
Current Liabilities	$2,159		$5,647
Total Liabilities	$26,792		$36,025
		$
Stockholders’ Equity	$5,017		$8,225

Working Capital (Current Assets net of Current Liabilities)	$2,571		$8,006

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At September 30, 2018, we had approximately $39,000 in cash and cash equivalents and approximately $2.8 million available under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

 As of September 30, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $22.6 million with a weighted average interest rate of 5.70% per year for $21.5 million of outstanding LIBOR Rate borrowings (which includes the effect of our interest rate swap agreement described below) and 7.0% per year for the approximately $1.1 of outstanding Prime Rate borrowings. The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment.

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

Interest Rate Swap

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank (the "2018 Swap") in order to hedge against the variability in cash flows from future interest payments related to the New Credit Facility. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us, and a floating rate payment equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations.

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

During the three months ended September 30, 2018, the fair market value of the swap instrument increased by approximately $33,000 and resulted in an increase in other income. During the nine months ended September 30, 2018, the fair market value of the swap instrument increased by approximately $64,000 and resulted in an asset being recorded and an increase in other income.

In connection with the termination of the 2014 Credit Agreement, during the three months ended September 30, 2017, we terminated the interest rate swap agreement with PNC. The cost to terminate the interest rate swap was approximately $90,000, and we recorded the difference between the cost to terminate the swap and the valuation of the swap of approximately $18,000, as of June 30, 2017, as additional interest expense during the three months ended September 30, 2017.

During the three months ended September 30, 2017, the fair market value of the 2015 Swap instrument decreased by approximately $11,000 and resulted in an increase to the liability and an increase in other expense. During the nine months ended September 30, 2017, the fair market value of the swap instrument increased by approximately $19,000 and resulted in a decrease to the liability and a reduction in interest expense.

Liquidity:

As of September 30, 2018, our available liquidity was $2.8 million, which was substantially comprised of $2.8 million of availability on the New Credit Facility (at certain times subject to a covenant requirement that we maintain $1.5 million of available liquidity) and $39,000 in cash. We utilize the New Credit Facility to fund working capital requirements, and during the nine months ended September 30, 2018, we made net cash payments to repay amounts due pursuant to the New Credit Facility of approximately $4.5 million, and additionally received approximately $103,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Working Capital:

As of September 30, 2018, we had working capital of approximately $2.6 million compared to working capital of $8.0 million as of December 31, 2017, primarily attributable to the year-end accounts receivable balance which was higher due to higher frac water heating revenues in the fourth quarter of 2017.

Deferred Tax Asset, net:

As of September 30, 2018, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the nine months ended September 30, 2018, cash provided by operating activities was approximately $5.7 million compared to $552,000 in cash used in operating activities during the comparable period in 2017. The increase was attributable to (i) the increase in cash flows provided by the monetization of accounts receivable during the nine months ended September 30, 2018 compared to the comparable period in 2017, and (ii) the decrease in Loss Before Tax Expense (Benefit) related to improved operating results.

Cash flow from Investing Activities:

Cash used in investing activities during the nine months ended September 30, 2018 was approximately $1.4 million, compared to $1.2 million during the comparable period in 2017, primarily due to an increase in the purchase of and maintenance to trucks and vehicles, and the purchase of water transfer equipment related to an increase in our pipeline of potential water transfer opportunities.

Cash flow from Financing Activities:

Cash used in financing activities for the nine months ended September 30, 2018 was $4.7 million compared to $1.6 million in cash provided by financing activities for the comparable period in 2017. During the nine months ended September 30, 2018, due to increased receipts of cash from operations, the Company made higher net payments to its revolving credit facility than during the comparable period in 2017.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have experienced an increase in such demand due to the fairly stable oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our 2018 financial results, to date, reflect our improved operational execution in response to this increased demand, and we are optimistic about the prospects for the remainder of 2018. Our long-term goals include driving increased utilization of our assets, an optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permits. We will continue to explore adding high margin services that diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of September 30, 2018 consist primarily of scheduled principal payments under certain term loans and operating leases. We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020; however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to successfully integrate the operations of Adler could materially increase our costs with a resulting negative effect on our results of operations.

Our recent acquisition of Adler Hot Oil Service, LLC will require an integration of its operations into our Company. While we are optimistic about the integration of Adler into the Company, we may experience unforeseen delays and operational issues in seeking to complete the integration. These unforeseen circumstances could include employee turnover, significant management time devoted to the integration, loss of Adler customers, as well as discovery of unanticipated liabilities. Any of these factors could have a material adverse effect on the Company’s operations, revenues and liquidity. In addition, the Company has financed a significant portion of the Adler acquisition through payment of a note to the Seller. This note will be payable regardless of the results of operations and the combined companies and could have a significant negative effect on our liquidity.

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

ENSERVCO CORPORATION

Date: November 14, 2018	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: November 14, 2018	/s/ Dustin Bradford
Dustin Bradford, Principal Financial Officer and Chief Financial Officer