Form 10-K
period 2018-12-31
Enservco Corp
filed 2019-03-28
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-36335

ENSERVCO CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 18th Street, Suite 1925N Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.005 par value	NYSE American

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $47.2 million based upon the closing sale price of the Registrants Common Stock of $1.16 as of June 29, 2018, the last trading day of the registrants most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2019, there were 54,369,829 shares of the Enservco Corporation’s common stock outstanding.

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

All statements, other than statements of historical facts, contained in this annual report are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, among others, the risks set forth in the section of this annual report entitled “Risk Factors” and elsewhere throughout this annual report, as well as the following factors:

●	Our capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
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

●	the geographical diversity of our operations which, while expected to diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;
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

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services) and water transfer services. The Company owns and operates a fleet of more than 450 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale area in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas, and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

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

The Company’s executive (or corporate) offices are located at 999 18th Street, Suite 1925N, Denver, CO 80202. Our telephone number is (303) 333-3678, and our facsimile number is (720) 974-3417. Our website is www.enservco.com.

Corporate Structure

The below table provides an overview of the Company’s current subsidiaries and their activities.

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC ("Adler")	Delaware	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Dillco Fluid Service, Inc. ("Dillco")	Kansas	100% by Enservco	Operations discontinued during 2018.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Water Transfer and Water Treatment Services.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

On October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Adler Hot Oil Holdings, LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company acquired all of the outstanding membership interests of Adler Hot Oil Service, LLC, a Delaware limited liability company (“Adler”) for a gross aggregate purchase price of $12.5 million, subject to customary purchase price adjustments (the “Transaction”). Certain former members of Adler are also parties to the Agreement. Adler is a provider of frac water heating and hot oiling services, whose assets consist primarily of vehicles and equipment, with a complementary base of customers in several oil and gas producing basins where the Company operates.

Overview of Business Operations

Enservco primarily conducts its business operations through its principal operating subsidiaries (Heat Waves, HWWM, and Adler), which provide oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, water transfer, bacteria and scale treatment, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. As described in the table above, certain assets utilized by Heat Waves, HWWM, and Adler in their business operations are owned by other subsidiary entities. The Company currently operates in the following geographic regions:

●	Rocky Mountain Region, including eastern Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins), northwestern New Mexico (San Juan Basin), and western North Dakota and eastern Montana (Bakken area). The Rocky Mountain Region operations are deployed from Heat Waves’ and Adler's operations centers in Killdeer, ND, Williston, ND; Rock Springs, WY, Douglas, WY, and, Platteville, CO.

●	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, PA.

●	Central USA Region, including the Texas panhandle, and northwestern Oklahoma, and the Eagle Ford Shale in south Texas. The Central USA Region operations are deployed from operations centers in Okarche, OK; and Jourdanton, TX.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. These strategies are exemplified by these activities:

(1)	From 2014 through 2016, the Company spent approximately $33.7 million for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and during 2018, acquired the outstanding membership interests of Adler Hot Oil Services, LLC, a provider of frac water heating and hot oiling services, for a gross aggregate purchase price of approximately $12.5 million.

(2)

To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September 2011 Heat Waves extended its services into the D-J Basin / Niobrara formation and the Bakken formation through opening new operation centers in southern Wyoming and western North Dakota, respectively. In late 2012 the Company expanded its operations, through its Pennsylvania operation center, into the Utica Shale formation in eastern Ohio. Also, in early 2015 the Company expanded its operations into the Eagle Ford formation through opening a new operations center in southern Texas. In early 2019, the Company expanded operations in the Powder River Basin by opening a new operations center in Douglas, Wyoming.

(3)	To expand its services, in January 2016, Enservco acquired various water transfer assets for approximately $4.3 million in order to provide water transfer services to its customers in all of its operating areas.

(4)	During 2018, we acquired Adler Hot Oil Service, LLC in order to expand our market share in the Bakken formation, DJ Basin, and Marcellus/Utica shale formation.

During 2018, relatively stable commodity prices and rig activity in North America resulted in modest increases in production and completion activities by our customers, which led to generally stronger demand for our services. While demand and pricing for the services we provide remain below levels we experienced before the industry downturn that began in the last half of 2014, we believe current activity levels will support continued modest improvement in both metrics. The Company has reacted to increases in demand by allocating resources to our most active customers and basins, as we focus on increasing utilization levels and optimizing the deployment of our equipment and workforce, and maintaining a high service quality and safety record. The recent market recovery has also allowed us to compete on the basis of the quality and breadth of our service offerings, as our customers focus on optimization in production. As of March 15, 2019, we had approximately $35.2 million outstanding and $1.6 million available under our revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

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

These services consist of frac water heating, hot oiling and acidizing. Heat Waves also provides some water hauling and well site construction services. Heat Waves’ operations are currently in the major oil and natural gas areas in Colorado, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming.

HWWM. HWWM provides water transfer services and equipment rental to customers in the oil and natural gas industry. Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a well, pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities.

Adler. Adler provides frac water heating, hot oiling, and ancillary services to major oil and natural gas companies in Colorado, North Dakota, Ohio, and Pennsylvania. Adler was established as a Delaware Limited Liability Company on September 25, 2013.

Areas of Operations

The following map shows the primary areas in which the Company currently operates.

Business Segments

Enservco, through its operating subsidiaries, provides a range of services to owners and operators of oil and natural gas wells in the following business segments.

Well Enhancement Services

The Company’s well enhancement services consist of frac water heating, acidizing, hot oiling services, and pressure testing. These services are provided primarily by Heat Waves and Adler which, as of December 31, 2018 utilized a fleet of 246 custom designed trucks and other related equipment. Heat Waves’ operations are currently in northwestern Oklahoma, Texas panhandle, Wyoming (Niobrara), Colorado (D-J Basin), southwestern Pennsylvania/northwestern West Virginia (Marcellus Shale), eastern Ohio (Utica Shale), western North Dakota and eastern Montana (Bakken formation), and southern Texas (Eagle Ford Shale). Well enhancement services accounted for approximately 91% and 94% of the Company’s total revenues for fiscal years ended December 31, 2018 and 2017, respectively.

Frac Water Heating – Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2018, Heat Waves and Adler owned and operated a fleet of 80 frac heaters designed to heat large amounts of water.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2018, Heat Waves owned and operated a fleet of 7 acidizing units, each of which consist of a specially designed acid pump truck and an acid transport trailer.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oil truck and then pumping it down the casing and back up the tubing to remove the deposits. As of December 31, 2018, Heat Waves and Adler owned and operated a fleet of 73 Hot Oiling units. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

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

Water Transfer Services

 Water Transfer Services – Water transfer entails using high and low volume pumps, lay flat hose, aluminum pipe and manifolds to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or storage facility to frac tanks at drilling locations to be used in connection with fracking activities. Water transfer differs from water hauling in that water transfer is typically used in connection with well completion activities and involves moving water via pumps, hoses and pipes whereas water hauling involves moving water via bobtail trucks or water transports for either service or completion work. Water transfer services accounted for approximately 9% and 6% of the Company’s total revenues for fiscal 2018 and 2017, respectively.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by these entities are subject to security interests from the company's Loan and Security Agreement with its bank lender.

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

The Company’s competition primarily consists of small and large regional or local contractors. The Company attempts to differentiate itself from its competition in large part through its range, availability, and quality of services it has the capability to provide. The Company invests a significant amount of capital into purchasing, developing, and maintaining a fleet of trucks and other equipment that are critical to the services it provides. Further, the Company concentrates on providing services to a diverse group of major and independent oil and natural gas companies in a number of geographical areas. We believe we have been successful using this business model and believe it will enable us to grow our business in the event the oil and gas industry has continuing need for the type of service we provide.

Dependence on One or a Few Major Customers

The Company serves numerous major and independent oil and natural gas companies that are active in our core areas of operations.

As of December 31, 2018, no single customer comprised more than 10% of the Company’s accounts receivable balance. Revenues from one customer represented approximately 10% of total revenues for the year ended December 31, 2018.

While the Company believes its equipment could be redeployed in the current market environment if it lost any material customers, such loss could have an adverse effect on the Company’s business until the equipment is redeployed. We believe that the market for the Company’s services is sufficiently diversified that it is not dependent on any single customer or a few major customers. Further, the Company believes that if our customers shift production from any of the geographies in which we operate, we could effectively re-deploy our equipment into other geographies.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2018, approximately 70% of revenue was earned during the first and fourth fiscal quarters. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process. We have other patent applications pending regarding other procedures used in our process of heating frac water. Further, Adler has been issued three United States patents and one Canadian patent and has two United States patents pending related to aspects of the frac water heating process. We are aware that one unrelated company has been awarded four patents related, in part, to a process for heating of frac water. For a further discussion of this, see Item 3 – Litigation, below.

Government Regulation

The Company and its subsidiaries are subject to a variety of government regulations ranging from environmental to Occupational Safety and Health Act ("OSHA") to the Department of Transportation. Our operations are also subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. These federal, state, and local laws and regulations relating to protection of the environment, wildlife protection, historic preservation, and health and safety are extensive and changing. The trend in environmental legislation and regulation is generally toward stricter standards, and we expect that this trend will continue as governmental agencies issue and amend existing regulations. Failure to comply with these laws and regulations as they currently exist or may be amended in the future may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting activities. Adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. The Company does not believe that it is in material violation of any regulations that would have a significant negative impact on the Company’s operations.

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

Regulations in the states in which the Company owns and operates water injection wells (Oklahoma) require us to obtain a permit to operate each of our disposal wells. The applicable regulatory agency may suspend or modify one of our permits if the Company’s well operations are likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

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

We are also subject to a number of federal and state laws and regulations, including OSHA, and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Because our trucks travel over public highways to get to customers’ wells, the Company is subject to the regulations of the Department of Transportation. These regulations are very comprehensive and cover a wide variety of subjects from the maintenance and operation of vehicles to driver qualifications to safety. Violations of these regulations can result in penalties ranging from monetary fines to a restriction on the use of the vehicles. Under regulations effective July 1, 2010, an uncured violation of regulations could result in a shutdown of all of the vehicles of Heat Waves, Adler, or HWWM. The Company does not believe it is in violation of Department of Transportation regulations at this time that would result in a shutdown of vehicles.

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

Employees

As of February 28, 2019, the Company employed 231 full time employees. Of these employees, 149 are employed by Heat Waves, 29 by Adler, 36 by HWWM, and 17 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

Available Information

We maintain a website at http://www.enservco.com. The information contained on, or accessible through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC.

In addition, we maintain our corporate governance documents on our website, including our:

●	Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures,
●	Insider Trading Policy,
●	Audit Committee Charter,
●	Compensation Committee Charter,
●	Trading Blackout Policy, and
●	Related Party Transaction Policy.

ITEM 1A. RISK FACTORS

An investment in our common stock may be considered speculative and involves a high degree of risk, including among other items the risk factors described below. These risk factors are intended to generally describe certain risks that could materially affect the Company and its current business operations and activities.

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

We anticipate that a component of our growth strategy may be to make geographically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected regional markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our common stock.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While the we intend to commit significant resources to ensure that it conducts comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. In particular, it is important that we be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

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

Further, during the winter months, our customers may delay operations or we may not be able to operate or move our equipment between locations during periods of heavy snow, ice or rain, and during the spring some areas impose transportation restrictions due to muddy conditions caused by spring thaws.

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

We operate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.

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

Companies in our industry, including us, are dependent upon the available labor pool of skilled workers. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain skilled personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future or we may not be able to reduce wages when demand and pricing falls, and such changes could have a material adverse effect on our business, financial condition and results of operations.

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

On December 22, 2017, legislation referred to as the Tax Act was signed into law. The Tax Act is generally effective for taxable years beginning after December 31, 2017. The Tax Act includes significant amendments to the Internal Revenue Code, including amendments that significantly change the taxation of business entities, including the deductibility of interest. Some of the amendments could adversely affect our business and financial condition, including by limiting our ability to realize tax benefits from our NOLs, however we expect that, ultimately, the reduction of the federal corporate tax rate from 35% to 21% should be beneficial to us.

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which has suffered significant price volatility since July 2014, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices since July 2014 (when prices were at approximately $100 per barrel) have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, many exploration and production companies substantially reduced drilling programs at times and required service providers to make pricing concessions. Over the two years ended December 31, 2017, we offered pricing concessions to a number of customers. Typically, these concessions have been made with the intent to maintain existing service volumes and/or develop additional business.

Industry conditions and specifically the market price for crude oil and natural gas are influenced by numerous domestic and global factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, weather conditions, political instability in oil and natural gas producing countries and perceived economic conditions. The volatility of the oil and natural gas industry and the consequent impact on commodity prices as well as exploration and production activity could adversely impact the level of drilling and activity by many of our customers. Where declining prices lead to reduced exploration and development activities in our market areas, the reduction in exploration and development activities also may have a negative long-term impact on our business. Several month periods of low oil and natural gas prices may result in increased pressure from our customers to make additional pricing concessions in the future and may impact our borrowing arrangements with our principal bank. There can be no assurance that the prices we charge to our customers will return to former levels experienced in 2014.

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore, there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of our service areas, particularly in Colorado. The Colorado legislature is considering a bill that in our view would significantly restrict oil and gas drilling in Colorado, thereby negatively affecting our revenues. These activities may make oil and gas investment and production less attractive.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices also drives demand for production maintenance and completion services. Oil and gas prices, as well as demand for our services, also depend upon other factors that are beyond our control, including the following:

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

On going volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience demand volatility. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry, there are a number of political and economic pressures negatively impacting the economics of continuing production from some existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. We believe that these cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services, and will continue to result in a reduction in the demand for our services, the rates we can charge, and equipment utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Ian Dickinson, Kevin Kersting or Dustin Bradford, could disrupt our operations. Although we have entered or intend to enter into employment agreements with Messrs. Dickinson, Kersting and Bradford, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our top five customers accounted for approximately 36% and 43% of our total annual revenues for 2018 and 2017, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

While we believe our equipment could be redeployed in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed. We believe that the market for our services is sufficiently diversified that it is not dependent on any single customer or a few major customers.

Demand for the majority of our services is substantially dependent on the levels of expenditures by the domestic oil and natural gas industry. We have no influence over our customers’ capital expenditures. On-going economic volatility could have a material adverse effect on our financial condition, results of operations and cash flows.

Over the last several years, oil prices have experienced significant swings. Significant and sustained price declines have historically caused many of our customers to reduce or delay their oil and natural gas exploration and production spending, which consequently resulted in decreased demand for our services, and exerted downward pressure on the prices we charged for our services and products.

Also, an environment of increasing oil and natural gas prices can lead to increasing costs of exploring for and producing oil and natural gas. Though the addition of frac stimulation into the domestic oil and gas industry has somewhat reduced the overall costs of producing oil and natural gas, the price of drill rigs, pipe, other equipment, fluids, and oil field services and the cost to companies like us of providing those services, has generally increased along with increases in oil and natural gas prices. The reduction in cash flows experienced by our customers during periods of lower oil and natural gas prices and the increase of the costs of exploring for and producing oil and natural gas as noted above could have significant adverse effects on the financial condition of some of our customers. This could result in project modifications, delays or cancellations, general business disruptions, and delay in, or nonpayment of, amounts that are owed to us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We use hazardous substances and transport hazardous wastes in our operations. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs and penalties, or become the basis of new or increased liabilities that could reduce its earnings and cash available for operations. We believe we are currently in compliance with environmental laws and regulations.

Intense competition within the well services industry may adversely affect our ability to market our services.

The well services industry is intensely competitive. It includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than us. Our larger competitors have greater resources that allow those competitors to compete more effectively than us. Our small competitors may be able to react to market conditions more quickly. The amount of equipment available may exceed demand at some point in time, which could result in active price competition.

We could be impacted by unfavorable results of legal proceedings, such as being found to have infringed on intellectual property rights.

As is the situation with other companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process and in 2017, a second patent was issued. We have other patent applications pending regarding other procedures used in our process of heating frac water. We are aware that one unrelated company (the “Patent Owner”) has been awarded four patents related, in part, to a process for heating of frac water. The Patent Owner is currently in litigation with two different groups of energy companies that are seeking to invalidate the first patent. A North Dakota court has issued a summary judgment that the first patent owned by the Patent Owner is invalid. The same Court also found that this first patent is unenforceable due to inequitable conduct by the Patent Owner and/or the inventor. The Patent Owner has filed an appeal with the U.S. Court of Appeals for the Federal Circuit to appeal this judgment and other adverse judgments and orders by the North Dakota court. As of March 15, 2019, the U.S. Court of Appeals for the Federal Circuit has dismissed this case in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

In October 2014, we were served with a complaint that alleges that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by the Patent Owner including the first patent ruled invalid and unenforceable by the North Dakota Court. The complaint seeks various remedies including injunctive relief and unspecified damages and relates to only a portion of Heat Waves’ frac water heating services. Heat Waves has answered the complaint, denied the Patent Owner’s allegations of infringement and asserted counterclaims asking the Court to find, among other things, that it does not infringe either patent and that both patents are invalid. The Patent Owner has replied to and denied those counterclaims. In July 2015, a Colorado Court granted a joint request by Enservco, Heat Waves and the Patent Owner to stay the case. On March 15, 2019, the U.S. Court of Appeals for the Federal Circuit has dismissed this case in its entirety without any finding of wrongdoing by Enservco or Heat Waves. (See Item 3 – Litigation, for more information about this matter.)

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies, but to the extent not covered, are self-insured by us.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. In addition, in June 2015, we became self-insured under our Employee Group Medical Plan for the first $50,000 per individual participant. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses to us. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

Failure to successfully integrate the operations of Adler could materially increase our costs with a resulting negative effect on our results of operations.

Our recent acquisition of Adler Hot Oil Service, LLC will require an integration of its operations into our operations. While we are optimistic about the integration of Adler, we may experience unforeseen delays and operational issues in seeking to complete the integration. These unforeseen circumstances could include employee turnover, significant management time devoted to the integration, loss of Adler customers, as well as discovery of unanticipated liabilities. Any of these factors could have a material adverse effect on our operations, revenues and liquidity. In addition, we have financed a significant portion of the Adler acquisition through payment of a note to the Seller. Payment of the notes will have a significant negative effect on our liquidity.

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

Anti-fracking initiatives and revisions of applicable state regulations could adversely impact our business.

Some states (including Colorado) and certain municipalities have regulated, or are considering regulating fracking which, if accomplished, could impact certain of our operations. While we do not believe that these regulations and contemplated actions to limit or prohibit fracking have impacted its activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact our business operations and revenues.

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

As of December 31, 2018, we had U.S. federal NOLs of approximately $23.5 million and state NOLs of approximately $27.7 million.

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

As of December 31, 2018, the Company owed approximately $40.4 million to banks, financial institutions, and other parties under various collateralized debt obligations.

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

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various debt service covenants and/or reporting covenants in the business loan agreements or other instruments governing our current or any future indebtedness, we could be in default under the terms of our credit facilities or such other debt agreements.

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

The Company’s agreements with East West Bank impose various obligations and financial covenants on the Company. The outstanding amount under the Amended Loan and Security Agreement, entered into with East West Bank in August 2017 and amended in November 2017 and October 2018 is due in August 2020. The revolving credit agreement with East West Bank has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries.

Further, the related agreements with East West Bank impose various financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, a minimum liquidity ratio at certain times, and limit the Company's ability to make capital investments. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant East West Bank would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan and security agreement. As of December 31, 2018, we were in compliance with all financial covenants.

The variable rate indebtedness with East West Bank subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

The Company’s borrowings through East West Bank bear interest at variable rates, exposing the Company to interest rate risk. As of December 31, 2018, the Company had entered into a hedging arrangement to protect against the interest rate risk associated with a portion of the balance of the senior revolving credit facility.

Our debt obligations, which may increase in the future, may reduce our financial and operating flexibility.

As of December 31, 2018, we had borrowed approximately $33.9 million under our senior revolving credit facility and had approximately $3.0 million of borrowing capacity available under this facility. Additionally, as of December 31, 2018 we owed approximately $6.5 million to other parties pursuant to various secured and unsecured subordinate debt agreements. Although the Company plans to utilize cash flow from operations during the first half of 2019 to reduce our outstanding borrowings, we may incur substantial additional indebtedness in the future. If the Company is unable to reduce debt as planned or new debt or other liabilities are added to our current debt levels, the related risks that we now face would increase.

A high level of indebtedness subjects us to a number of material adverse risks. In particular, a high level of indebtedness may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations. In addition, we may be required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at variable rates. An increase in our interest rates could have an adverse impact on our financial condition, results of operations and growth prospects.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

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

Under our certificate of incorporation, our board of directors is authorized to issue up to 10,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this annual report. Also, our board of directors, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our board of directors causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our board of directors’ ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our board of directors could include voting rights or super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of the corporation, which means that the holders of preferred stock would be entitled to receive the net assets of the corporation distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets. We have no current plans to issue any shares of preferred stock.

The price of our common stock may be volatile regardless of our operating performance, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

The trading price of our common stock may be volatile, and you may not be able to resell your shares at or above the price at which you paid for such shares. Our stock price volatility can be in response to a number of factors, including those listed in this section and elsewhere in this annual report. Many of these volatility factors are beyond our control. Other factors that may affect the market price of our common stock include:

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

In addition, the U.S. securities markets have experienced significant price and volume fluctuations over the past several years. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

Our existing shareholders would experience dilution if we elect to raise equity capital to meet our liquidity needs or finance a strategic transaction.

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

Our common stock has sold and may continue to sell at a price per share well below $1.00. The NYSE American rules contain requirements with respect to continued listing standards, which include, among other things, when it appears to the Board of Directors of the Exchange that “the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on the Exchange inadvisable” (Rule 1002). Rule 1003 also provides that the Exchange will not normally consider removing shares from listing where, like Enservco at the present time, “the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders”.

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

Five stockholders directly and indirectly own approximately 50.1% of the Company’s outstanding common stock and have the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with these stockholders. For so long as these stockholders continue to own a significant percentage of the outstanding shares of the Company common stock, they will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2018. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND(2) ● Shop ● Land	4,000 sq. ft. 6 acres
Hugoton, KS (Dillco) (2) ● Shop/Office/Storage ● Land – shop/office/storage ● Office ● Land – office	9,367 sq. ft. 3.3 acres 1,728 sq. ft. 10 acres

(1) Property is collateral for mortgage debt obligation.

(2) Location not currently used in operations.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Platteville, CO ● Shop ● Land	3,200 sq. ft. 1.5 acres	$3,000	Month-to-month
La Salle, CO ● Shop ● Land	6,000 sq. ft. 3.0 acres	$8,000	January 2021
Fort Lupton, CO ● Land	7.0 acres	$4,500	June 2018
Ault, CO ● Shop	4 Bays in shop	$3,120	Month-to-month
Nunn, CO ● Shop ● Land	5.0 acres	$3,500	Month-to-month
Nunn, CO ● Mobile Office ● Storage	400 sq. ft.	$620	Month-to-month
Eaton, CO ● Office	98 sq. ft.	$210	March 2019
Rifle, CO ● Shop ● Land	2 acres	$1,500	Month-to-month
Rock Springs, WY ● Shop ● Land	10,200 sq. ft. 3 acres	$6,500	Month-to-month
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$7,500	April 2022
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,150	June 2020
Bryan, TX(3) ● Shop ● Land	6,000 sq. ft. 1.6 acres	$5,345	August 2022
Okarche, OK ● Shop ● Land	5,000 sq. ft. 2 acres	$6,000	October 2020
Williston, ND ● Shop ● Office	480 sq. ft. office (20% of facility) 4,760 sq. ft. shop (20% of facility)	$7,000	July 2019
Idaho Falls, ID ● Office	200 sq. ft.	$150	Month-to-month
Vernal, UT ● Office	1,350 sq. ft.	$1,200	Month-to-month
Denver, CO (4) ● Corporate offices	7,352 sq. ft.	$15,976	June 2022
Denver, CO ● Corporate offices	4,021 sq. ft.	$7,854	April 2024

(3)	Company is receiving $5,500 in monthly minimum rent under a sublease agreement for this leased property.
(4)	Company is receiving approximately $10,900 in monthly minimum rent under a sublease agreement for this leased property.
Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

Enservco and Heat Waves were defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleged that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- i.e., the ‘993 Patent and the ‘875 Patent.  In March of 2019, the parties moved to dismiss the Colorado Case.  On March 15, 2019, the Colorado Case was dismissed in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

HOTF dismissed its claims with regard to the ‘993 Patent with prejudice and its claims with regard to the ‘875 Patent without prejudice.  However, HOTF agreed not to sue Enservco or Heat Waves in the future for infringement of the ‘875 Patent based on the same type of frac water heating services offered by Heat Waves prior to and through March 13, 2019.  Heat Waves dismissed its counterclaims against HOTF without prejudice in order to preserve its defenses.

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the ‘993 and ‘875 Patents, but were not part of the Colorado Case.  However, in March of 2015, a North Dakota federal court determined in an unrelated lawsuit (not involving Enservco or Heat Waves) that the ‘993 Patent was invalid. The same court also found that the ‘993 Patent was unenforceable due to inequitable conduct by the patent owner and/or the inventor. The Federal Circuit Court of Appeals later confirmed, among other things, the North Dakota court’s findings of inequitable conduct.  In light of the foregoing, Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of these additional HOTF patents.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol “ENSV”. The table below sets forth the high and low daily closing sales prices of the Company’s Common Stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2018 and 2017, respectively:

	2018		2017
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$1.06	$0.63	$0.62	$0.26
Second Quarter	1.47	0.86	0.47	0.21
Third Quarter	1.23	0.65	0.61	0.28
Fourth Quarter	0.80	0.34	0.77	0.43

The closing sales price of the Company’s common stock as reported on March 15, 2019, was $0.53 per share.

Holders

As of March 15, 2019, there were 445 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2018 or 2017, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2018:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,544,665	(1)	$0.85	6,917,879	(3)

Equity Compensation Plans Not Approved by Security Holders	30,000	(2)	0.70	-

Total	2,574,665		$0.84	6,917,879

(1)

Represents (i) 1,710,499 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 834,166 unexercised options under the Company’s frozen 2010 Stock Incentive Plan (see below for further information).

(2)	Consists of warrants issued in June 2016 to the principals of the Company’s existing investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share.

(3)

Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 2,637,165 options outstanding or exercised under the 2016 Plan and 836,667 of Restricted Stock Award shares outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

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

As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. However, as of December 31, 2018, there were options to purchase 834,166 shares which remain outstanding under the 2010 Plan that were awarded prior to the adoption of the 2016 Plan described below.

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

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 10,391,711 shares through September 29, 2026 (the stated life of the 2016 plan). As of December 31, 2018, there were options to purchase 1,710,499 shares outstanding, 926,666 options had been exercised pursuant to the 2016 Plan, and 836,667 Restricted Stock Award shares outstanding under the 2016 Plan.

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

Other Stock Compensation Arrangements:

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants were exercisable at $0.55 per share for a five-year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. None of these warrants remain outstanding at December 31, 2018.

In June 2017, in connection with a subordinated loan agreement, the Company granted Cross River Partners, L.P. two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants are accounted for as a liability in the balance sheet included in our financial statements included in Part III of this Annual Report on Form 10-K. On June 29, 2018, all of these warrants were exercised, resulting in the issuance of $1,612,902 shares of the Company's common stock, and resulting in proceeds of approximately $500,000 which were used to repay subordinated debt due to Cross River Partners, L. P.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding our results of operations for the years ended December 31, 2018 and 2017, and our financial condition, liquidity and capital resources as of December 31, 2018 and 2017.

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, which contain further detailed information, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company, through its subsidiaries, provides the following oil field services to the domestic onshore oil and natural gas industry – (i) frac water heating, hot oiling, pressure testing, and acidizing (well enhancement services) and (ii) water transfer services. The Company owns and operates through its subsidiaries a fleet of more than 450 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

2018 Highlights

●	Increased Revenues and Segment Profits by 27%
●	Improved EBITDA by $1.1 million
●	Strategically reallocated assets to focus on better performing basins and customers
●	Increased market share through acquisition of Adler
●	Revamped executive team

Executive Summary

In 2018, overall demand for our services increased due to generally stable and modestly improved industry conditions compared to 2017. Our acquisition of Adler in October 2018 enhanced our position for frac water heating and hot oiling services in most of the basins we operate. Relative stability in completion activity, aided by relatively stable oil and gas prices, allowed us to grow relationships with our largest customers by offering bundled services (e.g. frac water heating and water transfer as a combined service), and obtain more commitments from our frac water heating customers through our heating season, and from our water transfer customers for multi-well projects, than we were able to obtain in recent years. During 2018, we also ceased operations of Dillco Fluid Service, Inc. and our Heat Waves location in Kansas, while increasing our presence in the Powder River Basin in eastern Wyoming, due to our outlook for activity levels in each location.

Revenues for 2018 increased $9.9 million, or 27%, over 2017, due to a 23% increase in our core well enhancement revenue.  Higher frac water heating revenues in our Rocky Mountain region, improved demand for hot oil services in the Bakken, and continued expansion of hot oiling and acidizing services in the Eagle Ford all contributed to the increase in well enhancement revenues.  Water transfer revenues were approximately $2.0 million higher than last year due to continued expansion of services.

Segment profits for 2018 improved by approximately $2.0 million or 27%, to profit of approximately $9.5 million from a profit of approximately $7.4 million in 2017 due to improved results from our well enhancement services and the improved results from our water transfer segment. Selling, general, & administrative expenses, excluding severance and transition costs and acquisition-related expenses, increased by approximately $833,000 for the year ended December 31, 2018, compared to 2017, due primarily to the addition of a formal business development team, in addition to increases in compensation costs and benefits. In 2018, the resignations of officer and the Senior Vice President of Operations resulted in Severance and Transition costs of approximately $633,000. Severance and transition costs related to the resignation of two officers of approximately $784,000 were incurred during 2017. Interest expense for 2018 was essentially flat primarily due to $327,000 of accelerated amortization of debt issuance costs related to reduction in term and extinguishment of the credit facility provided by PNC during 2017, being mostly offset by an increase in borrowing costs due to the higher average borrowing balance, which in turn were incurred in connection with the Adler acquisition.

For the year ended December 31, 2018, the Company recognized a net loss of approximately $5.9 million or ($0.11) per share compared to a net loss of $6.9 million or ($0.14) per share last year primarily due to the increase in higher margin well enhancement revenues, partially offset by increases in Selling, general, and administrative costs.

Adjusted EBITDA for the year ended December 31, 2018 was approximately $4.9 million compared to approximately $3.8 million in 2017. Adjusted EBITDA is a non-GAAP number, and for a reconciliation to GAAP, see "Adjusted EBITDA" below.

Industry Overview

During 2018, relatively stable commodity prices and rig activity in North America resulted in modest increases in production and completion activities by our customers, which led to generally stronger demand for our services. While demand and pricing for the services we provide remain below levels we experienced before the industry downturn that began in the last half of 2014, we believe current activity levels should support continued modest improvement in both metrics. The Company has reacted to increases in demand by allocating resources to our most active customers and basins, as we focus on increasing utilization levels and optimizing the deployment of our equipment and workforce, and maintaining a high service quality and safety record. The recent market recovery has also allowed us to compete on the basis of the quality and breadth of our service offerings, as our customers are focused on optimization in production.

The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 1,080 as of December 31, 2018 compared to approximately 930 at December 31, 2017, which translated into increased activity for the year ended December 31, 2018, compared to 2017.

Segment Overview

Enservco’s reportable business segments are Well Enhancement Services and Water Transfer Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments:

Well Enhancement Services: This segment utilizes a fleet of frac water heating units, hot oil trucks and acidizing units to provide well enhancement and completion services to the domestic oil and gas industry. These services include frac water heating, hot oil services, pressure testing, pressure pumping, and acidizing services. This segment includes the results of operations of Heat Waves and Adler.

Water Transfer Services:   This segment utilizes high and low volume pumps, lay flat hose, aluminum pipe and manifolds and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations to be used in connection with well completion activities.

Segment Results:

The following tables set forth revenue from operations and segment profits for the Company’s business segments for the fiscal years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2018	2017
REVENUES:
Well Enhancement Services	$42,759	$34,686
Water Transfer Services	4,160	2,128
Unallocated & Other	-	254

Total Revenues	$46,919	$37,068

	For the Year Ended December 31,
	2018	2017
SEGMENT PROFIT (LOSS):
Well Enhancement Services	$9,907	$8,784
Water Transfer Services	188	(538)
Unallocated & Other	(626)	(803)

Total Segment Profit (loss)	$9,469	$7,443

Well Enhancement Services:

For 2018, well enhancement service revenue increased $8.1 million, or 23%, to $42.8 million. The increased demand for services is due to increased demand for services due to improved industry conditions led to increased activity with our customer base.

Frac water heating revenues for the year ended December 31, 2018 increased 48% to $27.3 million compared to $18.4 million in 2017. Improved industry conditions including higher commodity prices and increased drilling rig activity increased demand for our services over 2017. Our acquisition of Adler allowed us to realize revenue from several customers we did not previously perform significant work for, and allowed us to increase services to other customers, particularly in the Bakken and D-J Basin. We experienced increased demand in the Marcellus Shale and Utica Shale locations in Pennsylvania as general industry activity has increased in the region particularly as compared to the 2016-2017 heating season.

Hot oil revenues for the year ended December 31, 2018 increased 5% to $11.7 million compared to $11.1 million in 2017. Our acquisition of Adler provided for increased revenues in the DJ Basin and North Dakota, and we experienced modest growth in hot oil revenues from our operation in south Texas.

Acidizing revenues for the year ended December 31, 2018 decreased 19% to $2.9 million compared to $3.6 million in 2017. The year-over-year decline was primarily driven by a decline in services performed for two customers based on changes in their maintenance programs, particularly in the Green River Basin and in the Eagle Ford Shale. The declines were partially offset by new customer wins and growth in services performed for other customers and in new geographies. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs to continue to expand our acidizing services across our geographies.

Segment profits for our core well enhancement services increased $1.1 million or 13% in 2018 compared to 2017, due to the increases in revenues described above, which was the result of the redeployment of our fleet into our most active basins, along with certain cost reduction initiatives implemented in the second half of 2018. Some of these initiatives included additional costs incurred during 2018, that are not recurring, such as costs associated with the closure of facilities and re-deployment of our productive assets.

Water Transfer Services:

In January 2016, the Company acquired approximately $4.3 million of water transfer and water treatment assets, with the intent of launching a new water transfer service line. In 2018, we invested an additional $723,000 to augment and increase our asset base. This service is complementary to our frac water heating service in that the frac water we heat is provided by water transfer and allows bundling of these services with our frac water heating services.

For the year ended December 31, 2018, Water Transfer Services accounted for 9% of total revenue, and increased by $2.0 million or 95%, to $4.2 million, due to (i) adding nine new water transfer customers and (ii) expanding the amount of services performed for our largest customers. We believe the water transfer services segment is an opportunity to grow our business with both new and existing customers and believe it offers opportunity to reduce the level of seasonality we have historically experienced.

Water Transfer segment profits for the year ended December 31, 2018, were approximately $188,000, compared to losses of $538,000 in the year ended December 31, 2017. The Company ceased the marketing and conducting proof of concept studies for the new water treatment technology utilized in devices sold under the name of HydroFLOW. As of January 1, 2018, the Company terminated its agreement with HydroFLOW. During the years ended December 31, 2018 and 2017, the Company recognized minimal revenues related to HydroFLOW products.

Unallocated and Other:

Unallocated and other costs include costs which are not specifically allocated to the business segments above including labor, travel, and operating costs for regional managers.

During 2018, unallocated costs decreased 22% to $626,000 compared to $803,000 in 2017, due to a reduction in the number of regional managers employed by the Company.

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2018	2017
BY SERVICE LINE AND GEOGRAPHY:
Well Enhancement Services:
Rocky Mountain Region (1)	$27,582	$23,514
Central USA Region (2)	10,950	9,613
Eastern USA Region(3)	4,227	1,813
Total Well Enhancement Services	42,759	34,940

Water Transfer Services:
Rocky Mountain Region (1)	4,160	2,128
Central USA Region (2)	-	-
Eastern USA Region(3)	-	-
Total Water Transfer Services	4,160	2,128
Total Revenues	$46,919	$37,068

Notes to tables:
(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Southern Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Well enhancement segment revenues in the Rocky Mountain Region increased $4.1 million or 27% for the year ended December 31, 2018, compared to the prior year due to an increase in activity in the DJ Basin and Bakken area and our acquisition of Adler. Water transfer segment revenues increased $2.0 million or 95% for the year ended December 31, 2018 compared to prior year due to (i) adding nine new water transfer customers and (ii) expanding the amount of services performed for our largest customers.

Well enhancement segment revenues in the Central USA region increased approximately $1.3 million or 14% for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to increased frac heating services performed from our Oklahoma location.

Well enhancement segment revenues in the Eastern USA region increased approximately $2.4 million or 133% for the year ended December 31, 2018, compared to the year ended December 31, 2017 primarily due to increased service work in the Marcellus shale formation due to increased activity levels and colder temperatures in early 2018 as compared to early 2017.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating and hot oiling business, revenues generated during the first and fourth quarters of our fiscal year, covering the months during what we call our “heating season,” are significantly higher than revenues earned during the second and third quarters of the year. In addition, the revenue mix of our service offerings also changes among quarters as our Well Enhancement Services (which includes frac water heating and hot oiling) decrease as a percentage of total revenues and Water Transfer Services increase as a percentage of total revenues during the second and third quarters. Thus, the revenues recognized in our quarterly financials in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $35.2 million, or 75%, of its 2018 revenues during the first and fourth quarters of 2018 compared to $11.8 million, or 25%, during the second and third quarters of 2018. In 2017, the Company generated revenues of $26.0 million, or 70%, of its 2017 revenues during the first and fourth quarters of 2017 compared to $11.1 million, or 30%, during the second and third quarters of 2017. While the Company is pursuing various strategies to lessen these quarterly fluctuations by expanding and/or adding non-seasonal service lines, there can be no assurance that we will be successful in doing so. As an example, our acquisition of $4.3 million of water transfer and water treatment assets in early 2016 was an effort to mitigate seasonality. Additionally, in an effort to grow our year-round hot oiling revenues, we recently introduced a commission program in an effort to attract and retain experienced hot oil operators, as these operators are able to retain customers in some cases regardless of which company the operator works for.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $8.3 million or 29% during 2018 compared to 2017, primarily due to the overall increase in service activity in our well enhancement service segment as well as our water transfer division.

Sales, General and Administrative Expenses:

Sales, general and administrative expenses increased approximately $833,000, or 19%, to $5.2 million in 2018 compared to $4.4 million in 2017 primarily due to (i) the full year costs of our business development team (sales efforts were previously performed by our operations managers, whose compensation costs are included within segment expenses) (ii) approximately $224,000 in professional fees incurred in connection with our acquisition of Adler, and (iii) increases in corporate employee compensation costs year over year.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the year ended December 31, 2018 declined to $80,000 compared to $129,000 for 2017. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019 this case was dismissed in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2018 increased approximately $156,000, or 3%, from 2017, primarily due to the acquisition of Adler, partially offset by certain of our equipment becoming fully-depreciated during the year.

Severance and Transition Costs:

During the year ended December 31, 2018, the Company recognized costs of approximately $633,000, related to the departure of a former officer and the former Senior Vice President of Field Operations. The costs incurred primarily consist of payments to the former officer and Senior Vice President of Field Operations, but also include acceleration of stock-based compensation costs. During the year ended December 31, 2017, the Company recognized costs of approximately $784,000, related to the departures of two former officers. The costs incurred were payments to the former officers pursuant to their respective termination agreements and legal and professional costs directly related to the transition to the new management team. In addition, as described above, upon the accelerated vesting of option grants made to one of the former officers, we incurred an incremental $100,000 in stock-based compensation expense.

Income (Loss) from operations:

For the year ended December 31, 2018, the Company recognized a loss from operations of $2.4 million compared to a loss from operations of $3.8 million for 2017. The improvement of $1.4 million was primarily due to a $2.0 million increase in segment profits, partially offset by the increase in Sales, general and administrative expenses discussed above.

Interest Expense:

Interest expense decreased approximately $33,000 or 1%, from 2017. The extinguishment of our previous senior secured credit facility with PNC during 2017, resulted in accelerated recognition of approximately $327,000 of debt issuance costs during 2017. The increase in our average borrowings along with increased interest rates on our floating rate debt, partially offset the decrease from the accelerated charges.

Discontinued Operations:

Loss from discontinued operations decreased approximately $125,000 or 13% from 2017. Loss from discontinued operations for the year ended included an impairment loss on assets held-for-sale of approximately $130,000 partially offset by a gain on disposal of equipment of approximately $129,000.

Income Taxes:

As of December 31, 2018, the Company had recorded a full valuation allowance on a net deferred tax asset of $2.8 million. Our income tax provision of $1.3 million for the year ended December 31, 2018 reduced the amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of approximately $32,000. Income tax expense was approximately $32,000 in 2018, compared to a tax benefit of $561,000 in 2017.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, Adjusted EBITDA (even though a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in the Company's industry.

The following table presents a reconciliation of net income to Adjusted EBITDA for years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2018	2017
EBITDA*
Net Loss	$(5,865)	$(6,893)
Add Back (Deduct)
Interest Expense	2,228	2,261
Provision for income taxes expense (benefit)	32	(561)
Depreciation and amortization (including discontinued operations)	6,264	6,488
EBITDA*	2,659	1,295
Add Back (Deduct)
Stock-based compensation	393	704
Severance and transition costs	633	784
Patent litigation and defense expenses	80	129
Impairment loss on assets held for sale (included in discontinued operations)	130	-
(Gain) loss on sale and disposal of equipment (including discontinued operations)	(237)	18
Acquisition-related expenses	224	-
Other expense	407	463
EBITDA related to discontinued operations	572	363
Adjusted EBITDA	$4,861	$3,756

*Note: See discussion below for use of non-GAAP financial measurements.

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, acquisition-related expenses, patent litigation and defense costs, severance and transition costs, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations improved $1.1 million to $4.9 million for the year ended December 31, 2018 compared to an adjusted EBITDA of $3.8 million for 2017, primarily due to the $2.0 million improvement in segment profit discussed above, partially offset by the increase in sales, general and administrative costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2018 and 2017 and (combined with the working capital table and discussion below) is important for understanding our liquidity (amounts in thousands):

	Years Ended December 31,
	2018	2017

Net cash provided by (used in) operating activities	$1,336	$(3,989)
Net cash used in investing activities	(7,274)	(1,304)
Net cash provided by financing activities	5,804	5,063
Net Decrease in Cash and Cash Equivalents	(134)	(230)

Cash and Cash Equivalents, Beginning of Period	391	621

Cash and Cash Equivalents, End of Period	$257	$391

The following table sets forth a summary of certain aspects of our consolidated balance sheets at December 31, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2018	2017

Current Assets	$13,530	$13,653
Total Assets	49,021	44,250
Current Liabilities	7,452	5,647
Total Liabilities	44,419	36,025
Working Capital (Current Assets net of Current Liabilities)	6,078	8,006
Stockholders’ equity	4,602	8,225

Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and proceeds from equity offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2018, we had approximately $257,000 of cash and cash equivalents and approximately $3.0 million available under our asset based senior revolving credit facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

As described in more detail Note 7 to our consolidated financial statements included in “Item 8. Financial Statements” of this report, on August 10, 2017, we entered into a Loan and Security Agreement (the “2017 Credit Agreement”) with East West Bank (“East West Bank”) which provides for a three-year $30 million senior secured revolving credit facility (the “New Credit Facility”), that replaced the $30 million senior secured revolving credit Facility (the “Prior Credit Facility”) provided under the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”).

The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. We used initial proceeds of approximately $21.8 million to repay all amounts due pursuant to the 2014 Credit Agreement, and pay other closing costs and fees. Upon entering into the 2017 Credit Agreement, we had approximately $4.6 million available under the terms of the agreement.

In connection with the acquisition of Adler Hot Oil Service, LLC, on October 26, 2018 (the "Adler Acquisition"), Enservco and East West Bank entered into a Second Amendment to Loan and Security Agreement and Consent (the “Second Amendment to LSA”), which amended the 2017 Credit Agreement. Pursuant to the Second Amendment to LSA, East West Bank consented to the Adler Acquisition and increased the maximum borrowing limit of the senior secured revolving credit facility provided to Enservco under the Loan Agreement to $37.0 million. Proceeds of $6.2 million from the increased senior secured revolving credit facility were used in the Adler Acquisition to make the cash payments at closing and retire the indebtedness of Adler. In connection with the Second Amendment to LSA the capital expenditure limitation contained within the Loan Agreement was increased to $3.0 million from $2.5 million.

On October 26, 2018, in connection with the Second Amendment to LSA, Adler entered into a Joinder Agreement, pursuant to which Adler was joined as a party to the Loan Agreement.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to the 2014 Credit Agreement that was subsequently converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $0.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1.0 million in subordinated debt to us as required under the terms of our Tenth Amendment to the 2014 Credit Agreement. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. On June 29, 2018, Cross River Partners, L. P. exercised warrants for 1,612,902 shares, and we used proceeds from the exercise of the warrants described above, to repay $500,000 due under the subordinated debt.

As of December 31, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $33.9 million with weighted-average interest rates of 6.02% per year for the $33.0 million of outstanding LIBOR Rate borrowings and 7.25% per year for the $883,000 of outstanding prime rate borrowings.

The 2017 Credit Agreement has certain customary financial covenants and consisted of the following as of December 31, 2018, as described below:

(i)	a minimum fixed charge coverage ratio (as defined, not less than 1.10 to 1.00, measured as of the last day of each month based on trailing twelve-month information);

(ii)	In periods when the trailing twelve-month fixed charge coverage ratio is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the 2017 Credit Agreement and balance sheet cash).

Liquidity:

As of December 31, 2018, our available liquidity was $3.3 million, which was substantially comprised of $3.0 million of availability on the New Credit Facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity in periods where our fixed charge coverage ratio is less than 1.2:1) and $257,000 in cash. We utilize the New Credit Facility to fund working capital requirements and investments, and during the year ended December 31, 2018, we received net cash proceeds from our various lines of credit of approximately $6.8 million, and additionally received $141,000 in non-cash proceeds to fund expenses related to the notes.

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

The Company incurred substantial losses for the years ended December 31, 2018 and 2017 of approximately $5.9 million and $6.9 million, respectively. During 2017, we experienced negative cash flows from operations. While we expect that recent positive industry trends and our focus on increasing the utilization of our assets will allow us to improve our GAAP operating income and cash flows from operations, there is no assurance that we will not continue to incur losses from operations and our liquidity will be negatively impacted as a result.

Working Capital:

As of December 31, 2018, we had working capital of approximately $6.1 million compared to working capital of $8.0 million as of December 31, 2017. The decrease in working capital was primarily attributable to the short term note payable to the seller of Adler, partially offset by a decrease in our other current liabilities as of December 31, 2018, compared to December 31, 2017.

Deferred Tax Asset, net:

As of December 31, 2018, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

Cash provided by operating activities for the year ended December 31, 2018 increased approximately $5.3 million to $1.3 million compared to cash used in operating activities of $4.0 million during 2017, primarily due to (i) the increase in cash provided by the monetization of accounts receivable during the year ended December 31, 2018 compared to 2017, and (ii) the decrease in Loss Before Tax Expense (Benefit) related to improved operating results.

Cash flow from Investing Activities:

Cash used in investing activities for the year ended December 31, 2018 was $7.3 million compared to $1.3 million during 2017. The increase is primarily attributable to the acquisition of Adler, as described in more detail Note 4 to our financial statements included in “Item 8. Financial Statements” of this report. Other investing activities include investments  in water transfer equipment and investments to extend the useful lives of our operating assets, and certain new equipment purchases (primarily within the Water Transfer division). During 2017, the cash used primarily comprised investments made to extend the useful lives of our operating assets and for assets acquired pursuant to our agreement with HydroFLOW.

Cash flow from Financing Activities:

Cash provided by financing activities for year ended December 31, 2018 was $5.8 million compared to $5.1 million for the year ended 2017. During the year ended December 31, 2018, we received proceeds from our revolving credit facility to fund the acquisition of Adler. This increase was partially offset by the Company making higher total payments to its revolving credit facility than during the comparable period in 2017, due to increased receipts from our higher accounts receivable balance at the beginning of 2018 compared to the beginning of 2017.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our increased focus on redeploying our assets into areas where our services are in higher demand. We have seen an increase in such demand due to the increase and relative stability in oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our generally improved financial results in 2018 and 2017 reflect our successful operational execution in response to this increased demand, and we are optimistic about the prospects for 2019 and beyond. Our long-term goals include driving increased utilization of our assets, the optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume and scope of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permit~~s~~. We will continue to explore adding high margin services that~~,~~ diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

The Company’s capital obligations as of December 31, 2018 consists primarily of scheduled principal payments under certain term loans and operating leases. We repaid all amounts due under the 2014 Credit Agreement using proceeds from the 2017 Credit Agreement during 2017. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020, however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Long-Lived Assets:

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the discounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded an impairment charge, included in discontinued operations, of $130,000 related to land and building sold subsequent to December 31, 2018.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2014 through 2018 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2014 to 2018.

Business Combinations.

We utilize the purchase method to account for acquisitions of businesses and assets. The value of the purchase consideration takes into account the degree to which the consideration is objective and measurable such as cash consideration paid to a seller. Pursuant to purchase method accounting, we allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. The purchase price allocations are based on appraisals, discounted cash flows, quoted market prices and estimates by management.

In estimating the fair values of assets acquired and liabilities assumed, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to intangible assets. To estimate the fair values of these assets, we employed the income, market, or a cost approach, as appropriate. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

Stock-based Compensation:

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2018. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Monte Carlo simulation program to determine the fair value of market-based restricted stock awarded in 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Enservco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enservco Corporation (the “Company”) as of December 31, 2018, the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Plante & Moran, PLLC

Denver, CO

March 28, 2019

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Enservco Corporation

Denver, CO

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Enservco Corporation (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

March 28, 2018

Denver, Colorado

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$257	$391
Accounts receivable, net	10,729	11,160
Prepaid expenses and other current assets	1,081	801
Inventories	514	552
Income tax receivable, current	85	57
Current assets of discontinued operations	864	692
Total current assets	13,530	13,653

Property and Equipment, net	33,057	28,312
Goodwill and intangible assets, net	1,580	301
Income tax receivable, non-current	28	57
Other Assets	649	822
Non-current assets of discontinued operations	177	1,105

TOTAL ASSETS	$49,021	$44,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,391	$5,276
Note payable	3,868	-
Current portion of long-term debt	149	182
Current liabilities of discontinued operations	44	189
Total current liabilities	7,452	5,647

Long-Term Liabilities
Senior revolving credit facility	33,882	27,066
Subordinated debt	1,832	2,229
Long-term debt, less current portion	312	252
Warrant liability	-	831
Other liability	941	-
Total long-term liabilities	36,967	30,378
Total liabilities	44,419	36,025

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock. $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $0.005 par value, 100,000,000 shares authorized, 54,389,829 and 51,197,989 shares issued as of December 31, 2018 and December 31, 2017, respectively; 103,600 shares of treasury stock; and 54,286,229 and 51,094,389 shares outstanding December 31, 2018 and December 31, 2017, respectively	271	255
Additional paid-in-capital	21,797	19,571
Accumulated deficit	(17,466)	(11,601)
Total stockholders’ equity	4,602	8,225

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,021	$44,250

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended
	December 31,
	2018	2017

Revenues
Well enhancement services	$42,759	$34,686
Water transfer services	4,160	2,128
Other	-	254
Total revenues	46,919	37,068

Expenses
Well enhancement services	32,852	25,902
Water transfer services	3,972	2,666
Functional support and other	626	1,057
Selling, general and administrative expenses	5,225	4,392
Patent litigation and defense costs	80	129
Severance and transition costs	633	784
(Gain) loss on disposal of equipment	(108)	62
Depreciation and amortization	5,989	5,833
Total operating expenses	49,269	40,825

Loss from operations	(2,350)	(3,757)

Other income (expense)
Interest expense	(2,228)	(2,261)
Other (expense)	(407)	(463)
Total other expense	(2,635)	(2,724)

Loss from continuing operations before tax benefit	(4,985)	(6,481)
Income tax (expense) benefit	(32)	561
Loss from continuing operations	$(5,017)	$(5,920)
Discontinued operations (Note 6)
Loss from operations of discontinued operations (including gain on disposal of $129,000 and loss on impairment of $130,000)	(848)	(973)
Income tax benefit	-	-
Loss on discontinued operations	(848)	(973)
Net loss	$(5,865)	$(6,893)

Loss from continuing operations per common share – basic and diluted	$(0.09)	$(0.12)
Loss from discontinued operations per common share – basic and diluted	(0.02)	(0.02)
Net loss per share	$(0.11)	$(0.14)

Basic weighted average number of common shares outstanding	52,865	51,070

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2017	51,068	$255	$18,868	$(4,708)	$14,415

Cashless exercise of warrants, net of issuance costs	26	-	-	-	-
Stock-based compensation, net of issuance costs	-	-	703	-	703
Net loss	-	-	-	(6,893)	(6,893)

Balance at December 31, 2017	51,094	$255	$19,571	$(11,601)	$8,225

Cashless exercise of warrants	1,613	9	1,862	-	1,871
Stock-based compensation, net of issuance costs	-	-	371	-	371
Cashless option exercise	663	3	(3)	-	-
Restricted share issuance	1,043	5	(5)	-	-
Restricted share cancellation	(127)	(1)	1	-	-
Net loss	-	-	-	(5,865)	(5,865)

Balance at December 31, 2018	54,286	$271	$21,797	$(17,466)	$4,602

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(5,865)	$(6,893)
Net loss from discontinued operations	(848)	(973)
Net loss from continuing operations	(5,017)	(5,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,989	5,833
(Gain) loss on disposal of equipment	(108)	62
Change in fair value of warrants	540	524
Deferred income taxes	-	146
Stock-based compensation	393	704
Amortization of debt issuance costs and discount	297	484
Provision for bad debt expense	43	37
Changes in operating assets and liabilities
Accounts receivable	1,691	(6,845)
Inventories	38	(166)
Prepaid expenses and other current assets	1,082	133
Income taxes receivable	(28)	111
Other assets	(120)	(403)
Accounts payable and accrued liabilities	(2,616)	2,446
Other liabilities	25	-
Net cash provided by (used in) operating activities - continuing operations	2,209	(2,854)
Net cash used in operating activities - discontinued operations	(873)	(1,135)
Net cash provided by (used in) operating activities	1,336	(3,989)

INVESTING ACTIVITIES
Acquisition of Adler Hot Oil Service, LLC	(6,164)	-
Purchases of property and equipment	(1,781)	(1,677)
Proceeds from insurance claims	122	183
Proceeds from disposal of equipment	578	279
Net cash used in investing activities - continuing operations	(7,245)	(1,215)
Net cash used in investing activities - discontinued operations	(29)	(89)
Net cash used in investing activities	(7,274)	(1,304)

FINANCING ACTIVITIES
Stock issuance costs and registration fees	-	(1)
Net line of credit borrowings	6,728	4,312
Proceeds from issuance of long-term debt	-	1,000
Repayment of note payable	(800)	-
Repayment of long-term debt	(93)	(189)
Other financing	(31)	(59)
Net cash provided by financing activities	5,804	5,063

Net decrease in Cash and Cash Equivalents	(134)	(230)

Cash and Cash Equivalents, beginning of period	391	621

Cash and Cash Equivalents, end of period	$257	$391

Supplemental cash flow information:
Cash paid for interest	$1,838	$674
Cash paid (refunded) for income taxes	$32	$(222)
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$141	$1,124
Cashless exercise of stock options	$994	$-
Non-cash proceeds from warrant exercise	$500	$-
Non-cash subordinated debt principal repayment	$(500)	$-
Non-cash conversion of warrant liability to equity	$1,371	$-
Non-cash proceeds from subordinated debt borrowings	$4,800	$1,500
Non-cash repayment of revolving credit facility	$-	$(1,500)

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services); and water transfer and water treatment services (Water Transfer Services).

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of December 31, 2018 and 2017 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Water Transfer and Water Treatment Services.

Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Discontinued operation in 2018.

HE Services LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectable accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2018, and December 31, 2017, the Company had an allowance for doubtful accounts of approximately $139,000 and $60,000, respectively. For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense (net of recoveries) of approximately $43,000 and $37,000, respectively.

Concentrations

As of December 31, 2018, no single customer comprised more than 10% of the Company's accounts receivable balance. Revenues from one customer represented approximately 10% of total revenues for the year ended December 31, 2018. As of December 31, 2017, one customer comprised more than 10% of the Company’s accounts receivable balance; at approximately 12%. Revenues from this customer represented approximately 9% of total revenues for the year ended December 31, 2017. In addition, there was one other customer which represented more than 10% of total revenue for the year at approximately 15% for the year ended December 31, 2017.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2018 and 2017, the Company did not recognize any write-downs or write-offs of inventory.

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

Leases

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through April 2024. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. As of December 31, 2018, and 2017, the Company had a deferred rent liability of approximately $64,000 and $96,000, respectively.

The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. During the years ended December 31, 2018 and 2017, the Company recognized amortization for leasehold improvements of approximately $33,000 and $39,000.

The Company has leased trucks and equipment in the normal course of business, which were recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. There are no significant equipment leases outstanding as of December 31, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded an impairment charge, included in discontinued operations, of $130,000 related to land and building sold subsequent to December 31, 2018.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives.

Revenue Recognition

As described below, we adopted Accounting Standards Update 2014-09, Revenue - Revenue from Contracts with Customers, Accounting Standards Codification ("ASC") Topic 606, beginning January 1, 2018, using the modified retrospective approach, which we have applied to contracts within the scope of the standard. There was no material impact on the Company's condensed consolidated financial statements from adoption of this new standard. The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. The vast majority of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally 30 to 60 days. Revenue is not generated from contractual arrangements that include multiple performance obligations.

The Company’s agreements with its customers are often referred to as “price sheets” and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance, cancellation, termination, or refund type provisions. Services based on price sheets with customers are generally performed under separately issued “work orders” or “field tickets” as services are requested.

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

As of December 31, 2018, and 2017, there were outstanding stock options and warrants to acquire an aggregate of 2,574,665 and 6,457,335 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. For the years ended December 31, 2018 and 2017, the Company incurred losses of approximately $5.8 million and $6.9 million, respectively. As of December 31, 2018, the aggregate intrinsic value of outstanding stock options and warrants was approximately $93,000. Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings per share for the years ended December 31, 2018 and 2017.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the remaining term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of December 31, 2018, we had approximately $208,000 in unamortized loan fees and other deferred costs associated with the 2017 Credit Agreement, which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at December 31, 2018 or 2017, for trading purposes.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets (Note 9) based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. Deferred income taxes are classified as non-current asset or liability based on the classification of the related asset or liability for financial reporting purposes. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

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

Interest and penalties associated with tax positions are recorded in the period assessed as Other expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2014 through 2018 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2014 to 2018.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017, the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the year ended December 31, 2018. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2018. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Monte Carlo simulation program to determine the fair value of market-based restricted stock awarded in 2018.

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision, the valuation of deferred taxes, and the valuation of warrant liability and the Company’s interest rate swap. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the fiscal 2018 presentation. These reclassifications, primarily related to discontinued operations, have no effect on the Company’s consolidated statement of operations.

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill or gain from a bargain purchase. For material acquisitions, management typically engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill, based on recognized business valuation methodologies. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained about facts and circumstances that existed as of the acquisition date. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired, liabilities assumed, and noncontrolling interest, if any, in a business combination. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, which rely on management’s estimates of volumes, commodity prices, revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset. See Note 4 – Business Combinations for additional information regarding our business combinations.

Accounting Pronouncements

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02 “Leases (Topic 842)”, which requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a modified retrospective transition approach for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or a modified retrospective transition method recognizing the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption is required. We will adopt the New Lease standard and subsequent amendments effective January 1, 2019 under the modified retrospective approach for all active contracts as of December 31, 2018. Based upon our implementation progress to date, we expect the adoption of the New Lease Standard to result in increases to total assets and total liabilities of approximately $2.2 million at January 1, 2019, with no adjustment to the opening balance of accumulated deficit.

Recently Adopted

In May 2014, the FASB issued new revenue recognition guidance under Accounting Standards Update ("ASU") 2014-09 that superseded the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU is now effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The Company adopted the new guidance effective January 1, 2018 using the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The adoption of this standard had no impact on our consolidated financial statements; however, our footnote disclosure was expanded.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15)”, that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the new guidance effective on January 1, 2018 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not result in any impact to the presentation of our statement of cash flows.

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

Note 3 - Property and Equipment

Property and equipment consists of the following at (amounts in thousands):

	December 31,	December 31,
	2018	2017

Trucks and vehicles	$59,535	$50,142
Water transfer equipment	4,952	2,425
Other equipment	961	3,136
Buildings and improvements	2,822	3,082
Land	378	589
Disposal wells	400	391
Total property and equipment	69,048	59,765
Accumulated depreciation	(35,991)	(31,453)
Property and equipment, net	$33,057	$28,312

Note 4 – Business Combinations

Acquisition of Adler Hot Oil Service, LLC

On October 26, 2018, Enservco Corporation entered into a Membership Interest Purchase Agreement (the “Agreement”) with Adler Hot Oil Holdings, LLC, a Delaware limited liability company (the “Seller”), pursuant to which Enservco acquired all of the outstanding membership interests of Adler Hot Oil Service, LLC, a Delaware limited liability company (“Adler”) for a gross aggregate purchase price of $12.5 million, plus approximately $500,000 in working capital adjustments (the “Transaction”). The purchase price allocation differs from the gross aggregate purchase price due to fair value adjustments to the indemnity holdback, earnout, plus the discount on the subordinated note. Certain former members of Adler are also parties to the Agreement. Adler is a provider of frac water heating and hot oiling services, whose assets consist primarily of vehicles and equipment, with a complementary base of customers in several oil and gas producing basins where Enservco operates.

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

The acquisition of Adler qualified as a business combination and as such, we estimated the fair value of the assets acquired and liabilities assumed as of the closing date. The fair value measure of the assets acquired and liabilities assumed applied various valuation methods to estimate the value of the intangibles that would provide a fair and reasonable value to a market participant, in view of the facts available at the time. Each valuation method was analyzed to determine which method would generate the most reasonable estimate of value of the Company’s intangible assets as of October 26, 2018. Both internal and external factors influencing the value of the intangibles were considered such as Adler’s financial position, results of operations, historical financial data, future financial expectations, economic conditions, status of the oil and gas industry and Adler’s position in the industry.

The goodwill of approximately $245,000 arising from the acquisition consists largely of the expected synergies expected be achieved from combining the operations of Enservco and Adler. None of the goodwill is expected to be deductible for income tax purposes.

Our Consolidated Statements of Operations include approximately $3.2 million in revenues, and approximately $371,000 in income before taxes. We expensed approximately $224,000 of transaction and due diligence costs related to the acquisition of Adler that are included in Sales, general, and administrative expenses in the accompanying Consolidated Statements of Operations.

The following tables represent the consideration paid to the Seller and the estimated fair value of the assets acquired and liabilities assumed.

Consideration paid to Seller:
Cash consideration, including payment to retire Adler debt	$6,206
Subordinated note, net of discount	4,580
Indemnity holdback at fair value	873
Earnout at fair value	44
Net purchase price	$11,703

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$43
Accounts receivable, net	1,317
Prepaid expenses and other current assets	239
Property, plant, and equipment	9,664
Intangible assets	1,045
Accounts payable and accrued liabilities	(850)
Total identifiable net assets	11,458
Goodwill	245
Total identifiable assets acquired	$11,703

Below are consolidated results of operations for the years ended December 31, 2018 and 2017 as though the acquisition of Adler had been completed on January 1, 2017.

	December 31,	December 31,
	2018	2017

Total Revenues	$59,442	$54,071
Loss from continuing operations	$(5,475)	$(4,698)
Loss per common share - basic and diluted	$(0.12)	$(0.11)

The pro forma results for the years ended December 31, 2018 and 2017 include adjustments related to the following purchase accounting and acquisition related items:

- Elimination of Adler interest expense.

- Additional interest expense related to long-term debt issued to fund the acquisition.

- Adjustment to depreciation expense based on the adjustment of Adler's Property, plant, and equipment to fair value.

- Adjustment to remove certain professional fees from Adler's expenses.

- Adjustment to remove gain on extinguishment of debt from Adler's results.

Subordinated Note

In connection with the Transaction and pursuant to the terms of the Agreement, on October 26, 2018, Enservco issued to the Seller the Seller Subordinated Note in the original principal amount of $4.8 million, and unpaid amounts thereunder bear simple interest at a rate of 8% per annum. Enservco was required to and made principal payments on November 30, 2018 of $800,000, on February 28, 2019 of $200,000, and on the final maturity date of the Seller Subordinated Note of March 31, 2019 of all remaining outstanding principal and interest. Enservco may prepay the Seller Subordinated Note in whole or in part, without penalty or premium, at any time prior to its maturity date. The Seller Subordinated Note is guaranteed by Enservco’s subsidiaries and secured by a junior security interest in substantially all assets of Enservco and its subsidiaries. The Seller Subordinated Note is subject to a subordination agreement by and among Enservco, the Seller, and East West Bank.

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

Note  5 – Intangible Assets

The components of our intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Customer relationships	$626	$-
Patents and trademarks	441	-
Total intangible assets	1,067	-
Accumulated amortization	(34)	-
Net carrying value	$1,033	$-

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $34,000 for 2018.

The following table represents the amortization expense for the next five years (in thousands):

	2019	2020	2021	2022	2023
Customer relationships	$125	$125	$125	$125	$104
Intellectual property	80	80	80	80	66
Total intangible asset amortization expense	$205	$205	$205	$205	$170

Note 6 – Discontinued Operations

Dillco

On October 29, 2018, Enservco announced that it would be selling or closing the Dillco water hauling business, its associated facilities, and real estate. This was due to eliminate non-strategic, unprofitable operations in order to focus on our core strategic growth business. Effective November 1, 2018, the Dillco water hauling business ceased operations for customers. In December 2018, we held an auction for all of the Dillco fixed assets which resulted in a gain of approximately $129,000. Additionally, we recorded an impairment charge of $130,000 related to land and building sold subsequent to December 31, 2018.

The following table represents a reconciliation of the  carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	December 31,	December 31,
	2018	2017
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$97	$601
Inventories	-	67
Property and equipment, net	177	1,105
Receivable from equipment sales	760	-
Prepaid expenses and other current assets	7	24
Total major classes of assets of the discontinued operation	$1,041	$1,797

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	44	189
Total liabilities included as part of discontinued operations	$44	$189

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	December 31,	December 31,
	2018	2017

Revenue	$2,433	$3,684
Cost of sales	(2,936)	(3,979)
Selling, general, and administrative expenses	(69)	(68)
Depreciation and amortization	(275)	(655)
Other income and expense items that are not major	-	45
Pretax loss of discontinued operations related to major classes of pretax profit	(847)	(973)
Pretax gain on sale at auction	129	-
Pretax loss on impairment	(130)	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$(848)	$(973)

Note 7 – Debt

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

As of December 31, 2018, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $33.9 million with weighted average interest rates of 6.06% per year for $33.0 million of outstanding LIBOR Rate borrowings and 7.25% per year for the approximately $883,000 of outstanding Prime Rate borrowings. As of December 31, 2018, approximately $3.0 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below. As of December 31, 2017, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $27.1 million with interest rates of 5.06% and 4.88% per year for $24.5 million of outstanding LIBOR Rate borrowings and 6.25% per year for the approximately $2.6 of outstanding Prime Rate borrowings. As of December 31, 2017, approximately $2.1 million was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

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

In connection with the acquisition of Adler Hot Oil Service, LLC ("Adler") (See Note 4), on October 26, 2018, Enservco and East West Bank entered into a Second Amendment to Loan and Security Agreement and Consent (the “Second Amendment to LSA”), which amended the Loan and Security Agreement dated August 10, 2017 by and between Enservco and East West Bank (the “Loan Agreement”). Pursuant to the Second Amendment to LSA, East West Bank consented to the Transaction and increased the maximum borrowing limit of the senior secured revolving credit facility provided to Enservco under the Loan Agreement to $37.0 million. Proceeds of $6.2 million from the increased senior secured revolving credit facility were used in the Transaction to make the cash payments at closing and retire the indebtedness of Adler. In connection with the Second Amendment to LSA the capital expenditure limitation contained within the Loan Agreement was increased to $3.0 million from $2.5 million.

On October 26, 2018, in connection with the Second Amendment to LSA, Adler entered into a Joinder Agreement, pursuant to which Adler was joined as a party to the Loan Agreement.

As of December 31, 2018, we were in compliance with all covenants contained in the 2017 Credit Agreement.

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

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $208,000 and $232,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company amortized approximately $105,000 and $121,000 of these costs to Interest Expense. During the year ended December 31, 2017, the Company expensed unamortized debt issuance costs of $327,000 upon repayment of the Prior Credit Facility.

Notes Payable

Long-term debt consists of the following at years December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017

Seller Subordinated Note. Interest is at 8%. Matures March 31, 2019	$4,000	$-

Subordinated Promissory Note with related party, Interest is at 10%, interest is paid quarterly. Matures June 28, 2022	1,000	1,500

Subordinated Promissory Note with related party, Interest is at 10%, interest is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for our facility in North Dakota, interest at 3.75%, monthly principal and interest payment of $5,255 ending October 3, 2028. Collateralized by land and property purchased with the loan.	258	309

Vehicle loans for three trucks, interest at 8.59%, monthly principal and interest payments of $3,966, matures in August 2021	113	-

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	89	125
Total	6,460	2,934
Less debt discount	(167)	(271)
Less current portion	(4,149)	(182)
Long-term debt, net of current portion	$2,144	$2,481

Aggregate maturities of debt, excluding the 2017 Credit Agreement described in Note 5, are as follows (in thousands):

Years Ended December 31,
2019	$4,149
2020	64
2021	53
2022	2,024
2023	25
Thereafter	145
Total	$6,460

Note 8 - Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2018
Derivative Instrument
Interest rate swap asset	$-	$75	$-	$75

December 31, 2017
Derivative Instrument
Warrant liability	$-	$-	$831	$831

The following table represents a reconciliation of our Level 3 warrant liability measured at fair value (in thousands):

	Year Ended December 31,
	2018	2017

Fair value of Level 3 instrument at the beginning of the period	831	-
Issues	-	307
Settlements	(1,371)	-
Change in fair value of warrant liability	540	524
Fair value of Level 3 instrument at the end of period	$-	$831

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

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2018 and 2017.

Note 9 – Income Taxes

The income tax provision (benefit) from operations consists of the following (in thousands):

	December 31,
	2018	2017
Current
Federal	$-	$-
State	32	-
Total Current	32	-
Deferred
Federal	-	(499)
State	-	(62)
Total Deferred	-	(561)
Total Income Tax Benefit	$32	$(561)

Reduction of U.S. federal corporate tax rate

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $585,000, with a corresponding adjustment to deferred income tax benefit for the year ended December 31, 2017. In addition, for tax years beginning after January 1, 2018, net operating losses can offset only 80% of taxable income in any given year. Furthermore, net operating losses can no longer be carried back, they must be carried forward. The 20-year carryforward period has been replaced with an indefinite carryforward period.

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	December 31,
	2018	2017

Computed income taxes at 21% for 2018 and 2017, respectively	$1,047	$(2,203)

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	(142)	(173)
Change in valuation allowance	1,373	834
Stock-based compensation	(204)	408
Change in tax rate	-	585
Other	52	(12)

(Expense) Benefit for income taxes	$32	$(561)

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2018 and 2017, the Company does not have an unrecognized tax liability.

The Company has approximately $23.5 million of net operating losses that will begin to expire in the year 2035.

The components of deferred income taxes for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017

Deferred tax assets
Reserves and accruals	$476	$204
Amortization	(11)	41
Capital losses and other	1	1
Non-qualified stock option expense	165	164
Loss Carryforwards	5,901	5,116
Total deferred tax assets	6,532	5,526
Valuation allowance	(3,081)	(1,500)
Net deferred tax assets	3,451	4,026

Deferred tax liabilities
Depreciation	(3,451)	(4,026)
Total deferred tax liabilities	(3,451)	(4,026)

Net deferred tax assets (liabilities)	$-	$-

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company recorded a valuation allowance of $3.1 million and $1.5 million as of December 31, 2018 and 2017, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as an other expense. The Company did not incur any interest and penalties for the years ended December 31, 2018 and 2017, respectively.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio, Pennsylvania, and Texas. The Company’s United States federal income tax filings for tax years 2014 through 2018 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2014 to 2018.

Note 10 – Stockholders Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of December 31, 2018, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

In June 2017, in connection with a subordinated loan agreement, the Company granted Cross River, our largest shareholder, two five-year warrants to buy an aggregate total of 1,612,902 shares of the Company’s common stock at an exercise price of $0.31 per share, the average closing price of the Company’s common stock for the 20-day period ended May 11, 2017. The warrants had a grant-date fair value of $0.19 per share and vested in full on June 28, 2017. These warrants were accounted for as a liability in the accompanying balance sheet as of December 31, 2017. On June 29, 2018 Cross River exercised both warrants and acquired 1,612,902 shares of our $0.005 par value common stock. Proceeds from the exercise of the warrants in the amount of $500,000 were used to reduce the subordinated debt balance. The warrants exercised had a total intrinsic value of approximately $1.4 million at the time of exercise. During the year ended December 31, 2017, 112,500 warrants were exercised using the cashless option to acquire 26,729 shares of common stock. The warrants exercised had a total intrinsic value of approximately $19,000 at the time of exercise.

A summary of warrant activity for the years ended December 31, 2018 and 2017 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2017	180,001	$0.57	1.5	$2
Issued	1,612,902	0.31	4.5	539
Exercised	(112,500)	0.55	-	-
Forfeited/Cancelled	(37,500)	-	-	-
Outstanding at December 31, 2017	1,642,903	$0.32	4.5	$539
Issued
Exercised	(1,612,902)	0.31	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at December 31, 2018	30,000	$0.70	2.5	$-

Exercisable at December 31, 2018	30,000	$0.70	2.5	$-

Note 11 – Stock Options and Restricted Stock

Stock Option Plans

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2018, there were options to purchase 834,166 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of December 31, 2018, there were options to purchase 1,710,499 shares outstanding under the 2016 Plan.

            A summary of the range of assumptions used to value stock options granted for the year ended December 31, 2017 are as follows:

	For the Year Ended December 31,
	2017

Expected volatility	89	-	93%
Risk-free interest rate	1.4	–	1.5%
Dividend yield	-	-	-
Expected term (in years)	3.0	–	3.5

During the year ended December 31, 2018, no stock options were granted. During the year ended December 31, 2018, 1,230,002 options were exercised resulting in the issuance of 663,938 shares. During the year ended December 31, 2017, the Company granted options to acquire 2,971,600 shares of common stock with a weighted-average grant-date fair value of $0.19 per share. During the year ended December 31, 2017, no options were exercised.

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2018 and 2017:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2017	4,211,168		$1.09	2.85	$46
Granted	2,971,600		0.32
Exercised	-		-
Forfeited or Expired	(2,368,334)	(1)	0.90

Outstanding at December 31, 2017	4,814,434		$0.71	3.46	$1,007
Granted	-
Exercised	(1,230,002)		0.44
Forfeited or Expired	(1,039,767)		0.71
Outstanding at December 31, 2018	2,544,665		$0.85	2.54	$93
Vested at December 31, 2018	1,950,832		$1.00	2.29	$64
Exercisable at December 31, 2018	1,950,832		$1.00	2.29	$64

(1) 1,230,002 options exercised using the cashless option resulted in 663,938 shares of common stock being issued.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation costs for stock options of approximately $241,000 and $704,000, respectively, in sales, general and administrative expenses. As of December 31, 2018, the Company expected all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested at January 1, 2017	1,659,834	$0.58
Granted	2,971,600	0.19
Vested	(2,003,167)	0.43
Forfeited	(96,668)	0.55
Non-vested at December 31, 2017	2,531,599	$0.24
Granted	-	-
Vested	(1,284,666)	0.27
Forfeited	(653,100)	0.22
Non-vested at December 31, 2018	593,833	$0.20

As of December 31, 2018, there was approximately $141,000 of total unrecognized compensation costs related to non-vested shares under the qualified stock option plans which will be recognized over the remaining weighted-average period of 0.68 years.

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

During the year ended December 31, 2018, the Company's Board of Director's granted approximately 1.0 million shares of restricted stock to the Company's employees. The awards had an aggregate grant-date fair value of approximately $1.1 million.

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Restricted shares at January 1, 2018	-	-
Granted	1,042,500	1.07
Vested	(58,333)	1.11
Forfeited	(147,500)	0.72
Restricted shares at December 31, 2018	836,667	0.98

During the year ended December 31, 2018, the Company recognized stock-based compensation costs for restricted stock of approximately $153,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

Note 12 – Commitments and Contingencies

Operating Leases

As of December 31, 2018, the Company leases facilities under lease commitments that expire through April 2024. All of these facility leases are accounted for as operating leases. Future minimum lease commitments for these facilities and other operating leases are as follows (in thousands):

Year Ended December 31,
2019	$746
2020	671
2021	477
2022	284
2023	106
Thereafter	36
Total	$2,320

Rent expense under operating leases for the years ended December 31, 2018 and 2017 were approximately $849,000 and $804,000, respectively.

HydroFLOW Agreement

Pursuant to a Sales Agreement with HydroFLOW USA, HWWM had the exclusive right to sell or rent patented hydropath devices in connection with bacteria deactivation and scale treatment services for treating injection and disposal wells, fracking water and recycled water in the oil and gas industry to HWWM customers in the United States. Pursuant to the sales agreement, HWWM was required to pay 3.5% royalties of its gross revenues on certain rental transactions and, in order to maintain the exclusivity provision under the agreement, the Company was required to purchase approximately $655,000 of equipment per year commencing in 2016 and ending 2025. In November 2016, the Company and HydroFLOW USA agreed to allocate $220,000 of the 2016 commitment to 2017, thereby increasing the minimum purchase requirement for 2017 to $875,000. During the year ended December 31, 2017, the Company completed the purchase of $280,000 of equipment to fulfill its 2016 purchase commitment for exclusivity. During the years ended December 31, 2017 and 2016, the Company did not accrue or pay any royalties to HydroFLOW. The Company negotiated a release of all 2016 and 2017 purchase commitments, while leaving intact the exclusive right to sell or rent the patented hydropath devices through 2017. As of January 9, 2018, the Company terminated its Sales Agreement with HydroFLOW USA.

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $60,000 and $102,000 as of December 31, 2018 and December 31, 2017, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2018.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of December 31, 2018, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. Per the terms of our insurance policy, through December 31, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. Subsequent to March 31, 2018, additional claims related to incidents that occurred prior to March 31, 2018 were processed pursuant to the agreement, and we recorded approximately $267,000 in additional costs under the plan, reducing the balance of the long-term asset. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of December 31, 2018, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Litigation

Enservco and Heat Waves were defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleged that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- i.e., the ‘993 Patent and the ‘875 Patent.  In March of 2019, the parties moved to dismiss the Colorado Case.  On March 15, 2019, the Colorado Case was dismissed in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

HOTF dismissed its claims with regard to the ‘993 Patent with prejudice and its claims with regard to the ‘875 Patent without prejudice.  However, HOTF agreed not to sue Enservco or Heat Waves in the future for infringement of the ‘875 Patent based on the same type of frac water heating services offered by Heat Waves prior to and through March 13, 2019.  Heat Waves dismissed its counterclaims against HOTF without prejudice in order to preserve its defenses.

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the ‘993 and ‘875 Patents, but were not part of the Colorado Case.  However, in March of 2015, a North Dakota federal court determined in an unrelated lawsuit (not involving Enservco or Heat Waves) that the ‘993 Patent was invalid. The same court also found that the ‘993 Patent was unenforceable due to inequitable conduct by the patent owner and/or the inventor. The Federal Circuit Court of Appeals later confirmed, among other things, the North Dakota court’s findings of inequitable conduct.  In light of the foregoing, Management believes that final findings of invalidity and/or unenforceability of the ‘993 Patent based on inequitable conduct could serve as a basis to affect the validity and/or enforceability of these additional HOTF patents.

Note 13- Segment Reporting

Enservco’s reportable business segments are Well Enhancement Services and Water Transfer Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

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

The following table sets forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Year Ended December 31, 2018:
Revenues	$42,759	$4,160	$-	$46,919
Cost of Revenue	32,852	3,972	626	37,450
Segment Profit	$9,907	$188	$(626)	$9,469

Depreciation and Amortization	$4,848	$1,118	$23	$5,989

Capital Expenditures	$988	$724	$69	$1,781

Identifiable assets(1)	$41,442	$3,080	$427	$44,949

Year Ended December 31, 2017:
Revenues	$34,686	$2,128	$254	$37,068
Cost of Revenue	25,902	2,666	1,057	29,625
Segment Profit	$8,784	$(538)	$(803)	$7,443

Depreciation and Amortization	$4,817	$985	$31	$5,833

Capital Expenditures	$1,184	$487	$6	$1,677

Identifiable assets(1)	$37,651	$2,986	$511	$41,148

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	December 31,	December 31,
	2018	2017

Segment profit	$9,469	$7,443
Selling, general and administrative expense	(5,225)	(4,392)
Patent litigation defense costs	(80)	(129)
Severance and transition costs	(633)	(784)
Gain (loss) from disposal of equipment	108	(62)
Depreciation and amortization	(5,989)	(5,833)
Loss from Operations	$(2,350)	$(3,757)

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2018 and 2017 (amounts in thousands):

	For the Year Ended December 31,
	2018	2017
BY SERVICE LINE AND GEOGRAPHY:
Well Enhancement Services:
Rocky Mountain Region (1)	$27,582	$23,514
Central USA Region (2)	10,950	9,613
Eastern USA Region(3)	4,227	1,813
Total Well Enhancement Services	42,759	34,940

Water Transfer Services:
Rocky Mountain Region (1)	4,160	2,128
Central USA Region (2)	-	-
Eastern USA Region(3)	-	-
Total Water Transfer Services	4,160	2,128
Total Revenues	$46,919	$37,068

Notes to tables:
(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

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

Our management, under the direction of our Chief Executive Officer (who is our principal executive officer), and Chief Financial Officer (who is our principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as required by 1934 Act Rule 13a-15(b) as of December 31, 2018 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal accounting officer concluded that these disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

As of December 31, 2018, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s ICFR based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that assessment, management (with the participation of the Chief Executive Officer and the Chief Financial Officer) concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2018.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated therein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the heading "Compensation of Directors and Executive Officers" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
10.01	2016 Stock Incentive Plan (4)
10.02	Employment Agreement between the Company and Ian Dickinson. (5)
10.03	Employment Agreement between the Company and Dustin Bradford (8)
10.04	Employment Agreement between the Company and Kevin Kersting (9)
10.05	Loan and Security Agreement with East West Bank, a California banking corporation.
10.06	Form of Indemnification Agreement. (6)
10.07	Subordinated Loan Agreement(10)
10.08	Subordinated Promissory Note – $1.0 Million(10)
10.09	Subordinated Promissory Note – $1.5 Million (10)
10.10	Warrant – 645,161 Shares(10)
10.11	Warrant – 967,741 Shares(10)
10.12	Executive Severance Agreement dated January 8, 2018, by and between Tucker Franciscus and the Company (11)
10.13	Executive Severance Agreement dated April 27, 2018, by and between Austin Peitz and the Company (12)
10.14	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017.(13)
10.15	Second Amendment to Loan and Security Agreement dated October 26, 2018.(27)
10.16	Amended and Restated Revolving Credit and Security Agreement dated as of September 12, 2014. (16)
10.17	Consent and First Amendment to Amended and Restated Revolving Credit and Security Agreement dated February 27, 2015(17)
10.18	Second Amendment to Amended and Restated Revolving Credit and Security Agreement effective March 29, 2015.(18)
10.19	Third Amendment to Amended and Restated Revolving Credit and Security Agreement effective July 16, 2015.(19)
10.20	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and First Amendment to Amended and Restated Pledge Agreement effective October 19, 2015.(20)
10.21	Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2015. (21)
10.22	Sixth Amendment to Amended and Restated Revolving Credit and Security Agreement dated March 29, 2016.(22)
10.23	Seventh Amendment to Amended and Restated Revolving Credit and Security Agreement effective August 10, 2016.(23)
10.24	Eighth Amendment to Amended and Restated Revolving Credit and Security Agreement effective October 4, 2016.(24)
10.25	Ninth Amendment to Amended and Restated Revolving Credit and Security Agreement effective December 31, 2016(25)
10.26	Underwriting agreement to issue and sell to William Blair & Company, LLC an offer and sale in a firm commitment offering of 11,250,000 common stock shares.(26)
10.27	Membership Interest Purchase Agreement to purchase Adler Hot Oil Service, LLC. (27)
10.28	Seller Subordinated Promissory Note. (27)

23.1	Consent of Plante & Moran, PLLC
23.2	Consent of EKS&H LLLP
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (7)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017 and filed May 11, 2017.
(6)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(8)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 23, 2018 and filed on April 27, 2018.
(9)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 21, 2018 and filed on May 22, 2018.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(11)	Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 2018 and filed on January 9, 2018.
(12)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 2018 and filed on April 30, 2018.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 12, 2017, and filed on December 18, 2017.
(15)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2014, and filed on September 18, 2014.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 27, 2015, and filed on March 5, 2015.
(18)	Incorporated by reference from the Company's Form 10-Q for the period ended March 31, 2015, nd filed on May 14, 2015.
(19)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and filed on August 14, 2015.
(20)	Incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 19, 2016, and filed on January 20, 2016.
(22)	Incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated December 31, 2015 and filed on March 30, 2016.
(23)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and filed on August 12, 2016.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 29, 2016, and filed on October 5, 2016.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 3, 2017, and filed February 7, 2017.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(27)	Incorporated by reference from the Company's Current Report on From 8-K dated October 26, 2018 and filed on November 1, 2018.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2019

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Ian Dickinson

Principal Executive Officer and Chief Executive officer

/s/ Dustin Bradford

Principal Financial Officer & Principal Accounting Officer

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Ian Dickinson and Dustin Bradford his true and lawful attorneys-in-fact and agents, each acting along, with full power of stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the year ended December 31, 2018, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 28, 2019	Ian Dickinson	/s/ Ian Dickinson
Chief Executive Officer (principal executive officer)

March 28, 2019	Dustin Bradford	/s/ Dustin Bradford
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

March 28, 2019	Richard A. Murphy	/s/ Richard A. Murphy
Chairman of the Board and Director

March 28, 2019	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 28, 2019	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 28, 2019	William A. Jolly	/s/ William A. Jolly
Director

March 28, 2019	Christopher Haymons	/s/ Christopher Haymons
Director

78