Form 10-Q
period 2019-03-31
Enservco Corp
filed 2019-05-15
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

ENSERVCO CORPORATION

(Exact Name of registrant as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 18th St., Ste. 1925N Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2019
Common stock, $.005 par value	54,309,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
ASSETS	2019	2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$257
Accounts receivable, net	21,390	10,729
Prepaid expenses and other current assets	894	1,081
Inventories	396	514
Income tax receivable, current	85	85
Current assets of discontinued operations	74	864
Total current assets	22,839	13,530

Property and equipment, net	31,709	33,057
Goodwill	546	546
Intangible assets,net	982	1,033
Income taxes receivable, non-current	28	28
Right-of-use asset	1,888	-
Other assets	563	650
Non-current assets of discontinued operations	22	177

TOTAL ASSETS	$58,577	$49,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,624	$3,391
Note payable	3,800	3,868
Lease liability, current	789	-
Current portion of long-term debt	182	149
Current liabilities of discontinued operations	-	44
Total current liabilities	9,395	7,452

Long-Term Liabilities
Senior revolving credit facility	35,949	33,882
Subordinated debt	1,845	1,832
Long-term debt, less current portion	267	312
Lease liability	1,099	-
Other liability	1,025	941
Total long-term liabilities	40,185	36,967
Total liabilities	49,580	44,419

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 54,334,829 and 54,389,829 shares issued, respectively; 103,600 shares of treasury stock; and 54,231,229 and 54,286,229 shares outstanding, respectively	271	271
Additional paid-in capital	21,889	21,797
Accumulated deficit	(13,163)	(17,466)
Total stockholders' equity	8,997	4,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,577	$49,021

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues
Well enhancement services	$24,812	$19,285
Water transfer services	1,428	995
Total revenues	26,240	20,280

Expenses
Well enhancement services	15,212	13,091
Water transfer services	2,185	957
Functional support and other	155	145
Selling, general, and administrative expenses	1,618	1,353
Patent litigation and defense costs	9	20
Severance and transition costs	-	40
Impairment loss	127	-
Depreciation and amortization	1,683	1,499
Total operating expenses	20,989	17,105

Income from Operations	5,251	3,175

Other Expense
Interest expense	(884)	(500)
Other expense	(64)	(421)
Total other expense	(948)	(921)

Income from continuing operations before tax benefit	4,303	2,254
Income tax (expense) benefit	-	-
Income from continuing operations	$4,303	$2,254
Discontinued operations (Note 6)
Loss from operations of discontinued operations	-	(213)
Income tax benefit	-	-
Loss from discontinued operations	-	(213)
Net income	$4,303	$2,041

Earnings from continuing operations per common share - basic	$0.08	$0.04
Loss from discontinued operations per common share - basic	-	-
Net income per share - basic	$0.08	$0.04

Earnings from continuing operations per common share - diluted	$0.08	$0.04
Loss from discontinued operations per common share - diluted	-	-
Net income per share - diluted	$0.08	$0.04

Basic weighted average number of common shares outstanding	54,266	51,155
Add: Dilutive shares assuming exercise of options and warrants	951	1,793
Diluted weighted average number of common shares outstanding	55,217	52,948

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2018	51,094	$255	$19,571	$(11,601)	$8,225

Additional warrant financing costs	-	-	(10)	-	(10)
Stock-based compensation, net of issuance costs	-	-	73	-	73
Cashless option exercise	66	-	-	-	-
Net income	-	-	-	2,041	2,041

Balance at March 31, 2018	51,160	$255	$19,634	$(9,560)	$10,329

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602

Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303

Balance at March 31, 2019	54,231	$271	$21,889	$(13,163)	$8,997

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$4,303	$2,041
Net loss from discontinued operations	-	(213)
Net income from continuing operations	4,303	2,254
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,683	1,499
Impairment loss	127	-
Change in fair value of warrant liability	-	434
Stock-based compensation	92	73
Amortization of debt issuance costs and discount	179	38
Provision for bad debt expense	-	33
Changes in operating assets and liabilities
Accounts receivable	(10,661)	(844)
Inventories	118	68
Prepaid expense and other current assets	122	(27)
Other assets	69	(9)
Accounts payable and accrued liabilities	1,233	333
Other liabilities	84	-
Net cash (used in) provided by operating activities - continuing operations	(2,651)	3,852
Net cash provided by (used in) operating activities - discontinued operations	5	(359)
Net cash (used in) provided by - operating activities	(2,646)	3,493

INVESTING ACTIVITIES
Purchases of property and equipment	(311)	(1,089)
Proceeds from disposals of property and equipment	155	-
Proceeds from insurance claims	-	52
Net cash used in investing activities - continuing operations	(156)	(1,037)
Net cash provided by investing activities - discontinued operations	741	(15)
Net cash provided by investing activities	585	(1,052)

FINANCING ACTIVITIES
Net line of credit borrowings	2,016	(1,787)
Repayment of long-term debt	(11)	(17)
Repayment of note	(200)	-
Other financing	(1)	(15)
Net cash provided by (used in) financing activities	1,804	(1,819)

Net (Decrease) Increase in Cash and Cash Equivalents	(257)	622

Cash and Cash Equivalents, beginning of period	257	391

Cash and Cash Equivalents, end of period	$-	$1,013

Supplemental Cash Flow Information:
Cash paid for interest	$595	$437
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$39	$40

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling and acidizing (well enhancement services) and water transfer and water treatment services (water transfer services).

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Oil and natural gas well services, including logistics and stimulation

Heat Waves Water Management LLC	Colorado	100% by Enservco	Water Transfer Services.

Dillco Fluid Service, Inc	Kansas	100% by Enservco	Discontinued operation in 2018

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2018. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Enservco maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times. As of March 31, 2019, approximately $49,000 in checks issued in excess of bank balances was reclassified from Cash and Cash Equivalents to Accounts Payable and Accrued Liabilities in the accompanying balance sheets.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of approximately $139,000. For the three months ended March 31, 2019, the Company did not record any bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three ended March 31, 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

Leases

The Company assesses whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through April 2024. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of March 31, 2019, and December 31, 2018, the Company had a deferred rent liability of approximately $115,000 and $64,000, respectively.

The Company has leased trucks and equipment in the normal course of business, which are recorded as operating leases. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination. There are no significant equipment leases outstanding as of March 31, 2019.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded impairment charges of approximately $127,000 related to its salt water disposal wells which it expects to divest during the first half of 2019.

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

Revenue Recognition

We have adopted Accounting Standards Update 2014-09, Revenue - Revenue from Contracts with Customers, Accounting Standards Codification ("ASC") Topic 606, beginning January 1, 2018, using the modified retrospective approach, which we have applied to contracts within the scope of the standard. There was no material impact on the Company's condensed consolidated financial statements from adoption of this new standard. The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. The vast majority of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally 30 to 60 days. Revenue is not generated from contractual arrangements that include multiple performance obligations.

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

Disaggregation of revenue

See Note 13 - Segment Reporting for disaggregation of revenue.

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

As of March 31, 2019 and 2018, there were outstanding stock options and warrants to acquire an aggregate of 2,378,499 and 5,467,334 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of March 31, 2019, the aggregate intrinsic value of outstanding stock options and warrants was approximately $351,000.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at March 31, 2019 or December 31, 2018, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Assets and changes to the fair value are recorded to Other Expense.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three ended March 31, 2019, respectively. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision, the valuation of warrant liability and the Company's interest rate swaps, and the valuation of deferred taxes. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, the Company adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheets increased by approximately $1.9 million. The Company elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. The Company also elected a practical expedient to not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the Right-of-Use (‘ROU”) assets. See Note 10 - Commitments and Contingencies for more information.

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

Note 3 - Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	March 31,	December 31,
	2019	2018

Trucks and vehicles	$59,586	$59,535
Water transfer equipment	5,140	4,952
Other equipment	1,019	961
Buildings and improvements	2,899	2,822
Land	379	378
Disposal wells	-	400
Total property and equipment	69,023	69,048
Accumulated depreciation	(37,314)	(35,991)
Property and equipment, net	$31,709	$33,057

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

The consideration paid or to be paid by Enservco under the Agreement originally included: (i) $3.7 million in cash paid to or for the benefit of the Seller at the closing; (ii) a subordinated promissory note issued to the Seller in the principal amount of $4.8 million, plus interest accrued thereon (the “Seller Subordinated Note”), as further discussed below; (iii) retirement by Enservco of $2.5 million in indebtedness of Adler; (iv) an earn-out payment of up to $1.0 million in cash payable to the Seller (the "Earn-Out Payment"), the actual amount of which is subject to Enservco’s satisfaction of certain EBITDA-related performance conditions during 2019; and (v) $1.0 million in cash held by Enservco and payable to the Seller on the 18 month anniversary of October 26, 2018, subject to offset by Enservco for any indemnification obligations owed by the Seller or certain former members of Adler under the Agreement (the "Indemnity Holdback Payment"). Certain aspects of the consideration have been modified since execution of the Agreement as further discussed under the heading "Subsequent Event" below.

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

The goodwill of approximately $245,000 arising from the acquisition consists largely of the synergies expected be achieved from combining the operations of Enservco and Adler. None of the goodwill is expected to be deductible for income tax purposes.

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

Below are consolidated results of operations for the three months ended March 31, 2018 as though the acquisition of Adler had been completed on January 1, 2018.

March 31,
2018

Total Revenues	$25,550
Income from continuing operations	$4,657
Income per common share - basic and diluted	$0.09

The pro forma results for the three months ended March 31, 2018 includes adjustments related to the following purchase accounting and acquisition related items:

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

Subsequent Event

On April 4, 2019 Enservco and the Seller entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in order to resolve certain disputes and disagreements relating to the Transaction without litigation. Pursuant to the Settlement Agreement the parties agreed to (i) waive all rights of the Seller to the Earn-Out Payment and the Indemnity Holdback Payment, (ii) reduce the original principal balance of the Seller Subordinated Note from $4,800,000 to $4,500,000, (iii) extend the maturity date of the Seller Subordinated Note from March 31, 2019 to April 10, 2019, subject to a nine day grace period, and (iv) mutually release one another from any and all demands, claims and causes of action, existing, or arising out of or related to (A) the sale and purchase of Adler, (B) the Purchase Agreement or the Ancillary Documents referred to therein, (C) Adler, (D) loans by the Seller to Adler, or (E) the transactions or activities connected with any of the foregoing or any prior dealings of any of the Seller, on the one hand, and Enservco on the other hand, in each case subject to exceptions for claims arising from breaches of the Settlement Agreement and enumerated provisions of the Purchase Agreement. All adjustments to the original purchase accounting will be recognized in the second quarter, when the settlement occured.

On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

Note  5 – Intangible Assets

The components of our intangible assets as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(85)	(34)
Net carrying value	$982	$1,033

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $51,000 for the three months ended March 31, 2019.

The following table represents the amortization expense for the next five years for the twelve months ending March 31 (in thousands):

	2020	2021	2022	2023	2024
Customer relationships	$125	$125	$125	$125	$73
Intellectual property	80	80	80	80	46
Total intangible asset amortization expense	$205	$205	$205	$205	$119

Note 6 – Discontinued Operations

Dillco

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	March 31,	December 31,
	2019	2018
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$48	$97
Inventories	-	-
Property and equipment, net	22	177
Receivable from equipment sales	-	760
Prepaid expenses and other current assets	26	7
Total major classes of assets of the discontinued operation	$96	$1,041

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	-	44
Total liabilities included as part of discontinued operations	$-	$44

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	March 31,	March 31,
	2019	2018

Revenue	$-	$841
Cost of sales	-	(948)
Selling, general, and administrative expenses	-	(17)
Depreciation and amortization	-	(89)
Other income and expense items that are not major	-	-
Pretax loss of discontinued operations related to major classes of pretax profit	-	(213)
Pretax gain on sale at auction	-	-
Pretax loss on impairment	-	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$-	$(213)

Note 7 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank, which provides for a three-year $37 million senior secured revolving credit facility (the "New Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the New Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the New Credit Facility, payable monthly in arrears. The New Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds are collected in bank-controlled lockbox accounts and credited to the New Credit Facility within one business day.

As of March 31, 2019, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $35.9 million with a weighted average interest rates of 6.0% per year for $34.0 million of outstanding LIBOR Rate borrowings and 7.25% per year for the approximately $1.9 million of outstanding Prime Rate borrowings. As of March 31, 2019, approximately $928,000 was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below.

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

As of March 31, 2019, our available liquidity was approximately $928,000, which was comprised of availability under the 2017 Credit Agreement.

As of March 31, 2019, we were in compliance with all financial covenants contained in the 2017 Credit Agreement.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the credit agreements discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $187,000 and $208,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company amortized approximately $34,000 and $23,000 of these costs to Interest Expense.

Notes Payable

Long-term debt (excluding borrowings under our 2017 Credit Agreement described in Note 7) consists of the following (in thousands):

	March 31,	December 31,
	2019	2018

Seller Subordinated Note. Interest is at 8%. Matures March 31, 2019 (1)	$3,800	$4,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,254.64 until October 3, 2028. Collateralized by land and property purchased with the loan.	253	258

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	107	113

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	89	89
Total	6,249	6,460
Less debt discount	(155)	(299)
Less current portion	(3,982)	(4,017)
Long-term debt, net of debt discount and current portion	$2,112	$2,144

(1) In accordance with the Settlement Agreement discussed in Notes 4 the agreed upon due date was extended to April 10, 2019, subject to a nine-day grace period. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described in above), are as follows (in thousands):

Twelve Months Ending March 31,
2020	$3,982
2021	96
2022	79
2023	2,059
2024	33
Thereafter	-
Total	$6,249

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy(in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
March 31, 2019
Derivative Instrument
Interest rate swap asset	$-	$31	$-	$31

Earn-Out Payment liability	$-	$-	$44	$44
Indemnity Holdback Payment liability	-	-	907	907
	$-	$-	$951	$951

December 31, 2018
Derivative Instrument
Interest rate swap asset	$-	$75	$-	$75

Earn-Out Payment liability	$-	$-	$44	$44
Indemnity Holdback Payment liability	-	-	887	887
	$-	$-	$931	$931

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

The fair value of the Indemnity Holdback Payment liability is estimated based on the present value using a risk-adjusted interest rate of 9.5%. The fair value of the Earn-Out Payment liability was estimated using a financial projection with a risk-adjusted interest rate of 9.5%.

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of March 31, 2019, and December 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three ended March 31, 2019.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax expense of approximately $1.2 million and  $0.4 million, respectively, reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero.

Note 10 – Commitments and Contingencies

Operating Leases

On January 1, 2019, we adopted ASC 842, Leases. Results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840. On January 1, 2019, we recognized $1.9 million in right-of-use assets and $1.9 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. We do not have any finance leases, nor are we the lessor in any leasing arrangements. There was no cumulative-effect adjustment to retained earnings required at January 1, 2019.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company uses the weighted average interest rate on its New Credit Facility. Long-term leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term.

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

The Company elected the expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.

As of March 31, 2019, the Company leases facilities and certain equipment under lease commitments that expire through April 2024. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending March 31,
2020	$830
2021	696
2022	533
2023	192
2024	106
Thereafter	9
Total	$2,366

The following table summarizes the components of our gross operating lease costs incurred during the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$192
Current lease cost	125
Total lease cost	$317

The following table summarizes supplemental cash flow information related to leases for the three months ended March 31, 2019:

Cash paid for amounts included in measurement of lease liabilities (in thousands)	Three Months Ended March 31, 2019
Operating cash flows for operating leases	$185

Our weighted-average lease term and discount rate used during the three months ended March 31, 2019 are as follows:

(in thousands)	Three Months Ended March 31, 2019
Weighted-average lease term (years)	3.39
Weighted-average discount rate	6.07%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $71,000 and $60,000 as of March 31, 2019 and December 31, 2018, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to March 31, 2019 and December 31, 2018, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of March 31, 2019, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and is moving to close the claim entirely. Per the terms of our insurance policy, through March 31, 2019, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of March 31, 2019, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of March 31, 2019, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

A summary of warrant activity for the three months ended March 31, 2019 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2018	30,000	$0.70	2.5	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at March 31, 2019	30,000	$0.70	2.5	-

Exercisable at March 31, 2019	30,000	$0.70	2.5	-

Stock Issued for Services

During the three months ended March 31, 2019, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of March 31, 2019, there were options to purchase 674,666 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of March 31, 2019, there were options to purchase 1,673,833 shares and we had granted restricted stock shares of 798,334 that remained outstanding under the 2016 Plan

We have not granted any stock options during the three months ended March 31, 2019.

During the three months ended March 31, 2019, no options were exercised. During the three months ended March 31, 2018, 181,668 options to purchase shares of Company common stock on a cashless basis resulting in the issuance of 65,345 shares. The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	2,544,665	$0.85	2.54	$93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(196,166)	1.39	-	-
Outstanding at March 31, 2019	2,348,499	$0.80	2.39	$351

Vested or Expected to Vest at March 31, 2019	1,806,166	$0.94	2.16	237
Exercisable at March 31, 2019	1,806,166	$0.94	2.16	$237

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation costs for stock options of approximately $42,000 and $73,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2018	593,833	$0.20
Granted	-	-
Vested	(28,166)	0.34
Forfeited	(30,000)	0.22
Non-vested at March 31, 2019	535,667	$0.19

As of March 31, 2019, there was approximately $84,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 0.42 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2018	856,667	$0.98
Granted	-
Vested	(3,333)	1.38
Forfeited	(55,000)	0.60
Restricted shares at March 31, 2019	798,334	$1.00

During the three months ended March 31, 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $49,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Three Months Ended March 31, 2019:
Revenues	$24,812	$1,428	$-	$26,240
Cost of Revenue	15,212	2,185	155	17,552
Segment Profit (Loss)	$9,600	$(757)	$(155)	$8,688

Depreciation and Amortization	$1,387	$283	$13	$1,683

Capital Expenditures (Excluding Acquisitions)	$87	$188	$36	$311

Identifiable assets(1)	$50,070	$3,523	$465	$54,058

Three Months Ended March 31, 2018:
Revenues	$19,285	$995	$-	$20,280
Cost of Revenue	13,091	957	145	$14,193
Segment Profit (Loss)	$6,194	$38	$(145)	$6,087

Depreciation and Amortization	$1,229	$263	$7	$1,499

Capital Expenditures (Excluding Acquisitions)	$541	$541	$7	$1,089

Identifiable assets(1)	$37,582	$3,915	$566	$42,063

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018

Segment profit	$8,688	$6,087
Selling, general, and administrative expenses	(1,618)	(1,353)
Patent litigation and defense costs	(9)	(20)
Severance and transition costs	-	(40)
Impairment	(127)	-
Depreciation and amortization	(1,683)	(1,499)
Income from Operations	$5,251	$3,175

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region(1)	$16,875	$11,708
Central USA Region(2)	4,536	4,801
Eastern USA Region(3)	3,401	2,776
Total Well Enhancement Services	24,812	19,285

Water Transfer Services:
Rocky Mountain Region(1)	1,428	995
Central USA Region(2)	-	-
Eastern USA Region(3)	-	-
Total Water Transfer Services	1,428	995
Total Revenues	$26,240	$20,280

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2019 and 2018, and our financial condition, liquidity and capital resources as of March 31, 2019, and December 31, 2018. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

OVERVIEW

The Company, through its subsidiaries Heat Waves Hot Oil Service, LLC ("Heat Waves"), Adler Hot Oil Service, LLC ("Adler"), and Heat Waves Water Management, LLC ("HWWM"), provides a range of oil field services to the domestic onshore oil and gas industry. These services are broken down into two segments:  1) Well Enhancement services, which include frac water heating, hot oiling, and acidizing, and 2) Water Transfer. The Company owns and operates through its subsidiaries a fleet of more than 450 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended March 31, 2019, increased approximately $6.0 million, or 29%, from the comparable period last year due to a 29% increase in our core Well Enhancement revenue and a 44% increase in Water Transfer revenue.  Well Enhancement revenue growth was attributable to the acquisition of Adler Hot Oil in the fourth quarter of 2018 and to ongoing efforts to bundle services with new and existing customers. Higher demand for frac water heating in all regions was partially offset by a decline in acidizing revenue.  Water Transfer revenue growth was attributable to successful marketing efforts in Wyoming.

Segment profits for the three-month period ended March 31, 2019, increased by approximately $2.6 million, or 43%, due to an increase in Well Enhancement service revenue without a corresponding increase in our fixed cost structure.  Higher segment profits in Well Enhancement were partially offset by an increased segment loss in Water Transfer as described below. Selling, general & administrative expense, excluding severance and transition costs, increased by approximately $265,000, or 20%, year over year due primarily to an increase in personnel costs. Interest expense increased $384,000, or 77%, year over year due to a higher average borrowing balance related to the the Adler acquisition.

Net income for the three months ended March 31, 2019, was approximately $4.3 million or $0.08 per share, compared to net income of approximately $2.0 million, or $0.04 per share, in the same quarter last year due primarily due to the factors noted above.

Adjusted EBITDA for the three months ended March 31, 2019, was approximately $7.2 million compared to approximately $4.8 million for the same quarter last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the three months ended March 31, 2019, increasing oil prices and increasing rig activity in North America have resulted in modest increases in production and completion activities by our customers, which led to generally stronger demand for our services. The North American rig count has increased since the low point in early 2016, with 1,006 rigs in operation as of March 31, 2019, compared to 993 at the same time a year ago.  We believe current activity levels should support continued modest improvement in both metrics if crude oil and natural gas prices remain in the range of their current levels. We have reacted to increased demand by allocating resources to our most active customers and basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as our customers are focused on optimization of production.

Segment Overview

Enservco’s reportable business segments include the following:

Well Enhancement Services: This segment utilizes a fleet of frac water heating, hot oiling and acidizing trucks and trailers that provide well enhancement, completion and maintenance services to oil and gas development and production companies. Our Heat Waves and Adler units provide these services.

Water Transfer Services: This segment utilizes high and low volume pumps, lay flat hose, aluminum pipe and manifolds, and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations for use in well completion activities.

Segment Results:

The following tables set forth revenue from operations and segment profits for our business segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
REVENUES:
Well enhancement services	$24,812	$19,285
Water transfer services	1,428	995
Total Revenues	$26,240	$20,280

	Three Months Ended March 31,
	2019	2018
SEGMENT PROFIT:
Well enhancement services	$9,600	$6,194
Water transfer services	(757)	38
Unallocated and other	(155)	(145)
Total Segment Profit	$8,688	$6,087

Well Enhancement Services

Well Enhancement Services, which accounted for 95% of total revenue for the three months ended March 31, 2019, increased $5.5 million, or 29%, to $24.8 million compared to $19.3 million in the same quarter last year. The increase in revenue primarily resulted from our increased capacity and customer base resulting from our acquisition of Adler.

Frac water heating revenue for the three months ended March 31, 2019, increased $6.1 million, or 42%, to $20.7 million compared to $14.6 million for the same quarter last year. Improved industry conditions, including higher commodity prices and increased drilling rig activity, increased demand for our services. Our acquisition of Adler allowed us to realize revenue from several customers we did not previously perform significant work for, and allowed us to increase services to other customers, particularly in the Bakken and D-J Basin. We also experienced increased demand in the Marcellus Shale and Utica Shale locations in Pennsylvania.

Hot oil revenue for the three months ended March 31, 2019, was essentially flat year over year in the $3.7 million range. Gains from the acquisition of Adler were offset by declines resulting from our closure of two underperforming facilities in the fourth quarter of 2018.

Acidizing revenues for the three months ended March 31, 2019, decreased by approximately $545,000, or 55%, to $469,000 from approximately $1.0 million due to delays in establishing a presence in new markets following a reallocation of our equipment out of certain basins where we believe demand was waning. The year-over-year decline was primarily driven by a decline in services performed for two customers in the Green River Basin and Eagle Ford Shale who changed their maintenance programs.  The decline was partially offset by new customer wins and growth in services performed for other customers and in new geographies. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our geographies.

Segment profits for our core Well Enhancement services increased by $3.4 million, or 55%, to $9.6 million for the three months ended March 31, 2019, compared to $6.2 million in the same quarter last year, due to increase was primarily due to higher revenue resulting from the redeployment of our fleet into our most active basins, along with certain cost reduction initiatives implemented in the second half of 2018 that carried into 2019.

Water Transfer Services

Water Transfer revenue for the three months ended March 31, 2019, accounted for 5% of total revenue, and increased by approximately $433,000, or 44%, to approximately $1.4 million from approximately $1.0 million in the same quarter last year. The increase in revenue was due in part to cross-selling Water Transfer services to several of our largest heating customers, and was also the result of organic growth sales among new and existing Water Transfer customers.

The segment loss for Water Transfer for the three months ended March 31, 2019, was approximately $757,000 compared to a segment profit of approximately $38,000 for the same quarter last year. A severe cold weather event in Wyoming in January froze water within our lay-flat hose and pumps in two projects that led to crew downtime and cost overruns related to rental of replacement hose and pumps and the use of third-party labor to complete the project and demobilize our equipment.

Unallocated and Other

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment. These costs included labor, travel, operating costs for regional managers and safety compliance.

Unallocated segment costs in the three months ended March 31, 2019, increased by approximately $10,000, or 7%, to approximately $155,000 compared to approximately $145,000 in the same quarter last year.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region(1)	$16,875	$11,708
Central USA Region(2)	4,536	4,801
Eastern USA Region(3)	3,401	2,776
Total Well Enhancement Services	24,812	19,285

Water Transfer Services:
Rocky Mountain Region(1)	1,428	995
Central USA Region(2)	-	-
Eastern USA Region(3)	-	-
Total Water Transfer Services	1,428	995
Total Revenues	$26,240	$20,280

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Well Enhancement segment revenue in the Rocky Mountain Region for the three months ended March 31, 2019, increased approximately $5.2 million, or 44%, to $16.9 million year over year. The increase was primarily driven by our increase in fleet size and customer base resulting from our Adler acquisition.

Well Enhancement segment revenue in the Central USA region for the three months ended March 31, 2019, decreased by approximately $265,000, or 6%, to $4.5 million year over year.  The decrease was due to equipment down time related to facilities realignment after the closure of two Heat Waves locations in the fourth quarter of 2018, partially offset by improved results from frac water heating in the Scoop/Stack play in Oklahoma.

Well Enhancement segment revenue in the Eastern USA region for the three months ended March 31, 2019, increased approximately $625,000, or 23%, to approximately $3.4 million year over year primarily due to increased service work in the Marcellus Shale formation.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating and, to a lesser extent, hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, constitute our “heating season” and are significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Well Enhancement services (which includes frac water heating and hot oiling) typically decrease as a percentage of total revenues and our Water Transfer services and other services increase as a percentage of total revenue. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated 75% of its 2018 revenues during the first and fourth quarters compared to 25% during the second and third quarters of 2018.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $3.9 million or 23% during the first quarter of 2019 compared to the like period in 2018, primarily due to the overall increase in service activity in our Well Enhancement service segment as well as our Water Transfer division.

Sales, General, and Administrative Expenses:

During the three months ended March 31, 2019, selling, general, and administrative expenses increased approximately $265,000, or 20% to $1.6 million compared to the same period in 2018 primarily due to an increase in compensation costs for our larger management team partially due to our acquisition of Adler, partially offset by a reduction in professional services expense.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased to $9,000 from $20,000 for the three months ended March 31, 2019 compared to the like period in 2018. As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019 this case was dismissed in its entirety without any finding of liability of Enservco or Heat Waves. We expect costs related to our defense of such claims to be minimal going forward.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2019 increased $184,000, or 12%, from the same period in 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by certain of our equipment becoming fully-depreciated during 2018.

Income from operations:

For the three months ended March 31, 2019, the Company recognized income from operations of $5.3 million compared to $3.2 million for the comparable period in 2018. The improvement of $2.1 million was primarily due to a $2.6 million increase in segment profits, partially offset by the increase in Selling, General, and Administrative Expenses and Depreciation and amortization as discussed above.

Interest Expense:

Interest expense increased approximately $384,000, or 77%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to the increase of our average borrowings related to the acquisition of Adler, along with increased interest rates on our floating rate debt.

Discontinued Operations:

Results for the three months ended March 31, 2018 include a loss from discontinued operations of approximately $213,000.

Other expense (income):

Other expense for the three months ended March 31, 2019 was approximately $64,000 compared with other expense of approximately $421,000 for the same period in 2018. The decrease was primarily driven by losses recognized on the change in fair value of our now-retired warrant liability during the three months ended March 31, 2018, while 2019 was mostly comprised of a decrease in the fair value of our interest rate swap.

Income Taxes:

As of March 31, 2019, the Company had recorded a full valuation allowance on a net deferred tax asset of $1.9 million. Our income tax provision of $1.2 million for the three months ended March 31, 2019 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. During the three months ended March 31, 2018, the Company recorded an income tax provision of approximately $420,000 which reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero. Our effective tax rate was approximately 0% for the three months ended March 31, 2019 and 2018, respectively. The effective tax expense for the three months ended March 31, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA*
Net Income	$4,303	$2,041
Add Back (Deduct)
Interest expense	884	500
Provision for income tax (benefit) expense	-	-
Depreciation and amortization (including discontinued operations)	1,683	1,589
EBITDA*	6,870	4,130
Add back
Stock-based compensation	92	73
Severance and transition costs	-	40
Patent litigation and defense costs	9	20
Impairment loss	127	-
Other expense	64	420
EBITDA related to discontinued operations	-	124
Adjusted EBITDA*	$7,162	$4,807

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2019 increased by approximately $2.4 million due primarily to the improvement in segment profit discussed above partially offset by increases in sales, general, and administrative costs also discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Update

As described in more detail in Note 7 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "New Credit Facility") which provides for a three-year $37 million senior secured revolving credit facility, to replace the Prior Credit Facility provided under the 2014 Credit Agreement with PNC. On October 26, 2018 the Company entered into the Second Amendment to Loan and Security Agreement in connection with the acquisition of Adler which increased the borrowing limit to $37.0 million.

As of March 31, 2019, we were in compliance with all financial covenants contained in the 2017 Credit Agreement.

The following table summarizes our statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018

Net cash (used in) provided by operating activities	$(2,646)	$3,493
Net cash provided by (used in) investing activities	585	(1,052)
Net cash provided by (used in) financing activities	1,804	(1,819)
Net (decrease) increase in Cash and Cash Equivalents	(257)	622

Cash and Cash Equivalents, Beginning of Period	257	391

Cash and Cash Equivalents, End of Period	$-	$1,013

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Current Assets	$22,839	$13,530
Total Assets	$58,577	$49,021
Current Liabilities	$9,395	$7,452
Total Liabilities	$49,580	$44,419
Working Capital (Current Assets net of Current Liabilities)	$13,244	$6,078
Stockholders’ Equity	$8,997	$4,602

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At March 31, 2019, we had approximately $928,000 available under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

 As of March 31, 2019, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $35.9 million with a weighted average interest rate of 6.0% per year for $34.0 million of outstanding LIBOR Rate borrowings (which includes the effect of our interest rate swap agreement described below) and 7.25% per year for the approximately $1.9 of outstanding Prime Rate borrowings. The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment.

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

During the three months ended March 31, 2019, the fair market value of the swap instrument decreased by approximately $44,000 and resulted in an increase in other expense. During the three months ended March 31, 2018, the fair market value of the swap instrument increased by approximately $8,000 and resulted in an asset being recorded and an increase in other income.

Liquidity:

As of March 31, 2019, our available liquidity was $928,000, which was comprised of availability on the New Credit Facility (at certain times subject to a covenant requirement that we maintain $1.5 million of available liquidity). We utilize the New Credit Facility to fund working capital requirements, and during the three months ended March 31, 2019, we received net cash proceeds from our New Credit Facility of approximately $2.1 million, and additionally received approximately $39,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Working Capital:

As of March 31, 2019, we had working capital of approximately $13.4 million compared to working capital of $6.1 million as of December 31, 2018, primarily attributable to the period-end accounts receivable balance which was higher due to higher frac water heating revenues in the first quarter of 2019.

Deferred Tax Asset, net:

As of March 31, 2019, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the three months ended March 31, 2019, cash used in operating activities was approximately $2.6 million compared to $3.5 in cash provided by operating activities during the comparable period in 2018. The decrease was attributable to an increase in the change in accounts receivable due to increased operations discussed above.

Cash flow from Investing Activities:

Cash provided by investing activities during the three months ended March 31, 2019 was approximately $585,000, compared to $1.1 million in cash used in Investing Activities during the comparable period in 2018, primarily due to investment in Water Transfer equipment during 2018.

Cash flow from Financing Activities:

Cash provided by financing activities for the three months ended March 31, 2019 was $1.8 million compared to $1.8 million in cash used in financing activities for the comparable period in 2018. The change is due to our use of the proceeds from our New Credit Facility to fund operating activities as described above, partially offset by the change in cash flows from investing activities.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have experienced an increase in such demand due to the fairly stable oil and natural gas commodity prices from 2016 lows, and increases in the level of production and development activities across the industry. Our 2019 financial results, to date, reflect our improved operational execution in response to this increased demand, and we are optimistic about the prospects for the remainder of 2019 should oil and natural gas prices remain in their current range. Our long-term goals include driving increased utilization of our assets, an optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permits. We will continue to explore adding high margin services that diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of March 31, 2019 consist primarily of scheduled principal payments under certain term loans and operating leases. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020; however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Leases

On January 1, 2019, we adopted ASC Topic 842, Leases.  ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated.  On January 1, 2019, we recognized $1.9 million in right-of-use assets and $1.9 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. We do not have any finance leases, nor are we the lessor in any leasing arrangements. There was no cumulative-effect adjustment to retained earnings required at January 1, 2019. The new standard did not have a material impact on our results of operations of cash flows.

There have been no other changes in our critical accounting policies since December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we adopted ASC 842 "Leases". Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows, we implemented changes to our processes related to accounting for leases and related internal controls. These changes included the development of new policies related to the new leasing framework, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements.

There has been no change in the Company's internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Enservco and Heat Waves were defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleged that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- i.e., the ‘993 Patent and the ‘875 Patent.  In March of 2019, the parties moved to dismiss the Colorado Case.  On March 15, 2019, the Colorado Case was dismissed in its entirety without any finding of liability of  Enservco or Heat Waves.

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

ITEM 1A. RISK FACTORS

See the Company's risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed on March 28, 2019, which is incorporated herein by reference. There have been no material changes to the risk factors as set forth in that Form 10-K.

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

ENSERVCO CORPORATION

Date: May 15, 2019	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: May 15, 2019	/s/ Dustin Bradford
Dustin Bradford, Principal Financial Officer and Chief Financial Officer