Form 10-Q
period 2019-06-30
Enservco Corp
filed 2019-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2019
Common stock, $.005 par value	55,757,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
ASSETS	2019	2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$506	$257
Accounts receivable, net	8,628	10,729
Prepaid expenses and other current assets	1,001	1,081
Inventories	372	514
Income tax receivable, current	85	85
Current assets of discontinued operations	37	864
Total current assets	10,629	13,530

Property and equipment, net	30,306	33,057
Goodwill	546	546
Intangible assets, net	931	1,033
Income taxes receivable, non-current	28	28
Right-of-use asset - financing, net	777	-
Right-of-use asset - operating, net	4,899	-
Other assets	556	650
Non-current assets of discontinued operations	-	177

TOTAL ASSETS	$48,672	$49,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,961	$3,391
Note payable	-	3,868
Lease liability - financing, current	197	-
Lease liability - operating, current	846	-
Current portion of long-term debt	144	149
Current liabilities of discontinued operations	-	44
Total current liabilities	4,148	7,452

Long-Term Liabilities
Senior revolving credit facility	31,862	33,882
Subordinated debt	1,857	1,832
Long-term debt, less current portion	246	312
Lease liability - financing, less current portion	441	-
Lease liability - operating, less current portion	4,056	-
Other liability	89	941
Total long-term liabilities	38,551	36,967
Total liabilities	42,699	44,419

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 55,432,829 and 54,389,829 shares issued, respectively; 103,600 shares of treasury stock; and 55,329,229 and 54,286,229 shares outstanding, respectively	277	271
Additional paid-in capital	21,960	21,797
Accumulated deficit	(16,264)	(17,466)
Total stockholders' equity	5,973	4,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,672	$49,021

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues
Well enhancement services	$6,339	$7,005	$31,151	$26,290
Water transfer services	867	929	2,295	1,924
Total revenues	7,206	7,934	33,446	28,214

Expenses
Well enhancement services	6,150	5,900	21,362	18,991
Water transfer services	1,287	979	3,472	1,936
Functional support and other	287	181	442	326
Sales, general, and administrative expenses	1,460	1,236	3,078	2,589
Patent litigation and defense costs	1	55	10	75
Severance and transition costs	-	593	-	633
Loss (gain) on disposal of assets	12	(53)	12	(53)
Impairment loss	-	-	127	-
Depreciation and amortization	1,736	1,520	3,419	3,019
Total operating expenses	10,933	10,411	31,922	27,516

(Loss) Income from Operations	(3,727)	(2,477)	1,524	698

Other (Expense) Income
Interest expense	(658)	(511)	(1,542)	(1,011)
Other income (expense)	1,208	(85)	1,144	(506)
Total other income (expense)	550	(596)	(398)	(1,517)

(Loss) income from continuing operations before tax benefit	(3,177)	(3,073)	1,126	(819)
Income tax (expense) benefit	(32)	(32)	(32)	(32)
Income from continuing operations	$(3,209)	$(3,105)	$1,094	$(851)
Discontinued operations (Note 6)
Loss from operations of discontinued operations	-	(177)	-	(390)
Income tax benefit	-	-	-	-
Loss from discontinued operations	-	(177)	-	(390)
Net (loss) income	$(3,209)	$(3,282)	$1,094	$(1,241)

(Loss) earnings from continuing operations per common share - basic	$(0.06)	$(0.06)	$0.02	$(0.02)
Loss from discontinued operations per common share - basic	-	-	-	-
Net (loss) income per share - basic	$(0.06)	$(0.06)	$0.02	$(0.02)

(Loss) Earnings from continuing operations per common share - diluted	$(0.06)	$(0.06)	$0.02	$(0.02)
Loss from discontinued operations per common share - diluted	-	-	-	-
Net (loss) income per share - diluted	$(0.06)	$(0.06)	$0.02	$(0.02)

Basic weighted average number of common shares outstanding	54,978	51,677	54,589	51,413
Add: Dilutive shares	-	-	1,215	-
Diluted weighted average number of common shares outstanding	54,978	51,677	55,804	51,413

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2018	51,094	$255	$19,571	$(11,601)	$8,225

Stock-based compensation, net of issuance costs	-	-	63	-	73
Cashless option exercise	66	-	-	-	-
Net income	-	-	-	2,041	2,041
Balance at March 31, 2018	51,160	255	19,634	(9,560)	10,329

Stock-based compensation, net of issuance costs	-	-	105	-	105
Cashless option exercise	663	3	(3)	-	-
Restricted share issuance	990	5	(5)	-	-
Cashless exercise of warrants	1,613	8	1,863	-	1,871
Net loss	-	-	-	(3,282)	(3,282)

Balance at June 30, 2018	54,426	$271	$21,594	$(12,842)	$9,023

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602
Opening balance adjustment				108	108
Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303
Balance at March 31, 2019	54,231	271	21,889	(13,055)	9,105

Stock-based compensation, net of issuance costs	-	-	77	-	77
Restricted share issuance	1,123	6	(6)	-	-
Restricted share cancellation	(25)	-	-	-	-
Net loss	-	-	-	(3,209)	(3,209)

Balance at June 30, 2019	55,329	$277	$21,960	$(16,264)	5,973

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$1,094	$(1,241)
Net loss from discontinued operations	-	(390)
Net income (loss) from continuing operations	1,094	(851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,419	3,186
Loss (gain) on disposal of equipment	12	(53)
Impairment loss	127	-
Gain on settlement (Note 4)	(1,252)	-
Change in fair value of warrant liability	-	540
Stock-based compensation	168	188
Amortization of debt issuance costs and discount	226	126
Provision for bad debt expense	3	33
Changes in operating assets and liabilities
Accounts receivable	2,098	6,839
Inventories	142	82
Prepaid expense and other current assets	(21)	195
Amortization of operating lease assets	329	-
Other assets	138	(60)
Accounts payable and accrued liabilities	(429)	(3,101)
Operating lease liabilities	(322)	-
Other liabilities	99	-
Net cash provided by operating activities - continuing operations	5,831	7,124
Net cash provided by (used in) operating activities - discontinued operations	23	(599)
Net cash provided by - operating activities	5,854	6,525

INVESTING ACTIVITIES
Purchases of property and equipment	(567)	(1,426)
Proceeds from disposals of property and equipment	219	145
Proceeds from insurance claims	27	122
Net cash used in investing activities - continuing operations	(321)	(1,159)
Net cash provided by (used in) investing activities - discontinued operations	760	(44)
Net cash provided by (used in) investing activities	439	(1,203)

FINANCING ACTIVITIES
Net line of credit payments	(2,071)	(5,386)
Repayment of long-term debt	(70)	(66)
Payments of finance leases	(202)	-
Repayment of note	(3,700)	-
Other financing activities	(1)	(26)
Net cash used in financing activities	(6,044)	(5,478)

Net Increase (Decrease) in Cash and Cash Equivalents	249	(156)

Cash and Cash Equivalents, beginning of period	257	391

Cash and Cash Equivalents, end of period	$506	$235

Supplemental Cash Flow Information:
Cash paid for interest	$1,254	$863
Cash paid for taxes	$32	$32
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$-	$49
Cashless exercise of stock options	$-	$994
Non-cash proceeds of warrant exercise	$-	$500
Non-cash subordinated debt principal repayment	$-	$(500)
Non-cash conversion of warrant liability to equity	$-	$1,371

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of June 30, 2019 and December 31, 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of approximately $139,000. For the three and six months ended June 30, 2019, the Company recorded approximately $3,000 to bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through April 2024. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of June 30, 2019, and December 31, 2018, the Company had a deferred rent liability of approximately $15,000 and $64,000, respectively.

The Company has leased trucks and equipment in the normal course of business, which may be recorded as operating or financing leases, depending on the term of the lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The Company records amortization expense on equipment under financing leases on a straight-line basis as well as interest expense based on our implicit borrowing rate at the date of the lease inception. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded impairment charges of approximately $127,000 related to its salt water disposal wells which it expects to divest during 2019.

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

As of June 30, 2019 and 2018, there were outstanding stock options and warrants to acquire an aggregate of 2,203,499 and 2,662,766 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of June 30, 2019, the aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2019, and the exercise price, multiplied by the number of in-the-money instruments) of outstanding stock options and warrants was approximately $103,000.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at June 30, 2019 or December 31, 2018, for trading purposes.

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

Interest and penalties associated with tax positions are recorded in the period assessed as Other expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2015 through 2018 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2014 to 2018.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and six months ended June 30, 2019. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2018 and 2019. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Monte Carlo simulation program to determine the fair value of market-based restricted stock awarded in 2018 and 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, the Company adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheets increased by approximately $2.4 million. The Company elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. The Company also elected a practical expedient to not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the Right-of-Use (‘ROU”) assets. See Note 10 - Commitments and Contingencies for more information.

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

Note 3 - Property and Equipment

Property and equipment consists of the following (amounts in thousands):

	June 30,	December 31,
	2019	2018

Trucks and vehicles	$59,621	$59,535
Water transfer equipment	5,190	4,952
Other equipment	1,032	961
Buildings and improvements	2,955	2,822
Land	378	378
Disposal wells	-	400
Total property and equipment	69,176	69,048
Accumulated depreciation	(38,870)	(35,991)
Property and equipment, net	$30,306	$33,057

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

The consideration paid or to be paid by Enservco under the Agreement originally included: (i) $3.7 million in cash paid to or for the benefit of the Seller at the closing; (ii) a subordinated promissory note issued to the Seller in the principal amount of $4.8 million, plus interest accrued thereon (the “Seller Subordinated Note”), as further discussed below; (iii) retirement by Enservco of $2.5 million in indebtedness of Adler; (iv) an earn-out payment of up to $1.0 million in cash payable to the Seller (the "Earn-Out Payment"), the actual amount of which is subject to Enservco’s satisfaction of certain EBITDA-related performance conditions during 2019; and (v) $1.0 million in cash held by Enservco and payable to the Seller on the 18 month anniversary of October 26, 2018, subject to offset by Enservco for any indemnification obligations owed by the Seller or certain former members of Adler under the Agreement (the "Indemnity Holdback Payment"). Certain aspects of the consideration have been modified since execution of the Agreement as further discussed below.

On April 4, 2019 Enservco and the Seller entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in order to resolve certain disputes and disagreements relating to the Transaction without litigation. Pursuant to the Settlement Agreement the parties agreed to (i) waive all rights of the Seller to the Earn-Out Payment and the Indemnity Holdback Payment, (ii) reduce the original principal balance of the Seller Subordinated Note from $4,800,000 to $4,500,000, (iii) extend the maturity date of the Seller Subordinated Note from March 31, 2019 to April 10, 2019, subject to a nine day grace period, and (iv) mutually release one another from any and all demands, claims and causes of action, existing, or arising out of or related to (A) the sale and purchase of Adler, (B) the Purchase Agreement or the Ancillary Documents referred to therein, (C) Adler, (D) loans by the Seller to Adler, or (E) the transactions or activities connected with any of the foregoing or any prior dealings of any of the Seller, on the one hand, and Enservco on the other hand, in each case subject to exceptions for claims arising from breaches of the Settlement Agreement and enumerated provisions of the Purchase Agreement. All adjustments to the original purchase accounting are recognized in the second quarter of 2019, when the settlement occurred. We also considered whether the execution of the Settlement Agreement was an indicator of impairment with regards to the recorded balance of goodwill and the definite-lived intangible assets. With regards to goodwill, we determined that it was not more likely than not that the carrying amount of the reporting unit was greater than its fair value, and thus determined that further evaluation of goodwill for potential impairment was not necessary. We will perform a goodwill impairment analysis over the recorded balance on an annual basis, or if we determine an indicator of impairment exists. With regards to the definite-lived intangible assets, we determined that there were no events or changes in circumstances that would indicate that its carrying amount may not be recoverable, and therefore determined that a test for recoverability was not required.

The acquisition of Adler qualified as a business combination and as such, we estimated the fair value of the assets acquired and liabilities assumed as of the closing date. Additionally, we estimated the fair value of contingent consideration given. The fair value measure of the assets acquired and liabilities assumed applied various valuation methods to estimate the value of the intangibles that would provide a fair and reasonable value to a market participant, in view of the facts available at the time. Each valuation method was analyzed to determine which method would generate the most reasonable estimate of value of the Company’s intangible assets as of October 26, 2018. Both internal and external factors influencing the value of the intangibles were considered such as Adler’s financial position, results of operations, historical financial data, future financial expectations, economic conditions, status of the oil and gas industry and Adler’s position in the industry.

In connection with the execution of the Settlement Agreement, we reviewed our estimates and allocation of the fair value of assets acquired, consideration transferred, and contingent consideration given in connection with the Transaction. In our judgment, the reduction in the fair value of the consideration did not have a clear and direct link to the purchase price, and therefore the change in the fair value of the Indemnity Holdback Payment of approximately $908,000, the change in the fair value of the Earn-Out Payment, of approximately $44,000, and the $300,000 reduction in the amount of the Seller Subordinated Note, were each recorded as gains within Other Income (Expense) in the accompanying Statements of Operations.

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

Below are consolidated results of operations for the three and six months ended June 30, 2018, as though the acquisition of Adler had been completed on January 1, 2018.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018

Total revenues	$9,623	$39,173
Income from continuing operations	$(3,978)	$679
Income per common share - basic and diluted	$(0.08)	$0.09

The pro forma results for the three and six months ended June 30, 2018, includes adjustments related to the following purchase accounting and acquisition related items:

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

Subordinated Note

In connection with the Transaction and pursuant to the terms of the Agreement, on October 26, 2018, Enservco issued to the Seller the Seller Subordinated Note in the original principal amount of $4.8 million in connection with the Settlement Agreement, which was reduced to $4.5 million as discussed above, and unpaid amounts thereunder beared simple interest at a rate of 8% per annum. Enservco was required to and made principal payments on November 30, 2018 of $800,000, on February 28, 2019 of $200,000, and on April 9, 2019, subject to a 10-day grace period, of all remaining outstanding principal and interest. The Seller Subordinated Note was guaranteed by Enservco’s subsidiaries and secured by a junior security interest in substantially all assets of Enservco and its subsidiaries. The Seller Subordinated Note was subject to a subordination agreement by and among Enservco, the Seller, and East West Bank. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

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

Note  5 – Intangible Assets

The components of our intangible assets as of June 30, 2019, and December 31, 2018, are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(136)	(34)
Net carrying value	$931	$1,033

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $51,000 and $102,000 for the three and six months ended June 30, 2019.

The following table represents the amortization expense for the next five years for the twelve months ending June 30 (in thousands):

	2020	2021	2022	2023	2024
Customer relationships	$125	$125	$125	$125	$41
Patents and trademarks	90	90	90	90	30
Total intangible asset amortization expense	$215	$215	$215	$215	$71

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	June 30,	December 31,
	2019	2018
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$30	$97
Inventories	-	-
Property and equipment, net	-	177
Receivable from equipment sales	-	760
Prepaid expenses and other current assets	7	7
Total major classes of assets of the discontinued operation	$37	$1,041

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	-	44
Total liabilities included as part of discontinued operations	$-	$44

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	June 30,
	2019	2018

Revenue	$-	$858
Cost of sales	-	(953)
Sales, general, and administrative expenses	-	(5)
Depreciation and amortization	-	(78)
Other income and expense items that are not major	-	1
Pretax loss of discontinued operations related to major classes of pretax profit	-	(177)
Pretax gain on sale at auction	-	-
Loss on disposal	-	-
Pretax loss on impairment	-	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$-	$(177)

	Six months ended
	June 30,
	2019	2018

Revenue	$-	$1,699
Cost of sales	-	(1,901)
Sales, general, and administrative expenses	-	(22)
Depreciation and amortization	-	(167)
Other income and expense items that are not major	-	1
Pretax loss of discontinued operations related to major classes of pretax profit	-	(390)
Pretax gain on sale at auction	-	-
Loss on disposal	-	-
Pretax loss on impairment	-	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$-	$(390)

Note 7 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank, which provides for a three-year $37 million senior secured revolving credit facility (the "Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds are collected in bank-controlled lockbox accounts and credited to the Credit Facility within one business day.

As of June 30, 2019, we had an outstanding principal loan balance under the Credit Facility of approximately $31.9 million with a weighted average interest rates of 5.98% per year for $27.0 million of outstanding LIBOR Rate borrowings and 7.25% per year for the approximately $4.9 million of outstanding Prime Rate borrowings. As of June 30, 2019, we had borrowed approximately $753,000 in excess of the maximum amount available under the Credit Facility and, under the Credit Facility we were required to immediately replay the borrowing excess. While we paid all of the borrowing excess on July 3, 2019, the non-payment on July 1, 2019 constituted a payment default under the Credit Agreement. On August 12, 2019, we entered into the Third Amendment to Loan and Security Agreement and Waiver with East West Bank that (i) waived the foregoing default; (ii) provided for slightly higher interest rates on borrowings under the Credit Facility; and (iii) reduced our allowable capital expenditures in any fiscal year from $3.0 million to $1.5 million.

Under the 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Maintenance of a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, with a build up beginning on January 1, 2017, through December 31, 2017, upon which the ratio is measured on a trailing twelve-month basis;

(2) In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the Credit Facility and balance sheet cash).

As of June 30, 2019, our available liquidity was approximately $506,000, which was comprised of cash.

As of June 30, 2019, we were in compliance with all financial covenants contained in the 2017 Credit Agreement.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $152,000 and $208,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for June 30, 2019, and December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company amortized approximately $24,000 and $58,000, respectively, of these costs to Interest Expense. During the three and six months ended June 30, 2018, the Company amortized approximately $24,000 and $47,000, respectively, of these costs to Interest Expense.

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	June 30,	December 31,
	2019	2018

Seller Subordinated Note. Interest is at 8%. Matured March 31, 2019 (1)	$-	$4,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,254.64 until October 3, 2028. Collateralized by land and property purchased with the loan.	243	258

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	94	113

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	53	89
Total	2,390	6,460
Less debt discount	(143)	(299)
Less current portion	(144)	(4,017)
Long-term debt, net of debt discount and current portion	$2,103	$2,144

(1) In accordance with the Settlement Agreement discussed in Notes 4 the agreed upon due date was extended to April 10, 2019, subject to a nine-day grace period. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described in above), are as follows (in thousands):

Twelve Months Ending June 30,
2020	$144
2021	98
2022	2,064
2023	60
2024	24
Thereafter	-
Total	$2,390

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy(in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
June 30, 2019
Derivative Instrument
Interest rate swap liability	$-	$18	$-	$18

December 31, 2018
Derivative Instrument
Interest rate swap asset	$-	$75	$-	$75

Earn-Out Payment liability	$-	$-	$44	$44
Indemnity Holdback Payment liability	-	-	887	887
	$-	$-	$931	$931

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

The fair value of the Indemnity Holdback Payment liability was estimated based on the present value using a risk-adjusted interest rate of 9.5%. The fair value of the Earn-Out Payment liability was estimated using a financial projection with a risk-adjusted interest rate of 9.5%.

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of June 30, 2019, and December 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2019.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the six months ended June 30, 2019 and 2018, the Company recorded an income tax expense of approximately $314,000 and  $235,000, respectively, reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax provision of zero.

Note 10 – Commitments and Contingencies

Operating Leases

On January 1, 2019, we adopted ASC 842, Leases. Results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840. On January 1, 2019, we recognized $2.4 million in right-of-use assets and $2.4 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. During the six months ended June 30, 2019, we entered into several finance leases related to equipment. We recognized approximately $845,000 in right-of-use assets and lease liabilities. We made a cumulative-effect adjustment to retained earnings of approximately $108,000 at January 1, 2019.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company uses the weighted average interest rate on its Credit Facility. Long-term leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term.

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

As of June 30, 2019, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending June 30,	Operating Leases	Financing Leases
2020	$1,096	$275
2021	1,041	239
2022	933	191
2023	644	-
2024	613	-
Thereafter	717	-
	5,044	705
Impact of discounting	(142)	(67)
Discounted value of lease obligations	$4,902	$638

The following table summarizes the components of our gross operating lease costs incurred during the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Operating lease expense:
Current lease cost	$175	$367
Long-term lease cost	197	322
Total operating lease cost	$372	$689
Finance lease expense:
Amortization of right-of-use assets	$68	$68
Interest on lease liabilities	9	9
Total lease cost	$77	$77

Our weighted-average lease term and discount rate used during the six months ended June 30, 2019 are as follows:

Six Months Ended June 30, 2019
Operating
Weighted-average lease term (years)	4.96
Weighted-average discount rate	6.08%
Financing
Weighted-average lease term (years)	2.66
Weighted-average discount rate	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $68,000 and $60,000 as of June 30, 2019 and December 31, 2018, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to June 30, 2019 and December 31, 2018, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2019, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through June 30, 2019, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of June 30, 2019, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of June 30, 2019, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

A summary of warrant activity for the six months ended June 30, 2019 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2018	30,000	$0.70	2.5	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at June 30, 2019	30,000	$0.70	2.0	-

Exercisable at June 30, 2019	30,000	$0.70	2.0	-

Stock Issued for Services

During the three and six months ended June 30, 2019, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2019, there were options to purchase 574,666 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of June 30, 2019, there were options to purchase 1,598,833 shares and we had granted restricted stock shares of 1,857,166 that remained outstanding under the 2016 Plan

We have not granted any stock options during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018.

During the six months ended June 30, 2019, no options were exercised. During the six months ended June 30, 2018, 1,230,002 options to purchase shares of Company common stock were exercised on a cashless basis resulting in the issuance of 663,938 shares. The following is a summary of stock option activity for all equity plans for the six months ended June  30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	2,544,665	$0.85	2.54	$93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(371,166)	1.50	-	-
Outstanding at June 30, 2019	2,173,499	$0.73	2.24	$103

Vested or Expected to Vest at June 30, 2019	2,098,998	$0.74	2.21	102
Exercisable at June 30, 2019	2,098,998	$0.74	2.21	$102

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2019.

During the three and six months ended June 30, 2019, the Company recognized stock-based compensation costs for stock options of approximately $29,000 and $71,000, respectively, in sales, general, and administrative expenses. During the three and six months ended June 30, 2018, the Company recognized stock-based compensation costs for stock options of approximately $61,000 and $134,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2018	593,833	$0.20
Granted	-	-
Vested	(489,332)	0.19
Forfeited	(30,000)	0.22
Non-vested at June 30, 2019	74,501	$0.22

As of June 30, 2019, there was approximately $13,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 0.94 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2018	836,667	$0.98
Granted	1,123,000	0.27
Vested	(37,501)	1.38
Forfeited	(65,000)	1.0
Restricted shares at June 30, 2019	1,857,166	$0.51

During the three and six months ended June 30, 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $48,000 and $97,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	2,229,378	3,376,984	2,332,836	3,764,147
Warrants	30,000	1,625,178	30,000	1,633,991
Weighted average	2,259,378	5,002,162	2,362,836	5,398,138

Note 13- Segment Reporting

Enservco’s reportable business segments are Well Enhancement Services and Water Transfer Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments.

Well Enhancement Services: This segment utilizes a fleet of frac water heating units, hot oil trucks and acidizing units to provide maintenance and completion services to the domestic oil and gas industry. These services include frac water heating, hot oil services, pressure testing, and acidizing services.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Three Months Ended June 30, 2019:
Revenues	$6,339	$867	$-	$7,206
Cost of Revenue	6,150	1,287	287	7,724
Segment Profit (Loss)	$189	$(420)	$(287)	$(518)

Depreciation and Amortization	$1,430	$294	$12	$1,736

Capital Expenditures (Excluding Acquisitions)	$167	$87	$2	$256

Identifiable assets(1)	$41,331	$2,819	$1,388	$45,538

Three Months Ended June 30, 2018:
Revenues	$7,005	$929	$-	$7,934
Cost of Revenue	5,900	979	181	$7,060
Segment Profit (Loss)	$1,105	$(50)	$(181)	$874

Depreciation and Amortization	$1,226	$289	$5	$1,520

Capital Expenditures (Excluding Acquisitions)	$245	$106	$1	$352

Identifiable assets(1)	$29,169	$3,235	$516	$32,920

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Six Months Ended June 30, 2019:
Revenues	$31,151	$2,295	$-	$33,446
Cost of Revenue	21,362	3,472	442	25,276
Segment Profit (Loss)	$9,789	$(1,177)	$(442)	$8,170

Depreciation and Amortization	$2,817	$577	$25	$3,419

Capital Expenditures (Excluding Acquisitions)	$254	$275	$38	$567

Six Months Ended June 30, 2018:
Revenues	$26,290	$1,924	$-	$28,214
Cost of Revenue	18,991	1,936	326	$21,253
Segment Profit (Loss)	$7,299	$(12)	$(326)	$6,961

Depreciation and Amortization	$2,455	$552	$12	$3,019

Capital Expenditures (Excluding Acquisitions)	$786	$647	$8	$1,441

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Segment profit	$(518)	$874	$8,170	$6,961
Sales, general, and administrative expenses	(1,460)	(1,236)	(3,078)	(2,589)
Patent litigation and defense costs	(1)	(55)	(10)	(75)
Severance and transition costs	-	(593)	-	(633)
(Loss) gain on disposals of equipment	(12)	53	(12)	53
Impairment	-	-	(127)	-
Depreciation and amortization	(1,736)	(1,520)	(3,419)	(3,019)
(Loss) income from Operations	$(3,727)	$(2,477)	$1,524	$698

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region (1)	$4,114	$4,671	$20,988	$16,257
Central USA Region (2)	1,935	2,154	6,471	7,077
Eastern USA Region (3)	290	180	3,692	2,956
Total Well Enhancement Services	6,339	7,005	31,151	26,290

Water Transfer Services:
Rocky Mountain Region(1)	867	929	2,295	1,924
Central USA Region(2)	-	-	-	-
Eastern USA Region(3)	-	-	-	-
Total Water Transfer Services	867	929	2,295	1,924
Total Revenues	$7,206	$7,934	$33,446	$28,214

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2019 and 2018, and our financial condition, liquidity and capital resources as of June 30, 2019, and December 31, 2018. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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
●

The significant financial constraints imposed as a result of our indebtedness, including the fact that we have very little borrowing availability on our Credit Facility and there are restrictions imposed on us under the terms of the Credit Agreement and our need to generate sufficient cash flows to repay our debt obligations;

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

OVERVIEW

The Company, through its subsidiaries Heat Waves Hot Oil Service, LLC ("Heat Waves"), Adler Hot Oil Service, LLC ("Adler"), and Heat Waves Water Management, LLC ("HWWM"), provides a range of oil field services to the domestic onshore oil and gas industry. These services are broken down into two segments:  1) Well Enhancement services, which include frac water heating, hot oiling, and acidizing, and 2) Water Transfer services. The Company owns and operates through its subsidiaries a fleet of more than 450 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the six months ended June 30, 2019, increased approximately $5.2 million, or 19%, from the comparable period last year due to a 18% increase in our core Well Enhancement revenue and a 19% increase in Water Transfer revenue.  Well Enhancement revenue growth was attributable to the acquisition of Adler Hot Oil in the fourth quarter of 2018 and to ongoing efforts to bundle services with new and existing customers. Increased frac water heating and hot oiling revenues were partially offset by a decline in acidizing revenue.  Water Transfer revenue growth was attributable to successful marketing efforts in Wyoming.

Segment profits for the six-month period ended June 30, 2019, increased by approximately $1.2 million, or 17%, due to an increase in Well Enhancement service revenue without a corresponding increase in our fixed cost structure.  Higher segment profits in Well Enhancement were partially offset by an increased segment loss in Water Transfer as described below. Sales, general & administrative expense, excluding severance and transition costs, increased by approximately $489,000, or 19%, year over year due primarily to an increase in general office expenses, including costs related to investment in our IT systems and processes. Interest expense increased $531,000, or 53%, year over year due to a higher average borrowing balance related to the Adler acquisition and our increased time to collection on certain customer receivables.

Net income for the six months ended June 30, 2019, was approximately $1.1 million or $0.02 per share, compared to a net loss of approximately $1.2 million, or $0.02 per share, in the same period last year due to the factors noted above, as well as a gain on settlement of approximately $1.2 million related to a settlement agreement reached with the sellers of Adler during the three months ended June 30, 2019.

Adjusted EBITDA for the six months ended June 30, 2019, was approximately $5.3 million compared to approximately $4.6 million for the same period last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the six months ended June 30, 2019, WTI crude oil price averaged approximately $57 per barrel, versus an average of approximately $65 per barrel in the comparable period last year. The North American rig count declined to 967 rigs in operation as of June 30, 2019, compared to 1,047 at the same time a year ago.  Taking into account the lower oil price environment and reduced rig count, we believe current customer activity levels should support continuation of demand for our services if crude oil and natural gas prices remain in the range of their current levels. We have responded to the current market dynamics by allocating resources to our most active customers and basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings.

Segment Overview

Enservco’s reportable business segments include the following:

Well Enhancement Services: This segment utilizes a fleet of frac water heating, hot oiling and acidizing trucks and trailers that provide well enhancement, completion and maintenance services to oil and gas development and production companies. Heat Waves and Adler provide these services.

Water Transfer Services: This segment utilizes high and low volume pumps, lay flat hose, aluminum pipe and manifolds, and related equipment to move fresh and/or recycled water from a water source such as a pond, lake, river, stream, or water storage facility to frac tanks at drilling locations for use in well completion activities.

Segment Results:

The following tables set forth revenue from operations and segment profits for our business segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Well enhancement services	$6,339	$7,005	$31,151	$26,290
Water transfer services	867	929	2,295	1,924
Total Revenues	$7,206	$7,934	$33,446	$28,214

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SEGMENT PROFIT (LOSS):
Well enhancement services	$189	$1,105	$9,789	$7,299
Water transfer services	(420)	(50)	(1,177)	(12)
Unallocated and other	(287)	(181)	(442)	(326)
Total Segment Profit (Loss)	$(518)	$874	$8,170	$6,961

Well Enhancement Services

Well Enhancement Services, which accounted for 88% of total revenue for the three months ended June 30, 2019, decreased approximately $666,000, or 10%, to $6.3 million compared to $7.0 million for the same quarter last year due to an $893,000 decrease in frac water heating services, as described below, partially offset by an increase in hot oil services revenue. This segment, which accounted for 93% of total revenue for the six months ended June 30, 2019, increased $4.9 million, or 18%, to $31.2 million compared to $26.3 million in the same period last year. The increase in revenue primarily resulted from our increased capacity and customer base due to our acquisition of Adler.

Frac water heating revenue for the three months ended June 30, 2019, decreased approximately $815,000, or 25%, to $2.4 million compared to $3.2 million for the same quarter last year due to warmer temperatures during 2019 compared to the year-ago quarter. Frac water heating revenue for the six months ended June 30, 2019, increased $5.5 million, or 31%, to $23.1 million compared to $17.6 million for the same quarter last year.  Our acquisition of Adler allowed us to realize revenue from several customers we did not previously perform significant work for, and allowed us to increase services to other customers, particularly in the Bakken and D-J Basin. We also experienced increased demand in the Marcellus Shale and Utica Shale locations in Pennsylvania.

Hot oil revenue for the three months ended June 30, 2019, increased approximately $368,000, or 13%, compared to the three months ended June 30, 2018, from approximately $2.8 million to approximately $3.2 million. Hot oil revenue for the six months ended June 30, 2019, increased approximately $354,000 million, or 5%, from $6.5 million during the six months ended June 30, 2018 to $6.8 million during the six months ended June 30, 2019. Both increases were primarily due to the increase in our fleet size and market share in the basins we serve as a result of the acquisition of Adler, as well as due to growth in our customer base in our Central USA region.

Acidizing revenues for the three months ended June 30, 2019, decreased by approximately $79,000, or 10%, to approximately $679,000 from approximately $758,000.  Acidizing revenues for the six months ended June 30, 2019, decreased by approximately $624,000, or 35%, to approximately $1.1 million from approximately $1.8 million. Both declines were due to delays in establishing a presence in new markets following a reallocation of our equipment out of certain basins where we believe demand was waning. The year-over-year decline was primarily driven by a decline in services performed for two customers in the Green River Basin and Eagle Ford Shale who changed their maintenance programs.  The decline was partially offset by new customer wins and growth in services performed for other customers and in new areas. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment profits for our core Well Enhancement services decreased by $916,000, or 83%, to $189,000 for the three months ended June 30, 2019, compared to $1.1 million in the same quarter last year, which was primarily the result of the lower frac water heating revenue during the current year, without a corresponding reduction in our fixed costs. Segment profits for our core Well Enhancement services increased by $2.5 million, or 34%, to $9.8 million for the six months ended June 30, 2019, compared to $7.3  million in the same period last year, primarily due to higher revenue resulting from the acquisition of Adler and the deployment of our fleet into our most active basins, along with certain cost reduction initiatives implemented in the second half of 2018 that carried into 2019.

Water Transfer Services

Water Transfer revenue for the three months ended June 30, 2019, accounted for 12% of total revenue, and decreased by approximately $62,000, or 7%, to approximately $867,000 from approximately $929,000 in the same quarter last year. During the three months ended June 30, 2019, we worked for three distinct water transfer customers, compared to six in the prior year. Water Transfer revenue for the six months ended June 30, 2019 accounted for 7% of total revenue, and increased approximately $371,000, or 19%, from approximately $1.9 million to approximately $2.3 million. The increase in revenue was due in part to cross-selling Water Transfer services to several of our largest heating customers, and was also the result of organic growth sales among new and existing Water Transfer customers.

The segment loss for Water Transfer for the three months ended June 30, 2019, was approximately $420,000 compared to segment loss of approximately $50,000 during the three months ended June 30, 2018. Lower total revenue, and increases in personnel costs and time and expense related to the work being performed in remote locations, increases in rental equipment, and increased repairs and maintenance costs were primary drivers of the increase in segment losses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The segment loss for Water Transfer for the six months ended June 30, 2019, was approximately $1.2 million compared to segment loss of approximately $12,000 for the six months ended June 30, 2018. A severe cold weather event in Wyoming in January froze water within our lay-flat hose and pumps in two projects that led to crew downtime and significant cost overruns related to rental of replacement hose and pumps and the use of third-party labor to complete the project and demobilize our equipment.

Unallocated and Other

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment. These costs included labor, travel, operating costs for regional managers and safety compliance.

Unallocated segment costs in the three months ended June 30, 2019, increased by approximately $106,000, or 59%, to approximately $287,000 compared to approximately $181,000 in the same quarter last year. Unallocated segment costs in the six months ended June 30, 2019, increased by approximately $116,000, or 36%, to approximately $442,000 compared to approximately $326,000 in the same quarter last year. The year-over-year increases were due primarily to increased headcount assigned to our company-wide safety team and service line management that was not allocated to specific operating segments.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region (1)	$4,114	$4,671	$20,988	$16,257
Central USA Region (2)	1,935	2,154	6,471	7,077
Eastern USA Region (3)	290	180	3,692	2,956
Total Well Enhancement Services	6,339	7,005	31,151	26,290

Water Transfer Services:
Rocky Mountain Region(1)	867	929	2,295	1,924
Central USA Region(2)	-	-	-	-
Eastern USA Region(3)	-	-	-	-
Total Water Transfer Services	867	929	2,295	1,924
Total Revenues	$7,206	$7,934	$33,446	$28,214

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Well Enhancement segment revenue in the Rocky Mountain Region for the three months ended June 30, 2019, decreased approximately $556,000, or 12%%, primarily due to a decline in frac water heating revenues in the D-J Basin and Bakken areas, partially offset by an increase in hot oiling services resulting from the acquisition of Adler. Well Enhancement segment revenue in the Rocky Mountain Region for the six months ended June 30, 2019, increased approximately $4.7 million, or 29%, primarily driven by our increased fleet size and customer base resulting from the acquisition of Adler.

Well Enhancement segment revenue in the Central USA region for the three months ended June 30, 2019, decreased by approximately $219,000, or 10%, due to the closure of two facilities in the region, and redeployment certain related equipment into our facilities in the Rocky Mountain Region. Well Enhancement segment revenue in the Central USA region for the six months ended June 30, 2019, decreased by approximately $606,000, or 9%, due to the closure of the two facilities partially offset by improved results from frac water heating in the Scoop/Stack play in Oklahoma.

Well Enhancement segment revenue in the Eastern USA region for the three months ended June 30, 2019, increased approximately $110,000, or 61%, resulting from increased service volume, particularly for non-oilfield customers during our historically slower warmer season.  Well Enhancement segment revenue in the Eastern USA region for the six months ended June 30, 2019, increased approximately $736,000, or 25%, due to an increase in services to customers in the market.

As discussed above, Water Transfer revenue in the Rocky Mountain Region for the three months ended June 30, 2019, decreased by approximately $62,000, or 7%. During the three months ended June 30, 2019, we worked for three distinct water transfer customers, compared to six in the prior year. Water Transfer revenue for the six months ended June 30, 2019 increased approximately $371,000, or 19%, due in part to cross-selling Water Transfer services to several of our largest heating customers, and was also the result of organic growth sales among new and existing Water Transfer customers.

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

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $522,000 or 5% during the second quarter of 2019 compared to the comparable period in 2018, primarily due to an increase in compensation costs, an increase in repairs and maintenance, insurance, and site overhead due to our increase in year-to-date well enhancement services activity, larger fleet, and additional site overhead costs related to locations associated with Adler. During the six months ended June 30, 2019, we  consolidated former Adler locations into our Heat Waves locations, and also opened a new location in Douglas, Wyoming. Direct operating expenses, increased by approximately $4.4 million, or 16%, during the six months ended June 30, 2019 compared to the like period in 2018, primarily due to increases in direct variable costs resulting from the overall increase in service activity in our Well Enhancement service segment as well as our Water Transfer division, equipment rental costs within our water transfer segment, and an increase in site overhead and insurance costs due to the additional locations and fleet size in 2019 as compared to 2018.

Sales, General, and Administrative Expenses:

During the three months ended June 30, 2019, sales, general, and administrative expenses increased approximately $224,000, or 18%, to $1.5 million compared to the same period in 2018 primarily due to an increase in general office expenses, partially due to our acquisition of Adler, and an increase in professional fees related to investment in our IT infrastructure and processes. During the six months ended June 30, 2019, selling, general, and administrative expenses increased approximately $489,000, or 19% to $3.1 million compared to the same period in 2018 primarily due to an increase in compensation costs for our larger management team and an increase in general office expenses, both partially due to our acquisition of Adler, and an increase in professional fees related to investment in our IT infrastructure and processes.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased from $55,000 to $1,000 for the three months ended June 30, 2019 compared to the like period in 2018. Patent litigation and defense costs decreased to $10,000 from $75,000 for the six months ended June 30, 2019 compared to the like period in 2018.  As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019, dismissing the case related to three patent litigation and defense costs in its entirety without any finding of liability of Enservco or Heat Waves. We expect costs related to our defense of such claims to be minimal going forward.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2019 increased $216,000, or 14%, from the same period in 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by certain of our equipment becoming fully-depreciated during 2018 and 2019. Depreciation and amortization expense for the six months ended June 30, 2019 increased $400,000, or 13%, from the same period in 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by certain of our equipment becoming fully-depreciated during 2018 and 2019.

Income from operations:

For the three months ended June 30, 2019, the Company recognized a loss from operations of $3.7 million compared to $2.5 million for the comparable period in 2018. The increased loss of $1.2 million was primarily due to the decrease in segment profits and increase in general and administrative expenses described above. For the six months ended June 30, 2019, the Company recognized income from operations of $1.5 million compared to $698,000 for the comparable period in 2018. The improvement of $826,000 was primarily due to the $1.2 million improvement in segment profits, partially offset by the increase in Sales, General and Administrative Expenses and Depreciation and Amortization described above.

Interest Expense:

Interest expense increased approximately $147,000, or 29%, for the three months ended June 30, 2019, compared to the same period in 2018. Interest expense increased approximately $531,000, or 53%, for the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily due to the increase of our average borrowings related to the acquisition of Adler, along with increased interest rates on our floating rate debt.

Discontinued Operations:

Results for the three and six months ended June 30, 2018 include losses from discontinued operations of approximately $177,000 and $390,000, respectively.

Other expense (income):

Other income for the three and six months ended June 30, 2019 was approximately $1.2 million and $1.1 million, respectively, and was primarily driven by a gain on settlement resulting from the Adler settlement of approximately $1.3 million. Other expense was approximately $85,000 and $506,00, respectively, during the three and six months ended June 30, 2018, and was comprised of the loss on the fair value of our now-retired warrant liability partially offset by an increase in the fair value of our derivative swap instrument and other income.

Income Taxes:

As of June 30, 2019, the Company had recorded a full valuation allowance on a net deferred tax asset of $2.7 million. Our income tax provision of $314,000 for the six months ended June 30, 2019 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount. During the six months ended June 30, 2018, the Company recorded an income tax benefit of approximately $235,000 which increased the gross amount of the deferred tax asset and we increased the valuation allowance by a like amount.   During the six months ended June 30, 2019 and 2018, the Company recorded tax expense of approximately $32,000 for state taxes.

Our effective tax rate was approximately 5% and -3% for the six months ended June 30, 2019 and 2018, respectively. The effective tax expense for the six months ended June 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA*
Net (Loss) Income	$(3,209)	$(3,282)	$1,094	$(1,241)
Add Back (Deduct)
Interest expense	658	511	1,542	1,011
Provision for income tax expense	32	32	32	32
Depreciation and amortization (including discontinued operations)	1,736	1,597	3,419	3,186
EBITDA*	(783)	(1,142)	6,087	2,988
Add back
Stock-based compensation	77	115	169	188
Severance and transition cost	-	593	-	633
Patent litigation and defense costs	1	55	10	75
Impairment loss	-	-	127	-
Software Implementation costs	25	-	25	-
Other (income) expense	(1,208)	85	(1,144)	505
Loss (gain) on disposal of assets	12	(53)	12	(53)
EBITDA related to discontinued operations	-	100	-	224
Adjusted EBITDA*	$(1,876)	$(247)	$5,286	$4,560

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

EBITDA is defined as net (loss) income, before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s ongoing operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, software implementation costs, patent litigation and defense costs, severance and transition costs, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2019 decreased by approximately $1.6 million due primarily to the decline in segment profit and increases in sales, general, and administrative costs discussed above. Adjusted EBITDA for the six months ended June 30, 2019 increased by approximately $726,000 primarily due to the improvement in segment profit, partially offset by the increases in sales, general, and administrative costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As described in more detail in Note 7 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provides for a three-year $37 million senior secured revolving credit facility (the "Credit Facility").

As of June 30, 2019, we had an outstanding principal loan balance under the Credit Facility of approximately $31.9 million with a weighted average interest rates of 5.98% per year for $27.0 million of outstanding LIBOR Rate borrowings and 7.25% per year for the approximately $4.9 million of outstanding Prime Rate borrowings. As of June 30, 2019, we had borrowed approximately $753,000 in excess of the maximum amount available under the Credit Facility and, under the Credit Facility we were required to immediately replay the borrowing excess. While we paid all of the borrowing excess on July 3, 2019, the non-payment on July 1, 2019 constituted a payment default under the Credit Agreement. On August 12, 2019, we entered into the Third Amendment to Loan and Security Agreement and Waiver with East West Bank that (i) waived the foregoing default; (ii) provided for slightly higher interest rates on borrowings under the Credit Facility; and (iii) reduced our allowable capital expenditures in any fiscal year from $3.0 million to $1.5 million.

The following table summarizes our statements of cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$5,854	$6,525
Net cash provided by (used in) investing activities	439	(1,203)
Net cash used in financing activities	(6,044)	(5,478)
Net increase (decrease) in Cash and Cash Equivalents	249	(156)

Cash and Cash Equivalents, Beginning of Period	257	391

Cash and Cash Equivalents, End of Period	$506	$235

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Current Assets	$10,629	$13,530
Total Assets	$48,672	$49,021
Current Liabilities	$4,148	$7,452
Total Liabilities	$42,699	$44,419
Working Capital (Current Assets net of Current Liabilities)	$6,481	$6,078
Stockholders’ Equity	$5,973	$4,602

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  As  discussed above, at June 30, 2019, we did not have any capacity available under the Credit Facility, however, subsequent to June 30, 2019, cash collections from our customers allowed us to repay a portion of the outstanding balance, resulting in modest additional borrowing capacity. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

 As of June 30, 2019, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $31.9 million with a weighted average interest rate of 5.98% per year for $27.0 million of outstanding LIBOR Rate borrowings (which includes the effect of our interest rate swap agreement described below) and 7.25% per year for the approximately $4.9 million of outstanding Prime Rate borrowings. The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment.

On March 31, 2017, our largest shareholder, Cross River Partners, L.P., posted a letter of credit in the amount of $1.5 million in accordance with the terms of the Tenth Amendment to our 2014 Credit Agreement, which was provided by PNC Bank. The letter of credit was converted into subordinated debt with a maturity date of June 28, 2022 with a stated interest rate of 10% per annum and a five-year warrant to purchase 967,741 shares of our common stock at an exercise price of $0.31 per share. On May 10, 2017, Cross River Partners, L.P. also provided $1.0 million in subordinated debt to us as required under the terms of the Tenth Amendment to the 2014 Credit Agreement. This subordinated debt has a stated annual interest rate of 10% and maturity date of June 28, 2022. In connection with this issuance of subordinated debt, Cross River Partners L.P. was granted a five-year warrant to purchase 645,161 shares of our common stock at an exercise price of $0.31 per share. On June 29, 2018 Cross River exercised both warrants and acquired 1,612,902 shares of our common stock. Proceeds from the exercise of the warrants in the amount of $500,000 were used to reduce the subordinated debt balance.

Interest Rate Swap

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank (the "2018 Swap") in order to hedge against the variability in cash flows from future interest payments related to the Credit Facility. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us, and a floating rate payment equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations.

During the three months ended June 30, 2019, the fair market value of the swap instrument decreased by approximately $49,000, from an asset of March 31, 2019 of $31,000, to a liability as of June 30, 2019 of $18,000 and resulted in an increase in other expense. During the six months ended June 30, 2019, the fair market value of the swap instrument increased by approximately $93,000, from an asset of December 31, 2018 of $75,000, to a liability as of June 30, 2019 of $18,000 and resulted in an increase in other expense

During the three months ended June 30, 2018, the fair market value of the swap instrument increased by approximately $23,000 and resulted in an increase in the other expense. During the six months ended June 30, 2018, the fair market value of the swap instrument increased by approximately $19,000 and resulted in an asset being recorded and an increase in other income.

Liquidity:

As of June 30, 2019, our available liquidity was $506,000, which was comprised entirely of our cash balance. Availability on the Credit Facility as of June 30, 2019, was zero, due to our borrowing balance exceeding collateral availability as defined in the Credit Facility. Subsequent to June 30, 2019, we made repayments under the Credit Facility creating modest availability under the Credit Facility. We utilize the Credit Facility to fund working capital requirements, and during the six months ended June 30, 2019, we made net repayments under our Credit Facility of approximately $2.1 million, and additionally received approximately $45,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Working Capital:

As of June 30, 2019, we had working capital of approximately $6.5 million compared to working capital of $6.1 million as of December 31, 2018. The June 30, 2019 figure was impacted by our adoption of the lease accounting standard described in Critical accounting policies and estimates below.

Deferred Tax Asset, net:

As of June 30, 2019, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the six months ended June 30, 2019, cash provided by operating activities was approximately $5.9 million compared to $6.5 million in cash provided by operating activities during the comparable period in 2018. The decrease was attributable to the decline in operating income and increase in interest expense described above, and a decrease in cash provided by the monetization of accounts receivable during the current year period, partially offset by a decrease in cash flows related to the change in our accounts payable balance from December 31, 2018 to June 30, 2019.

Cash flow from Investing Activities:

Cash provided by investing activities during the six months ended June 30, 2019 was approximately $439,000, compared to $1.2 million in cash used in Investing Activities during the comparable period in 2018, primarily due to investment in Water Transfer equipment during 2018 which did not recur in 2019, and proceeds received from the 2019 sale of equipment related to our discontinued operations.

Cash flow from Financing Activities:

Cash used in financing activities for the six months ended June 30, 2019 was $6.0 million compared to $5.5 million in cash used in financing activities for the comparable period in 2018. The change is due to our use of the proceeds from our Credit Facility to fund operating activities as described above, partially offset by the change in cash flows from investing activities.

Outlook:

We believe that the current oil and gas environment provides us an opportunity to increase our cash flows through the increased utilization of our asset base, due to industry dynamics and our focus on deploying our assets into areas where our services are in high demand. We have experienced an increase in such demand due to the fairly stable oil and natural gas commodity prices from 2016 lows, and modest increases in the level of production and development activities across the industry. Our 2019 financial results, to date, reflect our improved operational execution in response to this increased demand, and we are optimistic about the prospects for the remainder of 2019 should oil and natural gas prices remain in their current range. Our long-term goals include driving increased utilization of our assets, an optimized deployment of our fleet, and the right-sizing of our balance sheet by paying down debt. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We may identify additional services to offer to our customer base, and make related investments as capital and market conditions permits. We will continue to explore adding high margin services that diversify and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of June 30, 2019 consist primarily of scheduled principal payments under certain term loans and operating leases. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020; however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Leases

On January 1, 2019, we adopted ASC Topic 842, Leases.  ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated.  On January 1, 2019, we recognized $2.4 million in right-of-use assets and $2.4 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. During the six months ended June 30, 2019, we entered into several finance leases related to equipment. We made an adjustment to retained earnings of approximately $108,000 at January 1, 2019.

There have been no other changes in our critical accounting policies since December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed on March 28, 2019, which is incorporated herein by reference. In addition, see the additional risk factor below.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Ian Dickinson, Kevin Kersting or Marjorie Hargrave, could disrupt our operations. Although we have entered into employment agreements with Messrs. Dickinson and Kersting and Ms. Hargrave, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Ian Dickinson, Chief Executive Officer, and Marjorie Hargrave, Chief Financial Officer). Filed herewith.

10.1	Third Amendment to Loan and Security Agreement and Waiver
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 14, 2019	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: August 14, 2019	/s/ Marjorie Hargrave
Marjorie Hargrave, Principal Financial Officer and Chief Financial Officer