Form 10-Q
period 2019-09-30
Enservco Corp
filed 2019-11-13
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 7, 2019
Common stock, $.005 par value	55,602,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
ASSETS	2019	2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$-	$257
Accounts receivable, net	2,914	10,729
Prepaid expenses and other current assets	688	1,081
Inventories	338	514
Income tax receivable, current	85	85
Current assets of discontinued operations	28	864
Total current assets	4,053	13,530

Property and equipment, net	29,368	33,057
Goodwill	546	546
Intangible assets, net	880	1,033
Income taxes receivable, non-current	28	28
Right-of-use asset - financing, net	702	-
Right-of-use asset - operating, net	4,450	-
Other assets	431	650
Non-current assets of discontinued operations	-	177

TOTAL ASSETS	$40,458	$49,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,962	$3,391
Note payable	-	3,868
Lease liability - financing, current	238	-
Lease liability - operating, current	963	-
Current portion of long-term debt	149	149
Current liabilities of discontinued operations	-	44
Total current liabilities	4,312	7,452

Long-Term Liabilities
Senior revolving credit facility	29,459	33,882
Subordinated debt	1,869	1,832
Long-term debt, less current portion	219	312
Lease liability - financing, less current portion	343	-
Lease liability - operating, less current portion	3,551	-
Other liability	94	941
Total long-term liabilities	35,535	36,967
Total liabilities	39,847	44,419

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 55,602,829 and 54,389,829 shares issued, respectively; 103,600 shares of treasury stock; and 55,499,229 and 54,286,229 shares outstanding, respectively	278	271
Additional paid-in capital	22,011	21,797
Accumulated deficit	(21,678)	(17,466)
Total stockholders' equity	611	4,602

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,458	$49,021

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Well enhancement services	$3,798	$3,200	$34,949	$29,490
Water transfer services	899	634	3,194	2,558
Total revenues	4,697	3,834	38,143	32,048

Expenses
Well enhancement services	4,535	3,946	25,897	22,937
Water transfer services	829	650	4,301	2,586
Functional support and other	480	141	922	467
Sales, general, and administrative expenses	1,723	1,161	4,801	3,750
Patent litigation and defense costs	-	2	10	77
Severance and transition costs	83	-	83	633
Gain on disposal of assets	(14)	-	(2)	(53)
Impairment loss	-	-	127	-
Depreciation and amortization	1,703	1,419	5,122	4,438
Total operating expenses	9,339	7,319	41,261	34,835

Loss from Operations	(4,642)	(3,485)	(3,118)	(2,787)

Other (Expense) Income
Interest expense	(695)	(471)	(2,237)	(1,482)
Gain on settlement (Note 4)	-	-	1,252	-
Other income (expense)	(67)	38	(175)	(468)
Total other income (expense)	(762)	(433)	(1,160)	(1,950)

Loss from continuing operations before tax benefit	(5,404)	(3,918)	(4,278)	(4,737)
Income tax expense	-	-	(32)	(32)
Loss from continuing operations	$(5,404)	$(3,918)	$(4,310)	$(4,769)
Discontinued operations (Note 6)
Loss from operations of discontinued operations	-	(190)	-	(580)
Income tax benefit	-	-	-	-
Loss from discontinued operations	-	(190)	-	(580)
Net loss	$(5,404)	$(4,108)	$(4,310)	$(5,349)

Loss from continuing operations per common share - basic	$(0.10)	$(0.07)	$(0.08)	$(0.09)
Loss from discontinued operations per common share - basic	-	(0.01)	-	(0.01)
Net loss per share - basic	$(0.10)	$(0.08)	$(0.08)	$(0.10)

Loss from continuing operations per common share - diluted	$(0.10)	$(0.07)	$(0.08)	$(0.09)
Loss from discontinued operations per common share - diluted	-	(0.01)	-	(0.01)
Net loss per share - diluted	$(0.10)	$(0.08)	$(0.08)	$(0.10)

Basic weighted average number of common shares outstanding	55,457	54,309	54,925	52,389
Add: Dilutive shares	-	-	-	-
Diluted weighted average number of common shares outstanding	55,457	54,309	54,925	52,389

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2018	51,094	$255	$19,571	$(11,601)	$8,225

Stock-based compensation, net of issuance costs	-	-	63	-	63
Cashless option exercise	66	-	-	-	-
Net income	-	-	-	2,041	2,041
Balance at March 31, 2018	51,160	255	19,634	(9,560)	10,329

Stock-based compensation, net of issuance costs	-	-	105	-	105
Cashless option exercise	663	3	(3)	-	-
Restricted share issuance	990	5	(5)	-	-
Cashless exercise of warrants	1,613	8	1,863	-	1,871
Net loss	-	-	-	(3,282)	(3,282)
Balance at June 30, 2018	54,426	271	21,594	(12,842)	9,023

Stock-based compensation, net of issuance costs	-	-	101	-	101
Restricted share cancellation	(128)	-	-	-	-
Net loss	-	-	-	(4,108)	(4,108)
Balance at September 30, 2018	54,298	$271	$21,695	$(16,950)	$5,016

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602
Opening balance adjustment	-	-	-	108	108
Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303
Balance at March 31, 2019	54,231	271	21,889	(13,055)	9,105

Stock-based compensation, net of issuance costs	-	-	77	-	77
Restricted share issuance	1,123	6	(6)	-	-
Restricted share cancellation	(25)	-	-	-	-
Net loss	-	-	-	(3,209)	(3,209)
Balance at June 30, 2019	55,329	277	21,960	(16,264)	5,973

Opening balance adjustment	-	-	-	(10)	(10)
Stock based compensation, net of issuance costs	-	-	53	-	53
Restricted share issuance	330	1	(2)	-	(1)
Restricted share cancellation	(160)	-	-	-	-
Net loss	-	-	-	(5,404)	(5,404)
Balance at September 30, 2019	55,499	$278	$22,011	$(21,678)	611

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(4,310)	$(5,349)
Net loss from discontinued operations	-	(580)
Net loss from continuing operations	(4,310)	(4,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,122	4,438
Gain on disposal of equipment	(2)	(53)
Impairment loss	127	-
Gain on settlement (Note 4)	(1,252)	-
Change in fair value of warrant liability	-	540
Stock-based compensation	221	291
Amortization of debt issuance costs and discount	273	164
Lease termination expense	62	-
Provision for bad debt expense	171	32
Changes in operating assets and liabilities
Accounts receivable	7,636	8,913
Inventories	176	49
Prepaid expense and other current assets	305	(128)
Amortization of operating lease assets	599	-
Other assets	239	231
Accounts payable and accrued liabilities	(477)	(3,340)
Operating lease liabilities	(546)	-
Other liabilities	104	-
Net cash provided by operating activities - continuing operations	8,448	6,368
Net cash provided by (used in) operating activities - discontinued operations	40	(704)
Net cash provided by - operating activities	8,488	5,664

INVESTING ACTIVITIES
Purchases of property and equipment	(1,206)	(1,586)
Proceeds from disposals of property and equipment	219	145
Proceeds from insurance claims	27	122
Net cash used in investing activities - continuing operations	(960)	(1,319)
Net cash provided by (used in) investing activities - discontinued operations	760	(44)
Net cash used in investing activities	(200)	(1,363)

FINANCING ACTIVITIES
Net line of credit payments	(4,474)	(4,544)
Repayment of long-term debt	(3,700)	(79)
Payments of finance leases	(278)	-
Repayment of note	(92)	-
Other financing activities	(1)	(30)
Net cash used in financing activities	(8,545)	(4,653)

Net Increase (Decrease) in Cash and Cash Equivalents	(257)	(352)

Cash and Cash Equivalents, beginning of period	257	391

Cash and Cash Equivalents, end of period	$-	$39

Supplemental Cash Flow Information:
Cash paid for interest	$1,794	$1,273
Cash paid for taxes	$32	$32
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$125	$103
Cashless exercise of stock options	$-	$994
Non-cash proceeds of warrant exercise	$-	$500
Non-cash subordinated debt principal repayment	$-	$(500)
Non-cash conversion of warrant liability to equity	$-	$1,371

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of approximately $258,000 and $139,000, respectively. For the three and nine months ended September 30, 2019, the Company recorded approximately $168,000 and $171,000, respectively, to bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

The Company conducts a major part of its operations from leased facilities. Each of these leases is accounted for as an operating lease. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. The majority of the Company’s facility leases contain renewal clauses and expire through June 2026. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. The Company amortizes leasehold improvements over the shorter of the life of the lease or the life of the improvements. As of September 30, 2019, and December 31, 2018, the Company had a deferred rent liability of approximately $16,000 and $64,000, respectively.

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

As of September 30, 2019 and 2018, there were outstanding stock options and warrants to acquire an aggregate of 1,976,833 and 2,656,099 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of September 30, 2019, these outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2019, and the exercise price, multiplied by the number of in-the-money instruments) of outstanding stock options and warrants.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at September 30, 2019 or December 31, 2018, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Liabilities and changes to the fair value are recorded to Other Expense.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and six months ended September 30, 2019. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	September 30,	December 31,
	2019	2018

Trucks and vehicles	$59,655	$59,535
Water transfer equipment	5,272	4,952
Other equipment	1,286	961
Buildings and improvements	3,222	2,822
Land	378	378
Disposal wells	-	400
Total property and equipment	69,813	69,048
Accumulated depreciation	(40,445)	(35,991)
Property and equipment, net	$29,368	$33,057

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

On April 4, 2019 Enservco and the Seller entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in order to resolve certain disputes and disagreements relating to the Transaction without litigation. Pursuant to the Settlement Agreement the parties agreed to (i) waive all rights of the Seller to the Earn-Out Payment and the Indemnity Holdback Payment, (ii) reduce the original principal balance of the Seller Subordinated Note from $4,800,000 to $4,500,000, (iii) extend the maturity date of the Seller Subordinated Note from March 31, 2019 to April 10, 2019, subject to a nine day grace period, and (iv) mutually release one another from any and all demands, claims and causes of action, existing, or arising out of or related to (A) the sale and purchase of Adler, (B) the Purchase Agreement or the Ancillary Documents referred to therein, (C) Adler, (D) loans by the Seller to Adler, or (E) the transactions or activities connected with any of the foregoing or any prior dealings of any of the Seller, on the one hand, and Enservco on the other hand, in each case subject to exceptions for claims arising from breaches of the Settlement Agreement and enumerated provisions of the Purchase Agreement. All adjustments to the original purchase accounting are recognized in the second quarter of 2019, when the settlement occurred. We also considered whether the execution of the Settlement Agreement was an indicator of impairment regarding the recorded balance of goodwill and the definite-lived intangible assets. With regard to goodwill, we determined that it was not more likely than not that the carrying amount of the reporting unit was greater than its fair value, and thus determined that further evaluation of goodwill for potential impairment was not necessary. We will perform a goodwill impairment analysis over the recorded balance on an annual basis, or if we determine an indicator of impairment exists. With regards to the definite-lived intangible assets, we determined that there were no events or changes in circumstances that would indicate that its carrying amount may not be recoverable, and therefore determined that a test for recoverability was not required.

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

Below are consolidated results of operations for the three and nine months ended September 30, 2018, as though the acquisition of Adler had been completed on January 1, 2018.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018

Total revenues	$4,223	$43,396
Income from continuing operations	$(5,627)	$(4,948)
Income per common share - basic and diluted	$(0.09)	$(0.18)

The pro forma results for the three and nine months ended September 30, 2018, includes adjustments related to the following purchase accounting and acquisition related items:

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

Note  5 – Intangible Assets

The components of our intangible assets as of September 30, 2019, and December 31, 2018, are as follows (in thousands):

	June 30, 2019	December 31, 2018
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(188)	(34)
Net carrying value	$879	$1,033

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $52,000 and $154,000 for the three and nine months ended September 30, 2019.

The following table represents the amortization expense for the next five years for the twelve months ending September 30 (in thousands):

	2020	2021	2022	2023	2024
Customer relationships	$125	$125	$125	$125	$11
Patents and trademarks	90	90	90	90	8
Total intangible asset amortization expense	$215	$215	$215	$215	$19

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	September 30,	December 31,
	2019	2018
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$21	$97
Inventories	-	-
Property and equipment, net	-	177
Receivable from equipment sales	-	760
Prepaid expenses and other current assets	7	7
Total major classes of assets of the discontinued operation	$28	$1,041

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	-	44
Total liabilities included as part of discontinued operations	$-	$44

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	September 30,
	2019	2018

Revenue	$-	$638
Cost of sales	-	(733)
Sales, general, and administrative expenses	-	(31)
Depreciation and amortization	-	(64)
Other income and expense items that are not major	-	-
Pretax loss of discontinued operations related to major classes of pretax profit	-	(190)
Pretax gain on sale at auction	-	-
Loss on disposal	-	-
Pretax loss on impairment	-	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$-	$(190)

	Nine months ended
	September 30,
	2019	2018

Revenue	$-	$2,337
Cost of sales	-	(2,634)
Sales, general, and administrative expenses	-	(53)
Depreciation and amortization	-	(231)
Other income and expense items that are not major	-	1
Pretax loss of discontinued operations related to major classes of pretax profit	-	(580)
Pretax gain on sale at auction	-	-
Loss on disposal	-	-
Pretax loss on impairment	-	-
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$-	$(580)

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

As of September 30, 2019, we had an outstanding principal loan balance under the Credit Facility of approximately $29.5 million with a weighted average interest rates of 5.75% per year for $28.0 million of outstanding LIBOR Rate borrowings and 7.00% per year for the approximately $1.5 million of outstanding Prime Rate borrowings. As of September 30, 2019, our available liquidity was approximately $218,000 was available to be drawn under the 2017 Credit Agreement, subject to limitations including the minimum liquidity covenant described below. As of June 30, 2019, we had borrowed approximately $753,000 in excess of the maximum amount available under the Credit Facility and, under the Credit Facility we were required to immediately repay the borrowing excess. While we paid all of the borrowing excess on July 3, 2019, the non-payment on July 1, 2019 constituted a payment default under the Credit Agreement. On August 12, 2019, we entered into the Third Amendment to Loan and Security Agreement and Waiver with East West Bank that (i) waived the foregoing default; (ii) provided for slightly higher interest rates on borrowings under the Credit Facility; and (iii) reduced our allowable capital expenditures in any fiscal year from $3.0 million to $1.5 million.

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

As of September 30, 2019, we were in compliance with all financial covenants contained in the 2017 Credit Agreement.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $117,000 and $208,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for September 30, 2019, and December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company amortized approximately $35,000 and $104,000, respectively, of these costs to Interest Expense. During the three and nine months ended September 30, 2018, the Company amortized approximately $26,000 and $73,000, respectively, of these costs to Interest Expense.

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	September 30,	December 31,
	2019	2018

Seller Subordinated Note. Interest is at 8%. Matured March 31, 2019 (1)	$-	$4,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,254.64 until October 3, 2028. Collateralized by land and property purchased with the loan.	231	258

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	84	113

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	53	89
Total	2,368	6,460
Less debt discount	(131)	(299)
Less current portion	(149)	(4,017)
Long-term debt, net of debt discount and current portion	$2,088	$2,144

(1) In accordance with the Settlement Agreement discussed in Notes 4 the agreed upon due date was extended to April 10, 2019, subject to a nine-day grace period. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described in above), are as follows (in thousands):

Twelve Months Ending September 30,
2020	$149
2021	96
2022	2,057
2023	66
2024	-
Thereafter	-
Total	$2,368

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
September 30, 2019
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

December 31, 2018
Derivative Instrument
Interest rate swap asset	$-	$75	$-	$75

Earn-Out Payment liability	$-	$-	$44	$44
Indemnity Holdback Payment liability	-	-	887	887
Total liabilities which are measured at fair value	$-	$-	$931	$931

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

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of September 30, 2019, and December 31, 2018, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2019.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the nine months ended September 30, 2019 and 2018, the Company's tax provision of approximately $32,000 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount. During the nine months ended September 30, 2019 and 2018, the Company recorded tax expense of approximately $32,000 for state taxes.

Note 10 – Commitments and Contingencies

Operating Leases

On January 1, 2019, we adopted ASC 842, Leases. Results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840. On January 1, 2019, we recognized $2.4 million in right-of-use assets and $2.4 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. During the nine months ended September 30, 2019, we entered into several finance leases related to equipment. We recognized approximately $845,000 in right-of-use assets and lease liabilities. We made a cumulative-effect adjustment to retained earnings of approximately $98,000 at January 1, 2019.

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

As of September 30, 2019, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending September 30,	Operating Leases	Financing Leases
2020	$1,012	$269
2021	972	233
2022	859	133
2023	637	-
2024	548	-
Thereafter	621	-
	4,649	635
Impact of discounting	(135)	(54)
Discounted value of lease obligations	$4,514	$581

The following table summarizes the components of our gross operating lease costs incurred during the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease expense:
Current lease cost	$321	$642
Long-term lease cost	194	387
Total operating lease cost	$515	$1,029
Finance lease expense:
Amortization of right-of-use assets	$76	$144
Interest on lease liabilities	8	17
Total lease cost	$84	$161

Our weighted-average lease term and discount rate used during the nine months ended September 30, 2019 are as follows:

Nine Months Ended September 30, 2019
Operating
Weighted-average lease term (years)	4.85
Weighted-average discount rate	6.08%
Financing
Weighted-average lease term (years)	2.41
Weighted-average discount rate	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $11,000 and $60,000 as of September 30, 2019 and December 31, 2018, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to September 30, 2019 and December 31, 2018, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2019, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through September 30, 2019, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of September 30, 2019, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of September 30, 2019, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

A summary of warrant activity for the nine months ended September 30, 2019 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2018	30,000	$0.70	2.5	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at September 30, 2019	30,000	$0.70	1.7	-

Exercisable at September 30, 2019	30,000	$0.70	1.7	-

Stock Issued for Services

During the three and nine months ended September 30, 2019, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2019, there were options to purchase 474,666 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of September 30, 2019, there were options to purchase 1,472,167 shares and we had granted restricted stock shares of 2,034,666 that remained outstanding under the 2016 Plan

We have not granted any stock options during the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018.

During the nine months ended September 30, 2019, no options were exercised. During the nine months ended September 30, 2018, 1,230,002 options to purchase shares of Company common stock were exercised on a cashless basis resulting in the issuance of 663,938 shares. The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2018	2,544,665	$0.85	2.54	$93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(597,832)	1.50	-	-
Outstanding at September 30, 2019	1,946,833	$0.73	2.24	$-

Vested or Expected to Vest at September 30, 2019	1,892,332	$0.56	2.44	-
Exercisable at September 30, 2019	1,892,332	$0.56	2.44	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2019.

During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation costs for stock options of approximately $3,000 and $74,000, respectively, in sales, general, and administrative expenses. During the three and nine months ended September 30, 2018, the Company recognized stock-based compensation costs for stock options of approximately $54,000 and $188,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2018	593,833	$0.20
Granted	-	-
Vested	(485,999)	0.19
Forfeited	(53,333)	0.22
Non-vested at September 30, 2019	54,501	$0.22

As of September 30, 2019, there was approximately $7,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 0.67 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2018	836,667	$0.98
Granted	1,453,000	0.27
Vested	(40,001)	1.38
Forfeited	(215,000)	1.00
Restricted shares at September 30, 2019	2,034,666	$0.50

During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $50,000 and $147,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	1,973,862	2,701,716	2,211,863	3,373,321
Warrants	30,000	30,000	30,000	825,404
Weighted average	2,003,862	2,731,716	2,241,863	4,198,725

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Three Months Ended September 30, 2019:
Revenues	$3,798	$899	$-	$4,697
Cost of Revenue	4,535	829	480	5,844
Segment Profit (Loss)	$(737)	$70	$(480)	$(1,147)

Depreciation and Amortization	$1,391	$300	$12	$1,703

Capital Expenditures (Excluding Acquisitions)	$304	$85	$249	$638

Identifiable assets (1)	$34,564	$2,190	$1,449	$38,203

Three Months Ended September 30, 2018:
Revenues	$3,200	$634	$-	$3,834
Cost of Revenue	3,946	650	141	$4,737
Segment Profit (Loss)	$(746)	$(16)	$(141)	$(903)

Depreciation and Amortization	$1,131	$283	$5	$1,419

Capital Expenditures (Excluding Acquisitions)	$130	$30	$-	$160

Identifiable assets(1)	$25,808	$3,122	$536	$29,466

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Well Enhancement	Water Transfer Services	Unallocated & Other	Total
Nine Months Ended September 30, 2019:
Revenues	$34,949	$3,194	$-	$38,143
Cost of Revenue	25,897	4,301	922	31,120
Segment Profit (Loss)	$9,052	$(1,107)	$(922)	$7,023

Depreciation and Amortization	$4,208	$877	$37	$5,122

Capital Expenditures (Excluding Acquisitions)	$559	$360	$287	$1,206

Nine Months Ended September 30, 2018:
Revenues	$29,490	$2,558	$-	$32,048
Cost of Revenue	22,937	2,586	467	$25,990
Segment Profit (Loss)	$6,553	$(28)	$(467)	$6,058

Depreciation and Amortization	$3,586	$835	$17	$4,438

Capital Expenditures (Excluding Acquisitions)	$916	$677	$8	$1,601

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Segment profit	$(1,147)	$(903)	$7,023	$6,058
Sales, general, and administrative expenses	(1,723)	(1,161)	(4,801)	(3,750)
Patent litigation and defense costs	-	(2)	(10)	(77)
Severance and transition costs	(83)	-	(83)	(633)
(Loss) gain on disposals of equipment	14	-	2	53
Impairment	-	-	(127)	-
Depreciation and amortization	(1,703)	(1,419)	(5,122)	(4,438)
(Loss) income from Operations	$(4,642)	$(3,485)	$(3,118)	$(2,787)

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region (1)	$1,656	$1,415	$22,644	$17,672
Central USA Region (2)	1,992	1,598	8,463	8,675
Eastern USA Region (3)	150	187	3,842	3,143
Total Well Enhancement Services	3,798	3,200	34,949	29,490

Water Transfer Services:
Rocky Mountain Region(1)	899	634	3,194	2,558
Central USA Region(2)	-	-	-	-
Eastern USA Region(3)	-	-	-	-
Total Water Transfer Services	899	634	3,194	2,558
Total Revenues	$4,697	$3,834	$38,143	$32,048

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Note 14- Subsequent Events

Fourth Amendment to Loan and Security Agreement

As of November 12, 2019, EastWest Bank was in the process of obtaining approval from its credit committee on the terms of the Fourth Amendment to Loan and Security Agreement. The Credit Facility, as amended will increase the advance rate on the appraised value of our eligible equipment from 85% to 92.5%, thus providing more liquidity to the Company. This Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), which is currently being drafted, would increase the advance rate to 92.5% immediately upon execution of the Fourth Amendment by all parties. The advance rate will decline to 90% on December 1, 2019, 85% on January 1, 2020 and 80% on March 31, 2020. Additional provisions included in the Amendment: (i) Removal of the trailing twelve-month fixed-charge coverage ratio covenant which requires the Company to maintain minimum liquidity of $1,500,000 when the Company has lower than a 1.20 to 1.00 coverage, (ii) a higher interest rate on borrowings under the Credit Facility; and (iii) an affirmative mandate that the Company raise subordinated debt prior to March 31, 2019.

Amended and Restated Subordinated Loan Agreement

On November 12, 2019 Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2019 and 2018, and our financial condition, liquidity and capital resources as of September 30, 2019, and December 31, 2018. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

RESULTS OF OPERATIONS

Executive Summary

Revenues for the nine months ended September 30, 2019, increased approximately $6.1 million, or 19%, from the comparable period last year due to a 19% increase in our core Well Enhancement revenue and a 25% increase in Water Transfer revenue. Well Enhancement revenue growth was attributable to the acquisition of Adler Hot Oil in the fourth quarter of 2018 and to ongoing efforts to bundle services with new and existing customers. Increased frac water heating and hot oiling revenues were partially offset by a decline in acidizing revenue. Water Transfer revenue growth was attributable to successful marketing efforts in Wyoming.

Segment profits for the nine-month period ended September 30, 2019, increased by approximately $965,000, or 16%, due to an increase in Well Enhancement service revenue without a corresponding increase in our fixed cost structure.  Higher segment profits in Well Enhancement were partially offset by an increased segment loss in Water Transfer as described below. Sales, general & administrative expense, excluding severance and transition costs, increased by approximately $1.1 million, or 28%, year over year due primarily to an increase in general office expenses, related primarily to redundant Adler personnel, facilities, and related costs carried through the heating season which have steadily been eliminated since late in the second quarter of 2019. These duplicative costs were due, in large part, to the timing of the Adler acquisition coinciding with the start of heating season. We also made investments in our IT infrastructure, establishing an electronic dispatch and ticketing system. Interest expense increased $755,000, or 51%, year over year due to a higher average borrowing balance related to the Adler acquisition and our increased time to collection on certain customer receivables which was resolved in the third quarter of 2019.

Net loss for the nine months ended September 30, 2019, was approximately $4.3 million or $0.08 per share, compared to a net loss of approximately $5.3 million, or $0.10 per share, in the same period last year due to the factors noted above, as well as a gain of approximately $1.2 million related to a settlement agreement reached with the sellers of Adler during the nine months ended September 30, 2019.

Adjusted EBITDA for the nine months ended September 30, 2019, was approximately $2.6 million compared to approximately $2.6 million for the same period last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the nine months ended September 30, 2019, WTI crude oil price averaged approximately $57 per barrel, versus an average of approximately $67 per barrel in the comparable period last year. The North American rig count declined to 860 rigs in operation as of September 30, 2019, compared to 1,054 at the same time a year ago.  Despite the lower oil price environment and reduced rig count, we have grown our customer base and allocated resources to the most active basins and believe that current customer activity levels should support continuation of demand for our services if crude oil and natural gas prices remain in the range of their current levels. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

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

Segment Results:

The following tables set forth revenue from operations and segment profits for our business segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Well enhancement services	$3,798	$3,200	$34,949	$29,490
Water transfer services	899	634	3,194	2,558
Total Revenues	$4,697	$3,834	$38,143	$32,048

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SEGMENT PROFIT (LOSS):
Well enhancement services	$(737)	$(746)	$9,052	$6,553
Water transfer services	70	(16)	(1,107)	(28)
Unallocated and other	(480)	(141)	(922)	(467)
Total Segment Profit (Loss)	$(1,147)	$(903)	$7,023	$6,058

Well Enhancement Services

Well Enhancement Services, which accounted for 81% of total revenue for the three months ended September 30, 2019, increased approximately $598,000, or 19%, to $3.8 million compared to $3.2 million for the same quarter last year due to an increase in hot oil services revenue. This segment, which accounted for 92% of total revenue for the nine months ended September 30, 2019, increased $5.5 million, or 19%, to $34.9 million compared to $29.5 million in the same period last year. The increase in revenue primarily resulted from our increased capacity and customer base due to our acquisition of Adler.

Frac water heating revenue for the three months ended September 30, 2019, was flat compared to $48,000 for the same quarter last year. Frac water heating revenue for the nine months ended September 30, 2019, increased $5.1 million, or 29%, to $22.7 million compared to $17.7 million for the same quarter last year.  Our acquisition of Adler allowed us to realize revenue from several customers we did not previously perform significant work for, and allowed us to increase services to other customers, particularly in the Bakken and D-J Basin. We also experienced increased demand in the Powder River, Eagle Ford, Marcellus and Utica shale basins.

Hot oil revenue for the three months ended September 30, 2019, increased approximately $447,000, or 20%, compared to the three months ended September 30, 2018, from approximately $2.2 million to approximately $2.7 million. Hot oil revenue for the nine months ended September 30, 2019, increased approximately $801,000, or 9%, from $8.7 million during the nine months ended September 30, 2018 to $9.5 million during the nine months ended September 30, 2019. Both increases were primarily due to the increase in our fleet size and market share in the basins we serve as a result of the acquisition of Adler, as well as due to growth in our customer base in our Central USA region.

Acidizing revenues for the three months ended September 30, 2019, increased by approximately $26,000, or 4%, to approximately $635,000 from approximately $609,000.  Acidizing revenues for the nine months ended September 30, 2019, decreased by approximately $599,000, or 25%, to approximately $1.8 million from approximately $2.4 million. The three months ended September 30, 2019 was relatively flat compared to the three months ended September 30, 2018. The year-over-year decline was primarily driven by a decline in services performed for two customers in the Green River Basin and Eagle Ford Shale who changed their maintenance programs.  The decline was partially offset by new customer wins and growth in services performed for other customers and in new areas. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment loss for our core Well Enhancement services decreased by $9,000, or 1%, to $737,000 for the three months ended September 30, 2019, compared to $746,000 in the same quarter last year, which was primarily the result of the relatively flat frac water heating revenue during the current quarter. Segment profits for our core Well Enhancement services increased by $2.5 million, or 38%, to $9.1 million for the nine months ended September 30, 2019, compared to $6.6 million in the same period last year, primarily due to higher revenue resulting from the acquisition of Adler and the deployment of our fleet into our most active basins, along with certain cost reduction initiatives implemented in the first half of 2019.

Water Transfer Services

Water Transfer revenue for the three months ended September 30, 2019, accounted for 19% of total revenue, and increased by approximately $265,000, or 42%, to approximately $899,000 from approximately $634,000 in the same quarter last year. Water Transfer revenue for the nine months ended September 30, 2019 accounted for 8% of total revenue, and increased approximately $636,000, or 25%, from approximately $2.6 million to approximately $3.2 million. The increase in revenue for both periods was due in part to cross-selling Water Transfer services to several heating customers, and was also the result of organic growth sales among new and existing Water Transfer customers.

The segment profit for Water Transfer for the three months ended September 30, 2019, was approximately $70,000 compared to segment loss of approximately $16,000 during the three months ended September 30, 2018. Increased segment profit related to increased activity as well as a decrease in fuel costs. The segment loss for Water Transfer for the nine months ended September 30, 2019, was approximately $1.1 million compared to segment loss of approximately $28,000 for the nine months ended September 30, 2018, as described above.

Unallocated and Other

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment. These costs included labor, travel, operating costs for regional managers and safety compliance.

Unallocated segment costs in the three months ended September 30, 2019, increased by approximately $339,000, or 240%, to approximately $480,000 compared to approximately $141,000 in the same quarter last year. The increases were due primarily to an increase in our business development team and redundant Adler personnel costs. Unallocated segment costs in the nine months ended September 30, 2019, increased by approximately $455,000, or 97%, to approximately $922,000 compared to approximately $467,000 in the same quarter last year. The year-over-year increases were primarily due to Adler personnel and related costs not streamlined until late second quarter of 2019.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
BY GEOGRAPHY
Well Enhancement Services:
Rocky Mountain Region (1)	$1,656	$1,415	$22,644	$17,672
Central USA Region (2)	1,992	1,598	8,463	8,675
Eastern USA Region (3)	150	187	3,842	3,143
Total Well Enhancement Services	3,798	3,200	34,949	29,490

Water Transfer Services:
Rocky Mountain Region(1)	899	634	3,194	2,558
Central USA Region(2)	-	-	-	-
Eastern USA Region(3)	-	-	-	-
Total Water Transfer Services	899	634	3,194	2,558
Total Revenues	$4,697	$3,834	$38,143	$32,048

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Well Enhancement segment revenue in the Rocky Mountain Region for the three months ended September 30, 2019, increased approximately $241,000, or 17%, primarily due to an increase in hot oiling activity in the D-J Basin and Bakken areas. Well Enhancement segment revenue in the Rocky Mountain Region for the nine months ended September 30, 2019, increased approximately $5.0 million, or 28%, primarily driven by our increased fleet size and customer base resulting from the acquisition of Adler.

Well Enhancement segment revenue in the Central USA region for the three months ended September 30, 2019, increased by approximately $394,000, or 25%, due to an increase in hot oiling activity in the Eagle Ford Shale. Well Enhancement segment revenue in the Central USA region for the nine months ended September 30, 2019, decreased by approximately $212,000, or 2%, due to the closure of the two facilities partially offset by improved results from frac water heating in the Scoop/Stack play in Oklahoma.

Well Enhancement segment revenue in the Eastern USA region for the three months ended September 30, 2019, decreased approximately $37,000, or 20%, resulting from decreased hot oiling activity in the Marcellus Shale partially offset by an increase in frac heating.  Well Enhancement segment revenue in the Eastern USA region for the nine months ended September 30, 2019, increased approximately $699,000, or 22%, due to an increase in services to customers in the market.

As discussed above, Water Transfer revenue in the Rocky Mountain Region for the three months ended September 30, 2019, increased by approximately $265,000, or 42%. Water Transfer revenue for the nine months ended September 30, 2019 increased approximately $636,000, or 25%. The increases in both periods related to, in part, cross-selling Water Transfer services to several of our largest heating customers, and was also the result of organic growth sales among new and existing Water Transfer customers.

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

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $2.0 million or 28% during the third quarter of 2019 compared to the comparable period in 2018, primarily due to an increase in compensation costs, an increase in repairs and maintenance, insurance, and site overhead due to our increase in year-to-date well enhancement services activity, larger fleet, and additional site overhead costs related to locations associated with Adler. During the nine months ended September 30, 2019, we consolidated former Adler locations into our Heat Waves locations, and also opened a new location in Douglas, Wyoming. Direct operating expenses, increased by approximately $6.4 million, or 18%, during the nine months ended September 30, 2019 compared to the like period in 2018, primarily due to increases in direct variable costs resulting from the overall increase in service activity in our Well Enhancement service segment as well as our Water Transfer division, equipment rental costs within our water transfer segment, and an increase in site overhead and insurance costs due to the additional locations and fleet size in 2019 as compared to 2018.

Sales, General, and Administrative Expenses:

During the three months ended September 30, 2019, sales, general, and administrative expenses increased approximately $562,000, or 48%, to $1.7 million compared to the same period in 2018 primarily due to an increase in our bad debt reserve, general office expenses, partially due to our acquisition of Adler, and an increase in professional fees related to investment in our IT infrastructure and processes. During the nine months ended September 30, 2019, selling, general, and administrative expenses increased approximately $1.1 million, or 28% to $4.8 million compared to the same period in 2018 primarily due to an increase in our bad debt reserve, an increase in compensation costs for our larger management team and an increase in general office expenses, both partially due to our acquisition of Adler, and an increase in professional fees related to investment in our IT infrastructure and processes.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased from $2,000 to $0 for the three months ended September 30, 2019 compared to the like period in 2018. Patent litigation and defense costs decreased to $10,000 from $77,000 for the nine months ended September 30, 2019 compared to the like period in 2018.  As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019, dismissing the case related to three patent litigation and defense costs in its entirety without any finding of liability of Enservco or Heat Waves. We expect costs related to our defense of such claims to be minimal going forward.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended September 30, 2019 increased $284,000, or 20%, from the same period in 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by additional equipment becoming fully-depreciated during 2019. Depreciation and amortization expense for the nine months ended September 30, 2019 increased $684,000, or 15%, from the same period in 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by additional equipment becoming fully-depreciated during 2019.

Income from operations:

For the three months ended September 30, 2019, the Company recognized a loss from operations of $4.6 million compared to $3.5 million for the comparable period in 2018. The increased loss of $1.1 million was primarily due to the decrease in segment profits and increase in sales, general and administrative expenses described above. For the nine months ended September 30, 2019, the Company recognized loss from operations of $3.1 million compared to $2.8 million for the comparable period in 2018. The increased loss was primarily due to the increase in sales, general and administrative expenses described above.

Interest Expense:

Interest expense increased approximately $224,000, or 48%, for the three months ended September 30, 2019, compared to the same period in 2018. Interest expense increased approximately $755,000, or 51%, for the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to the increase of our average borrowings related to the acquisition of Adler, along with increased interest rates on our floating rate debt.

Discontinued Operations:

Results for the three and nine months ended September 30, 2018 include losses from discontinued operations of approximately $190,000 and $580,000, respectively.

Other expense (income):

Other expense for the three months ended September 30, 2019 was approximately $67,000, compared to other expense of approximately $175,000 for the nine months ended September 30, 2019, respectively, and was primarily driven by a decrease in the fair value of our derivative swap instrument and the expenses incurred to consolidate former Adler facilities into a single location. Other income was approximately $38,000  for the three months ended September  30, 2018, compared to other expense of approximately $468,000 for the nine months ended September 30, 2018 and was comprised of the loss on the fair value of our now-retired warrant liability partially offset by an increase in the fair value of our derivative swap instrument.

Income Taxes:

As of September 30, 2019, the Company had recorded a full valuation allowance on a net deferred tax asset of $3.7 million. Our income tax provision of $32,000 for the nine months ended September 30, 2019 and 2018 reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount. During the nine months ended September 30, 2019 and 2018, the Company recorded an income tax expense of approximately $32,000 for state taxes.

Our effective tax rate was approximately 1% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax expense for the nine months ended September 30, 2019 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA*
Net (Loss) Income	$(5,404)	$(4,108)	$(4,310)	$(5,349)
Add Back (Deduct)
Interest expense	695	471	2,237	1,482
Provision for income tax expense	-	-	32	32
Depreciation and amortization (including discontinued operations)	1,703	1,483	5,122	4,669
EBITDA*	(3,006)	(2,154)	3,081	834
Add back
Stock-based compensation	52	103	221	291
Severance and transition cost	83	-	83	633
Patent litigation and defense costs	-	2	10	77
Impairment loss	-	-	127	-
Acquisition-related expenses	-	38	-	38
Gain on settlement	-	-	(1,252)	-
Adler consolidation	156	-	156	-
Other (income) expense	67	(38)	175	468
Gain on disposal of assets	(14)	-	(2)	(53)
EBITDA related to discontinued operations	-	126	-	350
Adjusted EBITDA*	$(2,662)	$(1,923)	$2,599	$2,638

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, patent litigation and defense costs, severance and transition costs, the gain on settlement as discussed in Note 4 of the accompanying  Notes to the Condensed Consolidated Financial Statements, the expenses to consolidate former Adler facilities, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended September 30, 2019 decreased by approximately $740,000 due primarily to the decline in segment profit and increases in sales, general, and administrative costs discussed above. Adjusted EBITDA for the nine months ended September 30, 2019 decreased by approximately $39,000 primarily due to the increases in sales, general, and administrative costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As described in more detail in Note 7 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provides for a three-year $37 million senior secured revolving credit facility (the "Credit Facility").

As of September 30, 2019, we had an outstanding principal loan balance under the Credit Facility of approximately $29.5 million with a weighted average interest rates of 5.75% per year for $28.0 million of outstanding LIBOR Rate borrowings and 7.0% per year for the approximately $1.5 million of outstanding Prime Rate borrowings.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	For the Nine Months Ended September 30,
	2019	2018

Net cash provided by operating activities	$8,488	$5,664
Net cash used in investing activities	(200)	(1,363)
Net cash used in financing activities	(8,545)	(4,653)
Net decrease in Cash and Cash Equivalents	(257)	(352)

Cash and Cash Equivalents, Beginning of Period	257	391

Cash and Cash Equivalents, End of Period	$-	$39

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Current Assets	$4,053	$13,530
Total Assets	$40,458	$49,021
Current Liabilities	$4,312	$7,452
Total Liabilities	$39,847	$44,419
Working Capital (Current Assets net of Current Liabilities)	$(259)	$6,078
Stockholders’ Equity	$611	$4,602

 Overview:

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At September 30, 2019, we had approximately $218,000 available under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

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

During the three months ended September 30, 2019, the fair market value of the swap instrument decreased by approximately $5,000, from a liability of June 30, 2019 of $18,000, to a liability as of September 30, 2019 of $23,000 and resulted in an increase in other expense. During the nine months ended September 30, 2019, the fair market value of the swap instrument decreased by approximately $98,000, from an asset of December 31, 2018 of $75,000, to a liability as of September 30, 2019 of $23,000 and resulted in an increase in other expense

During the three months ended September 30, 2018, the fair market value of the swap instrument increased by approximately $33,000 and resulted in an increase in the other expense. During the nine months ended September 30, 2018, the fair market value of the swap instrument increased by approximately $64,000 and resulted in an asset being recorded and an increase in other income.

Liquidity:

As of September 30, 2019, our available liquidity was $218,000, which was comprised entirely of availability on the Credit Facility. We utilize the Credit Facility to fund working capital requirements, and during the nine months ended September 30, 2019, we made net repayments under our Credit Facility of approximately $4.5 million, and additionally received approximately $125,000 in non-cash proceeds to fund costs incurred pursuant to the 2017 Credit Agreement.

Fourth Amendment to Loan and Security Agreement

As of November 12, 2019, EastWest Bank was in the process of obtaining approval from its credit committee on the terms of the Fourth Amendment to Loan and Security Agreement. The Credit Facility, as amended will increase the advance rate on the appraised value of our eligible equipment from 85% to 92.5%, thus providing more liquidity to the Company. This Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”), which is currently being drafted, would increase the advance rate to 92.5% immediately upon execution of the Fourth Amendment by all parties. The advance rate will decline to 90% on December 1, 2019, 85% on January 1, 2020 and 80% on March 31, 2020. Additional provisions included in the Amendment: (i) Removal of the trailing twelve-month fixed-charge coverage ratio covenant which requires the Company to maintain minimum liquidity of $1,500,000 when the Company has lower than a 1.20 to 1.00 coverage, (ii) a higher interest rate on borrowings under the Credit Facility; and (iii) an affirmative mandate that the Company raise subordinated debt prior to March 31, 2019.

Amended and Restated Subordinated Loan Agreement

On November 12, 2019 Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance.

Working Capital:

As of September 30, 2019, we had a working capital deficit of approximately $259,000 compared to working capital of $6.1 million as of December 31, 2018. The September 30, 2019 figure was impacted by our adoption of the lease accounting standard described in Critical accounting policies and estimates below.

Deferred Tax Asset, net:

As of September 30, 2019, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the nine months ended September 30, 2019, cash provided by operating activities was approximately $8.5 million compared to $5.7 million in cash provided by operating activities during the comparable period in 2018. The increase was attributable to the increase in net income and the decrease in cash flows related to the change in accounts payable balances partially offset by the decrease in cash provided by the monetization of accounts receivable during the current year period.

Cash flow from Investing Activities:

Cash used investing activities during the nine months ended September 30, 2019 was approximately $200,000, compared to $1.4 million in cash used in Investing Activities during the comparable period in 2018, primarily due to proceeds received from the 2019 sale of equipment related to our discontinued operations compared to our investment in Water Transfer equipment during 2018 which did not recur in 2019.

Cash flow from Financing Activities:

Cash used in financing activities for the nine months ended September 30, 2019 was $8.5 million compared to $4.7 million in cash used in financing activities for the comparable period in 2018. The change is due to our repayment of the Seller Subordinated Note related to the purchase of Adler.

Outlook:

We believe the current oil and gas environment provides us with an opportunity to grow our business through increased utilization of our fleet and a focus on deploying assets into areas where demand is highest. Customer demand for our services has steadily increased since oil and gas prices reached their most recent lows in 2016.  Since that time, we have achieved two consecutive years of improved revenue and profit metrics.  Our 2019 year-to-date results reflect a continuation of positive revenue trends, driven by increased market share and a growing customer base.  Over the past two years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in frac water heating.  Our long-term goals include driving increased fleet utilization, optimizing fleet deployment, driving further operating efficiencies through technology and proactive cost management, and de-levering our balance sheet.  Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels have declined recently due to year-end capital budget exhaustion around drilling and completion activity.  Those declines have been partially offset by relative stability in demand for our production and maintenance related services.  We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to explore adding new, high margin services to diversify our service mix and expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of September 30, 2019 consist primarily of scheduled principal payments under certain term loans and operating leases. We do not have any scheduled principal payments under the 2017 Credit Agreement until August 10, 2020; however, the Company may need to make future principal payments based upon collateral availability. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Leases

On January 1, 2019, we adopted ASC Topic 842, Leases.  ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated.  On January 1, 2019, we recognized $2.4 million in right-of-use assets and $2.4 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. During the six months ended June 30, 2019, we entered into several finance leases related to equipment. We made an adjustment to retained earnings of approximately $98,000 at January 1, 2019.

There have been no other changes in our critical accounting policies since December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

ENSERVCO CORPORATION

Date: November 13, 2019	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: November 13, 2019	/s/ Marjorie Hargrave
Marjorie Hargrave, Principal Financial Officer and Chief Financial Officer