Form 10-K
period 2019-12-31
Enservco Corp
filed 2020-03-20
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-36335

ENSERVCO CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 18th Street, Suite 1925N Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, $0.005 par value	ENSV	NYSE American

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  ☐  Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐  Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☑   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $16.4 million based upon the closing sale price of the Registrants Common Stock of $0.396 as of June 28, 2019, the last trading day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2020, there were 55,612,829 shares of the Enservco Corporation’s common stock outstanding.

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

All statements, other than statements of historical facts, contained in this annual report are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, among others, the risks set forth in the section of this annual report entitled “Risk Factors” and elsewhere throughout this annual report, as well as the following factors:

●

Our lender under our existing Loan and Security Agreement (the "2017 Credit Agreement") has declared us to be in default on our $34.0 million outstanding loan and has reserved all its rights and remedies under the agreement including the right to accelerate and declare our loans due and payable and to foreclose on substantially all of our property.

●	substantial doubt exists about our ability to continue as a going concern;
●

recent significant decreases in the prices for crude oil and natural gas which will likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn will result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;

●	fierce competition for the services we provide in our areas of operations, which has increased significantly due to the recent decrease in prices for crude oil and natural gas;
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

●	and the impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	the geographical diversity of our operations which, while it could diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;
●	our history of losses and working capital deficits which, at times, were significant;
●	weather and environmental conditions, including abnormal warm winters in our areas of operations that adversely impact demand for our services;
●	our ability to retain key members of our management and key technical employees;
●	the impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	developments in the global economy as well as pandemic risks related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	the effects of competition;
●	risks relating to any unforeseen liabilities;
●	federal and state initiatives relating to the regulation of hydraulic fracturing; and
●	further sales or issuances of our common stock and the price and volume volatility of our common stock.

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

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation (“Enservco”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (completion services); and hot oiling and acidizing (production services). The Company owns and operates a fleet of approximately 390 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas fields including the DJ Basin/Niobrara area in Colorado, the Bakken area in North Dakota, the Marcellus and Utica Shale area in Pennsylvania and Ohio, the Jonah Field, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas, and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

Enservco was originally incorporated as Aspen Exploration Corporation under Delaware law on February 28, 1980 as a small exploration and production oil and gas company. In 2009, Aspen disposed of its oil and natural gas producing assets and as a result was no longer engaged in active business operations. On June 24, 2010, Aspen entered into an Agreement and Plan of Merger and Reorganization with Dillco Fluid Service, Inc. (“Dillco”) which set forth the terms by which Dillco became a wholly owned subsidiary of Aspen on July 27, 2010. On December 30, 2010, Aspen changed its name to “Enservco Corporation.”

The Company’s corporate offices are located at 999 18th Street, Suite 1925N, Denver, CO 80202. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

Going Concern

We do not generate adequate revenue to fund our current operations, and we incurred significant net operating losses during the years ended December 31, 2019, and 2018, which raise substantial doubt about our ability to continue as a going concern. We are also in breach of two of our covenants as well as a failure to pay a loan overadvance that has continued through the date of this report under the 2017 Credit Agreement resulting in our borrowings under our existing 2017 Credit Agreement of $34.0 million being classified as a current liability. Accordingly, our financial statements have been prepared on a going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are also currently negotiating and working with East West Bank, a California banking corporation (“East West Bank”) in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that are onerous to us.

Corporate Structure

The below table provides an overview of the Company’s current subsidiaries and their activities.

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC (“Heat Waves”)	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC ("Adler")	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019.

Dillco Fluid Service, Inc. ("Dillco")	Kansas	100% by Enservco	Operations discontinued during 2018.

Heat Waves Water Management LLC (“HWWM”)	Colorado	100% by Enservco	Operations discontinued during 2019.

HE Services, LLC (“HES”)	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

On October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Adler Hot Oil Holdings, LLC, a Delaware limited liability company (the “Seller”), pursuant to which the Company acquired all of the outstanding membership interests of Adler Hot Oil Service, LLC, a Delaware limited liability company (“Adler”) for a gross aggregate purchase price of $12.5 million, subject to customary purchase price adjustments (the “Transaction”). Certain former members of Adler are also parties to the Agreement. Adler was a provider of frac water heating and hot oiling services, whose assets consist primarily of vehicles and equipment, with a complementary base of customers in several oil and gas producing basins where the Company operates.

Overview of Business Operations

Enservco primarily conducts its business operations through its principal operating subsidiary (Heat Waves), which provides oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, chemical stimulation, freshwater and saltwater hauling, well site construction and other general oil field services. The Company currently operates in the following geographic regions:

●	Rocky Mountain Region, including eastern Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins), northwestern New Mexico (San Juan Basin), and western North Dakota and eastern Montana (Bakken area). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, ND, Williston, ND; Douglas, WY, and, Longmont, CO.

●	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, PA.

●	Central USA Region, including the Texas panhandle, and northwestern Oklahoma, and the Eagle Ford Shale in south Texas. The Central USA Region operations are deployed from operations centers in Okarche, OK; and Jourdanton, TX.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. These strategies are exemplified by these activities:

(1)	From 2014 through 2016, the Company spent approximately $33.7 million for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and during 2018, acquired Adler Hot Oil Services, LLC, a provider of frac water heating and hot oiling services, for a gross aggregate purchase price of approximately $12.5 million in order to expand our market share in the Bakken formation, DJ Basin, and Marcellus/Utica shale formation.

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

(3)	In January 2016, Enservco acquired various water transfer assets for approximately $4.3 million in order to provide water transfer services to its customers in all of its operating areas. This segment was discontinued in 2019.

Operating Entities

As noted above, Enservco conducts its business operations and holds assets primarily through its subsidiary entity, Heat Waves. The following describes the operations and assets of Enservco’s operating subsidiaries.

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

Areas of Operations

The following map shows the areas in which the Company currently operates.

MONTANA
BIGHORN
POWDER RIVER
GREATER GREEN RIVER
DENVER JULESBURG
UINTA PICEANCE
Denver, CO Headquarters
PARADOX
SAN JUAN
RATON
PALO DURO
PERMIAN
FORT WORTH
ARKOMA
FOREST CITY
ILLINOIS
MICHIGAN
APPALACHIAN
BLACK WARRIOR
TX-LA-MS SALT
WESTERN GULF
Major US Operations
Major Oil & Gas Basins

Business Segments

Enservco, through its operating subsidiaries, provides a range of services to owners and operators of oil and natural gas wells in the following business segments. In 2019 we reorganized our business segments to align with how management evaluates the business.

Production Services

The Company's production services consist of acidizing, hot oiling services, and pressure testing. Operations are currently in Colorado, Wyoming, North Dakota, Montana, Pennsylvania, West Virginia, Ohio, Texas, and Oklahoma.  Production services accounted for approximately 34% of the Company’s total revenues for each of the fiscal years ended December 31, 2019 and 2018, respectively.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2019, Heat Waves owned and operated a fleet of 7 acidizing units, each of which consist of a specially designed acid pump truck and an acid transport trailer.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oil truck and then pumping it down the casing and back up the tubing to remove the deposits. As of December 31, 2019, Heat Waves owned and operated a fleet of 70 Hot Oiling units. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

Hot oil servicing also includes the heating of oil storage tanks. The heating of storage tanks is performed (i) to eliminate frozen water and other soluble waste in the tanks; and (ii) because heated oil flows more efficiently from the tanks to transports hauling oil to the refineries in colder weather.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oil trucks and pressure trucks are used to perform this service.

Completion Services

The Company's completion services consist of frac water heating and other services. Operations are currently in Colorado, Wyoming, New Mexico, North Dakota, Montana, Pennsylvania, West Virginia, Ohio, and Oklahoma. Completion services accounted for approximately 66% of the Company’s total revenues for each of the fiscal years ended December 31, 2019 and 2018, respectively.

Frac Water Heating – Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2019, Heat Waves and Adler owned and operated a fleet of 79 frac heaters designed to heat large amounts of water.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all of the equipment and personal property assets owned by these entities are pledged as security under the Company's 2017 Credit Agreement with its bank lender.

Historically, as supply and demand require, the Company has leased additional trucks and equipment from time to time. These leases are generally for periods of less than one year, and therefore are treated as operating leases for accounting purposes, and the rent expense associated with these leases is reported in accordance with Accounting Standards Codification ("ASC") Topic 842 - Leases.

Competitive Business Conditions

We face intense competition in our operations. Competition is influenced by factors such as price, capacity, the quality/safety-record/availability of equipment and work crews, and the reputation and experience of the service provider. The Company believes that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled, and well-trained work force that is responsive to our customers’ needs. Although we believe customers consider all of these factors, price is the primary factor in determining which service provider is awarded work.

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of crude oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work and put significant pressure on well services providers such as us to reduce prices for our services. In the fourth quarter of 2019 and in 2020 to date our customers have cut back significantly their work orders for our services as well as for the well services of our competitors and required us to reduce our prices in order to obtain or maintain our business with them. We expect price competition will be fierce for the remainder of 2020.

The Company’s competition primarily consists of small and large regional or local contractors. The Company attempts to differentiate itself from its competition in large part through its range, availability, and quality of services it has the capability to provide. The Company has invested a significant amount of capital into purchasing, developing, and maintaining a fleet of trucks and other equipment that are critical to the services it provides. Further, the Company concentrates on providing services to a diverse group of major and independent oil and natural gas companies in a number of geographical areas.

Dependence on One or a Few Major Customers

The Company serves numerous major and independent oil and natural gas companies that are active in our core areas of operations.

As of December 31, 2019, two customers represented more than 10% of the Company's accounts receivable balance at 16% and 11% respectively. Revenues from one customer represented approximately 11% of total revenues for the year ended December 31, 2019.

The loss of our significant customers could have an adverse effect on the Company’s business until the equipment is redeployed. Further, the Company believes that if its customers shift production from any of the geographies in which it operates, the Company could effectively re-deploy its equipment into other domestic geographic areas but it may require us to incur relocation expenses, which would reduce operating margins.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2019, approximately 76% of our revenue was earned during the first and fourth fiscal quarters. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

Acidizing, hot oiling, and pressure testing are performed throughout the year with revenues generally not impacted by weather to a significant degree.

Raw Materials

             The Company purchases a wide variety of raw materials, parts, and components that are made by other manufacturers and suppliers for our use. The Company is not dependent on any single source of supply for those parts, supplies or materials. However, there are a limited number of vendors for propane and certain acids and chemicals. The Company uses a limited number of suppliers and service providers available to fabricate and/or construct the trucks and equipment used in its hot oiling, frac water heating, and acid related services.

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

In the course of the Company’s operations, it does not typically generate materials that are considered “hazardous substances.” One exception, however, would be spills that occur prior to well treatment materials being circulated down hole. For example, if the Company spills acid on a roadway as a result of a vehicle accident in the course of providing production/stimulation services, or if a tank with acid leaks prior to down hole circulation, the spilled material may be considered a “hazardous substance.” In this respect, the Company may occasionally be considered to “generate” materials that are regulated as hazardous substances and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants.

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

Because our trucks travel over public highways to get to customers’ wells, the Company is subject to the regulations of the Department of Transportation. These regulations are very comprehensive and cover a wide variety of subjects from the maintenance and operation of vehicles to driver qualifications to safety. Violations of these regulations can result in penalties ranging from monetary fines to a restriction on the use of the vehicles. Under regulations effective July 1, 2010, an uncured violation of regulations could result in a shutdown of all of the vehicles of Heat Waves.  The Company does not believe it is in violation of Department of Transportation regulations at this time that would result in a shutdown of vehicles.

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

Employees

As of February 28, 2020, the Company employed 186 full time employees. Of these employees, 172 are employed by Heat Waves and 14 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

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

Liquidity and Debt Risks

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facility. As of December 31, 2019, we had fully drawn the $34.0 million available under our credit facility and were in default under our 2017 Credit Agreement with East West Bank. In addition, we experienced significant declines in revenues in the fourth quarter of 2019 and the first quarter of 2020 compared to the prior year’s comparable quarters and have very limited cash flow. Due to this limited liquidity and decreased cash flow, we may not be able to provide our services, which could lead to continued deterioration in our financial condition.

On January 6, 2020, the Company received a notice (the “Default Notice”) from East West Bank regarding events of default of the Company with respect to the 2017 Credit Agreement. As a result of the events of default, East West Bank may accelerate the $34.0 million outstanding loan balance under the 2017 Credit Agreement to be immediately due and payable. As of the date of this report, East West Bank has not accelerated the outstanding loan balance amount but it may do so in the future.

The Default Notice indicates that the Company is in default under the 2017 Credit Agreement as a result of its:

●	failure to immediately repay a loan overadvance that occurred on October 10, 2019 that has continued through January 6, 2020;

●	failure to maintain a minimum liquidity of not less than $1,500,000 for the months ended October 31, 2019 and November 30, 2019; and

●	failure to maintain a minimum fixed charge coverage ratio of not less than 1:10 to 1:00 for the months ended October 31, 2019 and November 30, 2019.

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us.

The Default Notice indicated that although East West Bank was not as of January 6, 2020, exercising its rights and remedies available as a result of the events of default, it specifically did not waive its rights and remedies resulting from the events of default and it reserves all other available rights and remedies under the Credit Agreement, certain other related documents and applicable law.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by weather and customer's drilling activity.  We cannot assure that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity constraints. We are seeking additional debt and equity financing without which we may have to dispose of material assets or operations to meet our debt service and other obligations. If we do not succeed in these endeavors, we may fail to continue as a going concern.  We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

We are currently in a very difficult operating environment.

We face a very difficult operating environment in 2020 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. Additionally, as indicated above, we are in default under out 2017 Credit Agreement due to our operating results experienced in the fourth quarter of 2019 and the first quarter of 2020 and we believe we will need additional debt or equity capital to meet expected cash needs in the second quarter of 2020 and throughout the rest of 2020. We cannot assure that we will raise any such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially and adversely affect our revenues and our ability to continue as a going concern.

We are in violation of two covenants of our 2017 Credit Agreement as well as failure to pay an overadvance that has continued through the date of this report and the bank has declared events of default and may claim remedies that would effectively put us out of business. Also, we may be unable to meet the obligations of various financial covenants that are contained in the terms of our 2017 Credit Agreement.

Our 2017 Credit Agreement with East West Bank imposes numerous financial covenants on the Company including maintaining a prescribed fixed charge coverage ratio, a minimum liquidity ratio at certain times, and it limits the Company's ability to make capital investments. This agreement has a variable interest rate and is collateralized by substantially all of the assets of the Company and its subsidiaries. We are currently in violation of two covenants as discussed above, as well as failure to pay an overadvance that has continued through the date of this report.  Although East West Bank has not as of March 20, 2020, exercised its rights and remedies available as a result of these covenant violations, it specifically did not waive its rights and remedies resulting from the events of default and it continues to reserve all other available rights and remedies under the Credit Agreement, certain other related documents and applicable law.

There can be no assurance that we will be able to comply with these covenants, or that if we violate other covenants in the future that East West Bank would be willing to provide waivers. Violation of these covenants could result in the acceleration of maturities under the default provisions of our 2017 Credit Agreement and put into jeopardy our ability to operate as a going concern.

Our debt obligations have reduced, and may reduce in the future, our financial and operating flexibility.

As of December 31, 2019, we had borrowed approximately $34.0 million under our senior revolving credit facility and did not have any capacity available under this facility. Additionally, as of December 31, 2019 we owed approximately $2.8 million to other parties pursuant to various secured and unsecured subordinate debt agreements.

A high level of indebtedness subjects us to several material adverse risks. In particular, it may make it more likely that a reduction in the borrowing base of our credit facility following a periodic redetermination could require us to repay a portion of outstanding borrowings, may impair our ability to obtain additional financing in the future, and increases the risk that we may default on our debt obligations, as is presently occuring. In addition, we are required to devote a significant portion of our cash flows to servicing our debt, and we are subject to interest rate risk under our credit facility, which bears interest at variable rates. An increase in our interest rates could have a material adverse impact on our financial condition, results of operations and growth prospects.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance and as of March 2020 we had experienced two significantly reduced operating quarters (2019 fourth quarter and 2020 first quarter) from the like quarters in the prior years. Thus, we are extremely limited in our ability to repay any indebtedness without substantial debt restructuring and/or additional financing, either debt or equity, of which we can make no assurance will occur. Also, because of these poor operating results, we expect that we will need operating capital to meet expected cash needs in the second quarter of 2020 and throughout the rest of 2020. At this time, we do not have any commitments for such capital. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially and adversely affect our revenues and our ability to continue as a going concern.

General economic conditions, weather, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. We experienced a heavy downturn in demand for our services in the fourth quarter of 2019 that has continued through 2020 to date. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lenders, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Our auditors and management have expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the consolidated financial statements in this report, we incurred net losses of $7.7 million and $5.9 million for the years ended December 31, 2019 and 2018, respectively. Additionally, we are in violation of two of our 2017 Credit Agreement covenants, as well as continually having failed to pay an overadvance through the date of this report have experienced revenue declines, have very limited liquidity and expect negative cash flow from operations in the near term, and have suffered recurring losses from operations. We believe these circumstances raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on achievement of significantly increased revenues, raising equity or additional debt and/or a combination transaction with another entity. If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations or seek bankruptcy protection, in which event our stockholders could lose their entire investment.

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

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While we intend to commit significant resources to ensure that we conduct comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. In particular, it is important that we be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

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

We may be unable to implement price increases and recently have had to decrease existing prices on our core services.

We periodically seek to increase the prices of our services to offset rising costs and to generate increased revenues. We operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new equipment may enter the market, which would also put pressure on the pricing of our services. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase the prices of our services to offset rising costs increase could have a material adverse effect on our business, financial position and results of operations. Recently, in the face of significantly reduced demand for oil field services resulting from significant reduced capital expenditures, we have been forced to decrease our frac heating prices in order to obtain new business and obtain existing business, which will result in lower margins for us and decrease operating revenues. We anticipate pricing pressure impacting our other service lines if lower oil and gas prices persist.

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

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2019 and 2020, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Major declines in oil and natural gas prices in 2019 and 2020 have resulted in substantial declines in capital spending and drilling programs across the industry. As a result of the declines in oil and natural gas prices, many exploration and production companies have and are expected to substantially reduce drilling and completions programs at times and have required service providers to make pricing concessions.

Industry conditions and specifically the market price for crude oil and natural gas are influenced by numerous domestic and global factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions that are affected by several factors beyond our control, weather conditions, political instability in oil and natural gas producing countries and perceived economic conditions. The volatility of the oil and natural gas industry and the consequent impact on commodity prices as well as exploration and production activity could adversely impact the level of drilling and activity by many of our customers. Where declining prices lead to reduced exploration and development activities in our market areas, the reduction in exploration and development activities over a sustained period will have a negative long-term impact on our business. Several month periods of low oil and natural gas prices typically result in increased pressure from our customers to make additional pricing concessions and impact our borrowing arrangements with our principal bank. There can be no assurance that the prices we charge to our customers will return to former levels experienced.

There has also been significant political pressures for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore, there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of our service areas, particularly in Colorado. Colorado legislature recently enacted a bill that could significantly restrict oil and gas drilling in Colorado, thereby negatively affecting our revenues. These activities may make oil and gas investment and production less attractive.

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

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience demand volatility. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry over the long term, there are several political and economic pressures negatively impacting the economics of production from existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. We believe that these cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services, and will continue to result in a reduction in the demand for our services, the rates we can charge, and equipment utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events would adversely affect our operating results.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Ian Dickinson or Marjorie Hargrave, could disrupt our operations. Although we have entered into employment agreements with Mr. Dickinson and Ms. Hargrave, that contain, among other things non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreements.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our top five customers accounted for approximately 35% and 39% of our total annual revenues for 2019 and 2018, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

Over the last several years, oil prices have experienced significant swings. Prices for crude oil and natural gas decreased significantly in 2019 and 2020, to date, compared to prior years. Significant and sustained price declines have historically caused many of our customers to reduce or delay their oil and natural gas exploration and production spending, which consequently resulted in decreased demand for our services, and exerted downward pressure on the prices we charged for our services and products.

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

As of December 31, 2019, we had U.S. federal NOLs of approximately $31.8 million and state NOLs of approximately $27.5 million.

While our growth strategy includes seeking acquisitions of other oilfield services companies, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

At this time, we are very limited in considering potential acquisitions due to our deteriorating financial condition and immediate liquidity need. We anticipate that a component of any future growth strategy may be to make geographically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected regional markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of any funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in our stock price.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While the Company intends to commit significant resources to ensure that it conducts comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. In particular, it is important that the Company be able to retain both key personnel of an acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

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

On November 12, 2019 we received notification from the NYSE American LLC (the “NYSE American”) indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE’s Company Guide in that it has reported stockholders’ equity of less than $2 million as of December 31, 2019, and reported losses from continuing operations and/or net losses in its four most recent fiscal years.

The NYSE American has approved the Company’s plan to regain compliance with the NYSE’s continued listing standard related to stockholders’ equity.  Accordingly, Enservco’s common stock will continue to be listed on the NYSE American pursuant to an extension while it seeks to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements.

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

Five stockholders directly and indirectly own approximately 38% of the Company’s outstanding common stock and have the ability to heavily influence the election of our directors when they again stand for reelection. Furthermore, it is likely that no person seeking control of the Company through stock ownership will be able to succeed in doing so without negotiating an arrangement to do so with these stockholders. For so long as these stockholders continue to own a significant percentage of the outstanding shares of the Company common stock, they will retain such influence over the election of the board of directors and the negotiation of any change of control transaction.

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

Information about our Executive Officers

The following table sets forth, as of March 15, 2020, certain information regarding the executive officers of Enservco:

Name	Age	Position
Ian Dickinson	47	Chief Executive Officer & President
Marjorie Hargrave	56	Chief Financial Officer

The following biographies describe the business experience of our executive officers:

Ian E. Dickinson, Age 47. Mr. Dickinson became our Chief Executive Officer and President on May 9, 2019 and was also appointed to the Company’s Board of Directors on May 9, 2017. Mr. Dickinson joined the Company from Caddis Capital Investments, LLC (“Caddis”), an actively managed private equity firm, where he had been a partner since July, 2016. Prior to joining Caddis, Mr. Dickinson served as President and Chief Executive Officer of Premier Oilfield Equipment Company (“Premier”) from its acquisition by Altira Group, LLC in February, 2012, until July, 2016. Prior to that, Mr. Dickinson served as Senior Vice President of Finance at Startek, Inc. (“SRT”), a global contact center outsource services provider, from March 2011 until February, 2012, and as Managing Director at Slalom Consulting, LLC, leading the CFO Advisory Services practice from October, 2009 until March, 2011. His previous experience includes CFO and corporate development roles at several private equity and venture capital backed companies. Mr. Dickinson began his career in various and expanding leadership roles in finance and M&A at Quest Communications (acquired by CenturyLink), Nextel (acquired by Sprint), and ADT Security Services. Mr. Dickinson is a member of Young President Organization – Colorado Chapter, and currently serves on the Board of Directors of Fox Management, LLC and the ACE Scholarships Advisory Board. Mr. Dickinson is a graduate of Fort Lewis College in Durango, Colorado.

Marjorie Hargrave, Age 56. Ms. Hargrave became our Chief Financial Officer on July 24, 2019. Ms. Hargrave previously provided consulting services to various companies in the areas of finance, administration, accounting, risk mitigation, human resources, and investor relations from 2016 to joining us in 2019. Prior to her consulting work, Ms. Hargrave served as Chief Financial Officer and Senior Vice President of Strategic Planning for CTAP, LLC, a privately held distributor of tubing and casing throughout the United States, from 2010 to 2016. Ms. Hargrave also served as Chief Financial Officer of High Sierra Energy, LP, a start-up energy company which focused on midstream acquisitions, from 2005 to 2009. Ms. Hargrave’s previous experience also includes management and associate roles with Black Hills Corporation, Xcel Energy, and Merrill Lynch & Co. Ms. Hargrave earned a bachelor’s degree in economics from Boston University, and a master’s degree in economics from New York University.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2019. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND(2) ● Shop ● Land	4,000 sq. ft. 6 acres

(1) Property is collateral for mortgage debt obligation.

(2) Location not currently used in operations.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Longmont, CO ● Shop ● Land	18,400 sq. ft. 5 acres	$25,300	June 2026
Douglas, WY ● Shop ● Land	6,000 sq. ft. 5 acres	$7,000	December 2021
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$7,500	April 2022
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,150	June 2024
Bryan, TX(3) ● Shop ● Land	6,000 sq. ft. 1.6 acres	$5,345	August 2022
Okarche, OK ● Shop ● Land	5,000 sq. ft. 2 acres	$6,000	October 2020
Carrizo Springs, TX ● Land	2.6 acres	$2,500	September 2021
Denver, CO (4) ● Corporate offices	7,352 sq. ft.	$15,976	June 2022
Denver, CO ● Corporate offices	4,021 sq. ft.	$7,854	April 2024

(3)	Company is receiving $5,500 in monthly minimum rent under a sublease agreement for this leased property.
(4)	Company is receiving approximately $10,900 in monthly minimum rent under a sublease agreement for this leased property.
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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol “ENSV”. The table below sets forth the high and low daily closing sales prices of the Company’s Common Stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2019 and 2018, respectively:

	2019		2018
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.62	$0.36	$1.06	$0.63
Second Quarter	0.72	0.37	1.47	0.86
Third Quarter	0.50	0.21	1.23	0.65
Fourth Quarter	0.26	0.14	0.80	0.34

The closing sales price of the Company’s common stock as reported on March 16, 2020, was $0.10 per share.

Holders

As of March 16, 2020, there were 451 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2019 or 2018, and has no plans at present to declare or pay any dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2019:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	1,945,333	(1)	$0.55	6,914,711	(3)

Equity Compensation Plans Not Approved by Security Holders	655,000	(2)	0.22	-

Total	2,600,333		$0.47	6,914,711

(1)

Represents (i) 1,470,667 unexercised options outstanding under the Company’s 2016 Stock Incentive Plan, and (ii) 474,666 unexercised options under the Company’s frozen 2010 Stock Incentive Plan (see below for further information).

(2)

Consists of (i) 30,000 warrants issued in June 2016 to the principals of the Company’s existing investor relations firm to acquire 30,000 shares of Company common stock exercisable at $0.70 per share and (ii) 625,000 warrants issued to Cross River Partners, L.P. in connection with an Amended and Restated Subordinated Loan Agreement discussed in more detail in Note 10 to our consolidated financial statements included in "Item 8. Financial Statements" of this report.

(3)

Calculated as 10,391,711 shares of common stock reserved for the 2016 Stock Incentive Plan less 1,470,667 options outstanding or exercised under the 2016 Plan and 2,006,333 of Restricted Stock Award shares outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

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

As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. However, as of December 31, 2019, there were options to purchase 474,666 shares which remain outstanding under the 2010 Plan that were awarded prior to the adoption of the 2016 Plan described below.

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

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 10,391,711 shares through September 29, 2026 (the stated life of the 2016 plan). As of December 31, 2019, there were options to purchase 1,470,667 shares outstanding, 926,666 options had been exercised pursuant to the 2016 Plan, and 2,006,333 Restricted Stock Award shares outstanding under the 2016 Plan.

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

Other Stock Compensation Arrangements:

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 112,500 shares of the Company’s common stock (a total of 225,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants were exercisable at $0.55 per share for a five-year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. None of these warrants remain outstanding at December 31, 2019.

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

On November 11, 2019 Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information regarding the results of operations for the years ended December 31, 2019 and 2018, and our financial condition, liquidity and capital resources as of December 31, 2019 and 2018.

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, which contain further detailed information, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019. As of the balance sheet date of this report we had total current liabilities of $39.4 million, which exceeded our total current assets of $8.7 million by $30.7 million. We are in breach of two of our covenants as well as failed to pay an overadvance that has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.0 million being classified in current liabilities. We have very limited liquidity and expect negative cash flow from operations in the near term.

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

OVERVIEW

The Company, through its subsidiary, Heat Waves Hot Oil Service, LLC ("Heat Waves"), provides a range of oil field services to the domestic onshore oil and gas industry through two segments:  1) Production services, which include hot oiling and acidizing, and 2) Completion services, which includes frac water heating. The Company owns and operates a fleet of approximately 390  specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Revenues for 2019 increased $266,000, or 1%, over 2018, due to generally stable industry conditions that deteriorated significantly in the fourth quarter of 2019 and have continued through 2020 to date. During the year we reallocated some of our assets to better performing basins, increased our market share for completion services through the Adler acquisition and revamped our executive team. Also, in 2019, we ceased operations of Heat Waves Water Management. During 2018, we also ceased operations of Dillco Fluid Service, Inc. and our Heat Waves location in Kansas, while increasing our presence in the Powder River Basin in eastern Wyoming, due to our outlook for activity levels in each location.

Segment profits for 2019 decreased by approximately $863,000 or 9%, to a profit of approximately $8.4 million from a profit of approximately $9.3 million in 2018 due to a combination of higher fixed cost due to the acquisition of Adler Hot Oil Services, location consolidation costs, and downward pricing pressures affecting our frac water heating services. Selling, general, & administrative expenses, excluding severance and transition costs and acquisition-related expenses, increased by approximately $960,000 for the year ended December 31, 2019, compared to 2018, due primarily to general office expenses, related primarily to redundant Adler personnel, facilities, and related costs carried through the heating season which have steadily been eliminated since late in the second quarter of 2019. These duplicative costs were due, in large part, to the timing of the Adler acquisition coinciding with the start of heating season. We also made investments in our IT infrastructure, establishing an electronic dispatch and ticketing system. In 2019, the resignation of our Chief Financial Officer resulted in Severance and Transition costs of approximately $83,000. In 2018, the resignations of an officer and the Senior Vice President of Operations resulted in Severance and Transition costs of approximately $633,000. Interest expense for 2019 increased by approximately $577,000 due to a higher average borrowing balance related to the Adler acquisition, an increase in our borrowing rate due to the default in June 2019, and our increased time to collection on certain customer receivables which was resolved in the third quarter of 2019.

For the year ended December 31, 2019, the Company incurred a net loss of approximately $7.7 million, or $0.14 per share, compared to a net loss of $5.9 million, or $0.11 per share, last year primarily due to the cost items and business dynamics noted above.

Adjusted EBITDA for the year ended December 31, 2019 was approximately $2.8 million compared to approximately $4.7 million in 2018. Adjusted EBITDA is a non-GAAP number, and for a reconciliation to GAAP, see "Adjusted EBITDA" below.

Industry Overview

During 2019, WTI crude oil price averaged approximately $56.05 per barrel, versus an average of approximately $64.90 per barrel in 2018. The North American rig count declined to 805 rigs in operation as of December 31, 2019, compared to 1,080 at the same time a year ago.  Despite the lower oil price environment and reduced rig count, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

The United States rig count bottomed out at approximately 400 in the spring of 2016 and increased to approximately 805 as of December 31, 2019 compared to approximately 1,080 at December 31, 2018, which translated into decreased activity for the year ended December 31, 2019, compared to 2018.

In early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. While the impact of this oil price decline has yet to be felt in demand for our services, we expect that our customers will reduce activity during this period of commodity price weakness and will also seek price reductions for our services.

Segment Overview

Enservco’s reportable business segments are Production Services and Completion Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments.

Production Services: This segment utilizes a fleet of hot oil trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oil services and acidizing services.

Completion Services: This segment utilizes a fleet of frac water heating units to provide frac water heating services and related support services to the domestic oil and gas industry.

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

Segment Results:

The following tables set forth revenue from operations and segment profits for our business segments for the fiscal years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
REVENUES:
Production services	$14,704	$14,538
Completion services	28,322	28,222

Total Revenues	$43,026	$42,760

	For the Year Ended December 31,
	2019	2018
SEGMENT PROFIT (LOSS):
Production services	$1,129	$1,674
Completion services	7,290	7,608

Total Segment Profit (loss)	$8,419	$9,282

Production Services:

For 2019, production service revenue increased $166,000, or 1%, to $14.7 million. This increase was primarily attributable to our increased capacity and customer base as a result of the acquisition of Adler.

Hot oil revenues for the year ended December 31, 2019, increased 6% to $12.4 million compared to $11.7 million in 2018. The increase was primarily due to the increase in our fleet size and market share in the basins we serve as a result of the acquisition of Adler, as well as to growth in our customer base in our Central USA region.

Acidizing revenues for the year ended December 31, 2019, decreased 20% to $2.3 million compared to $2.9 million in 2018. The year-over-year decline was primarily driven by a decline in services performed for two customers in the Green River Basin and Eagle Ford Shale, who changed their maintenance program. The decline was partially offset by new customer wins and growth in services performed for other customers and in new areas. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment profits for our production services decreased $545,000, or 33% in 2019 compared to 2018, primarily due to the investment in seeking to grow the business in southern Texas which included additional hiring and training costs as well as the cost to open a new satellite facility in Carizzo Springs, Texas.

Completion Services:

Frac water heating revenues for the year ended December 31, 2019, remained flat compared to 2018. Our acquisition of Adler allowed us to realize revenue from several customers we did not previously perform significant work for, and allowed us to increase services to other customers, particularly in the Bakken and D-J Basin/Niobara. We also experienced increased demand in the Powder River, Marcellus and Utica shale basins during the first half of the year which helped to offset declining industry conditions, including lower commodity prices and decreased drilling rig activity, during the fourth quarter of 2019.

Geographic Areas:

The Company operates in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018
BY GEOGRAPHY:
Production Services:
Rocky Mountain Region (1)	$6,515	$6,205
Central USA Region (2)	7,449	7,560
Eastern USA Region (3)	740	773
Total Production Services	14,704	14,538

Completion Services:
Rocky Mountain Region (1)	21,535	21,393
Central USA Region (2)	3,223	3,390
Eastern USA Region (3)	3,564	3,439
Total Completion Services	28,322	28,222
Total Revenues	$43,026	$42,760

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

Production segment revenue in the Rocky Mountain Region increased $310,000 or 5% for the year ended December 31, 2019, compared to the prior year primarily due to an increase in hot oiling activity in the D-J Basin/Niobara and Bakken areas. Completion segment revenues stayed flat for the year ended December 31, 2019 compared to 2018 due to a decreased demand for our services offset by our increased customer base and fleet size.

Production segment revenues in the Central USA region decreased approximately $111,000 for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to the closure of two facilities partially offset by increased activity in the Eagle Ford Shale.

Production segment revenues in the Eastern USA region remained relatively flat for the year ended December 31, 2019, compared to the year ended December 31, 2018 primarily due to decreased activity levels in the Marcellus shale formation.

Historical Seasonality of Revenues:

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, constitute our “heating season,” and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Completion services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production services increase as a percentage of total revenue. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $32.9 million, or 76%, of its 2019 revenues during the first and fourth quarters of 2019 compared to $10.1 million, or 24%, of 2019 revenues during the second and third quarters of 2019. In 2018, the Company generated revenues of $32.6 million, or 76%, of its 2018 revenues during the first and fourth quarters of 2018 compared to $10.2 million, or 24%, of 2018 revenues during the second and third quarters of 2017. In an effort to grow our year-round hot oiling revenues, we recently introduced a commission program to attract and retain experienced hot oil operators, as these operators are able to retain customers in some cases regardless of which company the operator works for.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $1.1 million or 3% during 2019 compared to 2018, primarily due to Adler-related costs in the first half of 2019, and investment in growth in South Texas and Wyoming.

Sales, General and Administrative Expenses:

Sales, general and administrative expenses increased approximately $960,000, or 18%, to $6.2 million in 2019 compared to $5.2 million in 2018 primarily due to an increase in our bad debt reserve, an increase in compensation costs for our larger management team and an increase in general office expenses, both partially due to our acquisition of Adler, and an increase in professional fees related to investment in our IT infrastructure and processes.

Patent Litigation and Defense Costs:

Patent litigation and defense costs for the year ended December 31, 2019 declined to $10,000 compared to $80,000 for 2018. As discussed in Item 3. – Litigation, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019 to dismiss this case in its entirety without any finding of liability of  Enservco or Heat Waves. We expect costs related to our defense of such claim to be minimal going forward.

Depreciation and Amortization:

Depreciation and amortization expense for the year ended December 31, 2019 increased approximately $821,000, or 17%, from 2018 due to depreciation on equipment acquired in the Adler acquisition, partially offset by additional equipment becoming fully depreciated during 2019.

Severance and Transition Costs:

During the year ended December 31, 2019, the Company recognized costs of approximately $83,000 related to the departure of its former Chief Financial Officer. During the year ended December 31, 2018, the Company recognized costs of approximately $633,000, related to the departure of a former officer and the former Senior Vice President of Field Operations. The costs incurred during 2018 primarily consist of payments to the former officer and Senior Vice President of Field Operations, but also include acceleration of stock-based compensation costs.

Income (Loss) from operations:

For the year ended December 31, 2019, the Company recognized a loss from operations of $3.6 million compared to a loss of $1.4 million for 2018. The increased loss of $2.2 million was primarily due to a decrease in segment profits, and an increase in sales, general and administrative expenses described above.

Interest Expense:

Interest expense increased approximately $577,000, or 26%, from 2018. The increase in our average borrowings along with increased interest rates on our floating rate debt partially offset the decrease from the accelerated charges.

Discontinued Operations:

Loss from discontinued operations increased approximately $525,000 or 29% from 2018. Loss from discontinued operations for the year ended included an impairment loss on assets held-for-sale of approximately $130,000 partially offset by a gain on disposal of equipment of approximately $129,000.

Income Taxes:

As of December 31, 2019, the Company had recorded a full valuation allowance on a net deferred tax asset of $4.9 million. Our income tax provision of $1.6 million for the year ended December 31, 2019, reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount which resulted in a net tax expense of approximately $32,000. Income tax expense was approximately $32,000 in 2019, compared to a tax expense of $32,000 in 2018.

Adjusted EBITDA*:

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to Adjusted EBITDA for years ended December 31, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2019	2018

Net Loss	$(7,652)	$(5,865)
Add Back (Deduct)
Interest Expense	2,808	2,228
Provision for income taxes expense (benefit)	32	32
Depreciation and amortization (including discontinued operations)	6,870	6,264
EBITDA*	2,058	2,659
Add Back (Deduct)
Stock-based compensation	275	393
Severance and transition costs	83	633
Patent litigation and defense cost	10	80
One-time software expense	64	-
Impairment loss	127	130
(Gain) loss on sale and disposal of equipment (including discontinued operations)	(80)	(237)
Acquisition-related expenses	-	224
Gain on settlement	(1,252)	-
Adler consolidation	156	-
Other expense	153	407
EBITDA related to discontinued operations	1,172	416
Adjusted EBITDA	$2,766	$4,705

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

EBITDA is defined as net income, before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes noncash stock-based compensation from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s ongoing operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, acquisition-related expenses, patent litigation and defense costs, severance and transition costs, the gain on settlement as discussed in Note 4 of the accompanying  Notes to the Condensed Consolidated Financial Statements, impairment loss, one-time software expenses, the expenses to consolidate former Adler facilities, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

We use, and we believe investors benefit from the presentation of, EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, our fixed charge coverage ratio covenant associated with our 2017 Credit Agreement with East West Bank require the use of Adjusted EBITDA in specific calculations.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined $1.9 million to $2.8 million for the year ended December 31, 2019 compared to an adjusted EBITDA of $4.7 million for 2018, primarily due the increase in sales, general, and administrative expenses and the decline in segment profits as described above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2019 and 2018 and (combined with the working capital table and discussion below) is important for understanding our liquidity (amounts in thousands):

	Years Ended December 31,
	2019	2018

Net cash provided by (used in) operating activities	$4,467	$1,336
Net cash used in investing activities	(458)	(7,274)
Net cash (used in) provided by financing activities	(3,603)	5,804
Net Increase (Decrease) in Cash and Cash Equivalents	406	(134)

Cash and Cash Equivalents, Beginning of Period	257	391

Cash and Cash Equivalents, End of Period	$663	$257

The following table sets forth a summary of certain aspects of our balance sheet at December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018

Current Assets	$8,731	$13,530
Total Assets	42,976	49,021
Current Liabilities	39,738	7,452
Total Liabilities	45,652	44,419
Working Capital (Current Assets net of Current Liabilities)	(31,007)	6,078
Stockholders’ equity	(2,676)	4,602

Overview:

We do not currently generate adequate revenue to satisfy our current operations and expect we will need substantial additional capital to maintain operations for at least the remainder of 2020 absent a significant increase in demand for our services, which we do not expect. We cannot assure that we will be successful in raising additional debt or equity capital, if at all. We incurred significant net operating losses during the years ended December 31, 2019, and 2018, which raise substantial doubt about our ability to continue as a going concern. We are also in breach of two of our covenants under the 2017 Credit Agreement resulting in our borrowings thereunder of $34.0 million being classified as current liability, as well as failure to pay an overadvance that has continued through the date of this report. Accordingly, our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are less favorable than would be otherwise available.

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing. At December 31, 2019, we did not have any availability under the New Credit Facility. Our capital requirements for 2020 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

As described in more detail in Note 7 to our consolidated financial statements included in “Item 8. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement with East West Bank which provides for a three-year $30 million senior secured revolving credit facility (the “2017 Credit Facility”), that replaced the $30 million senior secured revolving credit Facility (the “Prior Credit Facility”) provided under the Amended and Restated Revolving Credit and Security Agreement (the “2014 Credit Agreement”) with PNC Bank, National Association (“PNC”).

The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. We used initial proceeds of approximately $21.8 million to repay all amounts due pursuant to the 2014 Credit Agreement, and pay other closing costs and fees.

In connection with the acquisition of Adler Hot Oil Service, LLC, on October 26, 2018 (the "Adler Acquisition"), Enservco and East West Bank entered into a Second Amendment to Loan and Security Agreement and Consent (the “Second Amendment”), which amended the 2017 Credit Agreement. Pursuant to the Second Amendment to LSA, East West Bank consented to the Adler Acquisition and increased the maximum borrowing limit of the senior secured revolving credit facility provided to Enservco under the 2017 Credit Agreement to $37.0 million. Proceeds of $6.2 million from the increased senior secured revolving credit facility were used in the Adler Acquisition to make the cash payments at closing and retire the indebtedness of Adler. In connection with the Second Amendment the capital expenditure limitation contained within the Loan Agreement was increased to $3.0 million from $2.5 million.  On August 12, 2019, we entered into the Third Amendment to Loan and Security Agreement and Waiver with East West Bank that (i) waived a covenant default; (ii) provided for slightly higher interest rates on borrowings under the 2017 Credit Facility; and (iii) reduced our allowable capital expenditures in any fiscal year from $3.0 million to $1.5 million.

On October 26, 2018, in connection with the Second Amendment to LSA, Adler entered into a Joinder Agreement, pursuant to which Adler was joined as a party to the Loan Agreement.

On November 11, 2019 Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance.

As of December 31, 2019, we had an outstanding principal loan balance under the 2017 Credit Agreement of approximately $34.0 million with weighted-average interest rates of 5.47% per year for the $28.0 million of outstanding LIBOR Rate borrowings and 6.75% per year for the $6.0 million of outstanding prime rate borrowings.

The 2017 Credit Agreement has certain customary financial covenants and consisted of the following as of December 31, 2019, as described below:

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

On January 6, 2020, the Company received a notice (the “Default Notice”) from East West Bank regarding events of default of the Company with respect to the 2017 Credit Agreement.

The Default Notice indicates that the Company is in default under the 2017 Credit Agreement as a result of its:

●	failure to immediately repay a loan overadvance that occurred on October 10, 2019 that has continued through January 6, 2020;

●	failure to maintain a minimum liquidity of not less than $1,500,000 for the months ended October 31, 2019 and November 30, 2019; and

●	failure to maintain a minimum fixed charge coverage ratio of not less than 1:10 to 1:00 for the months ended October 31, 2019 and November 30, 2019.

The Default Notice indicated that although East West Bank was not as of January 6, 2020, exercising its rights and remedies available as a result of the events of default, it specifically did not waive its rights and remedies resulting from the events of default and it reserves all other available rights and remedies under the Credit Agreement, certain other related documents and applicable law.

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us. Our ability to continue as a going concern is dependent on achievement of significantly increased revenues, raising equity or additional debt and/or a combination transaction with another entity. If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations or seek bankruptcy protection, in which event our stockholders could lose their entire investment.

Liquidity:

As of December 31, 2019, our available liquidity was $663,000 which represented our cash balance and we did not have any availability on the 2017 Credit Facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity in periods where our fixed charge coverage ratio is less than 1.2:1). We utilize the 2017 Credit Facility to fund working capital requirements and investments, and during the year ended December 31, 2019, we received net cash proceeds from our various lines of credit of approximately $61,000 and additionally received $125,000 in non-cash proceeds to fund expenses related to the notes.

Working Capital:

As of December 31, 2019, we had negative working capital of approximately $31.0 million compared to working capital of $6.1 million as of December 31, 2018. The decrease in working capital was primarily attributable to the classification of our 2017 Credit Agreement to short term as well as the short term note payable to the seller of Adler, partially offset by a decrease in our other current liabilities as of December 31, 2019, compared to December 31, 2018.

Deferred Tax Asset, net:

As of December 31, 2019, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

Cash provided by operating activities for the year ended December 31, 2019 increased approximately $3.1 million to $4.5 million compared to cash used in operating activities of $1.3 million during 2018, primarily due to (i) the increase in cash provided by the monetization of accounts receivable and the increase in cash flows related to the change in accounts payable balances during the year ended December 31, 2019 compared to 2018 partially offset by the increase in Net Loss..

Cash flow from Investing Activities:

Cash used in investing activities for the year ended December 31, 2019 was $457,000 compared to $7.3 million during 2018. The decrease is primarily attributable to the acquisition of Adler, as described in more detail Note 4 to our financial statements included in “Item 8. Financial Statements” of this report.

Cash flow from Financing Activities:

Cash used in financing activities for year ended December 31, 2019 was $3.6 million compared to cash provided by financing activities of $5.8 million for the year ended 2018. During the year ended December 31, 2018, we received proceeds from our revolving credit facility to fund the acquisition of Adler. The change is due to our repayment of the Seller Subordinated Note related to the purchase of Adler.

Outlook:

Over the past two years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in frac water heating. We face a very difficult operating environment in 2020 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. Additionally, as indicated above, we are in default under out 2017 Credit Agreement and we will need additional debt or equity capital to continue operations through 2020. We cannot assure that we will raise such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially adversely affect our revenues and our ability to continue as a going concern. In the event we are able to continue as a going concern, our long-term goals include driving increased fleet utilization, optimizing fleet deployment, driving further operating efficiencies through technology and proactive cost management, and de-levering our balance sheet.  Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels have significantly declined in the fourth quarter of 2019 due to year-end capital budget exhaustion, decreases in drilling and completion activity and substantial price decreases for crude oil and natural gas that occurred during the first quarter of 2020.  Those declines may be partially mitigated by demand for our Production Services.  We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of December 31, 2019 consist primarily the 2017 Credit Agreement which matures August 10, 2020. In addition, we also have scheduled principal payments under certain term loans and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.  As discussed above, our lender under the 2017 Credit Agreement has declared us to be in default on our $34.0 million of indebtedness due to it and has reserved all its rights and remedies under the agreement including the right to accelerate and declare our loans due and payable and to foreclose on the collateral pledged, in whole or in part.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 for the year ended December 31, 2019. As of the balance sheet date of this report we had total current liabilities of $39.4 million, which exceeded our total current assets of $8.7 million by $30.7 million. We are in breach of two of our covenants and have failed to repay overadvance that has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.0 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the renegotiation of the 2017 Credit Agreement and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We are currently negotiating with East West Bank, however given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available. As of the date of this report East West Bank has not waived our breaches of the 2017 Credit Agreement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awards. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Lattice model to determine the fair value of market-based restricted stock awards.

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

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Enservco Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Enservco Corporation (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended; and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 12 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of the new lease standard. The Company adopted the new lease standard using a modified retrospective approach.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has substantial debt obligations that are due within one year. The ongoing capital and operating expenditures, including the debt interest payments, will vastly exceed the amount of cash on hand and the revenue the Company expects to generate from operations in the near future. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Denver, Colorado

March 19, 2020

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$663	$257
Accounts receivable, net	6,424	9,848
Prepaid expenses and other current assets	1,016	1,043
Inventories	398	514
Income tax receivable, current	43	85
Current assets of discontinued operations	187	1,783
Total current assets	8,731	13,530

Property and Equipment, net	26,620	30,858
Goodwill	546	546
Intangible assets, net	828	1,033
Income tax receivable, non-current	14	28
Right-of-use asset - financing, net	569	-
Right-of-use asset - operating, net	3,793	-
Other Assets	445	650
Non-current assets of discontinued operations	1,430	2,376

TOTAL ASSETS	$42,976	$49,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,470	$3,094
Senior revolving credit facility	33,994	-
Note payable	-	3,868
Lease liability - financing, current	207	-
Lease liability - operating, current	848	-
Current portion of long-term debt	147	149
Current liabilities of discontinued operations	72	341
Total current liabilities	39,738	7,452

Long-Term Liabilities
Senior revolving credit facility	-	33,882
Subordinated debt	2,381	1,832
Long-term debt, less current portion	198	312
Lease liability - financing, less current portion	259	-
Lease liability - operating, less current portion	3,009	-
Other liability	33	941
Long-term liability of discontinued operations	34	-
Total long-term liabilities	5,914	36,967
Total liabilities	45,652	44,419

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock. $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $0.005 par value, 100,000,000 shares authorized, 55,642,829 and 54,389,829 shares issued as of December 31, 2019 and December 31, 2018, respectively; 103,600 shares of treasury stock; and 55,539,229 and 54,286,229 shares outstanding December 31, 2019 and December 31, 2018, respectively	278	271
Additional paid-in-capital	22,066	21,797
Accumulated deficit	(25,020)	(17,466)
Total stockholders’ equity	(2,676)	4,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,976	$49,021

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended
	December 31,
	2019	2018

Revenues
Production services	$14,704	$14,538
Completion services	28,322	28,222
Total revenues	43,026	42,760

Expenses
Production services	13,575	12,864
Completion services	21,032	20,614
Sales, general and administrative expenses	6,153	5,193
Patent litigation and defense costs	10	80
Severance and transition costs	83	633
Gain on disposal of equipment	(73)	(104)
Impairment	127	-
Depreciation and amortization	5,692	4,871
Total operating expenses	46,599	44,151

Loss from operations	(3,573)	(1,391)

Other (expense) income
Interest expense	(2,805)	(2,228)
Gain on settlement	1,252	-
Other expense	(162)	(407)
Total other expense	(1,715)	(2,635)

Loss from continuing operations before tax benefit	(5,288)	(4,026)
Income tax expense	(32)	(32)
Loss from continuing operations	$(5,320)	$(4,058)
Discontinued operations (Note 6)
Loss from operations of discontinued operations (including gain on disposal of $129,000 and loss on impairment of $130,000 for the year ended December 31, 2018)	(2,332)	(1,807)
Income tax expense	-	-
Loss on discontinued operations	(2,332)	(1,807)
Net loss	$(7,652)	$(5,865)

Loss from continuing operations per common share – basic and diluted	$(0.10)	$(0.08)
Loss from discontinued operations per common share – basic and diluted	(0.04)	(0.03)
Net loss per share	$(0.14)	$(0.11)

Basic weighted average number of common shares outstanding	55,071	52,865

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2018	51,094	$255	$19,571	$(11,601)	$8,225

Cashless exercise of warrants	1,613	9	1,862	-	1,871
Stock-based compensation, net of issuance costs	-	-	371	-	371
Cashless option exercise	663	3	(3)	-	-
Restricted share issuance	1,043	5	(5)	-	-
Restricted share cancellation	(127)	(1)	1	-	-
Net loss	-	-	-	(5,865)	(5,865)

Balance at December 31, 2018	54,286	$271	$21,797	$(17,466)	$4,602

Opening balance adjustment	-	-	-	98	98
Stock-based compensation, net of issuance costs	-	-	277	-	277
Restricted share issuance	1,523	7	(8)	-	(1)
Restricted share cancellation	(270)	-		-	-
Net loss	-	-	-	(7,652)	(7,652)

Balance at December 31, 2019	55,539	$278	$22,066	$(25,020)	$(2,676)

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(7,652)	$(5,865)
Net loss from discontinued operations	(2,332)	(1,807)
Net loss from continuing operations	(5,320)	(4,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,692	4,871
(Gain) loss on disposal of equipment	(73)	(104)
Impairment loss	127	-
Gain on settlement	(1,252)	-
Change in fair value of warrants	-	540
Stock-based compensation	275	393
Amortization of debt issuance costs and discount	321	297
Lease termination expense	62	-
Provision for bad debt expense	160	31
Changes in operating assets and liabilities
Accounts receivable	3,257	988
Inventories	116	38
Prepaid expenses and other current assets	17	1,079
Income taxes receivable	43	(28)
Amortization of operating lease assets	736	-
Other assets	274	(120)
Accounts payable and accrued liabilities	1,328	(2,806)
Operating lease liabilities	(727)	-
Other liabilities	44	25
Net cash provided by operating activities - continuing operations	5,080	1,146
Net cash (used in) provided by operating activities - discontinued operations	(613)	190
Net cash provided by operating activities	4,467	1,336

INVESTING ACTIVITIES
Acquisition of Adler Hot Oil Service, LLC	-	(6,164)
Purchases of property and equipment	(1,191)	(1,058)
Proceeds from insurance claims	49	122
Proceeds from disposal of equipment	284	578
Net cash used in investing activities - continuing operations	(858)	(6,522)
Net cash provided by (used in) investing activities - discontinued operations	400	(752)
Net cash used in investing activities	(458)	(7,274)

FINANCING ACTIVITIES
Net line of credit borrowings	61	6,728
Proceeds from issuance of long-term debt	500	-
Repayment of long-term debt	(3,700)	(800)
Repayment of note	(115)	(93)
Payments of finance leases	(326)	-
Other financing	(1)	(31)
Net cash provided by financing activities - continuing operations	(3,581)	5,804
Net cash used in financing activities - discontinued operations	(22)	-
Net cash (used in) provided by investing activities	(3,603)	5,804

Net decrease in Cash and Cash Equivalents	406	(134)
Cash and Cash Equivalents, beginning of period	257	391
Cash and Cash Equivalents, end of period	$663	$257

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Supplemental cash flow information:
Cash paid for interest	$2,281	$1,838
Cash paid (refunded) for income taxes	$32	$32
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$125	$141
Cashless exercise of stock options	$-	$994
Non-cash proceeds from warrant exercise	$-	$500
Non-cash subordinated debt principal repayment	$-	$(500)
Non-cash conversion of warrant liability to equity	$-	$1,371
Non-cash proceeds from subordinated debt borrowings	$-	$4,800
Non-cash repayment of revolving credit facility	$-	$-

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (completion services); and hot oiling and acidizing (production services).

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of December 31, 2019 and 2018 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Discontinued operations in 2019.

Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Discontinued operation in 2018.

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

      The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019. As of the balance sheet date of this report we had total current liabilities of $39.7 million, which exceeded our total current assets of $8.7 million by $31.0 million. We are in breach of two of our covenants and have failed to pay an overadvance that has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.0 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the renegotiation of the 2017 Credit Agreement and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2019, and December 31, 2018, the Company had an allowance for doubtful accounts of approximately $246,000 and $116,000, respectively. For the years ended December 31, 2019 and 2018, the Company recorded approximately $160,000 and $31,000, respectively to bad debt expense.

Concentrations

As of December 31, 2019, two customers represented more than 10% of the Company's accounts receivable balance at 16% and 11% respectively. Revenues from one customer represented approximately 11% of total revenues for the year ended December 31, 2019. As of December 31, 2018, no single customer comprised more than 10% of the Company's accounts receivable balance. Revenues from one customer represented approximately 10% of total revenues for the year ended December 31, 2018.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2019 and 2018, the Company did not recognize any write-downs or write-offs of inventory.

Property and Equipment

Property and equipment consists of (1) trucks, trailers and pickups; (2) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, and office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded impairment charges of approximately $127,000 related to its salt water disposal wells which it expects to divest during 2020.

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

As of December 31, 2019, and 2018, there were outstanding stock options and warrants to acquire an aggregate of 2,600,333 and 2,574,665 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of December 31, 2019, these outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2019, and the exercise price, multiplied by the number of in-the-money instruments). As of December 31, 2019, the outstanding stock options and warrants had no intrinsic value. As of December 31, 2018, the aggregate intrinsic value of outstanding stock options and warrants was approximately $93,000. Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings per share for the years ended December 31, 2019 and 2018.

Loan Fees and Other Deferred Costs

In the normal course of business, the Company enters into loan agreements and amendments thereto with its primary lending institutions. The majority of these lending agreements and amendments require origination fees and other fees in the course of executing the agreements. For all costs associated with the execution of the lending agreements, the Company recognizes these as capitalized costs and amortizes these costs over the remaining term of the loan agreement. All other costs not associated with the execution of the loan agreements are expensed as incurred. As of December 31, 2019, we had approximately $82,000 in unamortized loan fees and other deferred costs associated with the 2017 Credit Agreement, which we expect to charge to expense ratably over the three-year term of that agreement.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at December 31, 2019 or 2018, for trading purposes.

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

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if, in the Company's opinion, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of income. The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

Interest and penalties associated with tax positions are recorded in the period assessed as Other expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2016 through 2019 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2015 to 2019.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017, the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the years ended December 31, 2019 or 2018. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2019 and 2018. The fair-value is updated quarterly based on actual forfeitures.

The Company used a Lattice model to determine the fair value of market-based restricted stock awarded in 2019 and 2018.

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision, the valuation of warrant liability and the Company’s interest rate swaps, and the valuation of deferred taxes. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

       In February 2016, the FASB issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The update is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods, with early adoption permitted. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, the Company adopted this ASU beginning on January 1, 2019 and elected the transition option provided under ASU 2018-11. This standard had a material effect on our consolidated balance sheet with the recognition of new right of use assets and lease liabilities for all operating leases, as these leases typically have a non-cancelable lease term of greater than one year. Upon adoption, both assets and liabilities on our consolidated balance sheets increased by approximately $2.4 million. The Company elected a package of transition practical expedients which include not reassessing whether any expired or existing contracts are or contain leases, not reassessing the lease classification of expired or existing leases, and not reassessing initial direct costs for existing leases. The Company also elected a practical expedient to not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining the lease terms or assessing impairment of the Right-of-Use (‘ROU”) assets. See Note 12 - Commitments and Contingencies for more information.

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consists of the following at (amounts in thousands):

	December 31,	December 31,
	2019	2018

Trucks and vehicles	$59,788	$59,535
Other equipment	1,303	961
Buildings and improvements	3,184	2,822
Land	378	378
Disposal wells	-	400
Total property and equipment	64,653	64,096
Accumulated depreciation	(38,033)	(33,238)
Property and equipment, net	$26,620	$30,858

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

           In connection with the execution of the Settlement Agreement, we reviewed our estimates and allocation of the fair value of assets acquired, consideration transferred, and contingent consideration given in connection with the Transaction. In our judgment, the reduction in the fair value of the consideration did not have a clear and direct link to the purchase price, and therefore the change in the fair value of the Indemnity Holdback Payment of approximately $908,000, the change in the fair value of the Earn-Out Payment, of approximately $44,000, and the $300,000 reduction in the amount of the Seller Subordinated Note, were each recorded as gains within Other Income (Expense) in the accompanying Statements of Operations

The goodwill of approximately $245,000 arising from the acquisition consists largely of the synergies expected be achieved from combining the operations of Enservco and Adler. None of the goodwill is expected to be deductible for income tax purposes.

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

Below are consolidated results of operations for the year ended December 31, 2018 as though the acquisition of Adler had been completed on January 1, 2018.

December 31,
2018

Total revenues	$55,282
Income (loss) from continuing operations	$(4,515)
Income (loss) per common share - basic and diluted	$(0.12)

The pro forma results for the year ended December 31, 2018 includes adjustments related to the following purchase accounting and acquisition related items:

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

Note  5 – Intangible Assets

The components of our intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(239)	(34)
Net carrying value	$828	$1,033

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $205,000 for 2019.

The following table represents the amortization expense for the next five years (in thousands):

	2020	2021	2022	2023	2024
Customer relationships	$125	$125	$125	$104	$-
Intellectual property	90	90	90	79	-
Total intangible asset amortization expense	$215	$215	$215	$183	$-

Note 6 – Discontinued Operations

Heat Waves Water Management

During December, 2019, the Heat Waves Water Management business ceased operations for customers. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate posiitive operating cash flow. The Company plans on selling off the HWWM assets during 2020. HWWM was previously reported in the Water Transfer Services segment, however, the Company redefined its segments for the year ended December 31, 2019, and Water Management Services is no longer a reporting segment.

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	December 31,	December 31,
	2019	2018
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$175	$978
Inventories	-	-
Property and equipment, net	1,373	2,376
Receivable from equipment sales	-	760
Prepaid expenses and other current assets	12	45
Other assets	57	-
Total major classes of assets of the discontinued operations	$1,617	$4,159

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	47	341
Other liabilities	59	-
Total liabilities included as part of discontinued operations	$106	$341

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	December 31,	December 31,
	2019	2018

Revenue	$3,303	$6,593
Cost of sales	(4,446)	(6,908)
Sales, general, and administrative expenses	(23)	(101)
Depreciation and amortization	(1,177)	(1,393)
Other income and expense items that are not major	11	3
Pretax loss of discontinued operations related to major classes of pretax profit	(2,332)	(1,806)
Pretax gain on sale at auction	-	129
Pretax loss on impairment	-	(130)
Income tax benefit	-	-
Total loss on discontinued operations that is presented in the Statements of Operations	$(2,332)	$(1,807)

Note 7 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank which provides for a three-year $37 million senior secured revolving credit facility (the "Credit Facility"). The 2017 Credit Agreement allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all of our assets and subject to financial covenants. The outstanding principal loan balance matures on August 10, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds are collected in bank-controlled lockbox accounts and credited to the Credit Facility within one business day.

As of December 31, 2019, we had an outstanding principal loan balance under the Credit Facility of approximately $34.0 million with a weighted average interest rates of 5.47% per year for $28.0 million of outstanding LIBOR Rate borrowings and 6.75% per year for the approximately $6.0 million of outstanding Prime Rate borrowings. As of December 31, 2019, our available cash was approximately $663,000 and we did not have any availability under the 2017 Credit Agreement, as discussed below. As of June 30, 2019, we had borrowed approximately $753,000 in excess of the maximum amount available under the Credit Facility and, under the Credit Facility we were required to immediately repay the borrowing excess. While we paid all of the borrowing excess on July 3, 2019, the non-payment on July 1, 2019 constituted a payment default under the Credit Agreement. On August 12, 2019, we entered into the Third Amendment to Loan and Security Agreement and Waiver with East West Bank that (i) waived the foregoing default; (ii) provided for slightly higher interest rates on borrowings under the Credit Facility; and (iii) reduced our allowable capital expenditures in any fiscal year from $3.0 million to $1.5 million.

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

            As of December 31, 2019, we were in violation of two financial covenants contained in the 2017 Credit Agreement and we have failed to pay an overadvance that has continued through March 2020.

On January 6, 2020, the Company received a notice (the “Default Notice”) from East West Bank regarding events of default of the Company with respect to the Company's existing Loan and Security Agreement (the “2017 Credit Agreement”) by and between the Company and East West Bank, a California banking corporation (“East West Bank”). As a result of the events of default, East West Bank may accelerate the $34.0 million outstanding loan balance under the 2017 Credit Agreement to be immediately due and payable. As of the date of this report, East West Bank has not accelerated the outstanding loan balance amount but it may do so in the future.

The Default Notice indicates that the Company is in default under the 2017 Credit Agreement as a result of its:

●	failure to immediately repay a loan overadvance that occurred on October 10, 2019 that has continued through January 6, 2020;

●	failure to maintain a minimum liquidity of not less than $1,500,000 for the months ended October 31, 2019 and November 30, 2019; and

●	failure to maintain a minimum fixed charge coverage ratio of not less than 1:10 to 1:00 for the months ended October 31, 2019 and November 30, 2019.

The Default Notice indicated that although East West Bank was not as of January 6, 2020, exercising its rights and remedies available as a result of the events of default, it specifically did not waive its rights and remedies resulting from the the events of default and it reserves all other available rights and remedies under the Credit Agreement, certain other related documents and applicable law.

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us.

Amended and Restated Subordinated Loan Agreement

On November 11, 2019 Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $82,000 and $208,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company amortized approximately $140,000 and $105,000, respectively, of these costs to Interest Expense.

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	December 31,	December 31,
	2019	2018

Seller Subordinated Note. Interest is at 8%. Matured March 31, 2019	$-	$4,000 (1)

Subordinated Promissory Note with related party, Interest is at 10%, and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party, Interest is at 10%, and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10%, and is paid quarterly. Matures June 28, 2022	500	-

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2028. Collateralized by land and property purchased with the loan.	218	258

Vehicle loans for three pickups, interest at 8.59%, monthly principal and interest payments of $3,966, matures in August 2021	74	113

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	53	89
Total	2,845	6,460
Less debt discount	(119)	(167)
Less current portion	(147)	(4,149)
Long-term debt, net of debt discount and current portion	$2,579	$2,144

(1) In accordance with the Settlement Agreement discussed in Notes 4 the agreed upon due date was extended to April 10, 2019, subject to a nine-day grace period. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described in above), are as follows (in thousands):

Years Ended December 31,
2020	$148
2021	85
2022	2,558
2023	54
2024	-
Thereafter	-
Total	$2,845

Note 8 - Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2019
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

December 31, 2018
Derivative Instrument asset	$-	$75	$-	$75

Earn-Out Payment liability	$-	$-	$44	$44
Indemnity Holdback Payment liability	-	-	887	887
Total liabilities which are measured at fair value	$-	$-	931	931

The following table represents a reconciliation of our Level 3 liability measured at fair value (in thousands):

	Year Ended December 31,
	2019	2018

Fair value of Level 3 instrument at the beginning of the period	931	831
Warrant issues	-	-
Settlements	-	(1,371)
Change in fair value of warrant liability	-	540
Add: Liabilities related to acquisition of Adler	-	931
Less: Settlement of Adler liability	(931)	-
Fair value of Level 3 instrument at the end of period	$-	$931

Derivative Instruments

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of December 31, 2019 and 2018, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018.

Note 9 – Income Taxes

The income tax provision (benefit) from operations consists of the following (in thousands):

	December 31,
	2019	2018
Current
Federal	$-	$-
State	32	32
Total Current	32	32
Deferred
Federal	-	-
State	-	-
Total Deferred	-	-
Total Income Tax Benefit	$32	$32

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

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018

Computed income taxes at 21% for 2019 and 2018, respectively	$(1,118)	$(1,047)

Increase in income taxes resulting from:
State and local income taxes, net of federal impact	(154)	(142)
Change in valuation allowance	1,298	1,373
Stock-based compensation	14	(204)
Other	(8)	52

(Expense) Benefit for income taxes	$32	$32

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2019 and 2018, the Company does not have an unrecognized tax liability.

The Company has approximately $27.5 million of net operating losses that will begin to expire in the year 2035.

The components of deferred income taxes for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018

Deferred tax assets
Reserves and accruals	$1,040	$476
Amortization	(12)	(11)
Capital losses and other	11	1
Non-qualified stock option expense	182	165
Loss Carryforwards	6,897	5,901
Total deferred tax assets	8,118	6,532
Valuation allowance	(4,951)	(3,081)
Net deferred tax assets	3,167	3,451

Deferred tax liabilities
Depreciation	(3,167)	(3,451)
Total deferred tax liabilities	(3,167)	(3,451)

Net deferred tax assets (liabilities)	$-	$-

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company recorded a valuation allowance of $4.9 million and $3.1 million as of December 31, 2019 and 2018, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as an other expense. The Company did not incur any interest and penalties for the years ended December 31, 2019 and 2018, respectively.

The Company files tax returns in the United States, in various states including Colorado, Kansas, North Dakota, Ohio, Pennsylvania, and Texas. The Company’s United States federal income tax filings for tax years 2016 through 2019 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2015 to 2019.

Note 10 – Stockholders Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of December 31, 2019, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five year warrant to buy an aggregate total of 625,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrants had a grant-date fair value $0.16 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

A summary of warrant activity for the years ended December 31, 2019 and 2018 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at January 1, 2018	1,642,903	$0.32	4.5	$539
Issued	-	-	-	-
Exercised	(1,612,903)	0.31	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at December 31, 2018	30,000	$0.70	2.5	$-
Issued	625,000	0.20	4.9	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at December 31, 2019	655,000	$0.22	4.7	$-

Exercisable at December 31, 2019	655,000	$0.22	4.7	$-

Note 11 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2019, there were options to purchase 474,666 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of December 31, 2019, there were options to purchase 1,470,667 shares and we had granted restricted stock shares of 2,006,333 that remained outstanding under the 2016 Plan.

            A summary of the range of assumptions used to value stock options granted for the year ended December 31, 2017 are as follows:

	For the Year Ended December 31,
	2017

Expected volatility	89	-	93%
Risk-free interest rate	1.4	–	1.5%
Dividend yield	-	-	-
Expected term (in years)	3.0	–	3.5

During the year ended December 31, 2019, no options were granted or exercised. During the year ended December 31, 2018, no stock options were granted. During the year ended December 31, 2018, 1,230,002 options were exercised resulting in the issuance of 663,938 shares.

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2018	4,814,434	$0.71	3.46	$1,007
Granted	-	,
Exercised	(1,230,002)	0.44	-	-
Forfeited or Expired	(1,039,767)	0.71	-	-

Outstanding at December 31, 2018	2,544,665	$0.85	2.54	$93
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(599,332)	1.78	-	-
Outstanding at December 31, 2019	1,945,333	$0.55	1.95	$-
Vested at December 31, 2019	1,892,332	$0.56	1.94	$-
Exercisable at December 31, 2019	1,892,332	$0.56	1.94	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation costs for stock options of approximately $77,000 and $241,000, respectively, in sales, general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Non-vested at January 1, 2018	2,531,599	$0.24
Granted	-	-
Vested	(1,284,666)	0.27
Forfeited	(653,100)	0.22
Non-vested at December 31, 2018	593,833	$0.20
Granted	-	-
Vested	(485,999)	0.19
Forfeited	(54,833)	0.22
Non-vested at December 31, 2019	53,001	$0.22

As of December 31, 2019, there was approximately $4,000 of total unrecognized compensation costs related to non-vested shares under the Company's stock option plans which will be recognized over the remaining weighted-average period of 0.42 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value
Restricted shares at January 1, 2018	-	-
Granted	1,042,500	1.07
Vested	(58,333)	1.11
Forfeited	(147,500)	0.72
Restricted shares at December 31, 2018	836,667	0.98
Granted	1,473,000	0.27
Vested	(43,334)	1.28
Forfeited	(260,000)	1.12
Restricted shares at December 31, 2019	2,006,333	0.55

During the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation costs for restricted stock of approximately $199,000 and $153,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Stock options	2,146,409	3,199,877
Warrants	113,904	668,071
Weighted average	2,260,313	3,867,948

Note 12 – Commitments and Contingencies

Operating Leases

On January 1, 2019, we adopted ASC 842, Leases. Results for reporting periods beginning January 1, 2019 are presented in accordance with ASC 842, while prior period amounts are reported in accordance with ASC 840. On January 1, 2019, we recognized $2.4 million in right-of-use assets and $2.4 million in lease liabilities, representing the present value of minimum payment obligations associated with leased facilities and certain equipment with non-cancellable lease terms in excess of one year. During the year ended December 31, 2019, we entered into several finance leases related to equipment. We recognized approximately $845,000 in right-of-use assets and lease liabilities. We made a cumulative-effect adjustment to retained earnings of approximately $98,000 at January 1, 2019.

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

 As of December 31, 2019, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending December 31,	Operating Leases	Financing Leases
2020	$1,011	$259
2021	964	232
2022	774	75
2023	641	-
2024	473	-
Thereafter	534	-
	4,397	566
Impact of discounting	(16)	(100)
Discounted value of lease obligations	$4,381	$466

The following table summarizes the components of our gross operating lease costs incurred during the year ended December 31, 2019 (in thousands):

Year Ended
December 31, 2019
Operating lease expense:
Current lease cost	$954
Long-term lease cost	411
Total operating lease cost	$1,365
Finance lease expense:
Amortization of right-of-use assets	$219
Interest on lease liabilities	28
Total lease cost	$247

Our weighted-average lease term and discount rate used during the year ended December 31, 2019 are as follows:

Year Ended December 31, 2019
Operating
Weighted-average lease term (years)	4.60
Weighted-average discount rate	6.08%
Financing
Weighted-average lease term (years)	2.16
Weighted-average discount rate	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $68,000 and $60,000 as of December 31, 2019 and December 31, 2018, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2019.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of December 31, 2019, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through December 31, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of December 31, 2019, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

Note 13- Segment Reporting

In 2019 we reorganized our business segments to align with how the oil and gas industry and our management team evaluates the business. Enservco’s reportable business segments are Production Services and Completion Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments.

Production Services: This segment utilizes a fleet of hot oil trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oil services and acidizing services.

Completion Services: This segment utilizes a fleet of frac water heating units to provide frac water heating services to the domestic oil and gas industry.

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion Services	Unallocated & Other	Total
Year Ended December 31, 2019:
Revenues	$14,704	$28,322	$-	$43,026
Cost of Revenue	13,575	21,032	-	34,607
Segment Profit	$1,129	$7,290	$-	$8,419

Depreciation and Amortization	$2,648	$2,922	$122	$5,692

Capital Expenditures	$399	$419	$373	$1,191

Identifiable assets (1)	$18,233	$19,121	$1,420	$38,774

Year Ended December 31, 2018:
Revenues	$14,538	$28,222	$-	$42,760
Cost of Revenue	12,864	20,614	-	33,478
Segment Profit	$1,674	$7,608	$-	$9,282

Depreciation and Amortization	$2,308	$2,550	$13	$4,871

Capital Expenditures (Excluding Acquisitions)	$460	$524	$74	$1,058

Identifiable assets (1)	$20,229	$21,213	$428	$41,870

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	December 31,	December 31,
	2019	2018

Segment profit	$8,419	$9,282
Sales, general and administrative expenses	(6,153)	(5,193)
Patent litigation defense costs	(10)	(80)
Severance and transition costs	(83)	(633)
Gain (loss) from disposal of equipment	73	104
Impairment	(127)	-
Depreciation and amortization	(5,692)	(4,871)
Loss from Operations	$(3,573)	$(1,391)

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2019 and 2018 (amounts in thousands):

	For the Year Ended December 31,
	2019	2018
BY GEOGRAPHY:
Production Services:
Rocky Mountain Region (1)	$6,515	$6,205
Central USA Region (2)	7,449	7,560
Eastern USA Region (3)	740	773
Total Production Services	14,704	14,538

Completion Services:
Rocky Mountain Region (1)	21,535	21,393
Central USA Region (2)	3,223	3,390
Eastern USA Region (3)	3,564	3,439
Total Completion Services	28,322	28,222
Total Revenues	$43,026	$42,760

Notes to tables:
(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale - in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Note 14- Subsequent Events

In early March 2020, crude oil prices declined significantly in response to worldwide oil demand concerns due to the economic impacts of COVID-19, which has also negatively impacted numerous other industries, domestic and international. These trends, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company, cannot be determined, but are expected to have a material prospective impact to the Company’s operations, cash flows and liquidity.

On March 16, 2020, Heat Wave’s Hot Oil’s Oklahoma location was closed down due to: Unfavorable weather in Oklahoma during the fourth quarter of 2019 and the first quarter of 2020, profitability concerns and future demand uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

           As required by Rule 13a-15 under the Exchange Act, as of December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated therein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the heading "Compensation of Directors and Executive Officers" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Amended and Restated Bylaws. (3)
4.1	Description of Securities. Filed herewith.
10.01	2016 Stock Incentive Plan (4)
10.02	Employment Agreement between the Company and Ian Dickinson. (5)
10.03	Employment Agreement between the Company and Dustin Bradford (8)
10.04	Employment Agreement between the Company and Kevin Kersting (9)
10.05	Employment Agreement between the Company and Marjorie A. Hargrave (16)
10.06	Loan and Security Agreement with East West Bank, a California banking corporation.
10.07	Form of Indemnification Agreement. (6)
10.08	Subordinated Loan Agreement(10)
10.09	Subordinated Promissory Note – $1.0 Million(10)
10.10	Subordinated Promissory Note – $1.5 Million (10)
10.11	Warrant – 645,161 Shares(10)
10.12	Warrant – 967,741 Shares(10)
10.13	Executive Severance Agreement dated January 8, 2018, by and between Tucker Franciscus and the Company (11)
10.14	Executive Severance Agreement dated April 27, 2018, by and between Austin Peitz and the Company (12)
10.15	Executive Severance and Consulting Agreement effective July 24, 2019, by and between Dustin Bradford and the Company (16)
10.16	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017.(13)
10.17	Second Amendment to Loan and Security Agreement dated October 26, 2018.(18)
10.18	Third Amendment to Loan and Security Agreement dated August 12, 2019. (17)
10.19	Membership Interest Purchase Agreement to purchase Adler Hot Oil Service, LLC. (19)
10.20	Seller Subordinated Promissory Note. (18)

11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (7)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.1	Consent of Plante & Moran, PLLC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2017 and filed May 11, 2017.
(6)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(8)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 23, 2018 and filed on April 27, 2018.
(9)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 21, 2018 and filed on May 22, 2018.
(10)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(11)	Incorporated by reference from the Company's Current Report on Form 8-K dated January 8, 2018 and filed on January 9, 2018.
(12)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 27, 2018 and filed on April 30, 2018.

(13)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated December 12, 2017, and filed on December 18, 2017.
(15)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 2017, and filed on May 11, 2017.
(16)	Incorporated by reference from the Company's Current Report on Form 8-K dated July 24, 2019, and filed on July 24, 2019.
(17)	Incorporated by reference from the Company's Current Report on From 10-Q dated June 30, 2019 and filed on August 14, 2018.
(18)	Incorporated by reference from the Company's Current Report on From 8-K dated October 26, 2018 and filed on November 1, 2018.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2020

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Ian Dickinson

Chief Executive officer

(Power of Attorney)

Each person whose signature appears below constitutes and appoints Ian Dickinson and Dustin Bradford his true and lawful attorneys-in-fact and agents, each acting along, with full power of stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the year ended December 31, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 20, 2020	Ian Dickinson	/s/ Ian Dickinson
Chief Executive Officer (principal executive officer)

March 20, 2020	Marjorie Hargrave	/s/ Marjorie Hargrave
Chief Financial Officer (principal financial officer and principal accounting officer)

March 20, 2020	Richard A. Murphy	/s/ Richard A. Murphy
Chairman of the Board and Director

March 20, 2020	Keith J. Behrens	/s/ Keith J. Behrens
Director

March 20, 2020	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 20, 2020	William A. Jolly	/s/ William A. Jolly
Director

March 20, 2020	Christopher Haymons	/s/ Christopher Haymons
Director