Form 10-Q
period 2020-03-31
Enservco Corp
filed 2020-05-15
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No X

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 5, 2020
Common stock, $.005 par value	55,612,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
ASSETS	2020	2019
	(Unaudited)
Current Assets
Cash and cash equivalents	217	663
Accounts receivable, net	5,695	6,424
Prepaid expenses and other current assets	722	1,016
Inventories	359	398
Income tax receivable, current	57	43
Current assets of discontinued operations	-	187
Total current assets	7,050	8,731

Property and equipment, net	25,450	26,620
Goodwill	546	546
Intangible assets, net	777	828
Income taxes receivable, non-current	-	14
Right-of-use asset - financing, net	499	569
Right-of-use asset - operating, net	3,563	3,793
Other assets	407	445
Non-current assets of discontinued operations	1,301	1,430

TOTAL ASSETS	39,593	42,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	3,600	4,470
Senior revolving credit facility	34,589	33,994
Subordinated debt	2,394	2,381
Lease liability - financing, current	205	207
Lease liability - operating, current	853	848
Current portion of long-term debt	148	147
Current liabilities of discontinued operations	31	72
Total current liabilities	41,820	42,119

Long-Term Liabilities
Long-term debt, less current portion	175	198
Lease liability - financing, less current portion	207	259
Lease liability - operating, less current portion	2,805	3,009
Other liability	33	33
Long-term liabilities of discontinued operations	27	34
Total long-term liabilities	3,247	3,533
Total liabilities	45,067	45,652

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 55,612,829 and 55,642,829 shares issued, respectively; 103,600 shares of treasury stock; and 55,509,229 and 55,539,229 shares outstanding, respectively	275	278
Additional paid-in capital	22,108	22,066
Accumulated deficit	(27,857)	(25,020)
Total stockholders' equity	(5,474)	(2,676)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	39,593	42,976

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues
Production services	$3,202	$4,116
Completion services	6,184	20,696
Total revenues	9,386	24,812

Expenses
Production services	3,494	3,346
Completion services	4,971	12,020
Sales, general, and administrative expenses	1,762	1,602
Patent litigation and defense costs	-	9
Loss on disposal of assets	15	-
Impairment loss	-	127
Depreciation and amortization	1,396	1,400
Total operating expenses	11,638	18,504

(Loss) Income from Operations	(2,252)	6,308

Other (Expense) Income
Interest expense	(641)	(884)
Other income (expense)	20	(65)
Total other expense	(621)	(949)

(Loss) Income from continuing operations before tax benefit	(2,873)	5,359
Income tax expense	-	-
(Loss) Income from continuing operations	$(2,873)	$5,359
Discontinued operations (Note 6)
Income (Loss) from operations of discontinued operations	36	(1,056)
Income tax benefit	-	-
Income (Loss) from discontinued operations	36	(1,056)
Net (loss) income	$(2,837)	$4,303

(Loss) Earnings from continuing operations per common share - basic	$(0.05)	$0.10
Loss from discontinued operations per common share - basic	-	(0.02)
Net (loss) income per share - basic	$(0.05)	$0.08

(Loss) Earnings from continuing operations per common share - diluted	$(0.05)	$0.10
Loss from discontinued operations per common share - diluted	-	(0.02)
Net (loss) earnings per share - diluted	$(0.05)	$0.08

Basic weighted average number of common shares outstanding	55,518	54,266
Add: Dilutive shares	-	951
Diluted weighted average number of common shares outstanding	55,518	55,217

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602
Opening balance adjustment	-	-	-	108	108
Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303
Balance at March 31, 2019	54,231	$271	$21,889	$(13,055)	$9,105

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity

Balance at January 1, 2020	55,539	$278	$22,066	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(30)	(3)	3	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	55,509	$275	$22,108	$(27,857)	(5,474)

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(2,837)	$4,303
Net income (loss) from discontinued operations	36	(1,056)
Net (loss) income from continuing operations	(2,873)	5,359
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	1,396	1,400
Loss on disposal of equipment	15	-
Impairment loss	-	127
Stock-based compensation	39	92
Amortization of debt issuance costs and discount	47	179
Provision for bad debt expense	300	-
Changes in operating assets and liabilities
Accounts receivable	429	(11,199)
Inventories	39	118
Prepaid expense and other current assets	333	124
Amortization of operating lease assets	230	-
Other assets	15	69
Accounts payable and accrued liabilities	(869)	1,069
Operating lease liabilities	(204)	-
Other liabilities	-	84
Net cash used in operating activities - continuing operations	(1,103)	(2,578)
Net cash provided by (used in) operating activities - discontinued operations	134	(68)
Net cash used in - operating activities	(969)	(2,646)

INVESTING ACTIVITIES
Purchases of property and equipment	(164)	(123)
Proceeds from disposals of property and equipment	-	155
Net cash (used in) provided by investing activities - continuing operations	(164)	32
Net cash provided by (used in) investing activities - discontinued operations	178	553
Net cash provided by investing activities	14	585

FINANCING ACTIVITIES
Net line of credit borrowings	595	2,016
Repayment of long-term debt	(23)	(11)
Payments of finance leases	(30)	-
Repayment of note	-	(200)
Other financing activities	-	(1)
Net cash provided by financing activities - continuing operations	542	1,804
Net cash used in financing activities - discontinued operations	(33)	-
Net cash provided by financing activities	509	1,804

Net Increase (Decrease) in Cash and Cash Equivalents	(446)	(257)

Cash and Cash Equivalents, beginning of period	663	257

Cash and Cash Equivalents, end of period	$217	$-

Supplemental Cash Flow Information:
Cash paid for interest	$537	$595
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$-	$39

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly-owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (completion services) and hot oiling and acidizing (production services).

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of March 31, 2020 and December 31, 2019 and the results of operations for the three months ended March 31, 2020 and 2019.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Discontinued operations in 2019

Dillco Fluid Service, Inc	Kansas	100% by Enservco	Discontinued operation in 2018

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owns construction equipment used by Heat Waves.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2019. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019 and have incurred a net loss of $2.8 million for the three months ended March 31, 2020. As of the balance sheet date of this report we had total current liabilities of $41.8 million, which exceeded our total current assets of $7.0 million by $34.8 million. We are in breach of two of our covenants under our Credit Agreement with East West Bank and have failed to pay an overadvance that occurred in October 2019 that has continued through the date of this report  (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $37.0 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the renegotiation of the 2017 Credit Agreement and/or raising further capital and our ability to further reduce costs, of which there can be no assurance. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are onerous to us.

Given our current financial situation we may be required to accept terms on transactions, if any, that we are seeking that are onerous to us.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with accelerated effects beginning in February and continuing through the issuance of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties relating to the United States economy. Consequently, the Company expects a material adverse impact on its revenues, results of operations and cash flows. The situation is rapidly changing and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

In addition, certain producing countries within the Organization of Petroleum Exporting Countries and their allies (" OPEC+") group have attempted to increase market share through pricing activity that has contributed to a severe decline in domestic oil prices and, correspondingly, drilling and operating activity within our markets. Subsequent to the end of the quarter, OPEC+ countries have reportedly agreed to cooperate in limited and short-term production cuts, the impact of which is uncertain at this time.

The full extent of the impact of COVID-19 and OPEC+ actions on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, production response of domestic oil producers to lower oil prices, and the adherence to and continuity of OPEC+ production cuts, among others.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2020, and December 31, 2019, the Company had an allowance for doubtful accounts of approximately $571,000 and $246,000, respectively. For the three months ended March 31, 2020, the Company recorded approximately $300,000 to bad debt expense. For the three months ended March 31, 2019, the Company did not record any bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2020 and 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether long-lived assets have been impaired. The Company determined that there was no impairment of its long-lived assets during the three months ended March 31, 2020.  During the three months ended March 31, 2019, the Company recorded impairment charges of approximately $127,000 related to its saltwater disposal wells which it expects to divest during 2020.

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

During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether goodwill and other intangible assets have been impaired. The Company determined that there was no impairment of its goodwill and other intangible assets during the three months ended March 31, 2020.

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

As of March 31, 2020 and 2019, there were outstanding stock options and warrants to acquire an aggregate of 2,390,335 and 2,378,499 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of March 31, 2020, these outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2020, and the exercise price, multiplied by the number of in-the-money instruments) of outstanding stock options and warrants.

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instrument is reflected as an asset or liability on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at March 31, 2020 or December 31, 2019, for trading purposes.

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements relating to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and others.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three months ended March 31, 2020. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent contractors, officers, and directors. The expected term of the options is based upon evaluation of historical and expected exercise behavior. The risk-free interest rate is based upon U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends, nor do we anticipate paying any dividends in the foreseeable future.

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

The Company used a lattice model to determine the fair value of market-based restricted stock awarded in 2020 and 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	March 31,	December 31,
	2020	2019

Trucks and vehicles	$59,791	$59,788
Other equipment	1,301	1,303
Buildings and improvements	3,184	3,184
Land	378	378
Total property and equipment	64,654	64,653
Accumulated depreciation	(39,204)	(38,033)
Property and equipment, net	$25,450	$26,620

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

On April 4, 2019 Enservco and the Seller entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in order to resolve certain disputes and disagreements relating to the Transaction without litigation. Pursuant to the Settlement Agreement the parties agreed to (i) waive all rights of the Seller to the Earn-Out Payment and the Indemnity Holdback Payment, (ii) reduce the original principal balance of the Seller Subordinated Note from $4,800,000 to $4,500,000, (iii) extend the maturity date of the Seller Subordinated Note from March 31, 2019 to April 10, 2019, subject to a nine-day grace period, and (iv) execute a mutual release. All adjustments to the original purchase accounting are recognized in the second quarter of 2019, when the settlement occurred. We also considered whether the execution of the Settlement Agreement was an indicator of impairment regarding the recorded balance of goodwill and the definite-lived intangible assets. With regard to goodwill, we determined that it was not more likely than not that the carrying amount of the reporting unit was greater than its fair value, and thus determined that further evaluation of goodwill for potential impairment was not necessary. We will perform a goodwill impairment analysis over the recorded balance on an annual basis, or if we determine an indicator of impairment exists. With regards to the definite-lived intangible assets, we determined that there were no events or changes in circumstances that would indicate that its carrying amount may not be recoverable, and therefore determined that a test for recoverability was not required.

The acquisition of Adler qualified as a business combination and as such, we estimated the fair value of the assets acquired and liabilities assumed as of the closing date. Additionally, we estimated the fair value of contingent consideration given. The fair value measure of the assets acquired, and liabilities assumed applied various valuation methods to estimate the value of the intangibles that would provide a fair and reasonable value to a market participant, in view of the facts available at the time. Each valuation method was analyzed to determine which method would generate the most reasonable estimate of value of the Company’s intangible assets as of October 26, 2018. Both internal and external factors influencing the value of the intangibles were considered such as Adler’s financial position, results of operations, historical financial data, future financial expectations, economic conditions, status of the oil and gas industry and Adler’s position in the industry.

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

Subordinated Note

In connection with the Transaction and pursuant to the terms of the Agreement, on October 26, 2018, Enservco issued to the Seller the Seller Subordinated Note in the original principal amount of $4.8 million in connection with the Settlement Agreement, which was reduced to $4.5 million as discussed above, and unpaid amounts thereunder beared simple interest at a rate of 8% per annum. Enservco was required to and made principal payments on November 30, 2018 of $800,000, on February 28, 2019 of $200,000, on April 9, 2019. The Seller Subordinated Note was guaranteed by Enservco’s subsidiaries and secured by a junior security interest in substantially all assets of Enservco and its subsidiaries. The Seller Subordinated Note was subject to a subordination agreement by and among Enservco, the Seller, and East West Bank. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and has no further obligations to the Seller.

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

Note 5 – Intangible Assets

The components of our intangible assets as of March 31, 2020, and December 31, 2019, are as follows (in thousands):

	March 31, 2020	December 31, 2019
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(290)	(239)
Net carrying value	$777	$828

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $51,000 for each of the three months ended March 31, 2020 and 2019.

The following table represents the amortization expense for the next five years for the twelve months ending March 31 (in thousands):

	2021	2022	2023	2024	2025
Customer relationships	$125	$125	$125	$76	$-
Patents and trademarks	90	90	90	56	-
Total intangible asset amortization expense	$215	$215	$215	$132	$-

Note 6 – Discontinued Operations

Heat Waves Water Management

During December 2019, the Heat Waves Water Management business ceased operations. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate positive operating cash flow. In early 2020, the Company began disposing of the HWWM assets and plans on selling off the remaining HWWM assets during the remainder of 2020. HWWM was previously reported in the Water Transfer Services segment, however, the Company redefined its segments during the year ended December 31, 2019, and Water Management Services is no longer a reporting segment.

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	March 31,	December 31,
	2020	2019
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$-	$175
Property and equipment, net	1,250	1,373
Prepaid expenses and other current assets	-	12
Other assets	51	57
Total major classes of assets of the discontinued operation	$1,301	$1,617

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	6	47
Lease liabilities - financing (current and non-current)	52	59
Total liabilities included as part of discontinued operations	$58	$106

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	March 31,
	2020	2019

Revenue	$-	$1,428
Cost of sales	-	(2,185)
Sales, general, and administrative expenses	-	(17)
Depreciation and amortization	(6)	(283)
Other income and expense items that are not major	(12)	1
Pretax loss of discontinued operations related to major classes of pretax profit	(18)	(1,056)
Gain (Loss) on disposal	54	-
Total income (loss) on discontinued operations that is presented in the Statements of Operations	$36	$(1,056)

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

As of March 31, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $34.6 million with a weighted average interest rates of 5.06% per year for $32.5 million of outstanding LIBOR Rate borrowings and 6.75% per year for the approximately $2.1 million of outstanding Prime Rate borrowings. As of March 31, 2020, our available cash was approximately $217,000 and we did not have any availability under the 2017 Credit Agreement, as discussed below.

Under the 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Maintenance of a Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.10 to 1.00 at the end of each month, upon which the ratio is measured on a trailing twelve-month basis;

(2) In periods when the trailing twelve-month FCCR is less than 1.20 to 1.00, we are required to maintain minimum liquidity of $1,500,000 (including excess availability under the Credit Facility and balance sheet cash).

On January 6, 2020, the Company received a notice (the “Default Notice”) from East West Bank regarding the 2017 Credit Agreement. As a result of the events of default, East West Bank may accelerate the $34.0 million outstanding loan balance under the 2017 Credit Agreement to be immediately due and payable. As of the date of this report, East West Bank has not accelerated the outstanding loan balance amount but it may do so in the future.

The Default Notice indicates that the Company is in default under the 2017 Credit Agreement as a result of its:

●failure to immediately repay a loan overadvance that occurred on October 10, 2019 that has continued through January 6, 2020;

●failure to maintain a minimum liquidity of not less than $1,500,000 for the months ended October 31, 2019 and November 30, 2019; and

●failure to maintain a minimum fixed charge coverage ratio of not less than 1:10 to 1:00 for the months ended October 31, 2019 and November 30, 2019.

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

The Default Notice received from East West Bank served as a triggering event for an event of default on our subordinated debt. As such, we have reclassified our subordinated debt to current liabilities. As of the date of this report, the lender of the subordinated debt has not  waived its rights and remedies resulting from the events of default and it reserves all other available rights and remedies under the Amended and Restated Subordinated Loan Agreement with Cross Rivers, L.P., a related party, certain other related documents, and applicable law.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $47,000 and $82,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for March 31, 2020, and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company amortized approximately $35,000 and $34,000, respectively, of these costs to Interest Expense.

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	March 31,	December 31,
	2020	2019

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	$1,000	$1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	500	500

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2028. Collateralized by land and property purchased with the loan.	207	218

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	63	74

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	53	53
Total	2,823	2,845
Less debt discount	(106)	(119)
Less current portion	(2,542)	(2,528)
Long-term debt, net of debt discount and current portion	$175	$198

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described in above), are as follows (in thousands):

Twelve Months Ending March 31,
2021	$2,650
2022	75
2023	59
2024	39
2025	-
Thereafter	-
Total	$2,823

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
March 31, 2020
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

December 31, 2019
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

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

 Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of March 31, 2020, and December 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2020.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the three months ended March 31, 2020, the Company's tax benefit of $0.7 million, and during the three months ended March 31, 2019 the Company's tax provision of $1.2 million, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

As of March 31, 2020, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending March 31,	Operating Leases	Financing Leases
2021	$998	$247
2022	948	232
2023	709	17
2024	644	-
2025	398	-
Thereafter	446	-
	4,143	496
Impact of discounting	(485)	(84)
Discounted value of lease obligations	$3,658	$412

The following table summarizes the components of our gross operating lease costs incurred during the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease expense:
Current lease cost	$291	$192
Long-term lease cost	20	125
Total operating lease cost	$311	$317
Finance lease expense:
Amortization of right-of-use assets	$58	$-
Interest on lease liabilities	7	-
Total lease cost	$65	$-

Our weighted-average lease term and discount rate used during the three months ended March 31, 2020 are as follows:

Three Months Ended March 31, 2020
Operating
Weighted-average lease term (years)	4.35
Weighted-average discount rate	6.08%
Financing
Weighted-average lease term (years)	1.91
Weighted-average discount rate	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $130,000 and $68,000 as of March 31, 2020 and December 31, 2019, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to March 31, 2020 and December 31, 2019, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of March 31, 2020, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through March 31, 2020, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of March 31, 2020, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of March 31, 2020, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

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

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 625,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrants had a grant-date fair value $0.16 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

A summary of warrant activity for the three months ended March 31, 2020 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2019	655,000	$0.22	4.7	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at March 31, 2020	655,000	$0.22	4.5	-

Exercisable at March 31, 2020	655,000	$0.22	4.5	-

Stock Issued for Services

During the three months ended March 31, 2020, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of March 31, 2020, there were options to purchase 274,666 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of March 31, 2020, there were options to purchase 1,460,667 shares and we had granted restricted stock shares of 1,395,833 that remained outstanding under the 2016 Plan

We have not granted any stock options during the three months ended March 31, 2020 or the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, no options were granted or exercised.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	1,945,333	$0.55	1.95	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(210,000)	1.72	-	-
Outstanding at March 31, 2020	1,735,333	$0.41	1.92	$-

Vested or Expected to Vest at March 31, 2020	1,692,332	$0.41	1.91	-
Exercisable at March 31, 2020	1,692,332	$0.41	1.91	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2020, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation costs for stock options of approximately $2,000 and $42,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2019	53,001	$0.22
Granted	-	-
Vested	-	-
Forfeited	(10,000)	0.22
Non-vested at March 31, 2020	43,001	$0.22

As of March 31, 2020, there was approximately $1,000 of total unrecognized compensation costs related to non-vested shares under the Company’s stock option plans which will be recognized over the remaining weighted-average period of 0.17 years.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2019	2,006,333	$0.55
Granted	50,000	0.19
Vested	(58,333)	0.47
Forfeited	(652,167)	0.66
Restricted shares at March 31, 2020	1,345,833	$0.30

During the three ended March 31, 2020 and 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $36,000 and $49,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Stock options	1,772,147	2,437,443
Warrants	655,000	30,000
Weighted average	2,427,147	2,467,443

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion Services	Unallocated & Other	Total
Three Months Ended March 31, 2020:
Revenues	$3,202	$6,184	$-	$9,386
Cost of Revenue	3,494	4,971	-	8,465
Segment Profit (Loss)	$(292)	$1,213	$-	$921

Depreciation and Amortization	$671	$647	$78	$1,396

Capital Expenditures (Excluding Acquisitions)	$83	$81	$-	$164

Identifiable assets (1)	$17,662	$17,033	$1,278	$35,973

Three Months Ended March 31, 2019:
Revenues	$4,116	$20,696	$-	$24,812
Cost of Revenue	3,346	12,020	-	$15,366
Segment Profit (Loss)	$770	$8,676	$-	$9,446

Depreciation and Amortization	$635	$742	$23	$1,400

Capital Expenditures (Excluding Acquisitions)	$40	$47	$36	$123

Identifiable assets(1)	$23,092	$26,977	$465	$50,534

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019

Segment profit	$921	$9,446
Sales, general, and administrative expenses	(1,762)	(1,602)
Patent litigation and defense costs	-	(9)
(Loss) gain on disposals of equipment	(15)	-
Impairment	-	(127)
Depreciation and amortization	(1,396)	(1,400)
(Loss) income from Operations	$(2,252)	$6,308

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$1,193	$2,063
Central USA Region (2)	1,873	1,765
Eastern USA Region (3)	136	288
Total Production Services	3,202	4,116

Completion Services:
Rocky Mountain Region(1)	5,006	14,811
Central USA Region(2)	110	2,771
Eastern USA Region(3)	1,068	3,114
Total Completion Services	6,184	20,696
Total Revenues	$9,386	$24,812

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Note 14- Subsequent Events

On April 10, 2020, the Company, entered into a promissory note (the “Note”) with East West Bank in the aggregate amount of $1,939,900, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020 and is administered by the United States Small Business Administration.

The Note matures on April 10, 2022 and bears interest at a rate of 1.00% per annum, payable in full plus all accrued interest on April 10, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds received under the Note may only be used for the Company’s payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Note proceeds for qualifying expenses. Under the terms of the PPP, amounts of the Note may be forgiven if they are used for qualifying expenses as described in the CARES Act.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2019 and 2018, and our financial condition, liquidity and capital resources as of March 31, 2020, and December 31, 2019. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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
●

The significant financial constraints imposed as a result of our indebtedness, including the fact that we have no borrowing availability on our Credit Facility and there are restrictions imposed on us under the terms of the Credit Agreement and our need to generate sufficient cash flows to repay our debt obligations;

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

GOING CONCERN

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $2.8 million for the three months ended March 31, 2020. As of the balance sheet date of this report we had total current liabilities of $41.8 million, which exceeded our total current assets of $7.0 million by $34.8 million. We are in breach of two of our covenants as well as failed to pay an overadvance that has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.6 million being classified in current liabilities. We have very limited liquidity and expect negative cash flow from operations in the near term.

We are currently negotiating with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the financing transactions that we are seeking that are onerous to us. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy.  As a result of these developments, the Company expects a material adverse impact on its revenues, results of operations and cash flows. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

In addition, certain producing countries within the Organization of Petroleum Exporting Countries and their allies (" OPEC+") group have attempted to increase market share through pricing activity that has contributed to a severe decline in domestic oil prices and, correspondingly, drilling and operating activity within our markets. Subsequent to the end of the quarter, OPEC+ countries have reportedly agreed to cooperate in limited and short-term production cuts, the impact of which is uncertain at this time.

The full extent of the impact of COVID-19 and OPEC+ actions on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, production response of domestic oil producers to lower oil prices, and the adherence to and continuity of OPEC+ production cuts, among others.

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

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended March 31, 2020, decreased approximately $15.4 million, or 62%, from the comparable period last year due to weakness in domestic oil and gas activity levels driven by lower commodity prices, related pricing pressures, above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio, and the more recent and broader impact of the OPEC+ price disputes and the COVID-19 pandemic beginning in March.

Segment profits for the three-month period ended March 31, 2020, decreased by approximately $8.5 million, or 90%, due to the reasons noted above.  Sales, general & administrative expense, excluding severance and transition costs, increased by approximately $160,000, or 10%, year over year due primarily to an increase in our bad debt expense and an increase in outside professional services partially offset by a reduction in duplicative general office costs which costs were due, in large part, to the timing of the Adler acquisition coinciding with the start of heating season in 2019.

Net loss for the three months ended March 31, 2020, was approximately $2.8 million or $0.05 per share, compared to a net income of approximately $4.3 million, or $0.08 per share, in the same period last year due to the factors noted above.

Adjusted EBITDA for the three months ended March 31, 2020, was a loss of approximately $503,000 compared to earnings of approximately $7.9 million for the same period last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the three months ended March 31, 2020, WTI crude oil price averaged approximately $46 per barrel, versus an average of approximately $55 per barrel in the comparable period last year. The North American rig count declined to 728 rigs in operation as of March 31, 2020, compared to 1,006 at the same time a year ago.  Despite the lower oil price environment and reduced rig count, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

Segment Overview

Segment Results:

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

The following tables set forth revenue from operations and segment profits for our business segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2020	2019
REVENUES:
Production services	$3,202	$4,116
Completion services	6,184	20,696
Total Revenues	$9,386	$24,812

	Three Months Ended March 31,
	2020	2019
SEGMENT PROFIT (LOSS):
Production services	$(292)	$770
Completion services	1,213	8,676
Unallocated and other	-	-
Total Segment Profit (Loss)	$921	$9,446

Production Services

Production Services, which accounted for 34% of total revenue for the three months ended March 31, 2020, decreased approximately $914,000, or 22%, to $3.2 million compared to $4.1 million for the same quarter last year due to decreased activity levels related to the lower commodity prices.

Hot oil revenue for the three months ended March 31, 2020, decreased approximately $715,000, or 20%, compared to the three months ended March 31, 2019, from approximately $3.6 million to approximately $2.9 million. The increase was primarily due to the lower domestic oil and gas activity levels driven by lower commodity prices.

Acidizing revenues for the three months ended March 31, 2020, decreased by approximately $199,000, or 42%, to approximately $270,000 from approximately $469,000.   The year-over-year decline was primarily driven by the reasons noted above.   The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment loss for our Production services decreased by $1.0 million, or 138%, to a loss of $292,000 for the three months ended March 31, 2020, compared to profit of $770,000 in the same quarter last year, which was primarily the result of industry conditions discussed above.

Completion Services

Completion Services, which accounted for 66% of total revenue for the three months ended March 31, 2020, decreased approximately $14.5 million, or 70%, to $6.2 million compared to $20.7 million for the same quarter last year due to the aforementioned related downturn in the industry and above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio.

The segment profit for Completion services for the three months ended March 31, 2020, was approximately $1.2 million compared to segment approximately $8.7 million during the three months ended March 31, 2019. Decreased segment profit related to the reasons discussed above.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$1,193	$2,063
Central USA Region (2)	1,873	1,765
Eastern USA Region (3)	136	288
Total Production Services	3,202	4,116

Completion Services:
Rocky Mountain Region(1)	5,006	14,811
Central USA Region(2)	110	2,771
Eastern USA Region(3)	1,068	3,114
Total Completion Services	6,184	20,696
Total Revenues	$9,386	$24,812

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services revenue in the Rocky Mountain Region for the three months ended March 31, 2020, decreased approximately $870,000, or 42%, primarily due to less acidizing and hot oiling activity in the D-J and Bakken Basins.

Production Services revenue in the Central USA region for the three months ended March 31, 2020, increased by approximately $108,000, or 6%, due to an increase in hot oiling activity in the Eagle Ford Shale.

Production Services segment revenue in the Eastern USA region for the three months ended March 31, 2020, decreased approximately $152,000, or 53%, resulting from less hot oiling in the Marcellus and Utica Basins.

Completion Services segment revenue decreased in all of our regions due to combinations of less completions activity and above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio.

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

As an indication of this quarter-to-quarter seasonality, the Company generated approximately 76%, of its 2019 revenues during the first and fourth quarters compared to 24%, of 2019 revenues during the second and third quarters of 2019. In an effort to grow our year-round hot oiling revenues, in 2019 we introduced a commission program to attract and retain experienced hot oil operators, as these operators are able to retain customers in some cases regardless of which company the operator works for.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments decreased by approximately $6.9 million or 45% during the first quarter of 2020 compared to the comparable period in 2019, primarily due to the severe reduction in revenue, discussed above.

Sales, General, and Administrative Expenses:

During the three months ended March 31, 2020, sales, general, and administrative expenses increased approximately $160,000, or 10%, to $1.8 million compared to the same period in 2019 primarily due to an increase in our bad debt reserve and an increase in professional fees related to our attempt to restructure our debt partially offset by a decrease in general office expense related to cost reductions by eliminating redundant personnel and facilities primarily related to the Adler acquisition.

Patent Litigation and Defense Costs:

Patent litigation and defense costs decreased from $9,000 to $0 for the three months ended March 31, 2020 compared to the like period in 2019. As discussed in Part II, Item 1. – Legal Proceedings, the U.S. District Court for the District of Colorado issued a decision on March 15, 2019, dismissing the case related to three patent litigation and defense costs in its entirety without any finding of liability of Enservco or Heat Waves. We expect costs related to our defense of such claims to be minimal going forward.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2020 was essentially flat compared to the same period in 2019.

Income from operations:

For the three months ended March 31, 2020, the Company recognized a loss from operations of $2.3 million compared to income from operations of $6.3 million for the comparable period in 2019. The decreased loss of $8.6 million was primarily due to the decrease in segment profits described above.

Interest Expense:

Interest expense decreased approximately $243,000, or 27%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to the decrease of our average borrowings partially offset by increased interest rates on our floating rate debt.

Discontinued Operations:

Results for the three months ended March 31, 2020 and 2019 include income from discontinued operations of approximately $36,000 and losses from operations of $1.1 million, respectively.

Other expense (income):

Other income for the three months ended March 31, 2020 was approximately $20,000, compared to other expense of approximately $65,000 for the three months ended March 31, 2019, respectively.

Income Taxes:

As of March 31, 2020, the Company had recorded a full valuation allowance on a net deferred tax asset of $5.6 million. During the three months ended March 31, 2020, the Company's tax benefit of $0.7 million and during the three months ended March 31, 2019 the Company's tax provision of $1.2 million were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate was approximately 0% for the three months ended March 31, 2020 and 2019, respectively. The effective tax expense for the three months ended March 31, 2020 and 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA*
Net (Loss) Income	$(2,837)	$4,303
Add Back (Deduct)
Interest expense	642	884
Provision for income tax expense	-	-
Depreciation and amortization (including discontinued operations)	1,403	1,683
EBITDA*	(792)	6,870
Add back
Stock-based compensation	39	92
Patent litigation and defense costs	-	9
Gain on disposal of equipment	(39)	-
Impairment loss	-	127
Other (income) expense	279	64
EBITDA related to discontinued operations	10	774
Adjusted EBITDA*	$(503)	$7,936

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, patent litigation and defense costs, severance and transition costs, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2020 decreased by approximately $8.4 million due primarily to the decline in segment profit and increases in sales, general, and administrative costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As described in more detail in Note 7 to our financial statements included in “Item 1. Financial Statements” of this report, on August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provides for a three-year $37 million senior secured revolving credit facility (the "Credit Facility").

As of March 31, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $34.6 million with a weighted average interest rates of 5.06% per year for $32.5 million of outstanding LIBOR Rate borrowings and 6.75% per year for the approximately $2.1 million of outstanding Prime Rate borrowings.

The following table summarizes our statements of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(969)	$(2,646)
Net cash provided by investing activities	14	585
Net cash used in financing activities	509	1,804
Net decrease in Cash and Cash Equivalents	(446)	(257)

Cash and Cash Equivalents, Beginning of Period	663	257

Cash and Cash Equivalents, End of Period	$217	$-

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Current Assets	$7,050	$8,731
Total Assets	$39,593	$42,976
Current Liabilities	$41,820	$42,119
Total Liabilities	$45,067	$45,652
Working Capital (Current Assets net of Current Liabilities)	$(34,770)	$(33,388)
Stockholders’ Equity	$(5,474)	$(2,676)

 Overview:

We do not currently generate adequate revenue to satisfy our current operations and expect we will need substantial additional capital to maintain operations for at least the remainder of 2020 absent a significant increase in demand for our services, which we do not expect. We cannot assure that we will be successful in raising additional debt or equity capital, if at all. We incurred significant net operating losses during the years ended December 31, 2019, and 2018, which have continued into the three months ended March 31, 2020 which raise substantial doubt about our ability to continue as a going concern. We are also in breach of two of our covenants under the 2017 Credit Agreement resulting in our borrowings thereunder of $34.6 million being classified as current liability, as well as failure to pay an over-advance that occurred on October 10, 2019 and has continued through the date of this report. Accordingly, our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept terms on the transactions that we are seeking that are less favorable than would be otherwise available.

The Default Notice received from East West Bank served as a triggering event for an event of default on our subordinated debt. As such, we have reclassified our subordinated debt to current liabilities. As of the date of this report, the lender of the subordinated debt has not  waived its rights and remedies resulting from the events of default and it reserves all other available rights and remedies under the Amended and Restated Subordinated Loan Agreement with Cross Rivers, L.P., a related party, certain other related documents, and applicable law.

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At March 31, 2020, we did not have any availability under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

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

During the three months ended March 31, 2020, the fair market value of the swap instrument remained unchanged and was recorded as a liability of $23,000.

Liquidity:

As of March 31, 2020, our available liquidity was $217,000, which represented our cash balance and we did not have any availability on the  2017 Credit Facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity in periods where our fixed charge coverage ratio is less than 1.2:1). We utilize the 2017 Credit Facility to fund working capital requirements and investments, and during the three months ended March 31, 2020, we received net cash proceeds from our various lines of credit of approximately $595,000.

Working Capital:

As of March 31, 2020, we had a working capital deficit of approximately $34.8 million compared to $33.4 million as of December 31, 2019.

Deferred Tax Asset, net:

As of March 31, 2020, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the three months ended March 31, 2020, cash used in operating activities was approximately $969,000 compared to $2.7 million during the comparable period in 2019. The increase was attributable to the increase in cash provided by the monetization of accounts receivable during the current year period partially offset by the decrease in net income and the increase in cash flows related to the change in accounts payable balances.

Cash flow from Investing Activities:

Cash provided by investing activities during the three months ended March 31, 2020 was approximately $14,000, compared to $585,000 during the comparable period in 2019, primarily due to proceeds received from the sale of equipment related to our discontinued operations.

Cash flow from Financing Activities:

Cash provided by financing activities for the three months ended March 31, 2020 was $509,000 compared to $1.8 million for the comparable period in 2019. The change is due to decreased borrowings in 2020 due to decreased activity levels.

Outlook:

We face a very difficult operating environment in 2020 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. Additionally, as indicated above, we are in default under out 2017 Credit Agreement and we will need additional debt or equity capital to continue operations through 2020. We cannot assure that we will raise such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially adversely affect our revenues and our ability to continue as a going concern. In the event we are able to continue as a going concern, our long-term goals include driving increased fleet utilization, optimizing fleet deployment, driving further operating efficiencies through technology and proactive cost management, and de-levering our balance sheet.  Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined beginning in the fourth quarter of 2019 due to year-end capital budget exhaustion, decreases in drilling and completion activity and substantial price decreases for crude oil and natural gas that occurred during the first quarter of 2020.  Those declines may be partially mitigated by demand for our Production Services.  We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of March 31, 2020 consist primarily the 2017 Credit Agreement which matures August 10, 2020. In addition, we also have scheduled principal payments under certain term loans and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.  As discussed above, our lender under the 2017 Credit Agreement has declared us to be in default on our $34.6 million of indebtedness due to it and has reserved all its rights and remedies under the agreement including the right to accelerate and declare our loans due and payable and to foreclose on the collateral pledged, in whole or in part.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $2.8 for the three months ended March 31, 2020. As of the balance sheet date of this report we had total current liabilities of $41.8 million, which exceeded our total current assets of $7.0 million by $34.8 million. We are in breach of two of our covenants and have failed to repay overadvance that occurred on October 10, 2019 and has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.6 million being classified in current liabilities.

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

There have been no other changes in our critical accounting policies since December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed on March 20, 2020, which is incorporated herein by reference. In addition, see the additional risk factor below.

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

ENSERVCO CORPORATION

Date: May 15, 2020	/s/ Ian Dickinson
Ian Dickinson, Principal Executive Officer and Chief Executive Officer

Date: May 15, 2020	/s/ Marjorie Hargrave
Marjorie Hargrave, Principal Financial Officer and Chief Financial Officer