Form 10-K/A
period 2020-04-03
Enservco Corp
filed 2020-05-19
CIK 319458

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders expected to be held on June 11, 2020 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K of Enservco Corporation (the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on March 20, 2019 (the “Original Report”). The purpose of this Form 10-K Amendment is solely to disclose that in reliance on the filing extension provided by the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements For Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”) the Company had delayed the filing of its preliminary and definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), including the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”), beyond the deadline for which the Company was required to either file its Proxy Statement or an amendment to its Original Report to include the Part III Information.

On April 28, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order and delay the filing of its Proxy Statement which included the Part III Information. Consistent with the Company’s statements in the 8-K, the Company was unable to file its final Proxy Statement, including the Part III Information, until May 12, 2020, because since early March, the Company has been following the recommendations of state and local health authorities to minimize the COVID-19 exposure risk for its corporate team members, including restricting access to its physical offices.  These conditions caused significant disruptions to the Company’s operations requiring key personnel to devote considerable time and resources to respond to the emerging impacts to the Company’s business, which limited their availability to complete the Proxy Statement due to the office closures and work from home policy.

In connection with the filing of this Form 10-K Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-K Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Form 10-K Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report, the Part III Information included in the Proxy Statement and with our filings made with the SEC subsequent to the filing of the Original Report.

ITEM 15.  EXHIBITS

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

May 18, 2020.

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Ian Dickinson

Ian Dickinson

Chief Executive Officer

4