Form 10-Q
period 2020-06-30
Enservco Corp
filed 2020-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

ENSERVCO CORPORATION

(Exact Name of registrant as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14133 County Rd 9 1/2 Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.005 per share	ENSV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                             Accelerated filer ☐

Non-accelerated filer ☒                                                                               Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 11, 2020
Common stock, $.005 par value	55,005,663

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$429	$663
Accounts receivable, net	1,452	6,424
Prepaid expenses and other current assets	947	1,016
Inventories	314	398
Income tax receivable, current	57	43
Current assets of discontinued operations	-	187
Total current assets	3,199	8,731

Property and equipment, net	23,741	26,620
Goodwill	546	546
Intangible assets, net	726	828
Income taxes receivable, non-current	-	14
Right-of-use asset - financing, net	280	569
Right-of-use asset - operating, net	3,328	3,793
Other assets	333	445
Non-current assets of discontinued operations	816	1,430

TOTAL ASSETS	$32,969	$42,976

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,100	$4,470
Senior revolving credit facility	31,993	33,994
Subordinated debt	2,406	2,381
Lease liability - financing, current	127	207
Lease liability - operating, current	818	848
Current portion of long-term debt	148	147
Current liabilities of discontinued operations	31	72
Total current liabilities	37,623	42,119

Long-Term Liabilities
Long-term debt, less current portion	2,088	198
Lease liability - financing, less current portion	106	259
Lease liability - operating, less current portion	2,623	3,009
Other liability	12	33
Long-term liabilities of discontinued operations	21	34
Total long-term liabilities	4,850	3,533
Total liabilities	42,473	45,652

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 55,030,663 and 55,642,829 shares issued, respectively; 103,600 shares of treasury stock; and 54,927,063 and 55,539,229 shares outstanding, respectively	275	278
Additional paid-in capital	22,435	22,066
Accumulated deficit	(32,214)	(25,020)
Total stockholders' deficit	(9,504)	(2,676)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,969	$42,976

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Production services	$1,383	$3,835	$4,585	$7,951
Completion services	758	2,505	6,942	23,201
Total revenues	2,141	6,340	11,527	31,152

Expenses
Production services	1,814	3,343	5,308	6,689
Completion services	1,516	3,099	6,487	15,119
Sales, general, and administrative expenses	1,247	1,458	3,009	3,060
Patent litigation and defense costs	-	1	-	10
Severance and transition costs	139	-	139	-
Loss (gain) on disposal of assets	23	(4)	38	(4)
Impairment loss	-	-	-	127
Depreciation and amortization	1,310	1,442	2,706	2,842
Total operating expenses	6,049	9,339	17,687	27,843

(Loss) income from operations	(3,908)	(2,999)	(6,160)	3,309

Other (expense) income
Interest expense	(547)	(656)	(1,188)	(1,540)
Other income	76	1,202	96	1,137
Total other (expense) income	(471)	546	(1,092)	(403)

(Loss) income from continuing operations before tax expense	(4,379)	(2,453)	(7,252)	2,906
Income tax expense	(9)	(32)	(9)	(32)
(Loss) income from continuing operations	$(4,388)	$(2,485)	$(7,261)	$2,874

Income (loss) from discontinued operations (Note 6)	31	(724)	67	(1,780)
Net (loss) income	$(4,357)	$(3,209)	$(7,194)	$1,094

(Loss) earnings from continuing operations per common share - basic	$(0.08)	$(0.05)	$(0.13)	$0.05
Loss from discontinued operations per common share - basic	-	(0.01)	-	(0.03)
Net (loss) income per share - basic	$(0.08)	$(0.06)	$(0.13)	$0.02

(Loss) earnings from continuing operations per common share - diluted	$(0.08)	$(0.05)	$(0.13)	$0.05
Loss from discontinued operations per common share - diluted	-	(0.01)	-	(0.03)
Net (loss) income per share - diluted	$(0.08)	$(0.06)	$(0.13)	$0.02

Basic weighted average number of common shares outstanding	55,352	54,978	55,435	54,589
Add: Dilutive shares	-	-	-	1,215
Diluted weighted average number of common shares outstanding	55,352	54,978	55,435	55,804

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602
Opening balance adjustment	-	-	-	108	108
Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303
Balance at March 31, 2019	54,231	271	21,889	(13,055)	9,105

Stock-based compensation, net of issuance costs	-	-	77	-	77
Restricted share issuance	1,123	6	(6)	-	-
Restricted share cancellation	(25)	-	-	-	-
Net loss	-	-	-	(3,209)	(3,209)
Balance at June 30, 2019	55,329	$277	$21,960	$(16,264)	$5,973

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	55,539	$278	$22,066	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(30)	(3)	3	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	55,509	275	22,108	(27,857)	(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	100	(4)	4	-	-
Restricted share cancellation	(682)	(1)	1	-	-
Restricted shares vested	-	5	-	-	5
Net loss	-	-	-	(4,357)	(4,357)
Balance at June 30, 2020	54,927	$275	$22,435	$(32,214)	$(9,504)

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(7,194)	$1,094
Net income (loss) from discontinued operations	67	(1,780)
Net (loss) income from continuing operations	(7,261)	2,874
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	2,706	2,842
Loss (gain) on disposal of equipment	38	(4)
Gain on Adler settlement	-	(1,252)
Impairment loss	-	127
Stock-based compensation	361	168
Amortization of debt issuance costs and discount	95	226
Provision for bad debt expense	298	3
Changes in operating assets and liabilities
Accounts receivable	4,674	2,090
Inventories	85	142
Prepaid expense and other current assets	68	9
Income taxes receivable	(14)	-
Amortization of operating lease assets	416	329
Other assets	320	138
Accounts payable and accrued liabilities	(2,365)	(413)
Operating lease liabilities	(416)	(322)
Other liabilities	(21)	99
Net cash (used in) provided by operating activities - continuing operations	(1,016)	7,056
Net cash provided by (used in) operating activities - discontinued operations	134	(1,202)
Net cash (used in) provided by operating activities	(882)	5,854

INVESTING ACTIVITIES
Purchases of property and equipment	(306)	(297)
Proceeds from insurance claims	294	27
Proceeds from disposals of property and equipment	335	219
Net cash provided by (used in) investing activities - continuing operations	323	(51)
Net cash provided by investing activities - discontinued operations	681	490
Net cash provided by investing activities	1,004	439

FINANCING ACTIVITIES
Net line of credit payments	(2,001)	(2,071)
Proceeds from PPP loan	1,940	-
Repayment of long-term debt	(49)	(70)
Payments of finance leases	(245)	(202)
Repayment of note	-	(3,700)
Other financing activities	-	(1)
Net cash used in financing activities - continuing operations	(355)	(6,044)
Net cash used in financing activities - discontinued operations	(1)	-
Net cash used in financing activities	(356)	(6,044)

Net (Decrease) Increase in Cash and Cash Equivalents	(234)	249

Cash and Cash Equivalents, beginning of period	663	257

Cash and Cash Equivalents, end of period	$429	$506

Supplemental Cash Flow Information:
Cash paid for interest	$1,026	$1,254
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash proceeds from revolving credit facilities	$-	$32

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of June 30, 2020 and December 31, 2019 and the results of operations for the three and six months ended June 30, 2020 and 2019.

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

Note 2 - Summary of Significant Accounting Policies

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019 and have incurred a net loss of $4.4 million and $7.2 million for the three and six months ended June 30, 2020. As of the balance sheet date of this report we had total current liabilities of $37.6 million, which exceeded our total current assets of $3.2 million by $34.4 million. On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provides for a three-year, $37.0 million senior secured revolving credit facility (the "Credit Facility"). We are in breach of two of our covenants under the 2017 Credit Agreement and have failed to pay an over-advance that occurred in October 2019 that has continued through the date of this report  (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.4 million being classified in current liabilities. On August 10, 2020, we received a 45-day extension on the maturity of the Credit Facility, and the total $32.0 million outstanding thereunder is due September 24, 2020. The Company has been in ongoing discussions and negotiations with other lenders, and we are currently negotiating a prospective refinancing of this debt. We cannot assure that we will be successful in any debt refinancing. Additionally, on July 24, 2020, the Company filed with the SEC a Registration Statement on Form S-3 (the "Shelf Registration") with the intent of seeking to raise further capital in the near term, which, if capital is raised thereunder, could aid in both the Company's cash position and in a possible refinancing of the Credit Facility. See Note 14 - Subsequent Events for more information on the extension for the maturity of our Credit Facility.

Our ability to continue as a going concern is dependent on the renegotiation of the 2017 Credit Agreement and/or raising further capital and our ability to further reduce costs, of which there can be no assurance. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with significant effects beginning in February 2020, and continuing through the issuance of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties relating to the United States economy. Consequently, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. The situation changes rapidly and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

In addition, certain producing countries within the Organization of Petroleum Exporting Countries and their allies (" OPEC+") group have attempted to increase market share through pricing activity that has had limited impact on the severe decline in domestic oil prices that occurred during the first quarter of 2020, and drilling and operating activity within our markets has remained depressed.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2020, and December 31, 2019, the Company had an allowance for doubtful accounts of approximately $480,000 and $246,000, respectively. For the three and six months ended June 30, 2020, the Company recorded approximately $(2,000) and $298,000 to bad debt (recovery) expense. For the three and six months ended June 30, 2019, the Company recorded approximately $3,000 to bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recovered. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets during the three months and six months ended June 30, 2020.  During the three and six months ended June 30, 2019, the Company recorded impairment charges of approximately $0 and $127,000 related to its saltwater disposal wells which it expects to divest during 2020.

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

During the first six months of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events during the three months ended March 31, 2020, which could indicate impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether goodwill and other intangible assets were impaired. The Company concluded that there were no further triggering events during the three months ended June 30, 2020. Further, the Company determined that there was no impairment of its goodwill and other intangible assets during the three months and six months ended June 30, 2020.

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

As of June 30, 2020 and 2019, there were outstanding stock options and warrants to acquire an aggregate of 2,162,499 and 2,203,499 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of June 30, 2020, these outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2020, and the exercise price, multiplied by the number of in-the-money instruments).

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instrument is reflected as an asset or liability on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at June 30, 2020 or December 31, 2019, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Liabilities as of December 31, 2019, and changes to the fair value are recorded to Other Expense. The swap agreement matured during the second quarter of 2020, and the balance was adjusted to $0, accordingly.

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and six months ended June 30, 2020, there were no material tax impacts to our condensed consolidated financial statements relating to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and others.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and six months ended June 30, 2020. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Related Parties

From time-to-time, the Company enters into transactions and agreements with certain related parties for various professional services.

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

Note 3 - Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	June 30,	December 31,
	2020	2019

Trucks and vehicles	$58,034	$59,788
Other equipment	1,319	1,303
Buildings and improvements	3,176	3,184
Land	378	378
Total property and equipment	62,907	64,653
Accumulated depreciation	(39,166)	(38,033)
Property and equipment, net	$23,741	$26,620

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

The consideration paid or to be paid by Enservco under the Agreement originally included: (i) $3.7 million in cash paid to or for the benefit of the Seller at the closing; (ii) a subordinated promissory note issued to the Seller in the principal amount of $4.8 million, plus interest accrued thereon (the “Seller Subordinated Note”), as further discussed below; (iii) retirement by Enservco of $2.5 million in indebtedness of Adler; (iv) an earn-out payment of up to $1.0 million in cash payable to the Seller (the "Earn-Out Payment"), the actual amount of which is subject to Enservco’s satisfaction of certain EBITDA-related performance conditions during 2019; and (v) $1.0 million in cash held by Enservco and payable to the Seller on April 26, 2020, subject to offset by Enservco for any indemnification obligations owed by the Seller or certain former members of Adler under the Agreement (the "Indemnity Holdback Payment"). Certain aspects of the consideration have been modified since execution of the Agreement as further discussed below.

On April 4, 2019 Enservco and the Seller entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) in order to resolve certain disputes and disagreements relating to the Transaction. Pursuant to the Settlement Agreement the parties agreed to (i) waive all rights of the Seller to the Earn-Out Payment and the Indemnity Holdback Payment, (ii) reduce the original principal balance of the Seller Subordinated Note from $4,800,000 to $4,500,000, (iii) extend the maturity date of the Seller Subordinated Note from March 31, 2019 to April 10, 2019, subject to a nine-day grace period, and (iv) execute a mutual release. All adjustments to the original purchase accounting were recognized in the second quarter of 2019, when the settlement occurred. We also considered whether the execution of the Settlement Agreement was an indicator of impairment regarding the recorded balance of goodwill and the definite-lived intangible assets. With regard to goodwill, we determined that it was not more likely than not that the carrying amount of the reporting unit was greater than its fair value, and thus determined that further evaluation of goodwill for potential impairment was not necessary. We perform a goodwill impairment analysis over the recorded balance on an annual basis, or if we determine an indicator of impairment exists. With regard to the definite-lived intangible assets, we determined that there were no events or changes in circumstances that would indicate that its carrying amount may not be recoverable, and therefore determined that a test for recoverability was not required.

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

In connection with the execution of the Settlement Agreement, we reviewed our estimates and allocation of the fair value of assets acquired, consideration transferred, and contingent consideration given in connection with the Transaction. In our judgment, the reduction in the fair value of the consideration did not have a clear and direct link to the purchase price, and therefore the change in the fair value of the Indemnity Holdback Payment of approximately $908,000, the change in the fair value of the Earn-Out Payment, of approximately $44,000, and the $300,000 reduction in the amount of the Seller Subordinated Note, were each recorded as gains within Other Income (Expense) in the accompanying Statements of Operations during 2019.

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

Subordinated Note

In connection with the Transaction and pursuant to the terms of the Agreement, on October 26, 2018, Enservco issued to the Seller the Seller Subordinated Note in the original principal amount of $4.8 million, which was reduced to $4.5 million as discussed above, and unpaid amounts thereunder incurred simple interest at a rate of 8% per annum. Enservco was required to and made principal payments on November 30, 2018 of $800,000, on February 28, 2019 of $200,000, and additional payments during April 2019 totaling $3.5 million. The Seller Subordinated Note was guaranteed by Enservco’s subsidiaries and secured by a junior security interest in substantially all assets of Enservco and its subsidiaries. The Seller Subordinated Note was subject to a subordination agreement by and among Enservco, the Seller, and East West Bank. On April 19, 2019, Enservco made the final payment to settle the principal balance and accrued interest on the Seller Subordinated Note and Enservco has no further obligations to the Seller.

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

Note 5 – Intangible Assets

The components of our intangible assets as of June 30, 2020, and December 31, 2019, are as follows (in thousands):

	June 30, 2020	December 31, 2019
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(341)	(239)
Net carrying value	$726	$828

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $51,000 and $102,000 for the three and six months ended June 30, 2020. Amortization expense was approximately $51,000 and $102,000 for the three and six months ended June 30, 2019.

The following table represents the amortization expense for the next five years for the twelve months ending June 30 (in thousands):

	2021	2022	2023	2024	2025
Customer relationships	$125	$125	$125	$42	$-
Patents and trademarks	93	93	93	30	-
Total intangible asset amortization expense	$218	$218	$218	$72	-

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	June 30,	December 31,
	2020	2019
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$-	$175
Property and equipment, net	771	1,373
Prepaid expenses and other current assets	-	12
Right-of-use asset - financing, net	45	57
Total major classes of assets of the discontinued operations	$816	$1,617

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	6	47
Lease liabilities - financing (current and non-current portions)	46	59
Total liabilities included as part of discontinued operations	$52	$106

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	June 30,
	2020	2019

Revenue	$-	$867
Cost of sales	(11)	(1,285)
Sales, general, and administrative expenses	-	(1)
Depreciation and amortization	(7)	(294)
Other income and expense items that are not major	11	5
Pretax loss of discontinued operations related to major classes of pretax profit	(7)	(708)
Gain (loss) on disposal of assets	38	(16)
Total income (loss) on discontinued operations that is presented in the Statements of Operations	$31	$(724)

	Six months ended
	June 30,
	2020	2019

Revenue	$-	2,295
Cost of sales	(11)	(3,470)
Sales, general, and administrative expenses	-	(18)
Depreciation and amortization	(13)	(577)
Other income and expense items that are not major	(1)	6
Pretax loss of discontinued operations related to major classes of pretax profit	(25)	(1,764)
Gain (loss) on disposal of assets	92	(16)
Total income (loss) on discontinued operations that is presented in the Statements of Operations	$67	$(1,780)

Note 7 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note of the accompanying Notes to the Condensed Consolidated Financial Statements) allows us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. Under the 2017 Credit Agreement, there are no required principal payments until maturity and we have the option to pay variable interest rate based on (i) 1-month LIBOR plus a margin of 3.5% or (ii) interest at the Wall Street Journal prime rate plus a margin of 1.75%. Interest is calculated monthly and paid in arrears. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants. The outstanding principal loan balance was originally scheduled to mature on August 10, 2020. On August 10, 2020, we received a 45-day extension on the maturity of the Credit Facility, and the total outstanding principal balance and all accrued interest on the Credit Facility is due September 24, 2020. Under the terms of the 2017 Credit Agreement, collateral proceeds are collected in bank-controlled lockbox accounts and credited to the Credit Facility within one business day.

As of June 30, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $32.0 million with a weighted average interest rates of 3.93% per year for $30.5 million of outstanding LIBOR Rate borrowings and 3.93% per year for the approximately $1.5 million of outstanding Prime Rate borrowings. As of June 30, 2020, our available cash was approximately $0.4 million and we did not have any availability under the 2017 Credit Agreement, as discussed below.

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

On January 6, 2020, the Company received a notice (the “Default Notice”) from East West Bank regarding the 2017 Credit Agreement. As a result of the events of default, East West Bank may accelerate the $32.0 million outstanding loan balance under the 2017 Credit Agreement to be immediately due and payable. As of the date of this report, East West Bank has not accelerated the outstanding loan balance amount but it may do so in the future.

The Default Notice indicates that the Company is in default under the 2017 Credit Agreement as a result of its:

●failure to immediately repay a loan over advance that occurred on October 10, 2019 that has continued through the date of this report;

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

We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

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

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $12,000 and $82,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for June 30, 2020, and December 31, 2019, respectively. During the three and six months ended June 30, 2020, the Company amortized approximately $35,000 and $70,000, respectively, of these costs to interest expense. During the three and six months ended June 30, 2019, the Company amortized approximately $24,000 and $58,000, respectively, of these costs to interest expense.

Paycheck Protection Program

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

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	June 30,	December 31,
	2020	2019

Paycheck Protection Loan. Interest at 1% with interest payments deferred until October 10, 2020. Matures April 10, 2022.	$1,940	$-

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	1,000	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	500	500

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2028. Collateralized by land and property purchased with the loan.	193	218

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	53	74

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	50	53
Total	4,736	2,845
Less debt discount	(94)	(119)
Less current portion	(2,554)	(2,528)
Long-term debt, net of debt discount and current portion	$2,088	$198

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described above), are as follows (in thousands):

Twelve Months Ending June 30,
2021	$2,648
2022	2,004
2023	60
2024	24
2025	-
Thereafter	-
Total	$4,736

Note 8 – Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands). The interest rate swap is valued at zero because it matured during the second quarter of 2020.

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
June 30, 2020
Derivative Instrument
Interest rate swap liability	$-	$-	$-	$-

December 31, 2019
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of June 30, 2020, and December 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2020.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the six months ended June 30, 2020 and 2019, the Company's tax benefit of $1.8 million and tax provision of $0.3 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

As of June 30, 2020, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending June 30,	Operating Leases	Financing Leases
2021	$955	$167
2022	933	130
2023	644	-
2024	613	-
2025	358	-
Thereafter	359	-
	3,862	297
Impact of discounting	(421)	(64)
Discounted value of lease obligations	$3,441	$233

The following table summarizes the components of our gross operating lease costs incurred during the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense:
Current lease cost	$288	$175	$579	$367
Long-term lease cost	23	197	43	322
Total operating lease cost	$311	$372	$622	$689

Finance lease expense:
Amortization of right-of-use assets	$37	$68	$95	$68
Interest on lease liabilities	5	9	12	9
Total lease cost	$42	$77	$107	$77

Our weighted-average lease term and discount rate used during the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
Operating
Weighted-average lease term (years)	4.46	4.96
Weighted-average discount rate	6.08%	6.08%
Financing
Weighted-average lease term (years)	1.78	2.66
Weighted-average discount rate	6.10%	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $179,000 and $68,000 as of June 30, 2020 and December 31, 2019, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to June 30, 2020 and December 31, 2019, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2020, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through June 30, 2020, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of June 30, 2020, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Litigation

Enservco and Heat Waves were defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleged that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- U.S. Patent No. 8,171,993 (the "'993 Patent") and U.S. Patent No. 8,739,875 (the "'875 Patent"). In March of 2019, the parties moved to dismiss the Colorado Case. On March 15, 2019, the Colorado Case was dismissed in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the '993 and '875 Patents, but were not asserted in he Colorado Case. However, on March 31, 2015, the U.S. District Court for the District of North Dakota (Civil Action No. 4:13-cv-00010) ruled, in a case not involving Enservco or Heat waves, that the '993 Patent was invalid. On January 14, 2016, the court ruled that the ‘993 Patent was also unenforceable due to inequitable conduct by HOTF and the inventor. HOTF appealed, and on May 4, 2018, the United States Court of Appeals for the Federal Circuit (Case No. 16-1894) upheld the lower court's ruling of unenforceability. In light of the foregoing, Management believes that the inequitable conduct related to the '993 Patent could serve as a basis for asserting unenforceability of the two additional patents.

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of June 30, 2020, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 625,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrants had a grant-date fair value $0.16 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

A summary of warrant activity for the six months ended June 30, 2020 is as follows (amounts in thousands):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2019	655,000	$0.22	4.7	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at June 30, 2020	655,000	$0.22	4.2	$-

Exercisable at June 30, 2020	655,000	$0.22	4.2	$-

Stock Issued for Services

During the three and six  months ended June 30, 2020, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Board Approval of Reverse Stock Spilt

On June 26, 2020, upon approval from shareholders at the Company's annual meeting of the stockholders, the Company is authorized to a reverse stock split of the Company's shares of common stock issued and outstanding, or reserved for issuance, at an exchange ratio of not greater than 25-to-1 and not less than 10-to-1. Both the timing, if any, and the exchange ratio, are to be determined at the sole discretion of the Company's Board of Directors. As of the date of this report, the Board of Directors has not declared a reverse stock split.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2020, there were options to purchase 135,166 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of June 30, 2020, there were options to purchase 1,372,333 shares and we had granted restricted stock shares of 429,998 that remained outstanding under the 2016 Plan

We have not granted any stock options during the three and six months ended June 30, 2020 or the three and six months ended June 30, 2019.

During the six months ended June 30, 2020 and 2019, no options were granted or exercised.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	1,945,333	$0.55	1.95	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(437,834)	1.38	-	-
Outstanding at June 30, 2020	1,507,499	$0.31	1.81	$-

Vested or Expected to Vest at June 30, 2020	1,507,499	$0.31	1.81	$-
Exercisable at June 30, 2020	1,507,499	$0.31	1.81	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2020, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2020.

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation costs for stock options of approximately $1,000 and $3,000, respectively, in sales, general, and administrative expenses. During the three and six months ended June 30, 2019, the Company recognized stock-based compensation costs for stock options of approximately $29,000 and $71,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2019	53,001	$0.22
Granted	-	0.22
Vested	(26,334)	0.22
Forfeited	(26,667)	1.92
Non-vested at June 30, 2020	-	$-

As of June 30, 2020, there was no remaining unrecognized compensation costs related to non-vested shares under the Company’s stock option plans.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2019	2,006,333	$0.55
Granted	150,000	0.17
Vested	(1,002,501)	0.40
Forfeited	(723,834)	0.68
Restricted shares at June 30, 2020	429,998	$0.45

During the three and six months ended June 30, 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $322,000 and $358,000 in sales, general, and administrative expenses, of which $301,000 for both the three and six months ended June 30, 2020 was related to severance compensation in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. In addition, of the 1,002,501 shares that vested during the first six months of 2020, 895,000 shares were related to the former CEO's separation agreement, as were 100,000 of the 150,000 shares that were granted during the same period. During the three and six months ended June 30, 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $48,000 and $97,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	1,553,041	2,229,378	1,662,594	2,332,836
Warrants	655,000	30,000	655,000	30,000
Weighted average	2,208,041	2,259,378	2,317,594	2,362,836

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion Services	Unallocated & Other	Total
Three Months Ended June 30, 2020:
Revenues	$1,383	$758	$-	$2,141
Cost of Revenue	1,814	1,516	-	3,330
Segment Loss	$(431)	$(758)	$-	$(1,189)

Depreciation and Amortization	$647	$567	$96	$1,310

Capital Expenditures (Excluding Acquisitions)	$76	$66	$-	$142

Identifiable assets (1)	$13,228	$15,085	$1,135	$29,448

Three Months Ended June 30, 2019:
Revenues	$3,835	$2,505	$-	$6,340
Cost of Revenue	3,343	3,099	-	$6,442
Segment Profit (Loss)	$492	$(594)	$-	$(102)

Depreciation and Amortization	$640	$741	$61	$1,442

Capital Expenditures (Excluding Acquisitions)	$90	$77	$2	$169

Identifiable assets(1)	$22,178	$19,153	1,388	$42,719

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Production Services	Completion Services	Unallocated & Other	Total
Six Months Ended June 30, 2020:
Revenues	$4,585	$6,942	$-	$11,527
Cost of Revenue	5,308	6,487	-	11,795
Segment (Loss) Profit	$(723)	$455	$-	$(268)

Depreciation and Amortization	$1,317	$1,214	$175	$2,706

Capital Expenditures (Excluding Acquisitions)	$159	$147	$-	$306

Six Months Ended June 30, 2019:
Revenues	$7,951	$23,201	$-	$31,152
Cost of Revenue	6,689	15,119	-	$21,808
Segment Profit	$1,262	$8,082	$-	$9,344

Depreciation and Amortization	$1,483	$1,276	$83	$2,842

Capital Expenditures (Excluding Acquisitions)	$118	$136	$38	$292

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2020	2019

Segment profit	$(1,189)	$(102)
Sales, general, and administrative expenses	(1,247)	(1,458)
Patent litigation and defense costs	-	(1)
Severance and Transition Costs	(139)	-
(Loss) gain on disposals of equipment	(23)	4
Impairment	-	-
Depreciation and amortization	(1,310)	(1,442)
(Loss) income from Operations	$(3,908)	$(2,999)

	Six Months Ended June 30,
	2020	2019

Segment profit	$(268)	$9,344
Sales, general, and administrative expenses	(3,009)	(3,060)
Patent litigation and defense costs	-	(10)
Severance and Transition Costs	(139)	-
(Loss) gain on disposals of equipment	(38)	4
Impairment	-	(127)
Depreciation and amortization	(2,706)	(2,842)
(Loss) income from Operations	$(6,160)	$3,309

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$348	$1,782
Central USA Region (2)	943	1,861
Eastern USA Region (3)	92	192
Total Production Services	1,383	3,835

Completion Services:
Rocky Mountain Region (1)	711	2,332
Central USA Region (2)	(2)	74
Eastern USA Region (3)	49	99
Total Completion Services	758	2,505
Total Revenues	$2,141	$6,340

	Six Months Ended June 30,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$1,541	$3,845
Central USA Region (2)	2,816	3,627
Eastern USA Region (3)	228	479
Total Production Services	4,585	7,951

Completion Services:
Rocky Mountain Region (1)	5,717	17,144
Central USA Region (2)	107	2,844
Eastern USA Region (3)	1,118	3,213
Total Completion Services	6,942	23,201
Total Revenues	$11,527	$31,152

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Note 14- Subsequent Events

Extension for Maturity of Credit Facility

On August 10, 2020, we received a 45-day extension on the maturity of the Credit Facility from East West Bank. The outstanding principal and all accrued interest were to be due on the original maturity date of the Credit Facility, or August 10, 2020. Upon the execution of the extension, all remaining principal and accrued interest outstanding on the Credit Facility is now due on September 24, 2020.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2020 and 2019, and our financial condition, liquidity and capital resources as of June 30, 2020, and December 31, 2019. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our lender under our existing Loan and Security Agreement (the “2017 Credit Agreement”) has declared us to be in violation of certain covenants under the 2017 Credit Agreement and therefore in default, and has reserved all its rights and remedies under that agreement including the right to accelerate and declare our loans due (presently $32 million) and payable and to foreclose on substantially all of our property and assets;
●	our inability to achieve the compromise or restructuring of our 2017 Credit Agreement;
●	substantial doubt exists about our ability to continue as a going concern;
●	our ability to regain compliance with New York Stock Exchange American listing requirements or face delisting from that exchange;
●	adverse developments in the global economy and pandemic risks related to the COVID-19 virus and the resulting diminished demand for oil and natural gas;
●	recent significant decreases in the prices for crude oil and natural gas which has resulted in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn resulted in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues, results of operations and financial condition;
●	fierce competition for the services we provide in our areas of operations, which has increased significantly due to the recent decrease in prices for oil and natural gas;
●	our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
●	the impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	the geographical diversity of our operations which, while it could diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;
●	our history of losses and working capital deficits which were significant;
●	weather and environmental conditions, including abnormal warm winters in our areas of operations that adversely impact demand for our services;
●	our ability to retain key members of our senior management and key technical employees;
●	the impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	risks relating to any unforeseen liabilities;
●	federal and state initiatives relating to the regulation of hydraulic fracturing;
●	sales or issuances of our common stock and the price and volume volatility of our common stock;
●	the significant financial constraints imposed as a result of our indebtedness, including the fact that we have no borrowing availability on our Credit Facility and there are restrictions imposed on us under the terms of the Credit Agreement and our need to generate sufficient cash flows to repay our debt obligations;
●	the volatility of domestic and international oil and natural gas prices and the resulting impact on production and drilling activity, and the effect that lower prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and financial performance;
●	changes in tax laws; and
●	the risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto.

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

GOING CONCERN

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.2 million for the six months ended June 30, 2020. As of the balance sheet date of this report we had total current liabilities of $37.6 million, which exceeded our total current assets of $3.2 million by $34.4 million. We are in breach of two of our covenants as well as failed to pay an over advance that has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.4 million being classified in current liabilities. On August 10, 2020, we received a 45-day extension on the maturity of the Credit Facility, and the total $32.0 million outstanding thereunder is due September 24, 2020. The Company has been in ongoing discussions and negotiations with other lenders, and we are currently negotiating a prospective refinancing of this debt. We cannot assure that we will be successful in any debt refinancing. Additionally, on July 24, 2020, the Company filed a Shelf Registration with the intent of seeking to raise further capital in the near term, which, if capital is raised thereunder, could aid in both the Company's cash position and in a possible refinancing of the Credit Facility. We have very limited liquidity and expect negative cash flow from operations in the near term.

We are currently negotiating with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in early 2020, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. As a result of these developments, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. The situation changes rapidly and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

In addition, certain producing countries within the Organization of Petroleum Exporting Countries and their allies (" OPEC+") group have attempted to increase market share through pricing activity that has had limited impact on the severe decline in domestic oil prices that occurred during the first quarter of 2020, and drilling and operating activity within our markets has remained depressed. Subsequent to the end of the quarter, OPEC+ countries have reportedly agreed to cooperate in limited and short-term production cuts, the impact of which is uncertain at this time.

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

OVERVIEW

The Company, through its subsidiary, Heat Waves Hot Oil Service, LLC ("Heat Waves"), provides a range of oil field services to the domestic onshore oil and gas industry through two segments: 1) Production services, which include hot oiling and acidizing, and 2) Completion services, which includes frac water heating. The Company owns and operates a fleet of approximately 327 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the six months ended June 30, 2020, decreased approximately $19.6 million, or 63%, from the comparable period last year due to weakness in domestic oil and gas activity levels driven by lower commodity prices, related pricing pressures, above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio, and the more recent and broader impact of the OPEC+ supply cuts and the COVID-19 pandemic which began in March 2020.

Segment profits for the six-month period ended June 30, 2020, decreased by approximately $9.5 million, or 286%, due to the reasons noted above.  Sales, general & administrative expense, excluding severance and transition costs, decreased by approximately $51,000, or 2%, year over year, but include the impact of approximately $301,000 of severance compensation due to the acceleration of vesting and additional restricted stock awards in connection with a separation agreement with the Company's former CEO during the second quarter of 2020.

Net loss for the six months ended June 30, 2020, was approximately $7.2 million or $0.13 per share, compared to a net income of approximately $1.1 million, or $0.02 per share, in the same period last year due to the factors noted above, as well as a gain on settlement of approximately $1.2 million related to a settlement agreement with the sellers of Adler during the second quarter of 2019.

Adjusted EBITDA for the six months ended June 30, 2020, was a loss of approximately $2.6 compared to earnings of approximately $6.5 million for the same period last year due to the factors noted above. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the six months ended June 30, 2020, WTI crude oil price averaged approximately $37 per barrel, versus an average of approximately $57 per barrel in the comparable period last year. The North American rig count declined to 265 rigs in operation as of June 30, 2020, compared to 967 at the same time a year ago.  Despite the lower oil price environment and reduced rig count, we have grown our number of customers and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

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

The following tables set forth revenue from operations and segment profits for our business segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Production Services	$1,383	$3,835	$4,585	$7,951
Completion Services	758	2,505	6,942	23,201
Total Revenues	$2,141	$6,340	$11,527	$31,152

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SEGMENT PROFIT (LOSS):
Production services	$(431)	$492	$(723)	$1,262
Completion services	(758)	(594)	455	8,082
Total Segment (Loss) Profit	$(1,189)	$(102)	$(268)	$9,344

Production Services

Production Services, which accounted for 65% of total revenue for the three months ended June 30, 2020, decreased approximately $2.4 million, or 64%, to $1.4 million compared to $3.8 million for the same quarter last year due to decreased activity levels related to the lower commodity prices. This segment, which accounted for 40% of total revenue for the six months ended June 30, 2020, decreased approximately $3.4 million, or 42%, to $4.6 million compared to $8.0 million for the same period last year due to a decrease in hot oil and acidizing activity stemming from the industry downturn.

Hot oil revenue for the three months ended June 30, 2020, decreased approximately $1.8 million, or 57%, compared to the three months ended June 30, 2019, from approximately $3.2 million to approximately $1.4 million. Hot oil revenue for the six months ended June 30, 2020, decreased approximately $2.5 million, or 37%, to $4.3 million compared to $6.8 million for the same period last year. These year-over-year declines were primarily driven by reduced activity due to an industry wide downturn.

Acidizing revenues for the three months ended June, 2020, decreased by approximately $648,000, or 95%, to approximately $31,000 from approximately $679,000. Acidizing revenues for the six months ended June 30, 2020, decreased by approximately $847,000, or 74%, to $301,000 compared to $1.1 million for the same period last year. These year-over-year declines were primarily driven by the reasons noted above.

Segment loss for our Production Services increased by $923,000, or 188%, to a loss of $431,000 for the three months ended June 30, 2020, compared to profit of $492,000 in the same quarter last year. Segment loss for Production Services increased by $2.0 million, or 157%, to a loss of $723,000 for the six months ended June 30, 2020, compared to profit of $1.3 million. The losses were primarily the result of industry conditions discussed above.

Completion Services

Completion Services, which accounted for 35% of total revenue for the three months ended June 30, 2020, decreased approximately $1.7 million, or 70%, to $758,000 compared to $2.5 million for the same quarter last year due to the aforementioned related downturn in the industry. This segment, which accounted for 60% of total revenue for the six months ended June 30, 2020, decreased approximately $16.3 million, or 70%, to $6.9 million compared to $23.2 million for the same period last year due to the downturn in the industry, as well as above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio in the first quarter of 2020.

The segment loss for Completion Services for the three months ended June 30, 2020, was approximately $758,000 compared to segment loss of approximately $594,000 during the three months ended June 30, 2019. The segment profit for Completion Services for the six months ended June 30, 2020, was approximately $455,000 compared to segment profit of approximately $8.1 million during the six months ended June 30, 2019. These decreased segment profits are related to the reasons discussed above.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended June 30,
	2020	2019	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$348	$1,782	$1,541	$3,845
Central USA Region (2)	943	1,861	2,816	3,626
Eastern USA Region (3)	92	192	228	480
Total Production Services	1,383	3,835	4,585	7,951

Completion Services:
Rocky Mountain Region(1)	711	2,332	5,717	17,143
Central USA Region(2)	(2)	74	108	2,845
Eastern USA Region(3)	49	99	1,117	3,213
Total Completion Services	758	2,505	6,942	23,201
Total Revenues	$2,141	$6,340	$11,527	$31,152

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenue in the Rocky Mountain Region for the three months ended June 30, 2020, decreased approximately $1.4 million, or 80%, primarily due to less acidizing and hot oiling activity in the D-J and Bakken Basins. Production Services segment revenue in the Rocky Mountain Region for the six months ended June 30, 2020, decreased by approximately $2.3 million, or 60%, primarily due to a decrease in acidizing activity in the D-J Basin and a decrease in hot oiling activity in the Bakken Basin.

Production Services segment revenue in the Central USA region for the three months ended June 30, 2020, decreased by approximately $918,000, or 49%, due to a decrease in hot oiling activity in the Eagle Ford Shale. Production Services segment revenue in the Central USA region for the six months ended June 30, 2020, decreased by approximately $810,000, or 22%, primarily due to less acidizing and hot oiling activity in the Eagle Ford Shale.

Production Services segment revenue in the Eastern USA region for the three months ended June 30, 2020, decreased approximately $100,000, or 52%, resulting from less hot oiling in the Marcellus and Utica Basins. Production Services segment revenue in the Eastern USA region for the six months ended June 30, 2020, decreased approximately $252,000, or 53%, resulting from decreased hot oiling activity in the Marcellus and Utica Basins.

Completion Services segment revenue for both the three and six months ended June 30, 2020, decreased in all our regions due to a decline in frac heating activity throughout the first six months of 2020, in addition to above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio during the first quarter of 2020.

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

As an indication of this quarter-to-quarter seasonality, the Company generated approximately 76% of its 2019 revenues during the first and fourth quarters compared to 24% of 2019 revenues during the second and third quarters of 2019. In an effort to grow our year-round hot oiling revenues, in 2019 we introduced a commission program to attract and retain experienced hot oil operators, as these operators are able to retain customers in some cases regardless of which company the operator works for.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, decreased by approximately $3.1 million or 48% during the second quarter of 2020 compared to the same period in 2019, primarily due to the severe reduction in revenue, discussed above. During the six months ended June 30, 2020, direct operating expenses decreased by approximately $10.0 million, or 46% compared to the same period on 2019, resulting primarily from the decrease in revenue discussed above as well as efficiencies gained from consolidation of Adler operations.

Sales, General, and Administrative Expenses:

During the three months ended June 30, 2020, sales, general, and administrative expenses decreased approximately $211,000, or 14%, to $1.2 million compared to the same period in 2019 primarily due to a decrease in administrative personnel costs and general office expenses, partially offset by stock compensation expense related to the acceleration of vesting and additional restricted stock awards in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. During the six months ended June 30, 2020, sales, general, and administrative expenses decreased approximately $51,000, or 2%, to $3.0 million compared to the same period in 2019 primarily due to the same reasons noted above, as well as a year-over-year increase in professional fees related to our efforts in connection with seeking to restructure our debt.

Severance and Transition Costs:

Severance and transition costs increased from $0 to $139,000 for both the three months and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to severance compensation recorded in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. As discussed above, the Company also recorded $301,000 in stock compensation expense during the second quarter of 2020 in connection with the separation agreement, which is included in sales, general and administrative expenses.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2020 decreased approximately $132,000, or 9%, to $1.3 million compared to the same period in 2019.  Depreciation and amortization expense for the six months ended June 30, 2020 decreased approximately $136,000, or 5%, to $2.7 million compared to the same period in 2019. These decreases are due primarily to disposals of assets recorded during the second quarter of 2020.

(Loss) Income from Operations:

For the three months ended June 30, 2020, the Company recognized a loss from operations of $3.9 million compared to a loss from operations of $3.0 million for the comparable period in 2019, an increased loss of $0.9 million, or 30%. For the six months ended June 30, 2020, the Company recognized a loss from operations of $6.2 million compared to income from operations of $3.3 million for the comparable period in 2019, a decrease of $9.5 million, or 286%. The losses generated by the Company were primarily due to the decrease in segment profits described above.

Interest Expense:

For the three months ended June 30, 2020, interest expense decreased approximately $109,000, or 17%, compared to the same period in 2019. For the six months ended June 30, 2020, interest expense decreased approximately $352,000, or 23%, compared to the same period in 2019. The decreases were primarily due to the decrease of our average borrowings.

Discontinued Operations:

Results for the three months and six months ended June 30, 2020 include income from discontinued operations of $31,000 and $67,000, respectively. Results for the three months and six months ended June 30, 2019 include losses from discontinued operations of $724,000 and $1.8 million, respectively. For more information regarding discontinued operations, see Note 6 to our financial statements included in “Item 1. Financial Statements” of this report.

Other Income:

Other income for the three months ended June 30, 2020 was approximately $76,000, compared to other income of approximately $1.2 million for the three months ended June 30, 2019. Other income for the six months ended June 30, 2020 was approximately $96,000, compared to other income of approximately $1.1 million for the six months ended June 30, 2019. The lower other income in both the three and six months ended June 30, 2020, was primarily due to a gain on settlement of approximately $1.2 million related to a settlement agreement with the sellers of Adler during the second quarter of 2019.

Income Taxes:

As of June 30, 2020, the Company had recorded a full valuation allowance on a net deferred tax asset of approximately $6.7 million. During the six months ended June 30, 2020 and 2019, the Company's tax benefit of $1.8 million and tax provision of $0.3 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate was 0% for the six months ended June 30, 2020 and 2019, respectively. The effective tax expense for the six months ended June 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA*
Net (loss) income	$(4,357)	$(3,209)	$(7,194)	$1,094
Add back (deduct)
Interest expense	547	656	1,189	1,540
Provision for income tax expense	9	32	9	32
Depreciation and amortization (including discontinued operations)	1,317	1,736	2,719	3,419
EBITDA*	(2,484)	(785)	(3,277)	6,085
Add back
Stock-based compensation	322	77	361	168
Severance and transition costs	139	-	139	-
Patent litigation and defense costs	-	1	-	10
(Gain) loss on disposal of equipment (including discontinued operations)	(15)	12	(54)	12
Impairment loss	-	-	-	127
One-time software expense	-	25	-	25
Other (income) expense (including discontinued operations)	(27)	(1,208)	252	(1,144)
EBITDA related to discontinued operations	1	418	11	1,192
Adjusted EBITDA*	$(2,064)	$(1,460)	$(2,568)	$6,475

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2020 decreased by approximately $604,000, or 41%, as compared to the same period in 2019. Adjusted EBITDA for the six months ended June 30, 2020 decreased by approximately $9.0 million, or 140%, as compared to the same period in 2019. These decreases were due primarily to the decline in segment profits discussed above and the higher EBITDA related to discontinued operations during the three and six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $32.0 million, which matures on August 10, 2020, with a weighted average interest rates of 3.93% per year for $30.5 million of outstanding LIBOR Rate borrowings and 3.93% per year for the approximately $1.5 million of outstanding Prime Rate borrowings.

The following table summarizes our statements of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(882)	$5,854
Net cash provided by investing activities	1,004	439
Net cash used in financing activities	(356)	(6,044)
Net decrease in Cash and Cash Equivalents	(234)	249

Cash and Cash Equivalents, Beginning of Period	663	257

Cash and Cash Equivalents, End of Period	$429	$506

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Current Assets	$3,199	$8,731
Total Assets	$32,969	$42,976
Current Liabilities	$37,623	$42,119
Total Liabilities	$42,473	$45,652
Working Capital (Current Assets net of Current Liabilities)	$(34,424)	$(33,388)
Stockholders’ Equity	$(9,504)	$(2,676)

 Overview:

We do not currently generate adequate revenue to satisfy our current operations and expect we will need substantial additional capital to maintain operations for at least the remainder of 2020 absent a significant increase in demand for our services, which we do not expect. We cannot assure that we will be successful in raising additional debt or equity capital, if at all. We incurred significant net operating losses during the years ended December 31, 2019, and 2018, which have continued into the six months ended June 30, 2020 which raise substantial doubt about our ability to continue as a going concern. We are also in breach of two of our covenants under the 2017 Credit Agreement resulting in our borrowings thereunder of $34.4 million being classified as current liability, as well as failure to pay an over-advance that occurred on October 10, 2019 and has continued through the date of this report. Accordingly, our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are also currently negotiating and working with East West Bank in an effort to obtain a waiver for our breaches of the 2017 Credit Agreement. The  maturity of the $32.0 million due thereunder was extended August 10, 2020, and all remaining outstanding principal and interest is due September 24, 2020. The Company has been in ongoing discussions and negotiations with other lenders, and we are currently negotiating a prospective refinancing of this debt. We cannot assure that we will be successful in any debt refinancing. Additionally, on July 24, 2020, the Company filed a Shelf Registration with the intent of seeking to raise further capital in the near term, which, if capital is raised thereunder, could aid in both the Company's cash position and in a possible refinancing of the Credit Facility.

Our ability to continue as a going concern is dependent on our renegotiation of the 2017 Credit Agreement and our ability to further reduce costs and raise further capital, of which there can be no assurance. Further, there can be no assurance that we will successfully obtain a waiver from the East West Bank or maintain or increase our cash flows from operations. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

The Default Notice received from East West Bank served as a triggering event for an event of default on our subordinated debt. As such, we have reclassified our subordinated debt to current liabilities. As of the date of this report, the lender of the subordinated debt has neither provided notice of default nor waived its rights and remedies resulting from the events of default and it reserves all other available rights and remedies under the Amended and Restated Subordinated Loan Agreement with Cross Rivers, L.P., a related party, certain other related documents, and applicable law.

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At June 30, 2020, we did not have any availability under the New Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

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

During the second quarter of 2020, the swap instrument matured and thus is recorded at $0 compared to a liability of $23,000 as of December 31, 2019.

Liquidity:

As of June 30, 2020, our available liquidity was $429,000, which represented our cash balance and we did not have any availability on the 2017 Credit Facility (subject to a covenant requirement that we maintain $1.5 million of available liquidity in periods where our fixed charge coverage ratio is less than 1.2:1). We utilize the 2017 Credit Facility to fund working capital requirements and investments, and during the six months ended June 30, 2020, we had net payments on our various lines of credit of approximately $2.0 million.

Working Capital:

As of June 30, 2020, we had a working capital deficit of approximately $34.4 million compared to $33.4 million as of December 31, 2019.

Deferred Tax Asset, net:

As of June 30, 2020, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the six months ended June 30, 2020, cash used in operating activities was approximately $882,000 compared to $5.9 million provided by operating activities during the comparable period in 2019. The decrease was attributable to the decrease in net income and the decrease in cash flows related to the decrease in accounts payable and accrued liabilities balances, partially offset by an increase in cash flows from the decrease in accounts receivables balances.

Cash flow from Investing Activities:

Cash provided by investing activities during the six months ended June 30, 2020 was approximately $1.0 million, compared to $439,000 during the comparable period in 2019. This increase is primarily due to proceeds received from the sale of equipment related to our discontinued operations, as well as proceeds from an insurance claim settlement paid during the second quarter of 2020.

Cash flow from Financing Activities:

Cash used in financing activities for the six months ended June 30, 2020 was $356,000 compared to $6.0 million for the comparable period in 2019. The change is primarily due to a note repayment of $3.7 million during the second quarter of 2019 and proceeds of $1.9 million relating to the Paycheck Protection Program loan during the second quarter of 2020.

Outlook:

We face a very difficult operating environment in 2020 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. Additionally, as indicated above, we are in default under out 2017 Credit Agreement and we will need additional debt or equity capital to continue operations through 2020. We cannot assure that we will raise such capital on terms acceptable to us, if at all. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially adversely affect our revenues and our ability to continue as a going concern. In the event we are able to continue as a going concern, our long-term goals include driving increased fleet utilization, optimizing fleet deployment, driving further operating efficiencies through technology and proactive cost management, and de-levering our balance sheet.  Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined beginning in the fourth quarter of 2019 due to year-end capital budget exhaustion, decreases in drilling and completion activity and substantial price decreases for crude oil and natural gas that occurred during the first quarter of 2020. Those declines may be partially mitigated by demand for our Production Services, although such services were substantially lower in the first six months of 2020 compared to the same period in 2019. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to seek to expand our customer relationships while seeking an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of June 30, 2020 consist primarily the 2017 Credit Agreement which matures September 24, 2020. In addition, we also have scheduled principal payments under certain term loans and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.  As discussed above, our lender under the 2017 Credit Agreement has declared us to be in default on our $32.0 million of indebtedness due to it and has reserved all its rights and remedies under the agreement including the right to accelerate and declare our loans due and payable and to foreclose on the collateral pledged, in whole or in part. The Company has been in ongoing discussions and negotiations with other lenders, and we are currently negotiating a prospective refinancing of this debt. We cannot assure that we will be successful in any debt refinancing.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.2 million for the six months ended June 30, 2020. As of the balance sheet date of this report we had total current liabilities of $37.6 million, which exceeded our total current assets of $3.2 million by $34.4 million. We are in breach of two of our covenants and have failed to repay overadvance that occurred in October 10, 2019 and has continued through the date of this report related to the 2017 Credit Agreement (as discussed in Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements), resulting in our borrowings payable of $34.4 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the renegotiation of the 2017 Credit Agreement and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We are currently negotiating with East West Bank, however, given our current financial situation, we may be forced to accept onerous terms on these transactions. As of the date of this report East West Bank has not waived our breaches of the 2017 Credit Agreement.

There have been no other changes in our critical accounting policies since December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

PART II

ITEM 1.     LEGAL PROCEEDINGS

Enservco and Heat Waves were defendants in a civil lawsuit in federal court in Colorado, Civil Action No. 1:15-cv-00983-RBJ (“Colorado Case”), that alleged that Enservco and Heat Waves, in offering and selling frac water heating services, infringed and induced others to infringe two patents owned by Heat-On-The-Fly, LLC (“HOTF”)- U.S. Patent No. 8,171,993 (the "'993 Patent") and U.S. Patent No. 8,739,875 (the "'875 Patent"). In March of 2019, the parties moved to dismiss the Colorado Case. On March 15, 2019, the Colorado Case was dismissed in its entirety without any finding of wrongdoing by Enservco or Heat Waves.

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the '993 and '875 Patents, but were not asserted in he Colorado Case. However, on March 31, 2015, the U.S. District Court for the District of North Dakota (Civil Action No. 4:13-cv-00010) ruled, in a case not involving Enservco or Heat waves, that the '993 Patent was invalid. On January 14, 2016, the court ruled that the ‘993 Patent was also unenforceable due to inequitable conduct by HOTF and the inventor. HOTF appealed, and on May 4, 2018, the United States Court of Appeals for the Federal Circuit (Case No. 16-1894) upheld the lower court's ruling of unenforceability. In light of the foregoing, Management believes that the inequitable conduct related to the '993 Patent could serve as a basis for asserting unenforceability of the two additional patents.

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

We depend, to a large extent, on the services of certain of our executive officers. The loss of the services of Rich Murphy or Marjorie Hargrave could disrupt our operations. Although we have entered into an employment agreement with Ms. Hargrave that contains, among other things, non-compete and confidentiality provisions, we may not be able to enforce the non-compete and/or confidentiality provisions in the employment agreement.

Our common stock may be delisted by the New York Stock Exchange American LLC.

We are continuing to seek to regain compliance with certain New York Stock Exchange American LLC (“NYSE American”) listing requirements. In November, 2019 we received notifications from the NYSE American that we were not in compliance with the minimum stock price continued listing standards and we were not in compliance with the minimum stockholders’ equity standards. Shortly thereafter, we provided the NYSE with a plan of compliance that contemplates a combination of the debt and additional equity capital proposed to be sought by us in order to achieve the stockholders’ equity requirement, and we have received the necessary stockholder approval to effect a reverse stock split of our common stock at an exchange ratio of not less than 1-for-10 (1:10) and not greater than 1-for-25 (1:25), in seeking to meet the minimum stock price standard.

We have updated our compliance plans with the NYSE American on an ongoing basis, and our common stock continues to be listed while we seek to regain compliance with the stockholders’ equity and stock price requirements. It is not certain how long it will take for us to meet the foregoing requirements and the NYSE American could determine to delist our common stock in the meantime.

If our common stock is delisted, we would be forced to list our common stock on the OTC Markets or some other quotation medium, depending on our ability to meet their specific requirements. In that case, we may lose the interest and support of some or all of our institutional investors and further, selling our common stock on the OTC Markets would be more difficult because smaller quantities of shares would likely be bought and sold. These factors could also result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Finally, because of additional regulatory burdens imposed upon broker-dealers with respect to lower price over the counter companies, delisting could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Fourth Amendment to Loan and Security Agreement.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rich Murphy, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rich Murphy, Chief Executive Officer, and Marjorie Hargrave, Chief Financial Officer). Filed herewith.

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

ENSERVCO CORPORATION

Date: August 14, 2020	/s/ Rich Murphy
Rich Murphy, Principal Executive Officer and Chief Executive Officer

Date: August 14, 2020	/s/ Marjorie Hargrave
Marjorie Hargrave, Principal Financial Officer and Chief Financial Officer