Form 10-Q
period 2020-09-30
Enservco Corp
filed 2020-11-12
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 9, 2020
Common stock, $.005 par value	77,137,597

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$663
Accounts receivable, net	1,012	6,424
Prepaid expenses and other current assets	1,609	1,016
Inventories	310	398
Income tax receivable, current	57	43
Current assets of discontinued operations	-	187
Total current assets	2,988	8,731

Property and equipment, net	22,590	26,620
Goodwill	546	546
Intangible assets, net	672	828
Income taxes receivable, non-current	-	14
Right-of-use asset - financing, net	148	569
Right-of-use asset - operating, net	3,124	3,793
Other assets	349	445
Non-current assets of discontinued operations	809	1,430

TOTAL ASSETS	$31,226	$42,976

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,540	$4,470
Senior revolving credit facility, related party (including future interest payable of $950 and $0, respectively - see Note 2 and Note 7)	950	33,994
Subordinated debt, related party	-	2,381
Lease liability - financing, current	64	207
Lease liability - operating, current	836	848
Current portion of long-term debt	110	147
Current liabilities of discontinued operations	31	72
Total current liabilities	4,531	42,119

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $822 and $0, respectively - see Note 2 and Note 7)	17,931	-
Subordinated debt, related party	1,168	-
Long-term debt, less current portion	2,066	198
Lease liability - financing, less current portion	72	259
Lease liability - operating, less current portion	2,406	3,009
Other liability	33	33
Long-term liabilities of discontinued operations	15	34
Total long-term liabilities	23,691	3,533
Total liabilities	28,222	45,652

Commitments and Contingencies (Note 10)

Stockholders' Equity (Deficit)
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized, 70,088,783 and 55,642,829 shares issued, respectively; 103,600 shares of treasury stock; and 69,985,183 and 55,539,229 shares outstanding, respectively	352	278
Additional paid-in capital	26,461	22,066
Accumulated deficit	(23,809)	(25,020)
Total stockholders' equity (deficit)	3,004	(2,676)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,226	$42,976

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues
Production services	$1,363	$3,288	$5,948	$11,239
Completion services	401	510	7,343	23,711
Total revenues	1,764	3,798	13,291	34,950

Expenses
Production services	1,347	3,305	6,655	9,994
Completion services	1,126	1,710	7,613	16,829
Sales, general, and administrative expenses	1,049	1,712	4,058	4,772
Patent litigation and defense costs	-	-	-	10
Severance and transition costs	-	83	139	83
Loss (gain) on disposal of assets	21	-	59	(4)
Impairment loss	-	-	-	127
Depreciation and amortization	1,271	1,404	3,977	4,246
Total operating expenses	4,814	8,214	22.501	36.057

Loss from operations	(3,050)	(4,416)	(9,210)	(1,107)

Other income (expense)
Interest expense	(477)	(695)	(1,665)	(2,235)
Gain on restructuring of senior revolving credit facility (Note7)	11,916	-	11,916	-
Other income (expense)	29	(67)	125	1,070
Total other income (expense)	11,468	(762)	10,376	(1,165)

Income (loss) from continuing operations before tax expense	8,418	(5,178)	1,166	(2,272)
Income tax expense	(6)	-	(15)	(32)
Income (loss) from continuing operations	$8,412	$(5,178)	$1,151	$(2,304)

(Loss) income from discontinued operations (Note 6)	(7)	(226)	60	(2,006)
Net income (loss)	$8,405	$(5,404)	$1,211	$(4,310)

Earnings (loss) from continuing operations per common share - basic	$0.14	$(0.09)	$0.02	$(0.04)
Loss from discontinued operations per common share - basic	-	(0.01)	-	(0.04)
Net income (loss) per share - basic	$0.14	$(0.10)	$0.02	$(0.08)

Earnings (loss) from continuing operations per common share - diluted	$0.14	$(0.09)	$0.02	$(0.04)
Loss from discontinued operations per common share - diluted	-	(0.01)	-	(0.04)
Net income (loss) per share - diluted	$0.14	$(0.10)	$0.02	$(0.08)

Basic weighted average number of common shares outstanding	58,649	55,457	56,514	54,925
Diluted weighted average number of common shares outstanding	58,649	55,457	56,514	54,925

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2019	54,286	$271	$21,797	$(17,466)	$4,602
Opening balance adjustment	-	-	-	108	108
Stock-based compensation, net of issuance costs	-	-	92	-	92
Restricted share cancellation	(55)	-	-	-	-
Net income	-	-	-	4,303	4,303
Balance at March 31, 2019	54,231	271	21,889	(13,055)	9,105

Stock-based compensation, net of issuance costs	-	-	77	-	77
Restricted share issuance	1,123	6	(6)	-	-
Restricted share cancellation	(25)	-	-	-	-
Net loss	-	-	-	(3,209)	(3,209)
Balance at June 30, 2019	55,329	277	21,960	(16,264)	5,973

Opening balance adjustment	-	-	-	(10)	(10)
Stock-based compensation, net of issuance costs	-	-	53	-	53
Restricted share issuance	330	1	(2)	-	(1)
Restricted share cancellation	(160)	-	-	-	-
Net loss	-	-	-	(5,404)	(5,404)
Balance at September 30, 2019	55,499	$278	$22,011	$(21,678)	$611

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	55,539	$278	$22,066	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(30)	(3)	3	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	55,509	275	22,108	(27,857)	(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	100	(4)	4	-	-
Restricted share cancellation	(682)	(1)	1	-	-
Restricted shares vested	-	5	-	-	5
Net loss	-	-	-	(4,357)	(4,357)
Balance at June 30, 2020	54,927	275	22,435	(32,214)	(9,504)

Stock-based compensation, net of issuance costs	-	-	16	-	16
Restricted share cancellation	(42)	-	-	-	-
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion (Note 2)	6,054	31	1,484	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit debt restructuring (Note 2 and Note 7)	8,000	40	2,492	-	2,532
Shares issued in at-the-market offering, net of offering costs (Note 2)	1,046	6	34	-	40
Net income	-	-	-	8,405	8,405
Balance at September 30, 2020	69,985	$352	$26,461	$(23,809)	$3,004

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$1,211	$(4,310)
Net income (loss) from discontinued operations	60	(2,006)
Net income (loss) from continuing operations	1,151	(2,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,977	4,245
Loss (gain) on disposal of equipment	59	(4)
Gain on settlement (Note 4)	-	(1,252)
Impairment loss	-	127
Stock-based compensation	377	221
Amortization of debt issuance costs and discount	119	273
Gain on restructuring of senior revolving credit facility (Note7)	(11,916)	-
Lease termination expense	-	62
Provision for bad debt expense	362	171
Changes in operating assets and liabilities
Accounts receivable	5,048	7,213
Inventories	88	176
Prepaid expense and other current assets	(593)	281
Income taxes receivable	(14)	-
Amortization of operating lease assets	635	599
Other assets	363	239
Accounts payable and accrued liabilities	(1,469)	(342)
Operating lease liabilities	(615)	(546)
Other liabilities	-	104
Net cash (used in) provided by operating activities - continuing operations	(2,428)	9,263
Net cash provided by (used in) operating activities - discontinued operations	133	(775)
Net cash (used in) provided by operating activities	(2,295)	8,488

INVESTING ACTIVITIES
Purchases of property and equipment	(344)	(859)
Proceeds from insurance claims	294	27
Proceeds from disposals of property and equipment	341	219
Net cash provided by (used in) investing activities - continuing operations	291	(613)
Net cash provided by investing activities - discontinued operations	675	413
Net cash provided by (used in) investing activities	966	(200)

FINANCING ACTIVITIES
Gross proceeds from stock issuance	205	-
Stock issuance costs and registration fees	(165)	-
Net line of credit payments	(855)	(4,474)
Proceeds from PPP loan (Note 7)	1,940	-
Repayment of long-term debt	(109)	(92)
Payments of finance leases	(350)	(279)
Repayment of note	-	(3,700)
Other financing activities	-	(1)
Net cash provided by (used in) financing activities - continuing operations	666	(8,546)
Net cash provided by financing activities - discontinued operations	-	1
Net cash provided by (used in) financing activities	666	(8,545)

Net Decrease in Cash and Cash Equivalents	(663)	(257)

Cash and Cash Equivalents, beginning of period	663	257

Cash and Cash Equivalents, end of period	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$1,415	$1,794
Cash paid for taxes	2	32
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-cash reduction of debt in connection with restructuring of senior revolving credit facility	$16,000	$-
Non-cash issuance of common stock and warrants in connection with restructuring of senior revolving credit facility	2,532	-
Non-cash conversion of subordinated debt and accrued interest to common stock	1,515	-
Non-cash conversion of accrued interest to senior revolving credit facility	219	-
Non-cash proceeds from revolving credit facilities	-	125

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of September 30, 2020 and December 31, 2019 and the results of operations for the three and nine months ended September 30, 2020 and 2019.

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

Note 2 - Summary of Significant Accounting Policies

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019 and have recorded net income of $8.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. As of the balance sheet date of this report we had total current liabilities of $4.5 million, which exceeded our total current assets of $3.0 million by $1.5 million. On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provides for a three-year, $37.0 million senior secured revolving credit facility (the "Credit Facility"). On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment to Loan and Security Agreement and Waiver (the "Fifth Amendment") which, among other things, provided for a loan concession of $16.0 million in exchange for 8,000,000 shares of Company common stock and a warrant to purchase up to 15,000,000 additional shares of Company common stock in the future. On August 13, 2020, the Company exchanged 50%, or $1.25 million, of our subordinated debt with a related party, as well as $265,000 in accrued interest, for 6,054,022 of Company common stock.

The Fifth Amendment modifies certain covenants and cured our previous breaches of two covenants, as well as extending the maturity date for the repayment of the Credit Facility to October 15, 2021. Since the Fifth Amendment cured the covenant breaches under the 2017 Credit Agreement, we are now in compliance with both our Credit Facility and subordinated debt agreements with a related party, and maturities of these debts were reclassified from current to long-term during the third quarter (see Note 7 of the accompanying Notes to the Condensed Consolidated Financial Statements).

On September 28, 2020, the Company filed a prospectus supplement to finalize the S-3 (the "Shelf Registration") that was filed on July 24, 2020. On September 29, 2020, in connection with the Shelf Registration, the Company, through its sales agent Alliance Global Partners ("AGP"), released an at-the-market offering (the "Public Offering") which has been designed to raise capital by issuing approximately 15,000,000 securities into the trading market, over-time, at the then-market price of the securities at the time they are sold.

Our ability to continue as a going concern is dependent on our ability to paydown and/or refinance the 2017 Credit Agreement prior to its maturity on October 15, 2021, raising further capital and our ability to further reduce costs, of which there can be no assurance. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with significant effects beginning in February 2020, and continuing through the issuance of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties relating to the United States economy. Consequently, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. COVID-19 related quarantines and business restrictions had a depressing impact on United States oil demand, and hence our business, during the latter half of March through much of the second quarter. The situation continues to change rapidly and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

In addition, certain producing countries within the Organization of Petroleum Exporting Countries and their allies ("OPEC+") group attempted to increase market share through pricing activity that has had limited impact on the severe decline in domestic oil prices that occurred during the first quarter of 2020, and drilling and operating activity within our markets has remained depressed. There is no assurance that such efforts will not re-occur in the future.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. The Company maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of September 30, 2020, and December 31, 2019, the Company had an allowance for doubtful accounts of approximately $544,000 and $246,000, respectively, an increase directly related to some of our customers in the depressed oil market during that period. For the three and nine months ended September 30, 2020, the Company recorded approximately $64,000 and $362,000 to bad debt expense. For the three and nine months ended September 30, 2019, the Company recorded approximately $168,000 and $171,000 to bad debt expense.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any write-downs or write-offs of inventory.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets during the three months and nine months ended September 30, 2020.  During the three and nine months ended September 30, 2019, the Company recorded impairment charges of approximately $0 and $127,000 related to its saltwater disposal wells. The Company divested the last saltwater disposal well during the second quarter of 2020.

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

During the first nine months of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events during the three months ended March 31, 2020, which could indicate impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether goodwill and other intangible assets were impaired. The Company concluded that there were no further triggering events during the nine months ended September 30, 2020. Further, the Company determined that there was no impairment of its goodwill and other intangible assets during the three months and nine months ended September 30, 2020.

Revenue Recognition

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

As of September 30 of 2020 and 2019, there were outstanding stock options, warrants and unvested restricted stock awards to acquire an aggregate of 17,500,997 and 4,011,499 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of September 30, 2020, these outstanding stock options, warrants and unvested restricted stock awards had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2020, and the exercise price, multiplied by the number of in-the-money instruments).

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the Public Offering, that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the Public Offering. As the securities are being offered into the market over-time by AGP, the Company will continue to incur commissions and fees associated with the sales until all of the securities in the Public Offering are sold into the market. At September 30, 2020 and December 31, 2019, offering costs totaling approximately $165,000 and $0, respectively, have been charged to stockholders' equity (deficit).

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instrument is reflected as an asset or liability on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at September 30, 2020 or December 31, 2019, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in other liabilities as of December 31, 2019, and changes to the fair value are recorded to other income (expense). The swap agreement matured during the second quarter of 2020, the balance was adjusted to $0 and a $23,000 gain was recorded to other income.

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

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements relating to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and others.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the three and nine months ended September 30, 2020. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision, the valuation of warrant liability and the Company's interest rate swaps, undiscounted future cash flow projections and the valuation of deferred taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s consolidated statements of operations.

Related Parties

From time-to-time, the Company enters into other transactions and agreements with certain related parties for various professional services.

The restructuring of the Credit Facility through the Fifth Amendment, pursuant to which the Company issued 8,000,000 shares of common stock and one warrant to acquire up to 15,000,000 shares of common stock to East West Bank on September 23, 2020, resulted in East West Bank becoming a related party given that its beneficial ownership exceeds 5% of the Company's outstanding common stock. See Note 7 - Debt for additional information regarding the restructuring of the Credit Facility.

On August 13, 2020, the Company, upon receiving approval from the Company's Board of Directors, agreed to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 6,054,022 of Company common stock. The discount that the Company received was recorded to additional paid-in capital.

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

Note 3 - Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2020	2019

Trucks and vehicles	$58,070	$59,788
Other equipment	1,318	1,303
Buildings and improvements	3,176	3,184
Land	378	378
Total property and equipment	62,942	64,653
Accumulated depreciation	(40,352)	(38,033)
Property and equipment, net	$22,590	$26,620

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

Note 5 – Intangible Assets

The components of our intangible assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(395)	(239)
Net carrying value	$672	$828

The useful lives of our intangible assets are estimated to be five years. Amortization expense was approximately $54,000 and $156,000 for the three and nine months ended September 30, 2020. Amortization expense was approximately $51,000 and $154,000 for the three and nine months ended September 30, 2019.

The following table represents the amortization expense for the next five years for the twelve months ending September 30 (in thousands):

	2021	2022	2023	2024
Customer relationships	$125	$125	$125	$10
Patents and trademarks	93	93	93	8
Total intangible asset amortization expense	$218	$218	$218	$18

Note 6 – Discontinued Operations

Heat Waves Water Management

During December 2019, the Heat Waves Water Management business ceased operations. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate positive operating cash flow. In early 2020, the Company began disposing of the HWWM assets and plans on selling off the remaining HWWM assets during the fourth quarter of 2020. HWWM was previously reported in the Water Transfer Services segment, however, the Company redefined its segments during the year ended December 31, 2019, and Water Management Services is no longer a reporting segment.

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	September 30,	December 31,
	2020	2019
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$-	$175
Property and equipment, net	771	1,373
Prepaid expenses and other current assets	-	12
Right-of-use asset - financing, net	38	57
Total major classes of assets of the discontinued operations	$809	$1,617

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	6	47
Lease liabilities - financing (current and non-current portions)	40	59
Total liabilities included as part of discontinued operations	$46	$106

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three months ended
	September 30,
	2020	2019

Revenue	$-	$899
Cost of sales	-	(828)
Sales, general, and administrative expenses	-	(11)
Depreciation and amortization	(6)	(300)
Other income and expense items that are not major	(1)	-
Pretax loss of discontinued operations related to major classes of pretax profit	(7)	(240)
Gain on disposal of assets	-	14
Total loss on discontinued operations that is presented in the Statements of Operations	$(7)	$(226)

	Nine months ended
	September 30,
	2020	2019

Revenue	$-	3,194
Cost of sales	(11)	(4,298)
Sales, general, and administrative expenses	-	(29)
Depreciation and amortization	(19)	(877)
Other income and expense items that are not major	(2)	6
Pretax loss of discontinued operations related to major classes of pretax profit	(32)	(2,004)
Gain (loss) on disposal of assets	92	(2)
Total income (loss) on discontinued operations that is presented in the Statements of Operations	$60	$(2,006)

Note 7 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provides for a loan forgiveness of $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1,000,000 line of credit. There are no required principal payments until maturity on October 15, 2021, and interest is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants. Under the Fifth Amendment, the Fixed Charge Coverage Ratio has been waived.

As of September 30, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $17.3 million with a weighted average interest rates of 8.25% per year. As of September 30, 2020, our availability under the amended 2017 Credit Agreement was approximately $0.7 million. The Credit Facility balance of $18.9 million at September 30, 2020 includes $1.6 million of future interest payable due over the remaining term of the Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

Under the amended 2017 Credit Agreement, we are subject to the following financial covenants:

(1) Beginning on December 31, 2020, we are required to maintain liquidity of not less $1.5 million; and

(2) We are limited to a capital expenditures cap of $1.2 million for any fiscal year that the loan remains outstanding.

In connection with amending the 2017 Credit Agreement on September 23, 2020, the Company issued to East West Bank 8,000,000 shares of Company common stock, and a five-year warrant to purchase up to 15,000,000 additional shares of Company common stock at an exercise price of $0.25 per share. The 8,000,000 shares of Company common stock was valued at a price of $0.1385 per share, or a total value of $1.1 million. The 8,000,000 common shares issued to East West Bank cannot be sold or transferred March 23, 2021. The warrant for 15,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and were recorded in additional paid-in capital. The Company recorded a total gain on the debt restructuring of $11.9 million for both the three and nine months ended September 30, 2020, which is calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant. The per share effect of the gain on both basic and diluted earnings per common share was $0.20 and $0.21 for the three and nine months ended September 30, 2020, respectively.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis, which approximates the effective interest rate. The long-term portion of debt issuance costs of approximately $0 and $82,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for September 30, 2020, and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company amortized approximately $12,000 and $82,000, respectively, of these costs to interest expense. During the three and nine months ended September 30, 2019, the Company amortized approximately $35,000 and $104,000, respectively, of these costs to interest expense. As of September 30, 2020, these costs have been fully amortized.

Paycheck Protection Program

On April 10, 2020, the Company, entered into a promissory note (the “Note”) with East West Bank in the aggregate amount of $1,939,900, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020 and is administered by the United States Small Business Administration ("SBA").

The Note matures on April 10, 2022 and bears interest at a rate of 1.00% per annum, payable in full plus all accrued interest on April 10, 2022. The Note is carried at its full value in long-term debt, net of current portion. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds received under the Note may only be used for the Company’s payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Note proceeds for qualifying expenses. Under the terms of the PPP, amounts of the Note may be forgiven if they are used for qualifying expenses as described in the CARES Act. Any amount forgiven will be recorded in other income (expense).

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. East West Bank has sixty days from the receipt of the application to complete their review process, render a recommendation on the amount of loan forgiveness and then to send the application to the SBA for final approval. The Company does not expect to receive approval on the application of loan forgiveness from the SBA until the first or second quarter of 2021.

Notes Payable

Long-term debt (excluding borrowings under our Credit Facility described above) consists of the following (in thousands):

	September 30,	December 31,
	2020	2019

Paycheck Protection Loan. Interest at 1% with interest payments deferred until October 10, 2020. Matures April 10, 2022.	$1,940	$-

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	500	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	500	1,000

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022	250	500

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2028. Collateralized by land and property purchased with the loan.	180	218

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021	42	74

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	14	53
Total	3,426	2,845
Less debt discount	(82)	(119)
Less current portion	(110)	(2,528)
Long-term debt, net of debt discount and current portion	$3,234	$198

Aggregate maturities of debt, (excluding the 2017 Credit Agreement described above), are as follows (in thousands):

Twelve Months Ending September 30,
2021	$110
2022	3,247
2023	61
2024	8
2025	-
Thereafter	-
Total	$3,426

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
September 30, 2020
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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of September 30, 2020, and December 31, 2019, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2020.

Note 9 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the nine months ended September 30, 2020 and 2019, the Company's tax provisions of $15,000 and $32,000, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

As of September 30, 2020, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending September 30,	Operating Leases	Financing Leases
2021	$960	$100
2022	859	62
2023	637	14
2024	548	14
2025	352	3
Thereafter	269	-
	3,625	193
Impact of discounting	(383)	(57)
Discounted value of lease obligations	$3,242	$136

The following table summarizes the components of our gross operating lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense:
Current lease cost	$8	$321	$51	$642
Long-term lease cost	256	194	835	387
Total operating lease cost	$264	$515	$886	$1,029

Finance lease expense:
Amortization of right-of-use assets	$25	$76	$145	$144
Interest on lease liabilities	2	8	14	17
Total lease cost	$27	$84	$159	$161

Our weighted-average lease term and discount rate used during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended June 30,
	2020	2019
Operating
Weighted-average lease term (years)	4.26	4.85
Weighted-average discount rate	6.08%	6.08%
Financing
Weighted-average lease term (years)	2.26	2.41
Weighted-average discount rate	5.95%	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $119,000 and $68,000 as of September 30, 2020 and December 31, 2019, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to September 30, 2020 and December 31, 2019, respectively.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2020, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through September 30, 2020, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of September 30, 2020, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

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

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the '993 and '875 Patents, but were not asserted in the Colorado Case. However, on March 31, 2015, the U.S. District Court for the District of North Dakota (Civil Action No. 4:13-cv-00010) ruled, in a case not involving Enservco or Heat waves, that the '993 Patent was invalid. On January 14, 2016, the court ruled that the ‘993 Patent was also unenforceable due to inequitable conduct by HOTF and the inventor. HOTF appealed, and on May 4, 2018, the United States Court of Appeals for the Federal Circuit (Case No. 16-1894) upheld the lower court's ruling of unenforceability. In light of the foregoing, Management believes that the inequitable conduct related to the '993 Patent could serve as a basis for asserting unenforceability of the two additional patents.

Note 11– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 30,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $0.36 per share and vested over a one-year period, 15,000 on December 21, 2016 and 15,000 on June 21, 2017. As of September 30, 2020, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $0.70 per share.

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 625,000 shares of the Company's common stock at an exercise price of $0.20 per share. The warrants had a grant-date fair value $0.16 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

On September 23, 2020, in connection with the Fifth Amendment, the Company granted East West Bank one five-year warrant to buy an aggregate total of 15,000,000 shares of the Company's common stock at an exercise price of $0.25 per share. The warrants had a grant-date fair value $0.09 and were fully vested upon issuance and remain outstanding and are exercisable beginning one-year from the issuance date on September 23, 2021 and until September 23, 2025.

A summary of warrant activity for the nine months ended September 30, 2020 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Warrants	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2019	655,000	$0.22	4.7	$-
Issued	15,000,000	0.25	5.0	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Outstanding at September 30, 2020	15,655,000	$0.25	4.9	$-

Exercisable at September 30, 2020	655,000	$0.22	4.0	$-

Stock Issued for Services

During the three and nine months ended September 30, 2020, respectively, the Company did not issue any shares of common stock as compensation for services provided to the Company.

Board Approval of Reverse Stock Spilt

On June 26, 2020, upon approval from shareholders at the Company's annual meeting of the stockholders, the Company is authorized to a reverse stock split of the Company's shares of common stock issued and outstanding, or reserved for issuance, at an exchange ratio of not greater than 25-to-1 and not less than 10-to-1. Both the timing, if any, and the exchange ratio, are to be determined at the sole discretion of the Company's Board of Directors. On November 3, 2020, the Company's Board of Directors approved a reverse split at a ratio of 15-to-1. This reverse split is expected to be effective on November 20, 2020.

Note 12 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 5,719,069 shares based upon 38,127,129 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2020, there were options to purchase 116,166 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 8,000,000 shares plus authorized and unissued shares from the 2010 Plan totaling 2,391,711 for a total reserve of 10,391,711 shares. As of September 30, 2020, there were options to purchase 1,357,333 shares and we had granted restricted stock shares of 372,498 that remained outstanding under the 2016 Plan.

We have not granted any stock options during the three and nine months ended September 30, 2020 or the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, no options were granted or exercised.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	1,945,333	$0.55	1.95	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or Expired	(471,834)	1.31	-	-
Outstanding at September 30, 2020	1,473,499	$0.31	1.57	$-

Vested or Expected to Vest at September 30, 2020	1,473,499	$0.31	1.57	$-
Exercisable at September 30, 2020	1,473,499	$0.31	1.57	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2020, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2020.

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation costs for stock options of approximately $0 and $3,000, respectively, in sales, general, and administrative expenses. During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation costs for stock options of approximately $3,000 and $74,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Non-vested at December 31, 2019	53,001	$0.22
Granted	-	-
Vested	(26,334)	0.22
Forfeited	(26,667)	1.92
Non-vested at September 30, 2020	-	$-

As of September 30, 2020, there was no remaining unrecognized compensation costs related to non-vested shares under the Company’s stock option plans.

Restricted Stock

Restricted shares issued pursuant to restricted stock awards under the 2016 Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically, generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to income on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged over the life of the award.

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2019	2,006,333	$0.55
Granted	150,000	0.17
Vested	(1,043,334)	0.44
Forfeited	(740,501)	0.54
Restricted shares at September 30, 2020	372,498	$0.49

During the three and nine months ended September 30, 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $16,000 and $374,000 in sales, general, and administrative expenses, of which $0 and $301,000 for the three and nine months ended September 30, 2020, respectively, was related to severance compensation in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. In addition, of the 1,043,334 shares that vested during the first nine months of 2020, 895,000 shares were related to the former CEO's separation agreement, as were 100,000 of the 150,000 shares that were granted during the same period. During the three and nine months ended September 30, 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $50,000 and $147,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted shares vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,482,347	1,973,862	1,602,073	2,211,863
Restricted stock	406,058	2,083,389	1,043,034	1,317,686
Warrants	1,796,304	30,000	1,038,212	30,000
Weighted average	3,684,709	4,087,251	3,683,319	3,559,549

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion Services	Unallocated & Other	Total
Three Months Ended September 30, 2020:
Revenues	$1,363	$401	$-	$1,764
Cost of Revenue	1,347	1,126	-	2,473
Segment Profit (Loss)	$16	$(725)	$-	$(709)

Depreciation and Amortization	$496	$655	$120	$1,271

Capital Expenditures (Excluding Acquisitions)	$11	$28	$-	$38

Identifiable assets (1)	$13,042	$13,444	$1,047	$27,533

Three Months Ended September 30, 2019:
Revenues	$3,288	$510	$-	$3,798
Cost of Revenue	3,305	1,710	-	$5,015
Segment Loss	$(17)	$(1,200)	$-	$(1,217)

Depreciation and Amortization	$673	$706	$25	$1,404

Capital Expenditures (Excluding Acquisitions)	$149	$156	$249	$554

Identifiable assets(1)	$16,876	$17,687	$1,450	$36,013

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Production Services	Completion Services	Unallocated & Other	Total
Nine Months Ended September 30, 2020:
Revenues	$5,948	$7,343	$-	$13,291
Cost of Revenue	6,655	7,613	-	14,268
Segment (Loss) Profit	$(707)	$(270)	$-	$(977)

Depreciation and Amortization	$1,813	$1,869	$295	$3,977

Capital Expenditures (Excluding Acquisitions)	$170	$175	$-	$344

Nine Months Ended September 30, 2019:
Revenues	$11,239	$23,711	$-	$34,950
Cost of Revenue	9,994	16,829	-	$26,823
Segment Profit	$1,245	$6,882	$-	$8,127

Depreciation and Amortization	$2,156	$1,982	$108	$4,246

Capital Expenditures (Excluding Acquisitions)	$267	$292	$287	$846

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2020	2019

Segment profit	$(709)	$(1,217)
Sales, general, and administrative expenses	(1,049)	(1,712)
Patent litigation and defense costs	-	-
Severance and Transition Costs	-	(83)
Loss on disposals of equipment	(21)	-
Impairment	-	-
Depreciation and amortization	(1,271)	(1,404)
Loss from Operations	$(3,050)	$(4,416)

	Nine Months Ended September 30,
	2020	2019

Segment profit	$(977)	$8,127
Sales, general, and administrative expenses	(4,058)	(4,772)
Patent litigation and defense costs	-	(10)
Severance and Transition Costs	(139)	(83)
(Loss) gain on disposals of equipment	(59)	4
Impairment	-	(127)
Depreciation and amortization	(3,977)	(4,246)
Loss from Operations	$(9,210)	$(1,107)

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (amounts in thousands):

	Three Months Ended September 30,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$539	$1,330
Central USA Region (2)	746	1,862
Eastern USA Region (3)	78	96
Total Production Services	1,363	3,288

Completion Services:
Rocky Mountain Region (1)	375	325
Central USA Region (2)	-	131
Eastern USA Region (3)	26	54
Total Completion Services	401	510
Total Revenues	$1,764	$3,798

	Nine Months Ended September 30,
	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$2,080	$5,174
Central USA Region (2)	3,562	5,489
Eastern USA Region (3)	306	576
Total Production Services	5,948	11,239

Completion Services:
Rocky Mountain Region (1)	6,092	17,468
Central USA Region (2)	108	2,976
Eastern USA Region (3)	1,143	3,267
Total Completion Services	7,343	23,711
Total Revenues	$13,291	$34,950

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2020 and 2019, and our financial condition, liquidity and capital resources as of September 30, 2020, and December 31, 2019. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to satisfy certain lender covenants under our existing Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) such as meeting cash liquidity levels of not less than $1.5 million beginning December 31. 2020;
●	our ability to repay or restructure our Credit Facility which matures on October 15, 2021 on terms acceptable to the Company and is stockholders;
●	our ability to raise capital through the sale of equity pursuant to the Company's current Form S-3 shelf registration statement;
●	substantial doubt exists about our ability to continue as a going concern;
●	our ability to regain compliance with New York Stock Exchange American listing requirements or face delisting from that exchange;
●	the success in any reverse stock split in regaining and maintaining compliance with the New York Stock Exchange American listing requirements;
●	continued adverse developments in the global economy and pandemic risks related to the COVID-19 virus and the resulting diminished demand for oil and natural gas;
●	continued significant decreases in the prices for crude oil and natural gas which has resulted in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn resulted in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues, results of operations and financial condition;
●	fierce competition for the services we provide in our areas of operations, which has increased significantly due to the continued relatively low levels in prices for oil and natural gas;
●	our capital requirements and the uncertainty of being able to obtain additional funding on terms acceptable to us;
●	our lender covenants limiting our capital expenditures in 2021 to $1.2 million in any year the debt is outstanding;
●	the impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	the geographical diversity of our operations which, while it could diversify the risks related to a slow-down in one area of operations, also adds significantly to our costs of doing business;
●	our history of losses and working capital deficits which were significant;
●	weather and environmental conditions, including abnormal warm winters in our areas of operations that adversely impact demand for our services;
●	our ability to retain key members of our senior management and key technical employees;
●	the impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	risks relating to any unforeseen liabilities;
●	our ability to obtain total forgiveness for the PPP loans as currently anticipated;
●	federal and state initiatives relating to the regulation of hydraulic fracturing;
●	any legislative or administrative changes as a result of the 2020 elections that could impact the regulatory environment in which we operate;
●	sales or issuances of our common stock and the price and volume volatility of our common stock;
●	the significant financial constraints imposed as a result of our indebtedness, including the fact that we have limited borrowing availability on our Credit Facility and there are restrictions imposed on us under the terms of the amended 2017 Credit Agreement and our need to generate sufficient cash flows to repay our debt obligations or refinance such debt obligations on terms acceptable to the Company and its stockholders;
●	the volatility of domestic and international oil and natural gas prices and the resulting impact on production and drilling activity, and the effect that lower prices may have on our customers’ demand for our services, the result of which may adversely impact our revenues and financial performance;
●	changes in tax laws; and
●	the risks associated with the use of intellectual property that may be claimed by others and actual or potential litigation related thereto.

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

GOING CONCERN

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.7 million for the year ended December 31, 2019. We have recorded net income of $8.4 million and $1.2 million for the three and nine months ended September 30, 2020, inclusive of the $11.9 million gain on debt restructuring. As of September 30, 2020, we had total current liabilities of $4.5 million, which exceeded our total current assets of $3.0 million by $1.5 million. On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank which provides for a three-year, $37.0 million senior secured revolving credit facility. On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment which, among other things, provided for a loan concession of $16.0 million in exchange 8,000,000 shares of Company common stock and a warrant to purchase up to 15,000,000 shares of additional Company common stock in the future. On August 13, 2020, the Company exchanged 50%, or $1.25 million, of our subordinated debt with a related party, as well as $265,000 in accrued interest, for 6,054,022 shares of Company common stock.

The Fifth Amendment modifies certain covenants and cured our previous breaches of two covenants, as well as extending the maturity date for the repayment of the Credit Facility to October 15, 2021. Since the Fifth Amendment cured the covenant breaches under the amended 2017 Credit Agreement, we are now in compliance with both our Credit Facility and subordinated debt agreement with a related party, and maturities of these debts were reclassified from current to long-term during the third quarter of 2020.

On September 28, 2020, the Company filed a prospectus supplement to finalize the Shelf Registration that was filed on July 24, 2020. On September 29, 2020, in connection with the Shelf Registration, the Company, through its sales agent AGP, released the Public Offering which has been designed to raise capital by issuing approximately 15,000,000 securities into the trading market, over-time, at the then-market price of the securities at the time they are sold.

Our ability to continue as a going concern is dependent on our ability to paydown and/or refinance the amended 2017 Credit Agreement prior to its maturity, raising further capital and our ability to further reduce costs, of which there can be no assurance. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

Recent Market Conditions

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in early 2020, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States economy. As a result of these developments, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. COVID-19 related quarantines and business restrictions had a depressing impact on United States oil demand, and hence our business, during the latter half of March through much of the second quarter. The situation continues to change rapidly and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

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

OVERVIEW

The Company, through its subsidiary, Heat Waves Hot Oil Service, LLC ("Heat Waves"), provides a range of oil field services to the domestic onshore oil and gas industry through two segments: 1) Production services, which include hot oiling and acidizing, and 2) Completion services, which includes frac water heating. The Company owns and operates a fleet of approximately 326 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas and the Stack and Scoop plays in the Anadarko Basin in Oklahoma.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the nine months ended September 30, 2020, decreased approximately $21.7 million, or 62%, from the comparable period last year due to weakness in domestic oil and gas activity levels driven by lower commodity prices, related pricing pressures, the broader impact of the OPEC+ supply cuts and the COVID-19 pandemic which began in March 2020, as well as above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio during our busy season in the first quarter of 2020.

Throughout the first nine months of 2020, and especially during the second quarter of 2020, we implemented several cost-cutting initiatives in response to the negative impacts to our business and revenues due to the COVID-19 pandemic and the related decrease in oil prices. As a result, we have removed approximately $2.7 million in direct operating expenses, $1.2 million in sales, general and administrative expenses and $240,000 in other negative profit impacts, all on an annualized basis.

Sales, general and administrative expense, excluding severance and transition costs, decreased by approximately $714,000 due to the reasons noted above, or 15%, year-over-year, but include the impact of approximately $301,000 of severance compensation due to the acceleration of vesting and additional restricted stock awards in connection with a separation agreement with the Company's former CEO during the second quarter of 2020.

Segment profits for the nine-month period ended September 30, 2020, decreased by approximately $9.1 million, or 112%, due to the reasons noted above.

Net income for the nine months ended September 30, 2020, was approximately $1.2 million or $0.02 per share, compared to net loss of approximately $4.3 million, or $0.08 per share, primarily due to an $11.9 million a gain on debt restructuring during the third quarter of 2020, partially offset by the factors noted above that have impacted segment profits. For more information regarding the gain on debt restructuring, see Note 7 to our financial statements included in “Item 1. Financial Statements” of this report.

Adjusted EBITDA for the nine months ended September 30, 2020, was a loss of approximately $4.3 million compared to earnings of approximately $3.7 million for the same period last year due to the factors noted above. See the section titled Adjusted EBITDA* within this Item for the definition of Adjusted EBITDA.

Industry Overview

During the nine months ended September 30, 2020, WTI crude oil price averaged approximately $39 per barrel, versus an average of approximately $57 per barrel in the comparable period last year. The North American rig count declined to 261 rigs in operation as of September 30, 2020, compared to 860 at the same time a year ago.  Despite the lower oil price environment and reduced rig count, we have grown our number of customers and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

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

The following tables set forth revenue from operations and segment profits for our business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Production Services	$1,363	$3,288	$5,948	$11,239
Completion Services	401	510	7,343	23,711
Total Revenues	$1,764	$3,798	$13,291	$34,950

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SEGMENT PROFIT (LOSS):
Production services	$16	$(17)	$(707)	$1,245
Completion services	(725)	(1,200)	(270)	6,882
Total Segment (Loss) Profit	$(709)	$(1,217)	$(977)	$8,127

Production Services

Production Services, which accounted for 77% of total revenue for the three months ended September 30, 2020, decreased approximately $2.4 million, or 64%, to $1.4 million compared to $3.8 million for the same quarter last year due to decreased activity levels related to the lower commodity prices. This segment, which accounted for 45% of total revenue for the nine months ended September 30, 2020, decreased approximately $3.4 million, or 42%, to $4.6 million compared to $8.0 million for the same nine month period last year due to a decrease in hot oil and acidizing activity stemming from the industry downturn.

Hot oil revenue for the three months ended September 30, 2020, decreased approximately $1.8 million, or 57%, compared to the three months ended September 30, 2019, from approximately $3.2 million to approximately $1.4 million. Hot oil revenue for the nine months ended September 30, 2020, decreased approximately $2.5 million, or 37%, to $4.3 million compared to $6.8 million for the same period last year. These year-over-year declines were primarily driven by reduced activity due to an industry wide downturn.

Acidizing revenues for the three months ended September 30, 2020, decreased by approximately $565,000 or 89%, to approximately $70,000 from approximately $635,000. Acidizing revenues for the nine months ended September 30, 2020, decreased by approximately $1.4 million, or 79%, to $371,000 compared to $1.8 million for the same period last year. These year-over-year declines were primarily driven by the reasons noted above.

Segment profit for our Production Services increased by $33,000, or 194%, to a profit of $16,000 for the three months ended September 30, 2020, compared to a loss of $17,000 in the same quarter last year. Segment loss for Production Services decreased by $1.9 million, or 157%, to a loss of $707,000 for the nine months ended September 30, 2020, compared to profit of $1.2 million. The losses were primarily the result of industry conditions discussed above.

Completion Services

Completion Services, which accounted for 23% of total revenue for the three months ended September 30, 2020, decreased approximately $109,000, or 21%, to $401,000 compared to $510,000 for the same quarter last year due to the aforementioned related downturn in the industry. This segment, which accounted for 55% of total revenue for the nine months ended September 30, 2020, decreased approximately $16 million, or 69%, to $7.3 million compared to $23.7 million for the same nine month period last year due to the downturn in the industry, as well as above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio in the first quarter of 2020.

The segment loss for Completion Services for the three months ended September 30, 2020, was approximately $725,000 compared to segment loss of approximately $1.2 million during the three months ended September 30, 2019. The segment loss for Completion Services for the nine months ended September 30, 2020, was approximately $270,000 compared to segment profit of approximately $6.9 million during the nine months ended September 30, 2019. These decreased segment profits are related to the reasons discussed above.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$539	$1,330	$2,080	$5,174
Central USA Region (2)	746	1,862	3,562	5,489
Eastern USA Region (3)	78	96	306	576
Total Production Services	1,363	3,288	5,948	11,239

Completion Services:
Rocky Mountain Region (1)	375	325	6,092	17,468
Central USA Region (2)	-	131	108	2,976
Eastern USA Region (3)	26	54	1,143	3,267
Total Completion Services	401	510	7,343	23.711
Total Revenues	$1,764	$3,798	$13,291	$34,950

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenue in the Rocky Mountain Region for the three months ended September 30, 2020, decreased approximately $791,000, or 59%, primarily due to less acidizing and hot oiling activity in the D-J and Bakken Basins. Production Services segment revenue in the Rocky Mountain Region for the nine months ended September 30, 2020, decreased by approximately $3.1 million, or 60%, primarily due to a decrease in acidizing and hot oiling activity in the D-J Basin and a decrease in hot oiling activity in the Bakken Basin.

Production Services segment revenue in the Central USA region for the three months ended September 30, 2020, decreased by approximately $1.1 million, or 60%, due to a decrease in hot oiling and acidizing activity in the Eagle Ford Shale. Production Services segment revenue in the Central USA region for the nine months ended September 30, 2020, decreased by approximately $1.9 million, or 35%, primarily due to less acidizing and hot oiling activity in the Eagle Ford Shale.

Production Services segment revenue in the Eastern USA region for the three months ended September 30, 2020, decreased approximately $18,000, or 19%, resulting from less hot oiling in the Marcellus and Utica Basins. Production Services segment revenue in the Eastern USA region for the nine months ended September 30, 2020, decreased approximately $270,000, or 47%, resulting from decreased hot oiling activity in the Marcellus and Utica Basins.

Completion Services segment revenue in the Rocky Mountain Region for the three months ended September 30, 2020, increased approximately $50,000, or 15%, primarily due to an increase in hauling activity in the D-J Basin. Completion Services segment revenue in the Rocky Mountain Region for the nine months ended September 30, 2020, decreased by approximately $11.4 million, or 65%, due to a decline in frac heating activity in the D-J and Bakken Basins.

Completion Services segment revenue for both the three and nine months ended September 30, 2020, decreased in our Central USA and Eastern USA regions due to a decline in frac heating activity throughout the first nine months of 2020, in addition to above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio during the first quarter of 2020.

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

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, decreased by approximately $2.5 million or 51% during the third quarter of 2020 compared to the same period in 2019, primarily due to the severe reduction in revenue, discussed above. During the nine months ended September 30, 2020, direct operating expenses decreased by approximately $12.6 million, or 47% compared to the same period in 2019, resulting primarily from the decrease in revenue discussed above as well as efficiencies gained from consolidation of Adler operations.

Sales, General, and Administrative Expenses:

During the three months ended September 30, 2020, sales, general, and administrative expenses decreased approximately $663,000, or 39%, to $1.0 million compared to the same period in 2019 primarily due to a decrease in administrative personnel costs and general office expenses. During the nine months ended September 30, 2020, sales, general, and administrative expenses decreased approximately $714,000, or 15%, to $4.1 million compared to the same period in 2019 primarily due to the reasons stated above and partially offset by stock compensation expense related to the acceleration of vesting and additional restricted stock awards in connection with a separation agreement with the Company's former CEO during the second quarter of 2020 as well as a year-over-year increase in professional fees related to our efforts in connection with seeking to restructure our debt.

Severance and Transition Costs:

Severance and transition costs decreased $83,000, or 100% compared to the same period in 2019. During the nine months ended September 30, 2020, severance and transition costs increased by $56,000, or 67%, to $139,000 compared to the same period in 2019 primarily due to severance compensation recorded in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. As discussed above, the Company also recorded $301,000 in stock compensation expense during the second quarter of 2020 in connection with the separation agreement, which is included in sales, general and administrative expenses.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended September 30, 2020 decreased approximately $133,000, or 9%, to $1.3 million compared to the same period in 2019.  Depreciation and amortization expense for the nine months ended September 30, 2020 decreased approximately $269,000, or 6%, to $4.0 million compared to the same period in 2019. These decreases are due primarily to disposals of assets recorded during the second quarter of 2020.

(Loss) Income from Operations:

For the three months ended September 30, 2020, the Company recognized a loss from operations of $3.0 million compared to a loss from operations of $4.4 million for the comparable period in 2019, a 31% smaller loss of $1.4 million on 54% less revenue. For the nine months ended September 30, 2020, the Company recognized a loss from operations of $9.2 million compared to a loss from operations of $1.1 million for the comparable period in 2019, an increase of $8.1 million, or 732%. The losses generated by the Company were primarily due to the decrease in segment profits described above, and the improvement during the third quarter of 2020 is a direct result of cost saving measures implemented by the Company throughout 2020.

Interest Expense:

For the three months ended September 30, 2020, interest expense decreased approximately $218,000, or 31%, compared to the same period in 2019. For the nine months ended September 30, 2020, interest expense decreased approximately $570,000, or 26%, compared to the same period in 2019. The decreases were primarily due to the decrease of our average borrowings.

Discontinued Operations:

Results for the three months and nine months ended September 30, 2020 include loss from discontinued operations of $7,000 and income from discontinued operations of $60,000, respectively. Results for the three months and nine months ended September 30, 2019 include losses from discontinued operations of $226,000 and $2.0 million, respectively. For more information regarding discontinued operations, see Note 6 to our financial statements included in “Item 1. Financial Statements” of this report.

Other Income (Expense):

Other income for the three months ended September 30, 2020 was $11.9 million, compared to other expense of approximately $67,000 for the three months ended September 30, 2019. Other income for the nine months ended September 30, 2020 was approximately $12.0 million, compared to other income of approximately $1.1 million for the nine months ended September 30, 2019. The higher other income in both the three and nine months ended September 30, 2020 was primarily due to the $11.9 million gain on debt restructuring during the third quarter of 2020, partially offset by a gain on settlement of approximately $1.2 million related to a settlement agreement with the sellers of Adler during the second quarter of 2019.

Income Taxes:

As of September 30, 2020, the Company had recorded a full valuation allowance on a net deferred tax asset of approximately $4.5 million. During the nine months ended September 30, 2020 and 2019, the Company's tax provisions of $15,000 and tax provision of $32,000, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate was 1% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax expense for the nine months ended September 30, 2020 and 2019 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA*
Net income (loss)	$8,405	$(5,404)	$1,211	$(4,310)
Add back
Interest expense	478	695	1,667	2,235
Provision for income tax expense	6	-	15	32
Depreciation and amortization (including discontinued operations)	1,277	1,703	3,996	5,122
EBITDA*	10,166	(3,006)	6,889	3,079
Add back (deduct)
Stock-based compensation	16	52	377	221
Severance and transition costs	-	83	139	83
Patent litigation and defense costs	-	-	-	10
Loss (gain) on disposal of equipment (including discontinued operations)	20	(14)	(34)	(2)
Gain on debt restructuring	(11,916)	-	(11,916)	-
Impairment loss	-	-	-	127
One-time software expense	-	-	-	25
Other expense (income) (including discontinued operations)	1	223	282	(944)
EBITDA related to discontinued operations	-	(59)	11	1,133
Adjusted EBITDA*	$(1,713)	$(2,721)	$(4,252)	$3,732

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended September 30, 2020 increased by approximately $1.0 million, or 38%, as compared to the same period in 2019. Adjusted EBITDA for the nine months ended September 30, 2020 decreased by approximately $8.0 million, or 214%, as compared to the same period in 2019. The increase for the three months ended was due primarily to the lower loss from operation due to cost savings measures successfully implemented by by management. These decrease for the nine months ended was due primarily to the decline in segment profits discussed above and the higher EBITDA related to discontinued operations during the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $18.9 million, which includes $1.8 million of future interest payable and matures on October 15, 2021, with a weighted average interest rates of 8.25% per year.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended September 30,
	2020	2019

Net cash (used in) provided by operating activities	$(2,295)	$8,488
Net cash provided by (used in) investing activities	966	(200)
Net cash provided by (used in) financing activities	666	(8,545)
Net decrease in Cash and Cash Equivalents	(663)	(257)

Cash and Cash Equivalents, Beginning of Period	663	257

Cash and Cash Equivalents, End of Period	$-	$-

The following table sets forth a summary of certain aspects of our balance sheet at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Current Assets	$2,988	$8,731
Total Assets	$31,226	$42,976
Current Liabilities	$4,531	$42,119
Total Liabilities	$28,222	$45,652
Working Capital Deficit (Current Assets net of Current Liabilities)	$(1,543)	$(33,388)
Stockholders’ Equity (Deficit)	$3,004	$(2,676)

 Overview:

We do not currently generate adequate revenue to satisfy our current operations and expect we will need substantial additional capital to maintain operations for at least the remainder of 2020 absent a significant increase in demand for our services, which we do not expect. We cannot assure that we will be successful in raising additional debt or equity capital on terms acceptable to the Company and it stockholders, if at all. We incurred significant net operating losses during the years ended December 31, 2019, and 2018, which have continued into the nine months ended September 30, 2020 which raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

Our ability to continue as a going concern is dependent on the refinancing of the amended 2017 Credit Agreement prior to maturity on October 15, 2021, and/or raising further capital. Further, there can be no assurance that we will be successful in increasing our cash flows from operations. Given our current financial situation we may be required to accept onerous terms on the transactions that we are seeking.

We have relied on cash flow from operations, borrowings under our revolving credit agreements, and equity and debt offerings to satisfy our liquidity needs. Our ability to continue to fund operating cash flow shortfalls, fund capital expenditures, and make acquisitions will depend upon our future operating performance and on the availability of equity and debt financing.  At September 30, 2020, we had $671,000 of availability under the Credit Facility. Our capital requirements over the next 12 months are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures including maintenance of our existing fleet of assets.

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

On November 11, 2019, Enservco and Cross River Partners, L.P. entered into an Amended and Restated Subordinated Loan Agreement (the “Amended Subordinated Loan”). The Amended Subordinated Loan increases the principal of the subordinated debt by $500,000 from $2.0 million to $2.5 million and provides Cross River Partners, L.P. with a five-year warrant to purchase 625,000 shares of the Company’s common stock at an exercise price of $0.20 per share which are fully vested upon issuance. On August 13, 2020, Enservco and Cross River Partners, L.P. entered into an agreement to reduce 50%, or $1.25 million, of the Amended Subordinated Loan principal balance and approximately $265,000 in accrued interest in exchange of 6,054,022 of the Company's common stock.

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

Liquidity:

As of September 30, 2020, our available liquidity was $671,000, which represented our availability on the 2017 Credit Facility. We utilize the 2017 Credit Facility to fund working capital requirements and investments, and during the nine months ended September 30, 2020, we had net payments on our various lines of credit of approximately $855,000. Subsequent to September 30, 2020, we received approximately $1.3 million in net proceeds from the sale of Company common stock through the Public Offering.

Working Capital:

As of September 30, 2020, we had a working capital deficit of approximately $1.5 million compared to a working capital deficit of $33.4 million as of December 31, 2019.

Deferred Tax Asset, net:

As of September 30, 2020, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash Flow from Operating Activities:

For the nine months ended September 30, 2020, cash used in operating activities was approximately $2.3 million compared to $8.5 million provided by operating activities during the comparable period in 2019. The decrease was attributable to the decrease in net income, net of the $11.7 million decrease attributable to non-cash items that impacted earnings, and the decrease in cash flows related to the decrease in accounts payable and accrued liabilities balances, partially offset by an increase in cash flows from the decrease in accounts receivables balances.

Cash Flow from Investing Activities:

Cash provided by investing activities during the nine months ended September 30, 2020 was approximately $966,000, compared to cash used in investing activities of $200,000 during the comparable period in 2019. This increase is primarily due to proceeds received from the sale of equipment related to our discontinued operations, as well as proceeds from an insurance claim settlement paid during the second quarter of 2020.

Cash Flow from Financing Activities:

Cash provided by financing activities for the nine months ended September 30, 2020 was $666,000 compared to cash used in financing activities of $8.5 million for the comparable period in 2019. The change is primarily due to a note repayment of $3.7 million during the second quarter of 2019, a decrease in net line of credit payments of $3.6 million during the comparable time period of 2020 and proceeds of $1.9 million relating to the Paycheck Protection Program loan during the second quarter of 2020.

Outlook:

We continue to face a difficult operating environment in 2020 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. While we were able to restructure our 2017 Credit Facility and were granted a $16.0 million concession by East West Bank, as well as our success in structuring our Public Offering which will provide much-needed cash for the Company, we will need additional debt or to raise additional equity capital to continue operations through 2021. We cannot assure that we will raise such capital on terms acceptable to us. Due to our lack of capital we may be forced to curtail operations in some or all of our locations which will materially adversely affect our revenues and our ability to continue as a going concern. In the event we are able to continue as a going concern, our long-term goals include driving increased fleet utilization, optimizing fleet deployment, driving further operating efficiencies through technology and proactive cost management, and de-levering our balance sheet. Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined beginning in the fourth quarter of 2019 due to year-end capital budget exhaustion, decreases in drilling and completion activity and substantial price decreases for crude oil and natural gas that occurred during the first quarter of 2020 and have continued through the third quarter of 2020. Those declines may be partially mitigated by demand for our Production Services, although such services were substantially lower in the first nine months of 2020 compared to the same period in 2019. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to seek to expand our customer relationships while seeking an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of September 30, 2020 consist primarily the amended 2017 Credit Agreement which matures October 15, 2021. In addition, we also have scheduled interest payments for the amended 2017 Credit Agreement, as well as principal payments under certain term loans and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going Concern

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We recorded net income of $1.2 million for the nine months ended September 30, 2020, inclusive of a $11.9 million gain on debt restructuring. As of the balance sheet date of this report we had total current liabilities of $4.5 million, which exceeded our total current assets of $3.0 million by $1.5 million.

Our ability to continue as a going concern is dependent on the refinancing of the amended 2017 Credit Agreement prior to maturity on October 15, 2021, and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

There have been no other changes in our critical accounting policies since December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

While the Colorado Case was pending, HOTF was issued two additional patents, which were related to the '993 and '875 Patents but were not asserted in the Colorado Case. However, on March 31, 2015, the U.S. District Court for the District of North Dakota (Civil Action No. 4:13-cv-00010) ruled, in a case not involving Enservco or Heat waves, that the '993 Patent was invalid. On January 14, 2016, the court ruled that the ‘993 Patent was also unenforceable due to inequitable conduct by HOTF and the inventor. HOTF appealed, and on May 4, 2018, the United States Court of Appeals for the Federal Circuit (Case No. 16-1894) upheld the lower court's ruling of unenforceability. In light of the foregoing, Management believes that the inequitable conduct related to the '993 Patent could serve as a basis for asserting unenforceability of the two additional patents.

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed on March 20, 2020, which is incorporated herein by reference. In addition, see the additional risk factor below.

We have financial covenants under the 2017 Credit Agreement that must be met by December 31, 2020.

Our amended 2017 Credit Agreement requires that we meet and maintain cash liquidity levels of not less than $1.5 million beginning December 31, 2020. We are in the process of seeking sufficient capital to satisfy this covenant, including through the sale of our common stock pursuant to our recent shelf registration statement. However, in the event we are unable to raise such capital sufficient to satisfy this covenant, or a waiver from our lender, we would be in default on our Credit Facility which could have a material adverse impact us and our operations. Additionally, our Credit Facility expires on October 15, 2021, and we cannot be certain that we will able to refinance this Credit Facility which had a balance of $18.9 million (including $1.8 million in future interest payments) as of September 30, 2020.

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

We are continuing to seek to regain compliance with certain New York Stock Exchange American LLC (“NYSE American”) listing requirements. In November 2019 we received notifications from the NYSE American that we were not in compliance with the minimum stock price continued listing standards and we were not in compliance with the minimum stockholders’ equity standards. Shortly thereafter, we provided the NYSE with a plan of compliance that contemplates a combination of the debt and additional equity capital proposed to be sought by us in order to achieve the stockholders’ equity requirement, and we have received the necessary stockholder and Board of Directors approval to effect a reverse stock split of our common stock effective November 20, 2020, at an exchange ratio of 1-for-15 (1:15), in seeking to meet the minimum stock price standard.

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

We may potentially have to repay a portion or all of the Loan issued to us under the Paycheck Protection Program of the CARES Act.

On April 10, 2020, we entered into a promissory note (the "Note") with East West Bank which provided for an unsecured loan of $1.9 million pursuant to the PPP under the CARES Act. The Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for six months from the date of the Note and the Company can apply for forgiveness of all or a portion of the Note after 60 days. Pursuant to the terms of the PPP, the Note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. The Company believes that it utilized all proceeds for qualifying expenses. The terms of the Note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA.

Forgiveness of the Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company has finalized its calculation of amounts forgivable in accordance with guidance issued by the SBA and submitted its application for loan forgiveness on November 9, 2020 to East West Bank. No assurance is provided that we will be able to obtain forgiveness of the Note in whole or in part.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
1.1	Sales Agreement, dated September 28, 2020, by and between Enservco Corporation and A.G.P./Alliance Global Partners (1)
4.1	Warrant issued to East West Bank dated September 23, 2020 (2)
5.1	Legal Opinion of Jones & Keller, P.C. (1)
10.1	Fifth Amendment to Loan and Security Agreement (2)
23.1	Consent of Jones & Keller, P.C. (included in exhibit 5.1) (1)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rich Murphy, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer). Filed herewith.
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

(1) Filed on September 28, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(2) Filed on September 28, 2020 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 12, 2020	/s/ Rich Murphy
Rich Murphy, Principal Executive Officer and Chief Executive Officer

Date: November 12, 2020	/s/ Marjorie Hargrave
Marjorie Hargrave, Principal Financial Officer and Chief Financial Officer