Form 10-K
period 2020-12-31
Enservco Corp
filed 2021-03-23
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______

Commission file number: 001-36335

ENSERVCO CORPORATION

 (Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14133 County Road 9 1/2 Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common stock, $0.005 par value	ENSV	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $7.1 million based upon the closing sale price of the Registrant's Common Stock of $2.595 as of June 30, 2020, the last trading day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2021, there were 11,267,946 shares of the Registrant’s Common Stock outstanding.

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

All statements, other than statements of historical facts, contained in this annual report are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, among others, the risks set forth in the section of this annual report entitled “Risk Factors” and elsewhere throughout this annual report, as well as the following factors:

●	Our ability to maintain certain operating covenants under our existing Loan and Security Agreement, which if violated and not cured, could result in our outstanding loan balance being accelerated, due and payable;
●	Our ability to successfully repay or refinance on terms acceptable to us the outstanding balance of the 2017 Credit Agreement when due in October 2022 unless earlier accelerated;
●

Potential decreases in the prices for crude oil and natural gas which would likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;

●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent fluctuations in prices for crude oil and natural gas;
●

Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our credit facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;

●	Our capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
●	The impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our services;
●	Our ability to retain key members of our management and key technical employees;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Developments in the global economy as well as pandemic risks related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing; and
●	The price and volume volatility of our common stock.

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

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation (“Enservco”) through its wholly owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (Completion and other services) and hot oiling and acidizing (Production services).

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating and hot oiling and acidizing. We own and operate a fleet of approximately 338 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

Corporate Structure

Our business operations are conducted primarily through our wholly owned subsidiary, Heat Waves Hot Oil Service LLC, a Colorado limited liability company (“Heat Waves”), and Heat Wave’s wholly owned subsidiary, HE Services LLC, a Nevada limited liability company (“HE Services”).

Overview of Business Operations

We primarily conduct our business operations through our principal operating subsidiary, Heat Waves, which provides oil field services to the domestic onshore oil and natural gas industry. These services include frac water heating, hot oiling, pressure testing, acidizing, bacteria and scale treatment, freshwater and saltwater hauling, fluid disposal, frac tank rental, well site construction and other general oil field services. Certain assets utilized by Heat Waves in its business operations are owned by HE Services. We currently operate in the following geographic regions:

●	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, Pennsylvania, which opened in the first quarter of 2011.

●	Rocky Mountain Region, including western Colorado and southern Wyoming (D-J Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins) and western North Dakota and eastern Montana (Bakken formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota, Tioga, North Dakota, Wyoming and Longmont, Colorado.

●	Central USA Region, including the Eagle Ford Shale and Permian Basin in Texas. The Central USA Region operations are deployed from operations centers in Jourdanton, Texas and Carrizo Springs, Texas.

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

Business Segments

Enservco, through its operating subsidiary, provides a range of services to owners and operators of oil and natural gas wells in the following business segments. In 2019 we reorganized our business segments to align with how management evaluates the business.

Production Services

The Company's Production services consist of acidizing, hot oiling services, and pressure testing. Operations are currently in Colorado, Wyoming, North Dakota, Montana, Pennsylvania, West Virginia, Ohio and Texas.  Production services accounted for approximately 49% of the Company’s total revenues for the fiscal year ended December 31, 2020, compared to 34% for the fiscal year ended December 31, 2019.

Acidizing - Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2020, Heat Waves owned and operated a fleet of 6 acidizing units, each of which consist of a specially designed acid pump truck and an acid transport trailer.

Hot Oil Services – Hot oil services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oil truck and then pumping it down the casing and back up the tubing to remove the deposits. As of December 31, 2020, Heat Waves owned and operated a fleet of 62 hot oiling trucks. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

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

Completion and Other Services

The Company's completion and other services consist of frac water heating and other services. Operations are currently in Colorado, Wyoming, New Mexico, North Dakota, Montana, Pennsylvania, West Virginia, and Ohio. Completion and other services accounted for approximately 51% of the Company’s total revenues for the fiscal year ended December 31, 2020, compared to 66% for the fiscal year ended December 31, 2019.

Frac Water Heating – Frac Water Heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2020, Heat Waves and Adler owned and operated a fleet of 64 frac heaters designed to heat large amounts of water.

Other Services – The Company's other services consist primarily of hauling services where the Company utilizes its operating assets that are not deployed to transport both liquid and dry materials for customers.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all the equipment and personal property assets owned by these entities are pledged as security under the Company's Amended 2017 Credit Agreement with its bank lender.

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

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of crude oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work and put significant pressure on well services providers such as us to reduce prices for our services. Throughout 2020 and in early 2021, due to depressed crude oil prices and the impacts of COVID-19, our customers have cut back significantly their work orders for our services as well as for the well services of our competitors and required us to reduce our prices in order to obtain or maintain our business with them. We expect price competition will be intense for the remainder of 2021.

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

As of December 31, 2020, one customer represented more than 10% of the Company's accounts receivable balance at 26%. Revenues from one customer represented approximately 14% of total revenues for the year ended December 31, 2020.

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

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2020, approximately 75% of our revenue was earned during the first and fourth fiscal quarters. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

Acidizing and pressure testing are performed throughout the year with revenues generally not impacted by weather to a significant degree.

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

Employees

As of March 11, 2021, the Company employed 88 full time employees. Of these employees, 78 are employed by Heat Waves and 10 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

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

Liquidity and Debt Risks

Our secured bank debt is due October 15, 2022 and must be repaid or refinanced, and we have financial covenants that if not met or otherwise forgiven, could result in acceleration of such debt.

As of December 31, 2020, we had $19.1 million outstanding under our Credit Facility with East West Bank, which includes $1.4 million in future interest payable over the remaining term of the Credit Facility. As of March 15, 2021, we had $14.0 million outstanding, not including future interest payable, under our Credit Facility following the payment of $3.0 million from the proceeds of our February 2021 registered offering of our common stock. Under the terms of the Credit Facility, which was most recently amended by the Sixth Amendment, there are no required principal payments until maturity on October 15, 2022, and interest is fixed at 8.25%.

Furthermore, the terms of the Credit Facility, as amended, require that commencing March 31, 2021 and each month-end thereafter, that we obtain at least 70% of our projected gross revenue for the trailing three-month period. To the extent that we are unable to maintain such covenant or other covenants and cannot obtain a waiver from East West Bank, we will be in default under the terms of the Credit Facility, as amended, which would provide East West Bank with certain remedies, including acceleration of repayment of such debt.

Our ability to pay interest and principal on the Credit Facility, and to satisfy our other obligations, will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by weather and customers' drilling activity. We cannot assure you that our business will generate sufficient cash flows from operations, or that future capital will be available to us in an amount sufficient to fund our future liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity constraints. To the extent that we could not repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations that would adversely affect our ability to continue as a going concern. We cannot assure you that we will be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.

We are currently in a very difficult operating environment, and our business, results of operations and financial condition may be affected by general economic conditions and factors beyond our control.

We face a very difficult operating environment with exploration and production companies having significantly cut back their drilling and completions plans are exerting significant pressure on us to reduce our prices for the services we provide. Reduced activity and operating margins could force us to curtail operations in some or all of our locations which would materially and adversely affect our revenues and our ability to continue as a going concern.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance, and as of December 2020, we had experienced significantly reduced revenue in all four quarters of 2020 compared to the respective prior year periods. Thus, we may be extremely limited in our ability to repay any indebtedness without substantial debt restructuring and/or additional financing, either debt or equity, neither of which are assured.

General economic conditions, weather, oil and natural gas prices and financial, business and other factors may also affect our operations and our future performance. We experienced a heavy downturn in demand for our services in the fourth quarter of 2019 that continued through 2020 and into early 2021. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lender, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

We may potentially have to repay a portion or all of the Loan issued to us under the Paycheck Protection Program of the CARES Act.

On April 10, 2020, we entered into a promissory note (the "Note") with East West Bank which provided for an unsecured loan of $1.9 million pursuant to the PPP under the CARES Act. The Note has a term of 2 years with a 1% per annum interest rate. Payments are deferred for six months from the date of the Note and we can apply for forgiveness of all or a portion of the Note after 60 days. Pursuant to the terms of the PPP, the Note, or a portion thereof, may be forgiven if proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, costs used to continue group health care benefits, mortgage interest payments, rent and utilities. We believe that we utilized all proceeds for qualifying expenses. The terms of the Note, including eligibility and forgiveness, may be subject to further requirements in regulations and guidance adopted by the SBA.

Forgiveness of the Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company has finalized its calculation of amounts forgivable in accordance with guidance issued by the SBA and submitted its application for loan forgiveness on November 9, 2020 to East West Bank. As of the date of this Form 10-K, we have not received confirmation that the Note will be forgiven in its entirety. No assurance is provided that we will be able to obtain forgiveness of the Note in whole or in part.

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

Our businesses, particularly our frac heating and hot oil services, are impacted by weather conditions and temperatures. Unseasonably warm weather during winter months reduces demand for the heating services and results in higher operating costs, as a percentage of revenue, due to the need to retain equipment operators during these low demand periods. Management makes concerted efforts to reduce costs during these low demand periods by utilizing operators in other business segments, reducing hours, and in some instances, utilizing seasonal layoffs.

Further, during the winter months, our customers may delay operations or we may not be able to operate or move our equipment between locations during periods of heavy snow, ice or rain, and during the spring some areas impose transportation restrictions due to muddy conditions caused by spring thaws.

We may be unable to implement price increases and recently have had to lower existing prices on our core services.

We periodically seek to increase the prices of our services to offset rising costs and to generate increased revenues. We operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new equipment may enter the market, which would also put pressure on the pricing of our services. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase the prices of our services to offset rising costs increase could have a material adverse effect on our business, financial position and results of operations. Recently, in the face of significantly reduced demand for oil field services resulting from significant reduced capital expenditures, we have been forced to lower our frac heating prices in order to obtain new business and maintain existing business, which will result in lower margins and operating revenues. We anticipate pricing pressure impacting our other service lines if lower oil and gas prices persist.

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

Increased labor costs or the unavailability of skilled workers could adversely affect our operations.

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

There also has been significant political pressure for the United States economy to reduce its dependence on crude oil and natural gas due to the perceived impacts on climate change. Furthermore, there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of our service areas, particularly in Colorado. The Colorado legislature recently enacted a bill that could significantly restrict oil and gas drilling in Colorado, thereby negatively affecting our revenues. These activities may make oil and gas investment and production less attractive.

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

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience demand volatility. While our management is generally optimistic for the continuing development of the onshore North American oil and gas industry over the long term, there are several political and economic pressures negatively impacting the economics of production from existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. We believe that these cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services and will continue to result in a reduction in the demand for our services, the rates we can charge, and equipment utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events would adversely affect our operating results.

Our success depends on key members of our management, the loss of any executive or key personnel could disrupt our business operations.

We depend to a large extent on the services of certain of our executive officers. The loss of the services of Rich Murphy, our Executive Chairman, or Marjorie Hargrave, our President and Chief Financial Officer, could materially disrupt our operations.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our top five customers accounted for approximately 39% and 35% of our total annual revenues for 2020 and 2019, respectively. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

While we believe our equipment could be redeployed in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed. We believe that the market for our services is sufficiently diversified that it is not dependent on any single customer or a few major customers.

Our business and operations have been, and may continue to be adversely affected by the ongoing COVID-19 pandemic and other similar outbreaks.

Our business and operations have been, and are likely to continue to be, adversely affected by the ongoing global coronavirus (COVID-19) pandemic. In response to the COVID-19 pandemic, the governments of many countries, states, cities and other geographic regions have taken actions to prevent the spread of COVID-19, such as imposing travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations. These measures have, among other matters, negatively impacted consumer and business spending and, as a result, have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the price we receive for oil and natural gas and materially and adversely affected the demand for and marketability of our production. Our subcontractors, customers and suppliers, have also and may continue to experience delays or disruptions and temporary suspensions of operations. The pandemic may continue to negatively impact oil and gas prices, create economic uncertainty and financial market volatility, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic; the level of success of global vaccination efforts; governmental and private sector responses to the pandemic and the impact of such responses on us; and the impact of the pandemic on oil and gas prices and on our employees, customers, suppliers, operations and sales, all of which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the U.S. or other major economies, and as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in this Annual Report on Form 10-K.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

Such third party or others may claim that we are infringing their intellectual property rights. If the owner of intellectual property establishes that we are infringing its intellectual property rights, we may be forced to change our services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key services or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights. Any adverse result related to violation of third-party intellectual property rights could materially and adversely harm our business, results of operations and financial condition. Even if intellectual property claims brought against us are without merit, they may result in costly and time-consuming litigation and may require significant attention from our management and key personnel.

Similarly, third parties may misappropriate our intellectual property. While we actively seek to protect our intellectual property and proprietary rights, the steps we have taken may not prevent unauthorized use by third parties. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our business, results of operations and financial condition.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured or may not be fully covered under our insurance policies, but to the extent not covered, are self-insured by us.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. In addition, in June 2015, we became self-insured under our Employee Group Medical Plan for the first $50,000 per individual participant. This self-insured plan terminated on December 31, 2020, but we remain liable for any for all claims under the Employee Group Medical Plan that arose prior to that date. Additionally, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses to us. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

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

As of December 31, 2020, we had U.S. federal NOLs of approximately $28.2 million and state NOLs of approximately $32.5 million.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Because our operations depend on the demand for oil and used oil, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil, gas and oil and gas related products could have a material adverse impact on our business, financial condition and results of operations.

Competition due to advances in renewable fuels may lessen the demand for our products and negatively impact our profitability.

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns, which if successful could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased, it could have an adverse effect on our operations and the value of our assets.

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

We are continuing to seek to regain compliance with certain New York Stock Exchange American LLC (“NYSE American”) listing requirements. In November 2019 we received notifications from the NYSE American that we were not in compliance with the minimum stock price continued listing standards and we were not in compliance with the minimum stockholders’ equity standards. Shortly thereafter, we provided the NYSE with a plan of compliance that contemplates a combination of the debt and additional equity capital proposed to be sought by us in order to achieve the stockholders’ equity requirement, and in November 2020 we undertook a reverse stock split at an exchange ratio of 1-for-15 (1:15), in seeking to meet the minimum stock price standard.

We have updated our compliance plans with the NYSE American on an ongoing basis, and our common stock continues to be listed while we seek to regain compliance with the stockholders’ equity requirements. It is not certain how long it will take for us to meet the foregoing requirements and the NYSE American could determine to delist our common stock in the meantime.

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

If our common stock were removed from listing with the NYSE American, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

General Risk Factors

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

Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The SEC has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of our books and records. In addition to regulation by the SEC, we are subject to the NYSE American rules. The NYSE American rules contain requirements with respect to corporate governance, communications with shareholders, and various other matters.

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

Information about our Executive Officers

The following table sets forth, as of March 15, 2021, certain information regarding the executive officers of Enservco:

Name	Age	Position
Richard A. Murphy	52	Chief Executive Officer, Executive Chair & Principal Executive Officer
Marjorie Hargrave	57	Chief Financial Officer & President

The following biographies describe the business experience of our executive officers:

Richard A. Murphy, Age 52. Mr. Murphy became our Executive Chairman and Chief Executive Officer on May 29, 2020 and has served as a director for the Company since 2016. Mr. Murphy currently serves as the managing member of Cross River Capital Management, LLC the general partner of Cross River Partners, L.P., currently the largest stockholder of the Company. Mr. Murphy founded Cross River Partners, L.P. in April of 2002. Cross River Partners, L.P. invests in micro-cap and small-cap companies with market capitalizations up to $1.5 billion at the time of initial investment. Mr. Murphy’s primary responsibility as managing member is investment research, analysis of investment opportunities, and coordinating final investment decisions for Cross River Partners, L.P. Prior to founding Cross River Partners, L.P., Mr. Murphy was an analyst and asset portfolio manager with SunAmerica Asset Management, LLC from 1998 to 2002. Mr. Murphy also worked as an associate investment banker at ING Barings in its food and agricultural division in 1998 and he worked at Chase Manhattan Bank from 1992 to 1996. He also sat on the Advisory Board of CMS Bankcorp, Inc. and currently sits on the Applied Investment Management Board for the University of Notre Dame. Mr. Murphy serves on the Board of Directors for Williston Holding Company, Inc. a restaurant company. Mr. Murphy also serves on the Board of Trustees of Brooklyn Jesuit Prep, a not-for-profit secondary school serving low-income families. Mr. Murphy received his MBA from the University of Notre Dame-Mendoza College of Business in 1998 and his bachelor’s degree in political science from Gettysburg College in 1992.

Marjorie Hargrave, Age 57. Ms. Hargrave became our Chief Financial Officer on July 24, 2019 and became the Company President on October 6, 2020. Ms. Hargrave previously provided consulting services to various companies in the areas of finance, administration, accounting, risk mitigation, human resources, and investor relations from 2016 to joining us in 2019. Prior to her consulting work, Ms. Hargrave served as Chief Financial Officer and Senior Vice President of Strategic Planning for CTAP, LLC, a privately held distributor of tubing and casing throughout the United States, from 2010 to 2016. Ms. Hargrave also served as Chief Financial Officer of High Sierra Energy, LP, a start-up energy company which focused on midstream acquisitions, from 2005 to 2009. Ms. Hargrave’s previous experience also includes management and associate roles with Black Hills Corporation, Xcel Energy, and Merrill Lynch & Co. Ms. Hargrave was recently appointed to the Board of Directors of Evolution Petroleum Corporation (NYSE:EPM). Ms. Hargrave earned a bachelor’s degree in economics from Boston University, and a master’s degree in economics from New York University.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2020. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND(2) ● Shop ● Land	4,000 sq. ft. 6 acres

(1) Property is collateral for mortgage debt obligation.

(2) Location not currently used in operations.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Longmont, CO ● Shop and offices ● Land	18,400 sq. ft. 5 acres	$25,300	June 2026
Douglas, WY ● Shop ● Land	6,000 sq. ft. 5 acres	$7,000	December 2021
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$7,500	April 2022
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,150	June 2024
Bryan, TX(3) ● Shop ● Land	6,000 sq. ft. 1.6 acres	$5,345	August 2022
Carrizo Springs, TX ● Land	2.6 acres	$2,500	September 2021
Denver, CO (4) ● Corporate offices	7,352 sq. ft.	$15,976	June 2022
Denver, CO (5) ● Corporate offices	4,021 sq. ft.	$7,854	April 2024

(3)	Company is receiving $5,500 in monthly minimum rent under a sublease agreement for this leased property.
(4)	Company is receiving approximately $10,900 in monthly minimum rent under a sublease agreement for this leased property.
(5)	Company is receiving approximately $10,600 in monthly minimum rent under a sublease agreement for this leased property.
Note - All leases have renewal clauses

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol “ENSV”. The table below sets forth the high and low daily closing sales prices of the Company’s Common Stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2020 and 2019, respectively:

	2020		2019
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$3.53	$1.32	$9.30	$5.40
Second Quarter	4.20	1.58	10.80	5.54
Third Quarter	3.28	1.79	7.50	3.17
Fourth Quarter	2.90	1.82	3.90	2.03

The closing sales price of the Company’s common stock as reported on March 15, 2021, was $2.09 per share.

Holders

As of March 15, 2021, there were 157 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name”.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal years ended December 31, 2020 or 2019, and has no plans at present to declare or pay any dividends.

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

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities during the periods covered hereby have been included in previous reports on Form 8-K and Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2020 and 2019, and our financial condition, liquidity and capital resources as of December 31, 2020 and 2019.

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K, which contain further detailed information, as well as the Risk Factors and the Cautionary Note Regarding Forward-Looking Statements included above.

OVERVIEW

The Company, through its subsidiary, Heat Waves Hot Oil Service, LLC ("Heat Waves"), provides a range of oil field services to the domestic onshore oil and gas industry through two segments: 1) Production services, which include hot oiling and acidizing, and 2) Completion and other services, which includes frac water heating. The Company owns and operates a fleet of approximately 338 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming and the Eagle Ford Shale in Texas.

RESULTS OF OPERATIONS

Executive Summary

Revenues for 2020 decreased by approximately $27.3 million, or 64%, from the comparable period last year due to weakness in domestic oil and gas activity levels driven by lower commodity prices, related pricing pressures, the broader impact of the OPEC+ supply cuts and the COVID-19 pandemic which began in March 2020, as well as above average temperatures in Oklahoma, Pennsylvania, and eastern Ohio during our busy season in the first quarter of 2020.

Segment profits for 2020 decreased by approximately $9.9 million or 118%, to a loss of approximately $1.5 million from a profit of approximately $8.4 million in 2019 due to the reasons noted above. Selling, general, & administrative expenses, excluding severance and transition costs and acquisition-related expenses, decreased by approximately $1.1 million for the year ended December 31, 2020, compared to 2019, due primarily to the implementation of several cost-cutting initiatives in response to the negative impacts to our business and revenues relating to the COVID-19 pandemic and decreases in oil prices, partially offset by the impact of approximately $301,000 of severance compensation due to the acceleration of vesting and additional restricted stock awards in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. In 2020, the resignations of corporate staff, including our former Chief Executive Officer, resulted in severance and transition costs of approximately $145,000. In 2019, the resignation of our Chief Financial Officer resulted in severance and transition costs of approximately $83,000. Interest expense for 2020 decreased by approximately $1.1 million primarily due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

For the year ended December 31, 2020, the Company incurred a net loss of approximately $2.5 million, or $0.60 per share, compared to a net loss of $7.7 million, or $2.06 per share, for the year ended December 31, 2019. The $5.2 million improvement in the net loss was primarily due to an $11.9 million gain on restructuring of the Credit Facility and the decrease in interest expense, partially offset by the decrease in segment profits.

Adjusted EBITDA for the year ended December 31, 2020 was a loss of approximately $5.7 million compared to approximately $2.8 million in earnings during 2019. Adjusted EBITDA is a non-GAAP number, and for a reconciliation to GAAP, see "Adjusted EBITDA" below.

Industry Overview

During 2020, West Texas Intermediate ("WTI") crude oil price averaged approximately $39.68 per barrel, versus an average of approximately $56.05 per barrel in 2019. The North American rig count declined to 351 rigs in operation as of December 31, 2020, compared to 805 rigs in operation at the same time a year ago. Despite the lower oil price environment and reduced rig count, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

The United States operational rig count bottomed out at approximately 244 in the fall of 2020 and increased to approximately 351 as of December 31, 2020 compared to approximately 805 as of December 31, 2019, which translated into decreased activity for the year ended December 31, 2020, compared to 2019.

Beginning in early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. We expect that our customers will reduce activity during this period of commodity price weakness and will also seek price reductions for our services.

Segment Overview

Enservco’s reportable business segments are Production Services and Completion and Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments.

Production Services: This segment utilizes a fleet of hot oil trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oil services and acidizing services.

Completion and Other Services: This segment utilizes a fleet of frac water heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services, which consists primarily of hauling and transport of materials for customers.

Unallocated and other includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

Segment Results

The following tables set forth revenue from operations and segment profits for our business segments for the fiscal years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
REVENUES:
Production services	$7,714	$14,704
Completion and other services	7,969	28,322

Total Revenues	$15,683	$43,026

	For the Year Ended December 31,
	2020	2019
SEGMENT PROFIT (LOSS):
Production services	$(696)	$1,129
Completion and other services	(832)	7,290

Total Segment Profit (loss)	$(1,528)	$8,419

Production Services:

For 2020, production service revenue decreased by approximately $7.0 million, or 48%, to $7.7 million. This decrease was primarily attributable to decreased activity levels related to an industry-wide downturn, which was the result of lower commodity prices and the impacts of COVID-19.

Hot oil revenues for the year ended December 31, 2020, decreased $5.2 million, or 42%, to $7.3 million compared to $12.4 million in 2019. These year-over-year declines were primarily driven by reduced activity due to the industry-wide downturn.

Acidizing revenues for the year ended December 31, 2020, decreased $1.8 million, or 80%, to $444,000 compared to $2.3 million in 2019. These year-over-year declines were primarily due to the industry-side downturn discussed above. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment profits for our Production services decreased $1.8 million, or 162%, in 2020 compared to 2019, primarily driven by reduced activity due to the industry-wide downturn discussed above.

Completion and Other Services:

Completion and other revenues, which consisted primarily of frac water heating revenues for the year ended December 31, 2020, decreased 72% to $8.0 million compared to $28.3 million in 2019 primarily due to the aforementioned industry-wide downturn, as well as above average temperatures in Oklahoma, Pennsylvania, and Eastern Ohio in the first quarter of 2020.

Segment profits for our Completion and other services decreased $8.1 million, or 111%, in 2020 compared to 2019, primarily driven by reduced activity due to the industry-wide downturn discussed above.

Geographic Areas:

The Company operates in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019
BY GEOGRAPHY:
Production Services:
Rocky Mountain Region (1)	$2,689	$6,515
Central USA Region (2)	4,552	7,449
Eastern USA Region (3)	473	740
Total Production Services	7,714	14,704

Completion and Other Services:
Rocky Mountain Region (1)	6,601	21,535
Central USA Region (2)	108	3,223
Eastern USA Region (3)	1,260	3,564
Total Completion and Other Services	7,969	28,322
Total Revenues	$15,683	$43,026

Notes to tables:
(1)

Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Scoop/Stack Shale in Oklahoma during 2019 and the first quarter of 2020, and the Eagle Ford Shale in Southern Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production segment revenue in the Rocky Mountain Region decreased $3.8 million, or 59%, for the year ended December 31, 2020, compared to the prior year primarily due to a decrease in acidizing and hot oiling activity in the D-J Basin and a decrease in hot oiling activity in the Bakken Basin. Completion and other segment revenues in the Rocky Mountain Region decreased by approximately $14.9 million, or 69%, for the year ended December 31, 2020 compared to 2019 due to a decline in frac heating activity and demand for our services.

Production segment revenues in the Central USA region decreased approximately $2.9 million, or 39%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to less acidizing and hot oiling activity in the Eagle Ford Shale. Completion and other segment revenues in the Central USA region decreased by $3.1 million, or 97%, due to a decline in frac heating activity, above average temperatures in Oklahoma in the first quarter of 2020, and the closure of a facility.

Production segment revenues in the Eastern USA region $267,000, or 36%, for the year ended December 31, 2020, compared to the year ended December 31, 2019 primarily due to decreased hot oiling activity levels in the Marcellus and Utica Basins. Completion and other segment revenue in the Eastern USA region decreased by approximately $2.3 million, or 65%, for the year ended December 31, 2020, compared to the prior year resulting from a decline in frac heating activity in addition to above average temperatures in Pennsylvania and eastern Ohio during the first quarter of 2020.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, constitute our “heating season,” and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Completion and other services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production services increase as a percentage of total revenue. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of $11.8 million, or 75%, of its 2020 revenues during the first and fourth quarters of 2020 compared to $3.9 million, or 25%, of 2020 revenues during the second and third quarters of 2020. In 2019, the Company generated revenues of $32.9 million, or 76%, of its 2019 revenues during the first and fourth quarters of 2019 compared to $10.1 million, or 24%, of 2019 revenues during the second and third quarters of 2019.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, short-term rental costs and site overhead costs for our operating segments decreased by approximately $17.4 million or 50% during 2020 compared to 2019, resulting primarily from the decrease in revenue discussed above, partially offset by cost-cutting measures enacted by management and efficiencies from the consolidation of Adler operations into Heat Waves.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased approximately $1.2 million, or 19%, to $5.0 million in 2020 compared to $6.2 million in 2019 primarily due to cost-cutting measures enacted by management which resulted in a decrease in payroll costs as a direct result of the reduction in the size of our management team and a decrease in general office expenses, partially offset by an increase in professional fees related to additional legal and accounting fees related to the refinance and restructuring of our Credit Facility as well as an increase in stock compensation expenses in connection with the resignation of our former Chief Executive Officer.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2020 decreased approximately $410,000, or 7%, from 2019 primarily due to the disposal of assets.

Severance and Transition Costs

During the year ended December 31, 2020, the Company recognized severance and transitions costs of approximately $145,000, primarily related to the departure of personnel including its former Chief Executive Officer. During the year ended December 31, 2019, the Company recognized costs of approximately $83,000 related to the departure of its former Chief Financial Officer. As discussed above, the Company also recorded $301,000 in stock compensation expense during the second quarter of 2020 in connection with the separation agreement with our former Chief Executive Officer, which is included in sales, general and administrative expenses.

Loss from Operations

For the year ended December 31, 2020, the Company recognized a loss from operations of $12.7 million compared to a loss of $3.6 million for 2019. The increased loss of $9.1 million was primarily due to the industry-wide downturn described above, partially offset by cost-cutting measures enacted by management.

Interest Expense

Interest expense decreased approximately $1.1 million, or 40%, from 2019. The decrease was primarily due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2020 was $107,000, compared to a loss from discontinued operations of approximately $2.3 million, or a 95% improvement compared to 2019. Income from discontinued operations for the year ended December 31, 2020 includes a gain on disposal of equipment of approximately $71,000.

Income Taxes

As of December 31, 2020, the Company had recorded a full valuation allowance on a net deferred tax asset of $4.8 million. Our income tax provision of $0.6 million for the year ended December 31, 2020, reduced the gross amount of the deferred tax asset and we reduced the valuation allowance by a like amount, which resulted in a net tax expense of approximately $12,000 in 2020, compared to $32,000 in 2019.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to Adjusted EBITDA for years ended December 31, 2020 and 2019 (in thousands):

	For the Year Ended December 31,
	2020	2019

Net loss	$(2,509)	$(7,652)
Add back
Interest expense (including discontinued operations)	1,698	2,808
Provision for income tax expense	12	32
Depreciation and amortization (including discontinued operations)	5,308	6,870
EBITDA*	4,509	2,058
Add back (deduct)
Stock-based compensation	392	275
Severance and transition costs	145	83
Patent litigation and defense cost	-	10
One-time software expense	-	64
Impairment loss	733	127
Loss (gain) on sale and disposal of equipment (including discontinued operations)	115	(80)
Gain on debt restructuring	(11,916)	-
Gain on settlement	-	(1,252)
Adler consolidation	55	156
Other expense	246	153
EBITDA related to discontinued operations	11	1,172
Adjusted EBITDA	$(5,710)	$2,766

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

Changes in Adjusted EBITDA*

Adjusted EBITDA from operations declined by approximately $8.5 million to a loss of $5.7 million for the year ended December 31, 2020 compared to adjusted EBITDA of $2.8 million for 2019, primarily due the decline in segment profits described above, the $11.9 million reduction for the non-cash gain on the restructuring of our Credit Facility and the decreases in interest expense and depreciation and amortization as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2020 and 2019 and (combined with the working capital table and discussion below) is important for understanding our liquidity (amounts in thousands):

	Years Ended December 31,
	2020	2019

Net cash (used in) provided by operating activities	$(4,443)	$4,467
Net cash provided by (used in) investing activities	1,027	(458)
Net cash provided by (used in) financing activities	4,220	(3,603)
Net increase in Cash and Cash equivalents	804	406

Cash and Cash Equivalents, beginning of period	663	257

Cash and Cash Equivalents, end of period	$1,467	$663

The following table sets forth a summary of certain aspects of our balance sheet at December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019

Current Assets	$4,880	$8,731
Total Assets	30,183	42,976
Current Liabilities	4,574	42,119
Total Liabilities	27,628	45,652
Working Capital (Current Assets net of Current Liabilities)	306	(33,388)
Stockholders’ Equity (Deficit)	2,555	(2,676)

Overview

We have accomplished several capitalization initiatives in the past year that have positioned us into a much more favorable liquidity situation. We successfully completed two equity offerings during late 2020 and early 2021 that provided net proceeds of $12.5 million. Additionally, we entered into two amendments during the in late third quarter 2020 and the first quarter of 2021 that provided us with significant relief under our Credit Facility, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering, which closed on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility.

We have relied on cash flow from operations and borrowings under the $1.0 million line of credit under our Credit Facility to satisfy our liquidity needs. Due to the funding from the two equity offerings and the restructuring and further extension of the Credit Facility, we have ample capital resources to fund operational requirements beyond the next twelve months. At December 31, 2020, in addition to cash of $1.5 million, we had $0.3 million available under the Credit Facility. Our capital requirements for 2021 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets. Under our Amended 2017 Credit Agreement, we are restricted to capital expenditures of $1.2 million during 2021.

Liquidity

As of December 31, 2020, our available liquidity was $1.8 million which represented $1.5 million in our cash balance and $0.3 million availability on the line of credit under our 2017 Credit Facility. We utilize the line of credit under our 2017 Credit Facility to fund working capital requirements and investments, and during the year ended December 31, 2020, we repaid net cash borrowings from our various lines of credit of approximately $795,000 and additionally received $1.9 million in cash proceeds from the PPP Loan.

Working Capital

As of December 31, 2020, we had working capital of approximately $306,000, compared to a working capital deficit of $33.4 million as of December 31, 2019. The $33.7 million increase in working capital was primarily attributable to; 1) the restructuring and subsequent extension of our 2017 Credit Agreement to October 15, 2022; 2) the cure of previous defaults under our 2017 Credit Agreement that allowed us to reclassify our subordinated debt with a shareholder to long-term debt; and 3)  an increase in cash and cash equivalents and a decrease in accounts payable and accrued liabilities as of December 31, 2020 compared to December 31, 2019, partially offset by an decrease in our accounts receivable, net balance as of December 31, 2020  compared to December 31, 2019.

Deferred Tax Asset, net

As of December 31, 2020, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash Flow from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $4.4 million compared to cash provided by operating activities of $4.5 million during 2019. The $8.9 million decrease was primarily due to the decrease in cash flows related to the change in accounts payable balances during the year ended December 31, 2020 compared to 2019, the non-cash impact on earnings of the gain on restructuring of our Credit Facility, partially offset by the increase in cash provided by the monetization of accounts receivable and the decrease in our net loss.

,

Cash Flow from Investing Activities

Cash provided by investing activities for the year ended December 31, 2020 was $1.0 million compared to cash used in investing activities of $458,000 during 2019. The $1.5 million increase was primarily attributable to the decrease in purchases of property and equipment and increases in proceeds from the sale of assets and insurance settlements.

Cash Flow from Financing Activities

Cash provided by financing activities for year ended December 31, 2020 was $4.2 million compared to cash used in financing activities of $3.6 million for the year ended 2019. The $7.8 million increase was primarily due to net proceeds from stock issuances, proceeds from the PPP Loan and the impact during 2019 of our repayment of the Seller Subordinated Note related to the purchase of Adler.

Outlook

Over the past three years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in frac water heating. We face a very difficult operating environment in 2021 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. In order to position us in a more sustainable liquidity situation, we successfully completed two equity offerings during late 2020 and early 2021 that provided net proceeds of $12.5 million. Additionally, we entered into two amendments during the in late third quarter 2020 and the first quarter of 2021 that provided us with significant relief under our Credit Facility, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering, which closed on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility. Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined throughout 2020 due to the depression of , commodity prices and the impacts of COVID-19. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations

Our capital obligations as of December 31, 2020 consist primarily the 2017 Credit Agreement which matures October 15, 2022. In addition, we also have scheduled principal payments under certain term loans, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

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

Long-Lived Assets

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2015 through 2019 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2015 to 2019.

Business Combinations

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

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enservco Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Enservco Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment over Long-lived Assets – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company's long-lived assets were $63.2 million and related depreciation and amortization was $42.3 million as of December 31, 2020. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets during the twelve months ended December 31, 2020.

We identified the Company's impairment assessment over long-lived assets as a critical audit matter. The principal considerations for our determination include the high degree of management subjectivity in determining significant assumptions included in the Company’s undiscounted cash flows model, which include management’s estimates related to forecasted future growth rates and demand for services. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to develop their estimates included in the impairment assessment of long-lived assets. We also evaluated the design of key controls used by management to develop their estimates.

●

We evaluated the reasonableness of the Company’s undiscounted cash flow forecast used in the impairment assessment by performing inquiries with management, comparing prior period forecasts to actual results, and considering positive and negative evidence impacting management’s forecasts. We tested the mechanical accuracy of the amounts and formulas included in the Company’s undiscounted cashflow assessment and agreed long-lived asset balances to the Company’s consolidated general ledger.

Management’s Assessment over Going Concern – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the twelve months ended December 31, 2020 and 2019, the Company incurred net losses of $1.4 million and $7.7 million, respectively. As of December 31, 2020, the Company had total current assets of $4.4 million, which slightly exceeded their total current liabilities by $24,000. As of December 31, 2019, the Company had total current liabilities of $42.1 million, which exceeded their total current assets of $8.7 million by $33.4 million. Due to the recent developments and improvements to their financial position as discussed in Note 2 to the consolidated financial statements, including conversion of related party debt to equity, certain modifications and extension of maturity on the Company’s East West Bank Revolving Credit Facility, and proceeds from the September 28, 2020 at-the-market offering, the Company believes there is no substantial doubt over their ability to continue as a going concern from one year after the date of issuance of the audited consolidated financial statements, or March 23, 2021.

We identified the Company's assessment over going concern as a critical audit matter. The principal considerations for our determination include the high degree of management subjectivity in determining significant assumptions included in the Company’s estimation of future cash flows, which include management’s estimates related to future operations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to develop their estimates included in the future cash flows assessment. We also evaluated the design of key controls used by management to develop their estimates.

●

We tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash flows in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors.

●	We reviewed subsequent events, compliance with terms of the debt agreement, read Board of Director meeting minutes, and performed inquiries with those charged with governance.
●	We also evaluated the adequacy of the Company’s disclosures in Note 2 in relation to the going concern uncertainty matter.

We have served as the Company’s auditor since 2010.

Denver, Colorado

March 23, 2021

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,467	$663
Accounts receivable, net	1,733	6,424
Prepaid expenses and other current assets	858	1,016
Inventories	295	398
Income tax receivable, current	-	43
Assets held for sale	527	-
Current assets of discontinued operations	-	187
Total current assets	4,880	8,731

Property and equipment, net	20,317	26,620
Goodwill	546	546
Intangible assets, net	617	828
Income tax receivable, non-current	-	14
Right-of-use asset - finance, net	129	569
Right-of-use asset - operating, net	2,918	3,793
Other assets	423	445
Non-current assets of discontinued operations	353	1,430

TOTAL ASSETS	$30,183	$42,976
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,931	$4,470
Senior revolving credit facility, related party (including future interest payable of $892 and $0, respectively - see Note 2 and Note 7)	1,593	33,994
Subordinated debt, related party (Note 2)	-	2,381
Lease liability - finance, current	65	207
Lease liability - operating, current	854	848
Current portion of long-term debt	100	147
Current liabilities of discontinued operations	31	72
Total current liabilities	4,574	42,119

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $485 and $0, respectively - see Note 2 and Note 7)	17,485	-
Subordinated debt, related party (Note 2)	1,180	-
Long-term debt, less current portion	2,052	198
Lease liability - finance, less current portion	55	259
Lease liability - operating, less current portion	2,185	3,009
Other liabilities	88	33
Long-term liabilities of discontinued operations	9	34
Total long-term liabilities	23,054	3,533
Total liabilities	27,628	45,652

Commitments and contingencies (Note 12)

Stockholders’ Equity (Deficit)
Preferred stock. $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $0.005 par value, 100,000,000 shares authorized, 6,307,868 and 3,709,522 shares issued as of December 31, 2020 and December 31, 2019, respectively; 6,907 shares of treasury stock as of December 31, 2020 and 2019; and 6,300,961 and 3,702,615 shares outstanding December 31, 2020 and December 31, 2019, respectively	32	19
Additional paid-in-capital	30,052	22,325
Accumulated deficit	(27,529)	(25,020)
Total stockholders’ equity (deficit)	2,555	(2,676)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,183	$42,976

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	For the Year Ended December 31,
	2020	2019

Revenues
Production services	$7,714	$14,704
Completion and other services	7,969	28,322
Total revenues	15,683	43,026

Expenses
Production services	8,410	13,575
Completion and other services	8,801	21,032
Sales, general and administrative expenses	5,002	6,153
Patent litigation and defense costs	-	10
Severance and transition costs	145	83
Loss (gain) on disposal of equipment	47	(73)
Impairment loss	733	127
Depreciation and amortization	5,282	5,692
Total operating expenses	28,420	46,599

Loss from operations	(12,737)	(3,573)

Other income (expense)
Interest expense	(1,695)	(2,805)
Gain on restructuring of senior revolving credit facility (Note 7)	11,916	-
Gain on settlement	-	1,252
Other income (expense)	126	(162)
Total other income (expense)	10,347	(1,715)

Loss from continuing operations before income tax expense	(2,390)	(5,288)
Income tax expense	(12)	(32)
Loss from continuing operations	$(2,402)	$(5,320)
Loss from discontinued operations (Note 6)	(107)	(2,332)
Net loss	$(2,509)	$(7,652)

Loss from continuing operations per common share – basic and diluted	$(0.57)	$(1.43)
Loss from discontinued operations per common share – basic and diluted	(0.03)	(0.63)
Net loss per share – basic and diluted	$(0.60)	$(2.06)

Weighted average number of common shares outstanding – basic and diluted	4,174	3,713

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2019	3,619	$18	$22,050	$(17,466)	$4,602

Opening balance adjustment	-	-	-	98	98
Stock-based compensation, net of issuance costs	-	-	277	-	277
Restricted share issuances	102	1	(2)	-	(1)
Restricted share cancellations	(18)	-	-	-	-
Net loss	-	-	-	(7,652)	(7,652)

Balance at December 31, 2019	3,703	$19	$22,325	$(25,020)	$(2,676)

Stock-based compensation, net of issuance costs	-	-	392	-	392
Shares issued in at the market offering, net of offering costs (Note 2)	1,694	8	3,293	-	3,301
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion (Note 2)	404	2	1,513	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit facility debt restructuring (Note 2 and Note 7)	533	3	2,529	-	2,532
Unrestricted share issuance	6	-	-	-	-
Restricted share cancellations	(50)	-	-	-	-
Additional shares issued due to rounding up of fractional shares in connection with reverse stock split	11	-	-	-	-
Net loss	-	-	-	(2,509)	(2,509)

Balance at December 31, 2020	6,301	$32	$30,052	$(27,529)	$2,555

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(2,509)	$(7,652)
Net loss from discontinued operations	(107)	(2,332)
Net loss from continuing operations	(2,402)	(5,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,282	5,692
Loss (gain) on disposal of property and equipment	47	(73)
Impairment loss	733	127
Gain on settlement	-	(1,252)
Stock-based compensation	392	275
Amortization of debt issuance costs and discount	131	321
Gain on restructuring of senior revolving credit facility	(11,916)	-
Gain on early termination of finance leases	(3)	-
Interest paid-in-kind on line of credit	326	-
Lease termination expense	-	62
Provision for bad debt expense	140	160
Changes in operating assets and liabilities
Accounts receivable	4,551	3,257
Inventories	103	116
Prepaid expenses and other current assets	157	17
Income taxes receivable	43	43
Amortization of operating lease assets	829	736
Other assets	1	274
Accounts payable and accrued liabilities	(2,272)	1,328
Operating lease liabilities	(771)	(727)
Other liabilities	54	44
Net cash (used in) provided by operating activities - continuing operations	(4,575)	5,080
Net cash provided by (used in) operating activities - discontinued operations	132	(613)
Net cash (used in) provided by operating activities	(4,443)	4,467

INVESTING ACTIVITIES
Purchases of property and equipment	(361)	(1,191)
Proceeds from insurance claims	294	49
Proceeds from disposal of property and equipment	329	284
Net cash provided by (used in) investing activities - continuing operations	262	(858)
Net cash provided by investing activities - discontinued operations	765	400
Net cash provided by (used in) investing activities	1,027	(458)

FINANCING ACTIVITIES
Gross proceeds from stock issuance	3,597	-
Stock issuance costs and registration fees	(296)	-
Net line of credit (repayments) borrowings	(795)	61
Proceeds from issuance of long-term debt	1,940	500
Repayment of long-term debt	(134)	(115)
Repayment of note	-	(3,700)
Payments of finance leases	(159)	(326)
Proceeds from sale of finance lease assets	67	-
Other financing	-	(1)
Net cash provided by (used in) financing activities - continuing operations	4,220	(3,581)
Net cash used in financing activities - discontinued operations	-	(22)
Net cash provided by (used in) financing activities	4,220	(3,603)

Net increase in Cash and Cash Equivalents	804	406
Cash and Cash Equivalents, beginning of period	663	257
Cash and Cash Equivalents, end of period	$1,467	$663

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Supplemental cash flow information:
Cash paid for interest	$1,414	$2,281
Cash paid for income taxes	2	32
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash reduction of senior revolving credit facility	$16,000	$-
Non-cash issuance of common stock and warrants in connection with restructuring of senior revolving credit facility	2,532	-
Non-cash conversion of subordinated debt and accrued interest to common stock	1,515	-
Non-cash conversion of accrued interest to senior revolving credit facility debt	326	-
Non-cash proceeds from senior revolving credit facility debt	-	125

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Enservco Corporation (“Enservco”) through its wholly owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (Completion and other services); and hot oiling and acidizing (Production services).

The accompanying condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of December 31, 2020 and 2019 and the results of operations for the years then ended.

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

Note 2 - Summary of Significant Accounting Policies and Recent Developments

Recent Developments and Going Concern Assessment

As of December 31, 2019, On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provided for a three-year, $37.0 million senior secured revolving credit facility (the "Credit Facility"). On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment to Loan and Security Agreement and Waiver (the "Fifth Amendment") which, among other things, provided for a loan concession of $16.0 million in exchange for 533,334 shares of Company common stock and a warrant to purchase up to 1,000,000 additional shares of Company common stock in the future, as well as further extending the maturity date for the repayment of the Credit Facility to October 15, 2021. On February 1, 2021, we entered into the Sixth Amendment to Loan and Security Agreement (the "Sixth Amendment") which extended the maturity date of the loan for an additional year to October 15, 2022, and modified certain covenants.

The Fifth Amendment modified certain covenants and cured our previous breaches of two covenants. The Fifth Amendment caused us to regain compliance with both our Credit Facility and subordinated debt agreements with a related party, and we have since complied with the new compliances set forth under the Fifth Amendment and Sixth Amendment.

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. This transaction was finalized on September 15, 2020. On February 3, 2021, the Company exchanged the remaining 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares is exercisable beginning February 3, 2022 until February 3, 2026.

On September 28, 2020, the Company filed a prospectus supplement to finalize the S-3 (the "Shelf Registration") that was filed on July 24, 2020. On September 29, 2020, in connection with the Shelf Registration, the Company, through its sales agent Alliance Global Partners ("AGP"), released an at-the-market offering (the "Public Offering") which was designed to raise capital by issuing securities into the trading market, over-time, at the then-market price of the securities at the time they are sold. As a result of the Public Offering, we sold 1,694,219 shares of Company common stock, and collected net proceeds of $3.5 million.

On February 4, 2021, the Company filed an S-1/A to finalize the S-1 (the "Second Public Offering") that was filed on January 21, 2021. On February 10, 2021, through its sales agent AGP, the Company priced and closed the Second Public Offering and issued 4,199,998 of Company common stock into the trading market at a price of $2.30 per share. As a result of the Second Public Offering, the Company collected net proceeds of $9.0 million. The Company made a $3.0 million principal payment on the Credit Facility upon the funding of the Second Public Offering.

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the twelve months ended December 31, 2020 and 2019, we incurred net losses of $2.5 million and $7.7 million, respectively. As of December 31, 2020, we had total current assets of $4.9 million and total current liabilities of $4.6 million, or working capital of $306,000. As of December 31, 2019, we had total current liabilities of $42.1 million, which exceeded our total current assets of $8.7 million, or a working capital deficit of $33.4 million. During 2020, Company management underwent a thorough analysis of costs incurred by the Company including payroll and related costs, capital expenditures and profitability of our segments. As such, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. Due to the recent developments and the improvements to our financial position noted above, the Company believes there is no longer substantial doubt over our ability to continue as a going concern from one year after the date of issuance of our audited financial statements, or March 23, 2022.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2020 and 2019, the Company had an allowance for doubtful accounts of approximately $322,000 and $246,000, respectively. For the years ended December 31, 2020 and 2019, the Company recorded approximately $140,000 and $160,000, respectively, to bad debt expense.

Concentrations

As of December 31, 2020, one customer represented more than 10% of the Company's accounts receivable balance at 26%. Revenues from one customer represented approximately 14% of total revenues for the year ended December 31, 2020. As of December 31, 2019, two customers represented more than 10% of the Company's accounts receivable balance at 16% and 11% respectively. Revenues from one customer represented approximately 11% of total revenues for the year ended December 31, 2019.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2020 and 2019, the Company recognized write-offs of approximately $18,000 and $0, respectively.

Property and Equipment

Property and equipment consist of (1) trucks, trailers and pickups; (2) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (3) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; and (4) other equipment such as tools used for maintaining and repairing vehicles, and office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

The Company has leased trucks and equipment in the normal course of business, which may be recorded as operating or finance leases, depending on the term of the lease. The Company recorded rental expense on equipment under operating leases over the lease term as it becomes payable; there were no rent escalation terms associated with these equipment leases. The Company records amortization expense on equipment under finance leases on a straight-line basis as well as interest expense based on our implicit borrowing rate at the date of the lease inception. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. During the fourth quarter of 2020, the continuing impacts of the COVID-19 pandemic and depressed oil and gas commodity price and demand, and the resulting decrease in active North American oil rig count led to a 70% decrease in revenues during the fourth quarter of 2020 compared to the same period in 2019. The Company determined that these were triggering events which could indicate impairment of its long-lived assets in each of the first and fourth quarters of 2020. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed its undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets held and used during the twelve months ended December 31, 2020. For a description of impairment recorded in the fourth quarter of 2020 on Assets Held for Sale, see below. During the year ended December 31, 2019, the Company recorded impairment charges of approximately $127,000 related to its salt water disposal wells. The Company divested the last saltwater disposal well during the second quarter of 2020.

Assets Held for Sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the years ended December 31, 2020 and 2019, the Company recorded impairment charges of approximately $733,000 and $0, respectively.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale in our consolidated balance sheets. Refer to Note 2.

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

The Company completed its annual goodwill impairment test as of December 31, 2020. The Company tests for impairment by comparing the fair value of our reporting units, which for the Company is our reporting segments, to the carrying value of the reporting units. If the carrying value of any reporting unit exceeds the fair value calculated, an impairment charge is recorded for the difference in fair value and carrying value, up to the amount of goodwill allocated to the reporting unit(s). Our fair value is estimated using a combination of the income and market approaches.

As a result of performing the annual test of impairment, the Company recognized no impairment of its goodwill during the year ended December 31, 2020.

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

Disaggregation of Revenue

See Note 13 - Segment Reporting for disaggregation of revenue.

Earnings (Loss) Per Share

Earnings per Common Share - Basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Earnings per Common Share - Diluted earnings is calculated by dividing net income (loss) by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options, restricted stock and warrants.

As of December 31, 2020 and 2019, there were outstanding stock options, warrants and unvested restricted stock awards to acquire an aggregate of 1,079,628 and 307,111 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of December 31, 2020 and 2019, these outstanding stock options, unvested restricted stock awards and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2020 and 2019, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings per share for the years ended December 31, 2020 and 2019.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - "Expenses of Offering". Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the Public Offering, that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the Public Offering. As the securities are being offered into the market over-time by AGP, the Company will continue to incur commissions and fees associated with the sales until all of the securities in the Public Offering are sold into the market. At December 31, 2020 and December 31, 2019, offering costs totaling approximately $296,000 and $0, respectively, have been charged to stockholders' equity (deficit).

Derivative Instruments

From time to time, the Company has interest rate swap agreements in place to hedge against changes in interest rates. The fair value of the Company’s derivative instruments are reflected as assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the resulting designation. Transactions related to the Company’s derivative instruments accounted for as hedges are classified in the same category as the item hedged in the consolidated statement of cash flows. The Company did not hold derivative instruments at December 31, 2020 or 2019, for trading purposes.

On February 23, 2018, we entered into an interest rate swap agreement with East West Bank in order to hedge against the variability in cash flows from future interest payments related to the 2017 Credit Agreement. The terms of the interest rate swap agreement included an initial notional amount of $10.0 million, a fixed payment rate of 2.52% paid by us and a floating payment rate equal to LIBOR paid by East West Bank. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations. The fair value of the interest rate swap agreement is recorded in Other Liabilities and changes to the fair value are recorded to Other Expense. The swap agreement matured during the second quarter of 2020, the balance was adjusted to $0 and a $23,000 gain was recorded to other income (expense).

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

Interest and penalties associated with tax positions are recorded in the period assessed as Other expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2017 through 2020 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2016 to 2020.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017, the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the years ended December 31, 2020 or 2019. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Recently Adopted

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

In January 2017, the FASB issued ASU 2017-04,  Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04) . The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 on January 1, 2020, and performed its annual goodwill impairment test pursuant to the requirements of ASU 2017-04.

Recently Issued

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

Note 3 - Property and Equipment

Property and equipment consist of the following at (amounts in thousands):

	December 31,	December 31,
	2020	2019
Trucks and vehicles	$57,224	$59,788
Other equipment	1,319	1,303
Buildings and improvements	3,176	3,184
Land	378	378
Total property and equipment	62,097	64,653
Accumulated depreciation	(41,780)	(38,033)
Property and equipment, net	$20,317	$26,620

For the years ended December 31, 2020 and 2019, the Company recorded approximately $4.9 million and $5.3 million, respectively, in depreciation expense.

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

In connection with the execution of the Settlement Agreement, we reviewed our estimates and allocation of the fair value of assets acquired, consideration transferred, and contingent consideration given in connection with the Transaction. In our judgment, the reduction in the fair value of the consideration did not have a clear and direct link to the purchase price, and therefore the change in the fair value of the Indemnity Holdback Payment of approximately $908,000, the change in the fair value of the Earn-Out Payment, of approximately $44,000, and the $300,000 reduction in the amount of the Seller Subordinated Note, were each recorded as gains within other income (expense) in the accompanying Statements of Operations for the year ended December 31,2019.

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

Note  5 – Intangible Assets

The components of our intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(450)	(239)
Net carrying value	$617	$828

The useful lives of our intangible assets are estimated to be five years. The amortization expense was approximately $211,000 in 2020 and $205,000 in 2019.

The following table represents the amortization expense for the next five years (in thousands):

	2021	2022	2023	2024	2025
Customer relationships	$125	$125	$104	$-	$-
Intellectual property	93	93	77	-	-
Total intangible asset amortization expense	$218	$218	$181	$-	$-

Note 6 – Discontinued Operations

Heat Waves Water Management

During December, 2019, the Heat Waves Water Management business ceased operations for customers. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate positive operating cash flow. The Company sold several  HWWM assets during 2020. HWWM was previously reported in the Water Transfer Services segment, however, the Company redefined its segments for the year ended December 31, 2019, and Water Management Services is no longer a reporting segment.

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	December 31,	December 31,
	2020	2019
Carrying amount of major classes of assets included as part of discontinued operations:
Accounts receivable, net	$-	$175
Property and equipment, net	321	1,373
Prepaid expenses and other current assets	-	12
Other assets	32	57
Total major classes of assets of discontinued operations	$353	$1,617

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	6	47
Other liabilities	34	59
Total liabilities included as part of discontinued operations	$40	$106

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	December 31,	December 31,
	2020	2019

Revenue	$-	$3,303
Cost of sales	(11)	(4,446)
Sales, general, and administrative expenses	-	(23)
Depreciation and amortization	(26)	(1,177)
Other income and expense items that are not major	(70)	11
Total loss on discontinued operations that is presented in the Statements of Operations	$(107)	$(2,332)

Note 7 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note 2 of the accompanying Notes to the Condensed Consolidated Financial Statements) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provided for a loan forgiveness of $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment further extended the maturity date and modified the financial covenants effective January 1, 2021. There are no required principal payments until maturity on October 15, 2022, and interest is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

As of December 31, 2020, we had an outstanding principal loan balance under the Credit Facility of approximately $17.7 million with a weighted average interest rates of 8.25% per year. As of December 31, 2020, our availability under the amended 2017 Credit Agreement was approximately $0.3 million. The Credit Facility balance of $19.1 million at December 31, 2020 includes $1.4 million of future interest payable due over the remaining term of the Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

Under the amended 2017 Credit Agreement, we are subject to the following financial covenants:

(1) On December 31, 2020, we were required to maintain liquidity of not less than $1.5 million; and

(2) For each trailing three-month period, commencing with the three-month period ending March 31, 2021, we are required to achieve gross revenue of at least seventy percent (70%) of our projected gross revenue; and

(3) We are limited to a capital expenditures cap of $1.2 million for any fiscal year that the loan remains outstanding.

In connection with amending the 2017 Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock, and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank cannot be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and were recorded in additional paid-in capital. The Company recorded a total gain on the debt restructuring of $11.9 million for the year ended December 31, 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant. The per share effect of the gain on both basic and diluted earnings per common share was $2.85 for the year ended December 31, 2020.

Debt Issuance Costs

We have capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs are being amortized to interest expense over the term of the facility on a straight-line basis. The long-term portion of debt issuance costs of approximately $0 and $82,000 is included in Other Assets in the accompanying condensed consolidated balance sheets for December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company amortized approximately $82,000 and $140,000, respectively, of these costs to Interest Expense.

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

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. East West Bank has since approved our application, recommended forgiveness of the entire amount of the Note and sent the application to the SBA for final approval. As of the date of the filing of this 10-K, the SBA has not concluded on our application of loan forgiveness.

Notes Payable

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2020	2019

Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Matures October 15, 2022. See Note 2 - Summary of Significant Accounting Policies and Recent Developments for discussion of principal payment subsequent to December 31, 2020.	$19,078	$33,994

Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022.	1,940	-

Subordinated Promissory Notes with related party, Interest at 10% and is paid quarterly. Matures June 28, 2022. See Note 2 - Summary of Significant Accounting Policies and Recent Developments for discussion of conversion of outstanding debt balance subsequent to December 31, 2020.	1,250	2,500

Real Estate Loan for a facility in North Dakota, interest at 5.75% and monthly principal and interest payment of $5,255 until October 3, 2028. Collateralized by land and property purchased with the loan.	167	218

Vehicle loans for three pickups, interest at 8.59%, monthly principal and interest payments of $3,966. Matures in August 2021.	31	74

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS.	14	53
Total	22,480	36,839
Less debt discount	(70)	(119)
Less current portion	(1,693)	(36,522)
Long-term debt, net of debt discount and current portion	$20,717	$198

Aggregate maturities of debt are as follows (in thousands):

Years Ended December 31,
2021	$1,693
2022	20,733
2023	54
Total	$22,480

Note 8 - Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurement
December 31, 2020
Derivative Instrument
Interest rate swap liability	$-	$-	$-	$-

December 31, 2019
Derivative Instrument
Interest rate swap liability	$-	$23	$-	$23

The following table represents a reconciliation of our Level 3 liability measured at fair value (in thousands):

	Year Ended December 31,
	2020	2019
Fair value of Level 3 instrument at the beginning of the period	-	931
Less: Settlement of Adler liability	-	(931)
Fair value of Level 3 instrument at the end of period	$-	$-

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. As of December 31, 2020 and 2019, the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and interest approximates fair value due to the short-term nature of such items. The carrying value of the Company’s credit agreements are carried at cost which are approximately the fair value of the debt as the related interest rate are at the terms that approximate rates currently available to the Company.

The Company did not have any transfers of assets or liabilities between Level 1, Level 2 or Level 3 of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019.

Note 9 – Income Taxes

The income tax provision (benefit) from operations consists of the following (in thousands):

	December 31,
	2020	2019
Current
Federal	$-	$-
State	12	32
Total Current	12	32
Deferred
Federal	-	-
State	-	-
Total Deferred	-	-
Total Income Tax Benefit	$12	$32

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to income (loss) from operations before taxes to the provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019

Computed income taxes at 21% for 2020 and 2019, respectively	$(502)	$(1,118)

(Decrease) increase in income taxes resulting from:
State and local income taxes, net of federal impact	(72)	(154)
Change in valuation allowance	571	1,298
Stock-based compensation	1	14
Other	14	(8)

Benefit for income taxes	$12	$32

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

We have a requirement of reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. As of December 31, 2020 and 2019, the Company does not have an unrecognized tax liability.

The Company has approximately $28.2 million of net operating losses that will begin to expire in the year 2036.

The components of deferred income taxes for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019

Deferred tax assets
Reserves and accruals	$183	$1,040
Amortization	53	(12)
Capital losses and other	13	11
Non-qualified stock option expense	194	182
Loss Carryforwards	7,066	6,897
Total deferred tax assets	7,509	8,118
Valuation allowance	(4,757)	(4,951)
Net deferred tax assets	2,752	3,167

Deferred tax liabilities
Depreciation	(2,752)	(3,167)
Total deferred tax liabilities	(2,752)	(3,167)

Net deferred tax assets (liabilities)	$-	$-

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company recorded a valuation allowance of $4.8 million and $4.9 million as of December 31, 2020 and 2019, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as other expense. The Company did not incur any interest and penalties for the years ended December 31, 2020 and 2019, respectively.

The Company files tax returns in various states in the United States, including but not limited to Colorado, Kansas, New Mexico, North Dakota, Oklahoma, Pennsylvania and Texas. The Company’s United States federal income tax filings for tax years 2017 through 2020 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2016 to 2020.

Note 10 – Stockholders' Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 2,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $5.40 per share and vested over a one-year period, 1,000 shares on December 21, 2016 and 1,000 shares on June 21, 2017. As of December 31, 2020, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $10.50 per share.

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River Partners, L.P. one five-year warrant to buy an aggregate total of 41,667 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants had a grant-date fair value of $2.40, were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

On September 23, 2020, in connection with the Fifth Amendment, the Company granted East West Bank one five-year warrant to buy an aggregate total of 1,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants had a grant-date fair value of $1.42, were fully vested upon issuance and remain outstanding and are exercisable beginning one-year from the issuance date on September 23, 2021 and until September 23, 2025.

A summary of warrant activity for the years ended December 31, 2020 and 2019 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Warrants	Shares	Price	Life (Years)

Outstanding at January 1, 2019	2,000	$10.50	2.5
Issued	41,667	3.00	4.9
Outstanding at December 31, 2019	43,667	$3.34	4.7
Issued	1,000,000	3.75	4.7
Outstanding at December 31, 2020	1,043,667	$3.73	4.7

Exercisable at December 31, 2020	43,667	$3.34	3.7

Note 11 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2020, there were options to purchase 7,746 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448 for a total reserve of 692,782 shares. As of December 31, 2020, there were options to purchase 3,823 shares and we had granted restricted stock shares of 24,393 that remained outstanding under the 2016 Plan.

During the year ended December 31, 2020, no options were granted or exercised. During the year ended December 31, 2019, no stock options were granted. During the year ended December 31, 2019, 82,000 options were exercised resulting in the issuance of 44,263 shares.

The following is a summary of stock option activity for all equity plans for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2019	169,645	$12.75	2.54	$93
Forfeited or Expired	(39,956)	26.70	-	-

Outstanding at December 31, 2019	129,689	$8.45	1.95	$-
Forfeited or Expired	(118,120)	8.54	-	-
Outstanding at December 31, 2020	11,569	$5.87	0.53	$-
Vested at December 31, 2020	11,569	$5.87	0.53	$-
Exercisable at December 31, 2020	11,569	$5.87	0.53	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2020.

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation costs for stock options of approximately $3,000 and $77,000, respectively, in sales, general and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

A summary of the status of non-vested shares underlying the options are presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value

Non-vested at January 1, 2019	39,589	$3.00
Vested	(32,400)	2.85
Forfeited	(3,656)	3.30
Non-vested at December 31, 2019	3,533	$3.30
Vested	(1,755)	3.36
Forfeited	(1,778)	19.29
Non-vested at December 31, 2020	-	$-

As of December 31, 2020, there was no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

Restricted Stock

Restricted shares issued pursuant to restricted stock awards under the 2016 Stock Plan are restricted as to sale or disposition. These restrictions lapse periodically generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to expense on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged over the life of the award.

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant- Date Fair Value

Restricted shares at January 1, 2019	55,778	14.70
Granted	98,200	4.05
Vested	(2,888)	19.20
Forfeited	(17,334)	16.80
Restricted shares at December 31, 2019	133,756	8.25
Granted	10,001	2.49
Vested	(69,777)	6.56
Forfeited	(49,587)	8.05
Restricted shares at December 31, 2020	24,393	7.32

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation costs for restricted stock of approximately $389,000 and $199,000 in sales, general, and administrative expenses, of which $301,000 was related to severance compensation in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. In addition, of the 69,777 shares that vested during 2020, 59,667 shares were related to the former CEO's separation agreement, as were 6,667 of the 10,001 shares that were granted during 2020. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Stock options	93,747	143,094
Restricted stock	58,220	99,843
Warrants	314,158	7,594
Weighted average	466,125	250,531

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

 As of December 31, 2020, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating and finance lease commitments are as follows (in thousands):

Twelve Months Ending December 31,	Operating Leases	Finance Leases
2021	$964	$98
2022	774	41
2023	641	14
2024	473	10
2025	354	-
Thereafter	179	-
Total future lease commitments	3,385	163
Impact of discounting	(346)	(43)
Discounted value of lease obligations	$3,039	$120

The following table summarizes the components of our gross operating lease costs incurred during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease expense:
Current lease cost	$55	$954
Long-term lease cost	1,107	411
Total operating lease cost	$1,162	$1,365
Finance lease expense:
Amortization of right-of-use assets	$189	$219
Interest on lease liabilities	19	28
Total lease cost	$208	$247

Our weighted-average lease term and discount rate used during the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating
Weighted-average lease term (years)	4.08	4.60
Weighted-average discount rate	6.08%	6.08%
Finance
Weighted-average lease term (years)	2.09	2.16
Weighted-average discount rate	5.94%	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $150,000 and $68,000 as of December 31, 2020 and December 31, 2019, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2020. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and will no longer be self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of December 31, 2020, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through December 31, 2018, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. We recorded the remaining approximately $189,000 in payments made under the policy as a long-term asset, which we expect will either be recorded as expense in future periods, or refunded to us by the insurance carrier, depending on the outcome of the individual claim described above, and the final cost of any additional open claims incurred under the policy. As of December 31, 2020, we believe we have paid all amounts contractually due under the policy. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Note 13- Segment Reporting

In 2019 we reorganized our business segments to align with how the oil and gas industry and our management team evaluates the business. Enservco’s reportable business segments are Production Services and Completion and Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company.

The following is a description of the segments:

Production Services: This segment utilizes a fleet of hot oil trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oil services and acidizing services.

Completion and Other Services: This segment utilizes a fleet of frac water heating units to provide frac water heating services to the domestic oil and gas industry. These services also include other services, which consists primarily of hauling and transport of materials for customers.

Unallocated includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
Year Ended December 31, 2020:
Revenues	$7,714	$7,969	$-	$15,683
Cost of Revenue	8,410	8,801	-	17,211
Segment Loss	$(696)	$(832)	$-	$(1,528)

Depreciation and Amortization	$2,378	$2,512	$392	$5,282

Capital Expenditures	$176	$185	$-	$361

Identifiable assets (1)	$12,353	$13,050	$939	$26,342

Year Ended December 31, 2019:
Revenues	$14,704	$28,322	$-	$43,026
Cost of Revenue	13,575	21,032	-	34,607
Segment Profit	$1,129	$7,290	$-	$8,419

Depreciation and Amortization	$2,648	$2,922	$122	$5,692

Capital Expenditures	$399	$419	$373	$1,191

Identifiable assets (1)	$18,233	$19,121	$1,420	$38,774

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	December 31,	December 31,
	2020	2019

Segment (loss) profit	$(1,528)	$8,419
Sales, general and administrative expenses	(5,002)	(6,153)
Patent litigation defense costs	-	(10)
Severance and transition costs	(145)	(83)
(Loss) gain from disposal of equipment	(47)	73
Impairment loss	(733)	(127)
Depreciation and amortization	(5,282)	(5,692)
Loss from Operations	$(12,737)	$(3,573)

Geographic Areas:

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions during the fiscal years ended December 31, 2020 and 2019 (amounts in thousands):

	For the Year Ended December 31,
	2020	2019
BY GEOGRAPHY:
Production Services:
Rocky Mountain Region (1)	$2,689	$6,515
Central USA Region (2)	4,552	7,449
Eastern USA Region (3)	473	740
Total Production Services	7,714	14,704

Completion and Other Services:
Rocky Mountain Region (1)	6,601	21,535
Central USA Region (2)	108	3,223
Eastern USA Region (3)	1,260	3,564
Total Completion and Other Services	7,969	28,322
Total Revenues	$15,683	$43,026

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

Note 14- Subsequent Events

Subsequent to December 31, 2020, the Company entered into a series of capitalization transactions, including a $9.0 million equity raise, of which $3.0 million was used to fund a principal payment on our Credit Facility, a $1.3 million conversion of subordinated debt and accrued interest with a related party to equity, and an extension of our Credit Facility for one additional year, which extended the maturity date to October 15, 2022. See Note 2 - Summary of Significant Accounting Policies and Recent Developments for discussion of these transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings "Board of Directors," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included under the heading "Compensation of Directors and Executive Officers" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2020:

Equity Compensation Plan Information
				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders	11,569	(1)	$5.87	656,820	(3)

Equity Compensation Plans Not Approved by Security Holders	2,000	(2)	10.50	-

Total	13,569		$6.55	656,820

(1)	Represents unexercised options outstanding under the Company’s 2016 Stock Incentive Plan.

(2)	Consists of (i) a 2,000 share warrant issued in June 2016 to the principals of the Company’s existing investor relations firm exercisable at $10.50 per share.

(3)

Calculated as 692,782 shares of common stock reserved for the 2016 Stock Incentive Plan less 11,569 options outstanding or exercised under the 2016 Plan and 24,393 of Restricted Stock Award shares outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

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

As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2020, there are no options to purchase shares under the 2010 Plan.

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

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 692,782 shares through September 29, 2026 (the stated life of the 2016 plan). As of December 31, 2020, there were options to purchase 11,569 shares outstanding, 61,778 options had been exercised pursuant to the 2016 Plan, and 24,393 Restricted Stock Award shares outstanding under the 2016 Plan.

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

Other Stock Compensation Arrangements

In November 2012, the Company granted each of the principals of its existing investor relations firm a warrant to purchase 7,500 shares of the Company’s common stock (a total of 15,000 shares) for the firm’s part in creating awareness for the Company’s private equity placement, in November 2012, as discussed herein. The warrants were exercisable at $8.25 per share for a five-year term. Each of the warrants may be exercised on a cashless basis. The warrants also provide that subject to various conditions, the holders have piggy-back registration rights with respect to the shares of common stock that may be acquired upon the exercise of the warrants. None of these warrants remain outstanding at December 31, 2020.

The information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS

Exhibit No.	Title

1.01	Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020. (21)
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation. (2)
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020. (18)
3.04	Amended and Restated Bylaws. (3)
4.01	Description of Securities. (13)
4.02	Warrant to Purchase Common Stock dated September 23, 2020. (17)
10.01	2016 Stock Incentive Plan. (4)
10.02	Employment Agreement between the Company and Marjorie A. Hargrave. (9)
10.03	Loan and Security Agreement with East West Bank, a California banking corporation. (22)
10.04	Form of Indemnification Agreement. (5)
10.05	Subordinated Loan Agreement. (10)
10.06	Subordinated Promissory Note – $1.0 Million. (7)
10.07	Subordinated Promissory Note – $1.5 Million. (7)
10.08	Warrant – 645,161 Shares. (7)
10.09	Warrant – 967,741 Shares. (7)
10.10	Executive Severance Agreement effective May 29, 2020, by and between Ian E. Dickinson and the Company (14)
10.11	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017. (8)
10.12	Second Amendment to Loan and Security Agreement dated October 26, 2018. (11)
10.13	Third Amendment to Loan and Security Agreement dated August 12, 2019. (10)
10.14	Membership Interest Purchase Agreement to purchase Adler Hot Oil Service, LLC. (12)
10.15	Seller Subordinated Promissory Note. (18)
10.16	PPP Promissory Note dated April 10, 2020. (15)
10.17	Fourth Amendment to Loan and Security Agreement dated July 6, 2020. (16)
10.18	Fifth Amendment to Loan and Security Agreement dated September 23, 2020 (17)
10.19	Sixth Amendment to Loan and Security Agreement dated February 1, 2021 (19)
10.20	Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021. (20)
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (6)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.1	Consent of Plante & Moran, PLLC.
24.1	Power of Attorney (included on signature page).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer). Filed herewith.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). Filed herewith.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer). Filed herewith.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer). Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(8)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(9)	Incorporated by reference from the Company's Current Report on Form 8-K dated July 24, 2019, and filed on July 24, 2019.
(10)	Incorporated by reference from the Company's Current Report on From 10-Q dated June 30, 2019 and filed on August 14, 2018.
(11)	Incorporated by reference from the Company's Current Report on From 8-K dated October 26, 2018 and filed on November 1, 2018.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(13)	Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 29, 2019, and filed on June 2, 2019.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 10, 2020, and filed on April 16, 2020.
(16)	Incorporated by reference from the Company’s Current Report on From 10-Q dated June 30, 2020 and filed on August 14, 2020.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 1, 2021, and filed on February 2, 2021.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020.
(22)	Incorporated by reference from the Company’s Current Report on Form 10-Q dated June 30, 2017, and filed on August 14, 2017.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2021

ENSERVCO CORPORATION,

a Delaware Corporation

/s/ Richard A. Murphy

Director and Chief Executive officer

(Power of Attorney)

Each person whose signature appears below appoints Richard A. Murphy and Marjorie Hargrave,  and each of them, any of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the year ended December 31, 2020, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

March 23, 2021	Richard A. Murphy	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

March 23, 2021	Marjorie Hargrave	/s/ Marjorie Hargrave
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 23, 2021	Robert S. Herlin	/s/ Robert S. Herlin
Director

March 23, 2021	William A. Jolly	/s/ William A. Jolly
Director