Form 10-K/A
period 2020-12-31
Enservco Corp
filed 2021-05-11
CIK 319458

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

As of March 15, 2021, there were 11,267,946 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K,  to the extent described in Part III.

EXPLANATORY NOTE

Enservco Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021 (the “Form 10-K”). This Amendment is an exhibits-only filing that updates, amends and supplements Part IV, Item 15 of the Form 10-K for the purpose of filing the following exhibits, which were inadvertently omitted from the exhibit index of the original Form 10-K, and updating such exhibit index:

•	Warrant to purchase 2,000 shares of common stock issued by the Company on June 21, 2016; and

•	Warrant to purchase 41,667 shares of common stock issued by the Company to Cross River Partners, L.P. on November 11, 2019.

This Amendment also removes the reference to certain warrants listed as Exhibits 10.8 and 10.9 in the exhibit index of the original Form 10-K, which had been exercised in full during the second quarter of 2018 (and were therefore no longer outstanding as of) the filing of the original Form 10-K. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment includes new Exhibits 31.1 and 31.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and the Company has not updated the disclosure contained in this Amendment to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the original Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit No.	Title

1.01	Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020 (21)
3.01	Second Amended and Restated Certificate of Incorporation (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (2)
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020 (18)
3.04	Amended and Restated Bylaws (3)
4.01	Description of Securities (13)
4.02*	Warrant to purchase shares of common stock issued by the Company on June 21, 2016
4.03*	Warrant to purchase shares of common stock issued by the Company to Cross River Partners, L.P. on November 11, 2019 (23)
4.04	Warrant to Purchase Common Stock dated September 23, 2020 (17)
10.01	2016 Stock Incentive Plan (4)
10.02	Employment Agreement between the Company and Marjorie A. Hargrave (9)
10.03	Loan and Security Agreement with East West Bank, a California banking corporation (22)
10.04	Form of Indemnification Agreement (5)
10.05	Subordinated Loan Agreement (10)
10.06	Subordinated Promissory Note – $1.0 Million (7)
10.07	Subordinated Promissory Note – $1.5 Million (7)
10.08	Intentionally omitted
10.09	Intentionally omitted
10.10	Executive Severance Agreement effective May 29, 2020, by and between Ian E. Dickinson and the Company (14)
10.11	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017 (8)
10.12	Second Amendment to Loan and Security Agreement dated October 26, 2018 (11)
10.13	Third Amendment to Loan and Security Agreement dated August 12, 2019 (10)
10.14	Membership Interest Purchase Agreement to purchase Adler Hot Oil Service, LLC (12)
10.15	Seller Subordinated Promissory Note (18)
10.16	PPP Promissory Note dated April 10, 2020. (15)
10.17	Fourth Amendment to Loan and Security Agreement dated July 6, 2020 (16)
10.18	Fifth Amendment to Loan and Security Agreement dated September 23, 2020 (17)
10.19	Sixth Amendment to Loan and Security Agreement dated February 1, 2021 (19)
10.20	Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021 (20)
11.1**	Statement of Computation of per share earnings (contained in Note 2 to the Consolidated Financial Statements)
14.1	Code of Business Conduct and Ethics Whistleblower Policy (6)
21.1**	Subsidiaries of Enservco Corporation
23.1**	Consent of Plante & Moran, PLLC
24.1**	Power of Attorney (included on signature page)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer)
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document

_______________

*	Filed herewith.
**	Filed as an exhibit to the original Form 10-K filed on March 23, 2021.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(7)	Intentionally omitted.
(8)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(9)	Incorporated by reference from the Company's Current Report on Form 8-K dated July 24, 2019, and filed on July 24, 2019.
(10)	Incorporated by reference from the Company's Current Report on From 10-Q dated June 30, 2019 and filed on August 14, 2018.
(11)	Incorporated by reference from the Company's Current Report on From 8-K dated October 26, 2018 and filed on November 1, 2018.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(13)	Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 29, 2019, and filed on June 2, 2019.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 10, 2020, and filed on April 16, 2020.
(16)	Incorporated by reference from the Company’s Current Report on From 10-Q dated June 30, 2020 and filed on August 14, 2020.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 1, 2021, and filed on February 2, 2021.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020.
(22)	Incorporated by reference from the Company’s Current Report on Form 10-Q dated June 30, 2017, and filed on August 14, 2017.
(23)	Reflects the correction of minor errors included in the version of such document that was previously filed as an exhibit to the Company’s Current Report on Form 10-K filed on November 15, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2021

ENSERVCO CORPORATION,
a Delaware Corporation

/s/ Richard A. Murphy
Director and Chief Executive officer