Form 10-Q
period 2021-03-31
Enservco Corp
filed 2021-05-13
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

ENSERVCO CORPORATION

(Exact Name of registrant as Specified in its Charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14133 Country Road 9 1/2 Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Enservco was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2021
Common stock, $.005 par value	11,432,726

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Current Assets
Cash and cash equivalents	$3,700	$1,467
Accounts receivable, net	3,172	1,733
Prepaid expenses and other current assets	971	858
Inventories	334	295
Assets held for sale	527	527
Total current assets	8,704	4,880

Property and equipment, net	19,035	20,317
Goodwill	546	546
Intangible assets, net	563	617
Right-of-use asset - finance, net	110	129
Right-of-use asset - operating, net	2,708	2,918
Other assets	421	423
Non-current assets of discontinued operations	347	353

TOTAL ASSETS	$32,434	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,315	$1,931
Senior revolving credit facility, related party (including future interest payable of $735 and $892, respectively - see Note 6)	1,318	1,593
Lease liability - finance, current	66	65
Lease liability - operating, current	847	854
Current portion of long-term debt	89	100
Current liabilities of discontinued operations	33	31
Total current liabilities	3,668	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $433 and $485, respectively - see Note 6)	13,850	17,485
Subordinated debt, related party (Note 2)	-	1,180
Long-term debt, less current portion	2,038	2,052
Lease liability - finance, less current portion	38	55
Lease liability - operating, less current portion	1,986	2,185
Other liabilities	43	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	17,955	23,054
Total liabilities	21,623	27,628

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,630 and 6,307,868 shares issued as of March 31, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of March 31, 2021 and December 31, 2020, respectively; and 11,432,723 and 6,300,961 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,456	30,052
Accumulated deficit	(29,702)	(27,529)
Total stockholders' equity	10,811	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,434	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues
Production services	$1,844	$3,202
Completion and other services	3,299	6,184
Total revenues	5,143	9,386

Expenses
Production services	1,967	3,494
Completion and other services	3,142	4,971
Sales, general, and administrative expenses	1,005	1,762
Loss on disposal of assets	51	15
Depreciation and amortization	1,336	1,396
Total operating expenses	7,501	11,638

Loss from Operations	(2,358)	(2,252)

Other (expense) income
Interest expense	(33)	(641)
Other income	226	20
Total other income (expense)	193	(621)

Loss from continuing operations before taxes	(2,165)	(2,873)
Income tax expense	-	-
Loss from continuing operations	(2,165)	(2,873)
(Loss) income from discontinued operations (Note 5)	(8)	36
Net loss	$(2,173)	$(2,837)

Loss from continuing operations per common share - basic and diluted	$(0.24)	$(0.78)
(Loss) income from discontinued operations per common share - basic and diluted	-	0.01
Net loss per share - basic and diluted	$(0.24)	$(0.77)

Weighted average number of common shares outstanding - basic and diluted	9,187	3,701

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(2,837)	$(5,474)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,246	-	1,249
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,173)	(2,173)
Balance at March 31, 2021	11,433	$57	$40,456	$(29,702)	10,811

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(2,173)	$(2,837)
Net (loss) income from discontinued operations	(8)	36
Net loss from continuing operations	(2,165)	(2,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,336	1,396
Loss on disposal of equipment	51	15
Board compensation issued in equity	311	-
Stock-based compensation	24	39
Amortization of debt issuance costs and discount	8	47
Provision for bad debt expense	38	300
Changes in operating assets and liabilities
Accounts receivable	(1,476)	429
Inventories	(39)	39
Prepaid expense and other current assets	(113)	333
Amortization of operating lease assets	210	230
Other assets	2	15
Accounts payable and accrued liabilities	(556)	(869)
Operating lease liabilities	(206)	(204)
Other liabilities	(45)	-
Net cash used in operating activities - continuing operations	(2,620)	(1,103)
Net cash (used in) provided by operating activities - discontinued operations	(2)	134
Net cash used in operating activities	(2,622)	(969)

INVESTING ACTIVITIES
Purchases of property and equipment	(45)	(164)
Proceeds from disposals of property and equipment	13	-
Net cash used in investing activities - continuing operations	(32)	(164)
Net cash provided by investing activities - discontinued operations	-	178
Net cash (used in) provided by investing activities	(32)	14

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	595
TDR accrued future interest payments	(209)	-
Repayment of long-term debt	(25)	(23)
Payments of finance leases	(22)	(30)
Net cash provided by financing activities - continuing operations	4,888	542
Net cash used in financing activities - discontinued operations	(1)	(33)
Net cash provided by financing activities	4,887	509

Net Increase (Decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,700	$217

Supplemental Cash Flow Information:
Cash paid for interest	$220	$537
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of March 31, 2021 and December 31, 2020 and the results of operations for the three months ended March 31, 2021 and 2020.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Discontinued operations in 2019

Dillco Fluid Service, Inc	Kansas	100% by Enservco	Discontinued operation in 2018

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owned construction equipment used by Heat Waves. HE Services LLC was dissolved on December 23, 2020.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2020. All inter-company balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Recent Developments

On August 10, 2017, we entered into the 2017 Credit Agreement, as amended, with East West Bank (the "2017 Credit Agreement") which provided for a three-year, $37.0 million senior secured revolving credit facility (the "Credit Facility"). On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment to Loan and Security Agreement and Waiver (the "Fifth Amendment") which, among other things, provided for a loan concession of $16.0 million in exchange for 533,334 shares of Company common stock and a warrant to purchase up to 1,000,000 additional shares of Company common stock in the future, as well as further extending the maturity date for the repayment of the Credit Facility to October 15, 2021. On February 1, 2021, we entered into the Sixth Amendment to Loan and Security Agreement (the "Sixth Amendment") which extended the maturity date of the loan for an additional year to October 15, 2022, and modified certain covenants. On April 26, 2021, we entered into the Seventh Amendment to Loan and Security Agreement (the "Seventh Amendment") which provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021. As the terms of the Seventh Amendment were contemplated prior to March 31, 2021, the principal payments due over the next twelve months have been classified as current on the consolidated balance sheets as of March 31, 2021.

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. This transaction was finalized on September 15, 2020. On February 3, 2021, Cross River Partners, L.P. converted the remaining principal amount of such subordinated debt, or $1.25 million, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, at a conversion price equal to $2.18 per share, which was the closing price of the Company's stock reported on the NYSE American on the date of the conversion. In connection with such conversion, the Company issued a warrant to Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares has a five-year term and is exercisable beginning February 3, 2022 until February 3, 2026.

On September 28, 2020, the Company filed a final prospectus to its registration statement on Form S-3 (the "Shelf Registration Statement") that was filed with the Securities and Exchange Commission (the "SEC") on July 24, 2020, and declared effective on August 20, 2020. On September 29, 2020, pursuant to the Shelf Registration Statement, the Company, through its sales agent Alliance Global Partners ("AGP"), commenced an at-the-market offering (the "ATM Offering") which was designed to raise capital by issuing securities into the trading market, over-time, at the then-market price of the securities at the time they are sold. The Company sold 1,694,219 shares of Company common stock in the ATM Offering and collected net proceeds of $3.5 million.

On February 8, 2021, the Company entered into an Underwriting Agreement with AGP for a firm commitment underwritten public offering of the Company’s common stock pursuant to a registration statement on Form S-1 originally filed with the SEC on January 21, 2021 and declared effective on February 8, 2021 (the "February 2021 Public Offering"). Pursuant to the Underwriting Agreement, the Company issued and sold 4,199,998 shares of Company common stock, including shares issued and sold pursuant to AGP’s over-allotment option, at a public offering price of $2.30 per share. The Company collected net proceeds of $8.8 million in the February 2021 Public Offering, which closed on February 10, 2021. The Company made a $3.0 million principal payment on the Credit Facility upon the closing of the February 2021 Public Offering.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with significant effects beginning in February 2020, and continuing through the issuance of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties relating to the United States economy. Consequently, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. COVID-19 related quarantines and business restrictions have had a depressing impact on United States oil demand, and hence our business, which continues through the filing date of this report. The situation continues to change rapidly and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of March 31, 2021, and December 31, 2020, the Company had an allowance for doubtful accounts of approximately $359,000 and $322,000, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded approximately $38,000 and $300,000 to bad debt expense, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs, of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2021 and 2020, the Company did not recognize any write-downs or write-offs of inventory.

Property and Equipment

Property and equipment consist of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles, and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest during the three months ended March 31, 2021 or 2020. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the first quarter of 2021, the Company concluded that there were no further triggering events which could indicate impairment of its long-lived assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether long-lived assets have been impaired. The Company determined that there was no impairment of its long-lived assets during the three months ended March 31, 2021.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the years three months ended March 31, 2021 and 2020, the Company recorded no impairment charges on its held for sale assets.

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

During the first quarter of 2021, the Company concluded that there were no further triggering events which could indicate impairment of its goodwill and other intangible assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company uses both the fair value and discounted future cash flows in its assessment of whether goodwill and other intangible assets have been impaired. The Company determined that there was no impairment of its goodwill and other intangible assets during the three months ended March 31, 2020.

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

As of March 31, 2021 and 2020, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,383,489 and 247,048 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of March 31, 2021 and 2020, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2021 and 2020, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings per share for the three months ended March 31, 2021 and 2020.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels during the three months ended March 31, 2021. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market-value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2018 and 2019. Stock based compensation is updated quarterly based on actual forfeitures. The Company used either a Lattice model or the Black-Scholes pricing model to determine the fair value of market-based restricted stock awarded in 2021 and 2020.

Management Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provision and the valuation of deferred taxes. Actual results could differ from those estimates.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and improves consistent application by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	March 31,	December 31,
	2021	2020

Trucks and vehicles	$57,090	$57,224
Other equipment	1,324	1,319
Buildings and improvements	3,176	3,176
Land	378	378
Total property and equipment	61,968	62,097
Accumulated depreciation	(42,933)	(41,780)
Property and equipment, net	$19,035	$20,317

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of approximately $1.3 million and $1.4 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets as of March 31, 2021, and December 31, 2020, are as follows (in thousands):

	March 31, 2021	December 31, 2020
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(504)	(450)
Net carrying value	$563	$617

The useful lives of our intangible assets are estimated to be five years. For the three months ended March 31, 2021 and 2020, amortization expense was approximately $54,000 and $51,000, respectively.

The following table represents the amortization expense for the next five years for the twelve months ending March 31 (in thousands):

	2022	2023	2024	2025	2026
Customer relationships	$125	$125	$73	$-	$-
Patents and trademarks	93	93	54	-	-
Total intangible asset amortization expense	$218	$218	$127	$-	$-

Note 5 – Discontinued Operations

Heat Waves Water Management

During December 2019, the Heat Waves Water Management business ceased operations. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate positive operating cash flow. In early 2020, the Company began disposing of the HWWM assets and plans on selling the remaining HWWM assets during the remainder of 2021.

Dillco

Effective November 1, 2018, the Dillco water hauling business ceased operations for customers.

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	March 31,	December 31,
	2021	2020
Carrying amount of major classes of assets included as part of discontinued operations:
Property and equipment, net	321	321
Other assets	26	32
Total major classes of assets of the discontinued operation	$347	$353

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	6	6
Other liabilities	27	34
Total liabilities included as part of discontinued operations	$33	$40

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three Months Ended March 31,
	2021	2020

Revenue	$-	$-
Cost of sales	(1)	-
Sales, general, and administrative expenses	-	-
Depreciation and amortization	(6)	(6)
Other expense items that are not major	(1)	(12)
Pretax loss of discontinued operations related to major classes of pretax profit	(8)	(18)
Gain on disposal	-	54
Total (loss) income on discontinued operations that is presented in the Statements of Operations	$(8)	$36

Note 6 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note 2) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provided for a loan forgiveness of $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment further extended the maturity date and modified the financial covenants effective January 1, 2021. There are no required principal payments until maturity on October 15, 2022, and interest is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance through October 15, 2021, and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

On February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of March 31, 2021, we had an outstanding principal loan balance under the Credit Facility of approximately $15.2 million with a weighted average interest rates of 8.25% per year. As of March 31, 2021, our availability under the amended 2017 Credit Agreement was $1.0 million. The Credit Facility balance of $15.2 million at March 31, 2021 includes $1.2 million of future interest payable due over the remaining term of the Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

Under the amended 2017 Credit Agreement, we are subject to the following financial covenants, with which we were in compliance as of March 31, 2021:

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

In connection with amending the 2017 Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock, and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank could not be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and were recorded in additional paid-in capital. The Company recorded a total gain on the debt restructuring of $11.9 million during the third quarter of 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs were amortized to interest expense over the term of the facility on a straight-line basis. There were no remaining unamortized debt issuance costs as of March 31, 2021, and December 31, 2020. During the three months ended March 31, 2020, the Company amortized approximately $35,000 of these costs to Interest Expense.

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Matures October 15, 2022.	$15,168	$19,078

Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022.	1,940	1,940

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022. See Note 2 - Summary of Significant Accounting Policies and Recent Developments for discussion of conversion of debt balance.	-	1,250

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	153	167

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021.	20	31

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	14	14
Total	17,295	22,480
Less debt discount	-	(70)
Less current portion	(1,407)	(1,693)
Long-term debt, net of debt discount and current portion	$15,888	$20,717

Aggregate maturities of debt are as follows (in thousands):

Twelve Months Ending March 31,
2022	824
2023	16,432
2024	39
Thereafter	-
Total	$17,295

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the three months ended March 31, 2021 and 2020, the Company's tax benefit of $0.5 million and $0.7 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 8 – Commitments and Contingencies

Operating Leases

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

As of March 31, 2021, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending March 31,	Operating Leases	Finance Leases
2022	$948	$99
2023	709	20
2024	645	14
2025	399	6
2026	356	-
Thereafter	90	-
Total future lease commitments	3,147	139
Impact of discounting	(314)	(35)
Discounted value of lease obligations	$2,833	$104

The following table summarizes the components of our gross operating lease costs incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense:
Current lease cost	$14	$291
Long-term lease cost	257	20
Total operating lease cost	$271	$311
Finance lease expense:
Amortization of right-of-use assets	$25	$58
Interest on lease liabilities	16	7
Total lease cost	$41	$65

Our weighted-average lease term and discount rate used during the three months ended March 31, 2021 and 2020 are as follows:

	Three Month Ended March 31,
	2021	2020
Operating
Weighted-average lease term (years)	3.90	4.35
Weighted-average discount rate	6.08%	6.08%
Finance
Weighted-average lease term (years)	1.91	1.91
Weighted-average discount rate	5.92%	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $108,000 and $150,000 as of March 31, 2021 and December 31, 2020, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2020. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of March 31, 2021, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through March 31, 2021, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. In September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. As of March 31, 2021, no appeal has been made and the Company expects to collect the remaining $189,000 on deposit with the underwriter. Effective April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Note 9– Stockholders’ Equity

Warrants

In June 2016, the Company granted a principal of the Company’s investor relations firm warrants to acquire 2,000 shares of the Company’s common stock in connection with a reduction of the firm's ongoing monthly cash service fees. The warrants had a grant-date fair value of $5.40 per share and vested over a one-year period, 1,000 on December 21, 2016 and 1,000 on June 21, 2017. As of March 31, 2021, all of these warrants remain outstanding and are exercisable until June 21, 2021 at $10.50 per share.

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 41,667 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants had a grant-date fair value $2.40 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

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

On February 11, 2021, in connection with the conversion of the subordinated loan agreement to Company common stock, the Company granted Cross River one five-year warrant to buy an aggregate total of 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant-date fair value $2.02 and are exercisable beginning one-year from the issuance date on February 11, 2022 until February 11, 2026.

All warrants granted to Cross River were reviewed and approved by the independent directors of the Company.

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")(the "Staff Statement"). The SEC highlighted accounting considerations which could, in certain circumstances, indicate that warrants should be accounted for as liabilities rather than equity instruments, in which case the warrants would be subject to fair value adjustments during each reporting period. Although the Staff Statement focused on SPACs, the same accounting considerations may apply to warrants issued by non-SPAC entities. Upon issuance of the Staff Statement, the Company performed further analysis on its population of warrants, which are listed above, giving consideration to the areas of concern noted in the Staff Statement. Upon this further review of its warrant agreements, the Company determined that it has correctly accounted for its warrants as equity instruments.

A summary of warrant activity for the three months ended March 31, 2021 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Warrants	Shares	Price	Life (Years)

Outstanding at December 31, 2020	1,043,667	$3.73	4.7
Issued	150,418	2.51	4.9
Outstanding at March 31, 2021	1,194,085	$3.58	4.5

Exercisable at March 31, 2021	43,667	$3.34	3.5

Note 10 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016 the number of shares of common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of March 31, 2021, there were options to purchase 1,079 shares outstanding under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448 for a total reserve of 692,782 shares. As of March 31, 2021, there were options to purchase 3,823 shares and we had granted restricted stock shares of 184,503 that remained outstanding under the 2016 Plan.

During the three months ended March 31, 2021 and 2020, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	11,569	$5.87	0.53
Forfeited or Expired	(6,667)	5.55	-
Outstanding at March 31, 2021	4,902	$6.31	0.94

Vested at March 31, 2021	4,902	$6.31	0.94
Exercisable at March 31, 2021	4,902	$6.31	0.94

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2021, and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation costs for stock options of approximately $0 and $2,000, respectively, in sales, general, and administrative expenses. The Company currently expects all outstanding options to vest. Compensation cost is revised if subsequent information indicates that the actual number of options vested due to service is likely to differ from previous estimates.

As of March 31, 2021, there was no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2020	24,393	$7.32
Granted	165,000	1.05
Vested	(3,667)	7.05
Forfeited	(1,223)	9.99
Restricted shares at March 31, 2021	184,503	$1.70

During the three ended March 31, 2021 and 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $24,000 and $36,000 in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Stock options	6,235	118,143
Restricted stock	170,338	112,531
Warrants	1,123,890	43,667
Weighted average	1,300,463	274,341

On January 4, 2021, the Company awarded Company common stock to members of its Board of Directors with an award date fair value of approximately $311,000 based on the closing price of the Company's stock reported on the NYSE American on the date of the award. As of December 31, 2020, the Company accrued Board of Director fees of approximately $221,000 for services rendered from October 2019 through December 2020. During the three months ended March 31, 2021, the Company issued 118,184 shares to settle the outstanding accrual. During the three months ended March 31, 2021, the Company awarded 48,129 restricted shares for 2021 Board of Director fees and has recognized expense of approximately $23,000 related to the award of these shares.

Note 11- Segment Reporting

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated		Total
Three Months Ended March 31, 2021:
Revenues	$1,844	$3,299		$-	$5,143
Cost of Revenue	1,967	3,142		-	5,109
Segment (Loss) Profit	$(123)	$157		$-	$34

Depreciation and Amortization	$528	$712		$96	$1,336

Capital Expenditures	$19	$26		$-	$45

Identifiable assets (1)	$10,842	$14,636		$829	$26,307

Three Months Ended March 31, 2020:
Revenues	$3,202	$6,184		$-	$9,386
Cost of Revenue	3,494	4,971			$8,465
Segment (Loss) Profit	$(292)	$1,213	$		$921

Depreciation and Amortization	$671	$647		$78	$1,396

Capital Expenditures	$83	$81		$-	$164

Identifiable assets (1)	$17,662	$17,033		$1,278	$35,973

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020

Segment profit	$34	$921
Sales, general, and administrative expenses	(1,005)	(1,762)
Loss on disposals of equipment	(51)	(15)
Depreciation and amortization	(1,336)	(1,396)
Loss from operations	$(2,358)	$(2,252)

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$444	$1,193
Central USA Region (2)	1,240	1,873
Eastern USA Region (3)	160	136
Total Production Services	1,844	3,202

Completion and Other Services:
Rocky Mountain Region(1)	1,952	5,006
Central USA Region(2)	-	110
Eastern USA Region(3)	1,347	1,068
Total Completion and Other Services	3,299	6,184
Total Revenues	$5,143	$9,386

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2021 and 2020, and our financial condition, liquidity and capital resources as of March 31, 2021, and December 31, 2020. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with significant effects beginning in February 2020, and continuing through the issuance of this report, as federal, state and local governments react to the public health crisis, creating significant uncertainties relating to the United States economy. Consequently, the Company has experienced and expects to further experience a material adverse impact on its revenues, results of operations and cash flows. COVID-19 related quarantines and business restrictions have had a depressing impact on United States oil demand, and hence our business, which continues through the filing date of this report. The situation continues to change rapidly and additional impacts to our business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or office closure requirements.

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

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating and hot oiling and acidizing. We own and operate a fleet of approximately 335 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, the Eagle Ford Shale in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended March 31, 2021, decreased approximately $4.2 million, or 45%, from the comparable period last year due to weakness in domestic oil and gas activity levels, and the broader impact of the COVID-19 pandemic beginning in March 2020. Average North American rig count declined by 50% from 785 rigs in operation during the first quarter of 2020 to 393 rigs in operation during the first quarter of 2021.

Segment profits for the three-month period ended March 31, 2021, decreased by approximately $887,000, or 96%, due to the reasons noted above.  Sales, general & administrative expense decreased by approximately $757,000, or 43%, year-over-year due primarily to a decrease in our bad debt expense and a decrease in outside professional services.

Net loss for the three months ended March 31, 2021, was approximately $2.2 million or $0.24 per share, compared to a net loss of approximately $2.8 million, or $0.77 per share, in the same period last year due to the factors noted above.

Adjusted EBITDA for the three months ended March 31, 2021, was a loss of approximately $940,000 compared to a loss of approximately $503,000 for the same period last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the three months ended March 31, 2021, WTI crude oil price averaged approximately $58 per barrel, versus an average of approximately $46 per barrel in the comparable period last year. The North American rig count declined to 417 rigs in operation as of March 31, 2021, compared to 728 rigs at the same time a year ago.  Despite the lower activity levels and reduced rig count, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

Beginning in early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. We expect that our customers will continue to have lower activity during this period of significantly reduced North American oil rigs in operation.

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

Completion and Other Services: This segment utilizes a fleet of frac water heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services for other industries, which consists primarily of hauling and transport of materials and heat treating for customers.

Unallocated includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth revenue from operations and segment profits for our business segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
REVENUES:
Production services	$1,844	$3,202
Completion and other services	3,299	6,184
Total Revenues	$5,143	$9,386

	Three Months Ended March 31,
	2021	2020
SEGMENT PROFIT (LOSS):
Production services	$(123)	$(292)
Completion and other services	157	1,213
Total Segment Profit	$34	$921

Production Services

Production Services, which accounted for 36% of total revenue for the three months ended March 31, 2021, decreased approximately $1.4 million, or 42%, to $1.8 million compared to $3.2 million for the same quarter last year due to decreased activity levels related to the lower active oil rigs.

Hot oil revenue for the three months ended March 31, 2021, decreased approximately $1.1 million, or 39%, compared to the three months ended March 31, 2020, from approximately $2.9 million to approximately $1.8 million. The decrease was primarily due to the lower domestic oil and gas activity levels driven by lower active oil rigs.

Acidizing revenues for the three months ended March 31, 2021, decreased by approximately $225,000, or 83%, to approximately $45,000 from approximately $270,000.   The year-over-year decline was primarily driven by the reasons noted above. The Company continues to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment loss for our Production services decreased by $169,000, or 58%, to a loss of $123,000 for the three months ended March 31, 2021, compared to loss of $292,000 in the same quarter last year, which was primarily the result of cost saving measures implemented to offset the industry conditions discussed above.

Completion and Other Services

Completion and Other Services, which accounted for 64% of total revenue for the three months ended March 31, 2021, decreased approximately $2.9 million, or 47%, to $3.3 million compared to $6.2 million for the same quarter last year due to the aforementioned related downturn in the industry.

The segment profit for Completion and other services for the three months ended March 31, 2021, was approximately $157,000 compared to segment profit of approximately $1.2 million during the three months ended March 31, 2020. Decreased segment profit related to the reasons discussed above.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$444	$1,193
Central USA Region (2)	1,240	1,873
Eastern USA Region (3)	160	136
Total Production Services	1,844	3,202

Completion and Other Services:
Rocky Mountain Region(1)	1,952	5,006
Central USA Region(2)	-	110
Eastern USA Region(3)	1,347	1,068
Total Completion and Other Services	3,299	6,184
Total Revenues	$5,143	$9,386

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Scoop/Stack Shale in Oklahoma and the Eagle Ford Shale in Texas.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenue in the Rocky Mountain Region for the three months ended March 31, 2021, decreased approximately $749,000, or 63%, primarily due to less acidizing and hot oiling activity in the D-J and Bakken Basins.

Production Services segment revenue in the Central USA region for the three months ended March 31, 2021, decreased by approximately $633,000, or 34%, due to a decrease in hot oiling and acidizing activity in the Eagle Ford Shale.

Production Services segment revenue in the Eastern USA region for the three months ended March 31, 2021, increased approximately $24,000, or 18%, resulting from increased hot oiling in the Marcellus and Utica Basins.

Completion and Other Services segment revenue in the Rocky Mountain Region for the three months ended March 31, 2021, decreased approximately $3.1 million, or 61%, primarily due to less completion activity in the D-J and Bakken Basins.

Completion and Other Services segment revenue in the Central USA Region for the three months ended March 31, 2021, decreased approximately $110,000, or 100%, primarily due to the closure of a location in the Anadarko Basin.

Completion and Other Services segment revenue in the Eastern USA region for the three months ended March 31, 2021, increased approximately $279,000, or 26%, resulting from increased frac water heating in the Marcellus and Utica Basins.

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

As an indication of this quarter-to-quarter seasonality, the Company generated approximately 75% of its 2020 revenues during the first and fourth quarters compared to 25% of 2020 revenues during the second and third quarters.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments decreased by approximately $3.4 million or 40% during the first quarter of 2021 compared to the comparable period in 2020, primarily due to the severe reduction in revenue, discussed above.

Sales, General, and Administrative Expenses:

During the three months ended March 31, 2021, sales, general, and administrative expenses decreased approximately $757,000, or 43%, to $1.0 million compared to the same period in 2020 primarily due to a decrease in our bad debt expense and a decrease in professional fees related to our attempt to restructure our debt facility during the first quarter of 2020.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended March 31, 2021 decreased by $60,000, or 4%, compared to the same period in 2020 due primarily to the disposal of assets throughout 2020.

Income from operations:

For the three months ended March 31, 2021, the Company recognized a loss from operations of $2.4 million compared to a loss from operations of $2.3 million for the comparable period in 2020. The increased loss of $106,000 was primarily due to the decrease in segment profits described above.

Interest Expense:

Interest expense decreased approximately $608,000, or 95%, for the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Discontinued Operations:

Results for the three months ended March 31, 2021 and 2020 include loss from discontinued operations of approximately $8,000 and income from discontinued operations of $36,000, respectively.

Other expense (income):

Other income for the three months ended March 31, 2021 was approximately $226,000, compared to other income of approximately $20,000 for the three months ended March 31, 2020, respectively. This increase in other income was due primarily to the recognition of CARES Act payroll tax credits during the first quarter of 2021. The Company expects the recognition of these CARES Act payroll tax credits to continue during the second quarter of 2021.

Income Taxes:

As of March 31, 2021, the Company had recorded a full valuation allowance on a net deferred tax asset of $5.3 million. During the three months ended March 31, 2021 and 2020, the Company's tax benefit of $0.5 million and $0.7 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate was approximately 0% for the three months ended March 31, 2021 and 2020, respectively. The effective tax expense for the three months ended March 31, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA*
Net loss	$(2,173)	$(2,837)
Add back
Interest expense (including discontinued operations)	33	642
Depreciation and amortization (including discontinued operations)	1,343	1,403
EBITDA*	(797)	(792)
Add back (deduct)
Stock-based compensation	24	39
Severance and transition costs	7	-
(Gain) loss on disposal of equipment	51	(39)
Other (income) expense	(226)	279
EBITDA related to discontinued operations	1	10
Adjusted EBITDA*	$(940)	$(503)

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

All of the items included in the reconciliation from net income to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of equipment, severance and transition costs, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2021 decreased by approximately $436,000 due primarily to the decrease in outside professional services incurred during the first quarter of 2020 related to our attempt to restructure our Credit Facility, as well as the increase in the CARES Act payroll tax credits recognized during the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had an outstanding principal loan balance under the amended Credit Facility of approximately $14.0 million with a weighted average interest rate of 8.25% per year.

The following table summarizes our statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(2,622)	$(969)
Net cash provided by (used in) investing activities	(32)	14
Net cash provided by financing activities	4,887	509
Net increase (decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,700	$217

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Current Assets	$8,704	$4,880
Total Assets	$32,434	$30,183
Current Liabilities	$3,668	$4,574
Total Liabilities	$21,623	$27,628
Working Capital (Current Assets net of Current Liabilities)	$5,036	$306
Stockholders’ Equity	$10,811	$2,555

 Overview:

We have accomplished several capitalization initiatives in the past year that have positioned us into a much more favorable liquidity situation. We successfully completed two equity offerings during late 2020 and early 2021 that provided aggregate net proceeds of $12.3 million. Additionally, we entered into two amendments to our Credit Facility during the third quarter of 2020 and the first quarter of 2021 that provided us with significant relief under our Credit Facility, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility.

We have relied on cash flow from operations and borrowings under the $1.0 million line of credit under our Credit Facility to satisfy our liquidity needs. Due to the funding from the two equity offerings and the restructuring and further extension of the Credit Facility, we have ample capital resources to fund operational requirements beyond the next twelve months. At March 31, 2021, in addition to cash of $3.7 million, we had $1.0 million available under the Credit Facility. Our capital requirements for the remainder of 2021 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets. Under our Amended 2017 Credit Agreement, we are restricted to capital expenditures of $1.2 million during 2021.

Liquidity:

As of March 31, 2021, our available liquidity was $4.7 million which represented our cash balance of $3.7 million and $1.0 million availability on the line of credit under our 2017 Credit Facility. We utilize the line of credit under our 2017 Credit Facility to fund working capital requirements and investments, and during the three months ended March 31, 2021, we repaid net cash borrowings from our line of credit of approximately $701,000.

Working Capital:

As of March 31, 2021, we had working capital of approximately $5.0 million, compared to working capital of $306,000 as of December 31, 2020. The $4.7 million increase in working capital was primarily attributable to the closing of our February 2021 Public Offering which provided net proceeds of approximately $8.8 million, partially offset by the $3.0 principal paydown of our long-term Credit Facility.

Deferred Tax Asset, net:

As of March 31, 2021, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the three months ended March 31, 2021, cash used in operating activities was approximately $2.6 million compared to $969,000 during the comparable period in 2020. The increase in cash used was attributable to the decrease in cash provided by the monetization of accounts receivable and an increase in the cash used for prepaid expenses and other current assets during the current year period, partially offset by the decrease in net loss and the increase in cash flows related to the change in accounts payable balances.

Cash flow from Investing Activities:

Cash used in investing activities during the three months ended March 31, 2021 was approximately $32,000, compared to cash provided by $14,000 during the comparable period in 2020, primarily due to proceeds received from the sale of equipment related to our discontinued operations during the prior year period, partially offset by the decrease in capital expenditures during the current year period.

Cash flow from Financing Activities:

Cash provided by financing activities for the three months ended March 31, 2021 was approximately $4.9 million, compared to $509,000 for the comparable period in 2020. The change is due to the net proceeds from our February 2021 Public Offering, partially offset by line of credit repayments and the paydown of our long-term Credit Facility during the first quarter of 2021.

Outlook:

Over the past three years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in frac water heating. We face a very difficult operating environment in 2021 with exploration and production companies significantly cutting back their drilling and completions plans and exerting significant pressure on us to reduce our prices for the services we provide. In order to position us in a more sustainable liquidity situation, we successfully completed two equity offerings during late 2020 and early 2021 that provided us with aggregate net proceeds of $12.3 million. Additionally, we entered into two amendments to our Credit Facility during the in late third quarter 2020 and the first quarter of 2021 that provided us with significant relief under our Credit Facility, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering, which occurred on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility. Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined throughout 2020 due to the depression of commodity prices, the decrease in active rigs and the impacts of the COVID-19 pandemic. The economic impacts of the pandemic and the significantly lower rig counts have continued into 2021. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers and relocating more of our equipment to increase utilization. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of March 31, 2021 consist primarily the 2017 Credit Agreement which matures October 15, 2022. In addition, we also have scheduled principal payments under certain term loans, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies since December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
4.1*	Warrant to purchase shares of common stock issued by the Company to Cross River Partners, L.P. on February 3, 2021
10.1	Sixth Amendment to the Loan and Security Agreement and Waiver, dated as of February 1, 2021, by and among Enservco Corporation, a Delaware corporation, Dillco Fluid Service, Inc., a Kansas corporation, Heat Waves Hot Oil Service LLC, a Colorado limited liability company, Heat Waves Water Management LLC, a Colorado limited liability company, and Adler Hot Oil Service, LLC, a Delaware limited liability company, and East West Bank (1)
10.2	Note Conversion Agreement dated February 3, 2021 by and between Enservco Corporation and Cross River Partners L.P. (2)
10.3	Seventh Amendment to the Loan and Security Agreement and Waiver, dated as of April 20, 2021, by and among Enservco Corporation, a Delaware corporation, Dillco Fluid Service, Inc., a Kansas corporation, Heat Waves Hot Oil Service LLC, a Colorado limited liability company, Heat Waves Water Management LLC, a Colorado limited liability company, and Adler Hot Oil Service, LLC, a Delaware limited liability company, and East West Bank. (3)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Chief Executive Officer, and Marjorie Hargrave, Chief Financial Officer). Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 2, 2021.

(2) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 3, 2021.

(3) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 13, 2021	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: May 13, 2021	/s/ Marjorie Hargrave
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)