Form 10-Q
period 2021-06-30
Enservco Corp
filed 2021-08-05
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common stock, $.005 par value	11,432,726

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
ASSETS	2021	2020
Current Assets
Cash and cash equivalents	$3,806	$1,467
Accounts receivable, net	1,575	1,733
Prepaid expenses and other current assets	2,240	858
Inventories	290	295
Assets held for sale	527	527
Total current assets	8,438	4,880

Property and equipment, net	18,173	20,317
Goodwill	546	546
Intangible assets, net	508	617
Right-of-use asset - finance, net	58	129
Right-of-use asset - operating, net	2,495	2,918
Other assets	434	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$30,652	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,623	$1,931
Senior revolving credit facility, related party (including future interest payable of $731 and $892, respectively - see Note 6)	1,664	1,593
Lease liability - finance, current	33	65
Lease liability - operating, current	841	854
Current portion of long-term debt	56	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,217	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $249 and $485, respectively - see Note 6)	13,316	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	2,023	2,052
Lease liability - finance, less current portion	36	55
Lease liability - operating, less current portion	1,782	2,185
Other liabilities	48	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	17,205	23,054
Total liabilities	21,422	27,628

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,633 and 6,307,868 shares issued as of June 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of June 30, 2021 and December 31, 2020, respectively; and 11,432,726 and 6,300,961 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,481	30,052
Accumulated deficit	(31,308)	(27,529)
Total stockholders' equity	9,230	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,652	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues
Production services	$2,229	$1,383	$4,073	$4,585
Completion and other services	858	758	4,157	6,942
Total revenues	3,087	2,141	8,230	11,527

Expenses
Production services	2,346	1,814	4,313	5,308
Completion and other services	1,349	1,516	4,491	6,487
Sales, general, and administrative expenses	992	1,247	1,997	3,009
Severance and transition costs	-	139	-	139
Loss on disposal of assets	19	23	70	38
Depreciation and amortization	1,337	1,310	2,673	2,706
Total operating expenses	6,043	6,049	13,544	17,687

Loss from Operations	(2,956)	(3,908)	(5,314)	(6,160)

Other (expense) income
Interest expense	(11)	(547)	(44)	(1,188)
Other income	1,361	76	1,587	96
Total other income (expense)	1,350	(471)	1,543	(1,092)

Loss from continuing operations before taxes	(1,606)	(4,379)	(3,771)	(7,252)
Income tax expense	-	(9)	-	(9)
Loss from continuing operations	(1,606)	(4,388)	(3,771)	(7,261)
Income (loss) from discontinued operations (Note 5)	-	31	(8)	67
Net loss	$(1,606)	$(4,357)	$(3,779)	$(7,194)

Loss from continuing operations per common share - basic and diluted	$(0.14)	$(1.19)	$(0.37)	$(1.96)
Income from discontinued operations per common share - basic and diluted	-	0.01	-	0.01
Net loss per share - basic and diluted	$(0.14)	$(1.18)	$(0.37)	$(1.95)

Weighted average number of common shares outstanding - basic and diluted	11,433	3,690	10,316	3,696

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-		(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,246	-	1,249
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,173)	(2,173)
Balance at March 31, 2021	11,433	$57	$40,456	$(29,702)	$10,811

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,606)	(1,606)
Balance at June 30, 2021	11,433	$57	$40,481	$(31,308)	$9,230

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(3,779)	$(7,194)
Net (loss) income from discontinued operations	(8)	67
Net loss from continuing operations	(3,771)	(7,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,673	2,706
Loss on disposal of equipment	70	38
Board compensation issued in equity	311	-
Stock-based compensation	49	361
Amortization of debt issuance costs and discount	8	95
Provision for bad debt expense	3	298
Changes in operating assets and liabilities
Accounts receivable	156	4,674
Inventories	5	85
Prepaid expense and other current assets	(1,382)	68
Income taxes receivable	-	(14)
Amortization of operating lease assets	422	416
Other assets	46	320
Accounts payable and accrued liabilities	(260)	(2,365)
Operating lease liabilities	(416)	(416)
Other liabilities	(40)	(21)
Net cash used in operating activities - continuing operations	(2,126)	(1,016)
Net cash provided by operating activities - discontinued operations	4	134
Net cash used in operating activities	(2,122)	(882)

INVESTING ACTIVITIES
Purchases of property and equipment	(195)	(306)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	335
Net cash (used in) provided by investing activities - continuing operations	(130)	323
Net cash provided by investing activities - discontinued operations	-	681
Net cash (used in) provided by investing activities	(130)	1,004

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	(2,001)
Proceeds from PPP loan	-	1,940
TDR accrued future interest payments	(397)	-
Repayment of long-term debt	(72)	(49)
Payments of finance leases	(83)	(245)
Net cash provided by (used in) financing activities - continuing operations	4,592	(355)
Net cash used in financing activities - discontinued operations	(1)	(1)
Net cash provided by (used in) financing activities	4,591	(356)

Net Increase (Decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,806	$429

Supplemental Cash Flow Information:
Cash paid for interest	$413	$1,026
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC (“Heat Waves”), Dillco Fluid Service, Inc. (“Dillco”), Heat Waves Water Management LLC (“HWWM”), and Adler Hot Oil Service, LLC ("Adler") (collectively, the “Company”) as of June 30, 2021 and December 31, 2020 and the results of operations for the three and six months ended June 30, 2021 and 2020.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019. Adler Hot Oil Service, LLC was dissolved during the second quarter of 2021.

Heat Waves Water Management LLC	Colorado	100% by Enservco	Discontinued operations in 2019. Heat Waves Water Management LLC was dissolved during the second quarter of 2021.

Dillco Fluid Service, Inc	Kansas	100% by Enservco	Discontinued operations in 2018. Dillco Fluid Service, Inc was dissolved during the second quarter of 2021.

HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owned construction equipment used by Heat Waves. HE Services LLC was dissolved on December 23, 2020.

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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it invests. Enservco maintains its excess cash in one financial institution, where deposits may exceed federally insured amounts at times.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of June 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of approximately $213,000 and $322,000, respectively. For the three and six months ended June 30, 2021, the Company recorded approximately ($35,000) and $3,000 to bad debt (recovery) expense, respectively. For the three and six months ended June 30, 2020, the Company recorded approximately ($2,000) and $298,000 to bad debt (recovery) expense, respectively.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method (FIFO). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2021 and 2020, the Company did not recognize any write-downs or write-offs of inventory.

Property and Equipment

Property and equipment consist of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles, and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest during the three and six months ended June 30, 2021 or 2020. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives of 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During both the first and second quarters of 2021, the Company concluded that there were no further triggering events which could indicate impairment of its long-lived assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviews the undiscounted future cash flows in its assessment of whether long-lived assets have been impaired. The Company determined that there was no impairment of its long-lived assets during the three and six months ended June 30, 2021.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the three and six months ended June 30, 2021 and 2020, the Company recorded no impairment charges on its held for sale assets.

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

During the first six months of 2021, the Company concluded that there were no further triggering events which could indicate impairment of its goodwill and other intangible assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company uses both the fair value and discounted future cash flows in its assessment of whether goodwill and other intangible assets have been impaired. The Company determined that there was no impairment of its goodwill and other intangible assets during the three and six months ended June 30, 2021 and 2020.

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

Disaggregation of revenue

See Note 11 - Segment Reporting for disaggregation of revenue.

Employee Retention Credits

The Employee Retention Credits, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021, through the American Rescue Plan Act. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages. During the second quarter of 2021, the Company amended payroll tax returns originally filed for the third and fourth quarters of 2020 in order to claim refundable Employee Retention Credits for those periods. For the three and six months ended June 30, 2021, the Company recorded $1.3 million and $1.5 million, respectively.

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

As of June 30 2021 and 2020, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,377,516 and 173,166 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of June 30, 2021 and 2020, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2021 and 2020, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances.  Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels during the three and six months ended June 30, 2021. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 - Property and Equipment

Property and equipment consist of the following (amounts in thousands):

	June 30,	December 31,
	2021	2020

Trucks and vehicles	$57,030	$57,224
Other equipment	1,924	1,319
Buildings and improvements	3,191	3,176
Land	378	378
Total property and equipment	62,523	62,097
Accumulated depreciation	(44,350)	(41,780)
Property and equipment, net	$18,173	$20,317

For the three and six months ended June 30, 2021, the Company recorded depreciation expense of approximately $1.2 million and $2.5 million, respectively. For the three and six months ended June 30, 2020, the Company recorded depreciation expense of approximately $1.1 million and $2.5 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	June 30, 2021	December 31, 2020
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(559)	(450)
Net carrying value	$508	$617

The useful lives of our intangible assets are estimated to be five years. For the three and six months ended June 30, 2021, amortization expense was approximately $54,000 and $109,000, respectively. For the three and six months ended June 30, 2020, amortization expense was approximately $51,000 and $102,000, respectively.

The following table represents the amortization expense for the next five years for the twelve months ending June 30 (in thousands):

	2022	2023	2024	2025	2026
Customer relationships	$125	$125	$41	$-	$-
Patents and trademarks	93	93	31	-	-
Total intangible asset amortization expense	$218	$218	$72	$-	$-

Note 5 – Discontinued Operations

Heat Waves Water Management

During December 2019, the Heat Waves Water Management business ceased operations. The decision to discontinue HWWM was made due to its history of net losses, declining revenues, and its failure to generate positive operating cash flow. In early 2020, the Company began disposing of the HWWM assets and plans on selling the remaining HWWM assets during the remainder of 2021. The HWWM entity was dissolved during the second quarter of 2021, and the remaining assets and liabilities were transferred to our Heat Waves entity.

Dillco

Effective November 1, 2018, the Dillco water hauling business ceased operations for customers. The Dillco entity was dissolved during the second quarter of 2021.

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	June 30,	December 31,
	2021	2020
Carrying amount of major classes of assets included as part of discontinued operations:
Property and equipment, net	-	321
Other assets	-	32
Total major classes of assets of the discontinued operation	$-	$353

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	-	6
Other liabilities	-	34
Total liabilities included as part of discontinued operations	$-	$40

The following table represents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations that are disclosed as discontinued operations in the Statements of Operations:

	Three Months Ended June 30,
	2021	2020

Revenue	$-	$-
Cost of sales	-	(11)
Sales, general, and administrative expenses	-	-
Depreciation and amortization	-	(7)
Other expense items that are not major	-	11
Pretax loss of discontinued operations related to major classes of pretax profit	-	(7)
Gain on disposal	-	38
Total income on discontinued operations that is presented in the Statements of Operations	$-	$31

	Six Months Ended June 30,
	2021	2020

Revenue	$-	$-
Cost of sales	(1)	(11)
Sales, general, and administrative expenses	-	-
Depreciation and amortization	(6)	(13)
Other expense items that are not major	(1)	(1)
Pretax loss of discontinued operations related to major classes of pretax profit	(8)	(25)
Gain on disposal	-	92
Total (loss) income on discontinued operations that is presented in the Statements of Operations	$(8)	$67

Note 6 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, the Company entered into a Loan and Security Agreement, as amended, with East West Bank (the "2017 Amended Credit Agreement" or "Credit Facility"). The 2017 Amended Credit Agreement originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment to the 2017 Amended Credit Agreement dated September 23, 2020 (the "Fifth Amendment") restructured the loan and provided for a loan forgiveness of $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment to the 2017 Amended Credit Agreement dated February 1, 2021 (the "Sixth Amendment") further extended the maturity date and modified the financial covenants effective January 1, 2021. The Seventh Amendment to the Credit Facility dated April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021 and continuing until maturity on October 15, 2022. Interest on the Credit Facility is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance through October 15, 2022, and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

On February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of June 30, 2021, we had an outstanding principal loan balance under the Credit Facility of approximately $14.0 million with a weighted average interest rates of 8.25% per year. As of June 30, 2021, our availability under the 2017 Amended Credit Agreement was $1.0 million. The Credit Facility balance of $15.0 million at June 30, 2021 includes $1.0 million of future interest payable due over the remaining term of the Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

Under the  2017 Amended Credit Agreement, we are subject to the following financial covenants, with which we were in compliance as of June 30, 2021:

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

In connection with amending the 2017 Amended Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock, and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank could not be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and were recorded in additional paid-in capital. The Company recorded a total gain on the debt restructuring of $11.9 million during the third quarter of 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs were amortized to interest expense over the term of the facility on a straight-line basis. There were no remaining unamortized debt issuance costs as of June 30, 2021 and December 31, 2020. During the three and six months ended June 30, 2020, the Company amortized approximately $24,000 and $58,000, respectively, of these costs to Interest Expense.

Paycheck Protection Program

On April 10, 2020, the Company, entered into a promissory note (the “Note”) with East West Bank in the aggregate amount of $1,939,900, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020, and is administered by the United States Small Business Administration ("SBA").

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. On July 8, 2021, the SBA approved our loan forgiveness application in full, which includes forgiveness of the total principal balance of $1.9 million, as well as approximately $24,000 in accrued interest. The total amount forgiven will be recorded in other income (expense) during the third quarter of 2021.

Notes Payable

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2021	2020

Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Amortization of the loan on a 10-year straight-line basis will commence on November 15, 2021. Matures October 15, 2022.	$14,980	$19,078

Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022. Loan and accrued interest forgiven in full on July 8, 2021.	1,940	1,940

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Balance converted to equity in February 2021.	-	1,250

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	139	167

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966. Loans paid in full in June 2021.	-	31

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS. Loan paid in full in June 2021.	-	14
Total	17,059	22,480
Less debt discount	-	(70)
Less current portion	(1,720)	(1,693)
Long-term debt, net of debt discount and current portion	$15,339	$20,717

Aggregate maturities of debt are as follows (in thousands):

Twelve Months Ending June 30,
2022	$1,720
2023	15,316
2024	23
Thereafter	-
Total	$17,059

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and six months ended June 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the six months ended June 30, 2021 and 2020, the Company's tax benefit of $0.4 million and $1.8 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 8 – Commitments and Contingencies

As of June 30, 2021, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease commitments for these operating lease commitments are as follows (in thousands):

Twelve Months Ending June 30,	Operating Leases	Finance Leases
2022	$933	$36
2023	644	14
2024	613	14
2025	358	5
2026	359	-
Thereafter	-	-
Total future lease commitments	2,907	69
Impact of discounting	(284)	-
Discounted value of lease obligations	$2,623	$69

The following table summarizes the components of our gross operating lease costs incurred during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense:
Current lease cost	$19	$288	$33	$579
Long-term lease cost	241	23	512	43
Total operating lease cost	$260	$311	$545	$622
Finance lease expense:
Amortization of right-of-use assets	$22	$37	$47	$95
Interest on lease liabilities	1	5	3	12
Total lease cost	$23	$42	$50	$107

Our weighted-average lease term and discount rate used during the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020
Operating
Weighted-average lease term (years)	3.73	4.46
Weighted-average discount rate	6.09%	6.08%
Finance
Weighted-average lease term (years)	2.45	1.78
Weighted-average discount rate	5.76%	6.10%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $97,000 and $150,000 as of June 30, 2021 and December 31, 2020, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2020. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2021, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through June 30, 2021, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. In September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. As of June 30, 2021, no appeal has been made and the Company expects to collect the remaining $189,000 on deposit with the underwriter. Effective  April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Note 9– Stockholders’ Equity

 Conversion of Subordinated Debt to Equity

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. The total common stock fair value consideration was $963,000 and the Company recognized a gain of $552,000 in the consolidated statements of stockholders’ equity.

In a separate transaction on February 11, 2021, the Company exchanged the remaining 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River Partners, L.P. to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant-date fair value $2.02 per share and are exercisable beginning one-year from the issuance date on February 11, 2022 until February 11, 2026. The total fair value of the warrant and loss on extinguishment of the subordinated debt was $304,000, which was immaterial to the Company's consolidated financial statements.

Warrants

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 41,667 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants had a grant-date fair value $2.40 and were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

On September 23, 2020, in connection with the Fifth Amendment, the Company granted East West Bank one five-year warrant to buy an aggregate total of 1,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants had a grant-date fair value of $1.42, were fully vested upon issuance and remain outstanding and are exercisable beginning one-year from the issuance date on September 23, 2021 until September 23, 2025.

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

Each grant of warrants granted to Cross River was reviewed and approved by the independent directors of the Company.

On April 12, 2021, the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "Staff Statement"). The SEC highlighted accounting considerations which could, in certain circumstances, indicate that warrants should be accounted for as liabilities rather than equity instruments, in which case the warrants would be subject to fair value adjustments during each reporting period. Although the Staff Statement focused on SPACs, the same accounting considerations may apply to warrants issued by non-SPAC entities. Upon issuance of the Staff Statement, the Company performed further analysis on its population of warrants, which are listed above, giving consideration to the areas of concern noted in the Staff Statement. Upon this further review of its warrant agreements, the Company determined that it has correctly accounted for its warrants as equity instruments.

A summary of warrant activity for the six months ended June 30, 2021 is as follows (amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Warrants	Shares	Price	Life (Years)

Outstanding at December 31, 2020	1,043,667	$3.73	4.7
Issued	150,418	2.51	4.2
Expired	(2,000)	10.50	-
Outstanding at June 30, 2021	1,192,085	$3.57	4.3

Exercisable at June 30, 2021	41,667	$3.00	3.4

Note 10 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the “2010 Plan”). The aggregate number of shares of common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of common stock then outstanding. As such, on January 1, 2016, the number of shares of common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2021, there were no options to purchase shares under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448 for a total reserve of 692,782 shares. As of June 30, 2021, there were outstanding options to purchase 2,934 shares and we had granted restricted stock shares of 182,497 sares of restricted stock that remained outstanding under the 2016 Plan.

During the six months ended June 30, 2021 and 2020, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	11,569	$5.87	0.53
Forfeited or Expired	8,635	5.98	-
Outstanding at June 30, 2021	2,934	$5.55	0.92

Vested at June 30, 2021	2.934	$5.55	0.92
Exercisable at June 30, 2021	2,934	$5.55	0.92

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2021, and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

During the three and six months ended June 30, 2021, the Company recognized no stock-based compensation costs for stock options. During the three and six months ended June 30, 2020, the Company recognized stock-based compensation costs for stock options of approximately $1,000 and $3,000, respectively, in sales, general, and administrative expenses.

As of June 30, 2021, there was no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted-Average Grant- Date Fair Value

Restricted shares at December 31, 2020	24,393	$7.32
Granted	165,000	1.05
Vested	(5,673)	8.11
Forfeited	(1,223)	9.99
Restricted shares at June 30, 2021	182,497	$1.61

During the three months ended June 30, 2021 and 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $25,000 and $322,000, respectively, in sales, general, and administrative expenses. During the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $49,000 and $358,000, respectively, in sales, general, and administrative expenses. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	3,471	103,503	4,845	110,840
Restricted stock	1,193,887	43,667	1,159,082	43,667
Warrants	184,150	67,799	177,282	90,983
Weighted average	1,381,508	214,969	1,341,209	245,489

On January 4, 2021, the Company awarded Company common stock to members of its Board of Directors with an award date fair value of approximately $311,000 based on the closing price of the Company's stock reported on the NYSE American on the date of the award. As of December 31, 2020, the Company accrued Board of Director fees of approximately $221,000 for services rendered from October 2019 through December 2020. During the six months ended June 30, 2021, the Company issued 118,184 shares to settle the outstanding accrual. During the six months ended June 30, 2021, the Company awarded 48,129 restricted shares for 2021 Board of Director fees and has recognized expense of approximately $45,000 related to the award of these shares. The Company will expense the remaining $45,000 related to the award of these shares during the third and fourth quarters of 2021.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
Three Months Ended June 30, 2021:
Revenues	$2,229	$858	$-	$3,087
Cost of Revenue	2,346	1,349	-	3,695
Segment (Loss) Profit	$(117)	$(491)	$-	$(608)

Depreciation and Amortization	$572	$661	$104	$1,337

Capital Expenditures	$70	$80	$-	$150

Identifiable assets (1)	$10,592	$12,242	$718	$23,552

Three Months Ended June 30, 2020:
Revenues	$1,383	$758	$-	$2,141
Cost of Revenue	1,814	1,516	-	$3,330
Segment (Loss) Profit	$(431)	$(758)	$-	$(1,189)

Depreciation and Amortization	$647	$567	$96	$1,310

Capital Expenditures	$76	$66	$-	$142

Identifiable assets (1)	$13,228	$15,085	$1,135	$29,448

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

	Production Services	Completion and Other Services	Unallocated	Total
Six Months Ended June 30, 2021:
Revenues	$4,073	$4,157	$-	$8,230
Cost of Revenue	4,313	4,491	-	8,804
Segment (Loss) Profit	$(240)	$(334)	$-	$(574)

Depreciation and Amortization	$1,100	$1,373	$200	$2,673

Capital Expenditures	$89	$106	$-	$195

Identifiable assets (1)	$10,592	$12,242	$718	$23,552

Six Months Ended June 30, 2020:
Revenues	$4,585	$6,942	$-	$11,527
Cost of Revenue	5,308	6,487	-	$11,795
Segment (Loss) Profit	$(723)	$455		$(268)

Depreciation and Amortization	$1,317	$1,214	$175	$2,706

Capital Expenditures	$159	$147	$-	$306

Identifiable assets (1)	$13,228	$15,085	$1,135	$29,448

The following table reconciles the segment profits reported above to the income from operations reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,
	2021	2020

Segment profit	$(608)	$(1,189)
Sales, general, and administrative expenses	(992)	(1,247)
Severance and transition costs	-	(139)
Loss on disposals of equipment	(19)	(23)
Depreciation and amortization	(1,337)	(1,310)
Loss from operations	$(2,956)	$(3,908)

	Six Months Ended June 30,
	2021	2020

Segment profit	$(574)	$(268)
Sales, general, and administrative expenses	(1,997)	(3,009)
Severance and transition costs		(139)
Loss on disposals of equipment	(70)	(38)
Depreciation and amortization	(2,673)	(2,706)
Loss from operations	$(5,314)	$(6,160)

Geographic Areas

The Company only does business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (amounts in thousands):

	Three Months Ended June 30,
	2021	2020
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$588	$348
Central USA Region (2)	1,414	943
Eastern USA Region (3)	227	92
Total Production Services	2,229	1,383

Completion and Other Services:
Rocky Mountain Region(1)	755	711
Central USA Region(2)	-	(2)
Eastern USA Region(3)	103	49
Total Completion and Other Services	858	758
Total Revenues	$3,087	$2,141

	Six Months Ended June 30,
	2021	2020
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$1,032	$1,541
Central USA Region (2)	2,654	2,816
Eastern USA Region (3)	387	228
Total Production Services	4,073	4,585

Completion and Other Services:
Rocky Mountain Region(1)	2,707	5,717
Central USA Region(2)	-	107
Eastern USA Region(3)	1,450	1,118
Total Completion and Other Services	4,157	6,942
Total Revenues	$8,230	$11,527

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico, the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2021 and 2020, and our financial condition, liquidity and capital resources as of June 30, 2021, and December 31, 2020. The financial statements and the notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Forward-Looking Statements

The information discussed in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could,” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to maintain certain operating covenants under our existing 2017 Amended Credit Agreement, which if violated and not cured, could result in our outstanding loan balance being accelerated, due and payable;
●	Our ability to successfully repay or refinance on terms acceptable to us the outstanding balance of the 2017 Amended Credit Agreement when due in October 2022 unless earlier accelerated;
●	Potential decreases in the prices for crude oil and natural gas which would likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent fluctuations in prices for crude oil and natural gas;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Credit Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Our capital requirements and uncertainty of obtaining additional funding on terms acceptable to us;
●	The impact of general economic conditions on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our services;
●	Our ability to retain key members of our senior management and key technical employees;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as pandemic risks related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing; and
●	The price and volume volatility of our common stock.

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

Recent Developments

On September 23, 2020, the Company and East West Bank entered into a Fifth Amendment to Loan and Security Agreement and Waiver which, among other things, provided for a loan concession of $16.0 million in exchange for us issuing to East West Bank 533,334 shares of Company common stock and a warrant to purchase up to 1,000,000 additional shares of Company common stock in the future, as well as further extending the maturity date for the repayment of the Credit Facility to October 15, 2021. On February 1, 2021, we entered into a Sixth Amendment to Loan and Security Agreement which extended the maturity date of the loan for an additional year to October 15, 2022, and modified certain covenants. On April 26, 2021, we entered into a Seventh Amendment which provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021.

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

On September 28, 2020, the Company filed a final prospectus supplement to its registration statement on Form S-3 (the "Shelf Registration Statement") that was originally filed with the Securities and Exchange Commission (the "SEC") on July 24, 2020, and declared effective on August 20, 2020. On September 29, 2020, pursuant to the Shelf Registration Statement, the Company, through its sales agent Alliance Global Partners ("AGP"), commenced an at-the-market offering (the "ATM Offering") which was designed to raise capital by issuing securities into the trading market, over-time, at the then-market price of the securities at the time they are sold. The Company sold 1,694,219 shares of Company common stock in the ATM Offering and collected net proceeds of $3.5 million.

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

On November 9, 2020, the Company submitted the initial Paycheck Protection Loan forgiveness application to East West Bank for review and approval. On July 8, 2021, the SBA approved our loan forgiveness application in full, which includes forgiveness of the total principal balance of $1.9 million, as well as approximately $24,000 in accrued interest. The total amount forgiven will be recorded in other income (expense) during the third quarter of 2021.

Recent Market Conditions

The COVID-19 pandemic has significantly impacted our business beginning in February 2020, and continuing through the issuance of this report. The Company has experienced a material adverse impact on its revenues, results of operations and cash flows through 2020 and into 2021 through part of the second quarter ended June 30, 2021. COVID-19 related quarantines and business restrictions have had a depressing impact on United States oil demand, and hence our business. While there have been recent increases in demand for our services as the economy has begun to emerge from COVID-19, the situation continues to change rapidly and additional impacts to our business may arise that we are not aware of currently.

The recovery of the economy from the impact of COVID-19 has had a positive impact on oil prices and hence our business during the second quarter ended June 30, 2021. During the six months ended June 30, 2021, WTI crude oil price averaged approximately $62 per barrel, versus an average of approximately $37 per barrel in the comparable period last year which resulted in an crease in rig count in our markets. However, we continue to feel the impact of certain actions Russia and certain oil producing countries with the Organization of Petroleum Exporting Countries and their allies (“OPEC+”) undertook in early 2020 with respect to increasing their market share by increasing supply which had a significant impact on domestic drilling and operating activity without our markets. While there has been a slow and steady rebound in active North American rig count beginning in the fourth quarter of 2020, rig count still remains over 40% below pre-pandemic active rigs. While the COVID-19 Pandemic and OPEC+ concerns have continued to impact the Company’s business when compared to pre-COVID-19 and OPEC+ activity, the Company has experienced increased demand and micro and macro-economic conditions have continued to improve.

Additionally, the recent change in the federal administration and control of the legislature has had a negative impact on the oil exploration and production environment. Reductions or limitations in leasing federal property for oil exploration in addition to other measure such as executive order revoking the permit for the Keystone Pipeline and measures favorable to the electric car industry have all had an impact on the oil exploration and production industry. Finally, to the extent that state and local governments increase regulations, there can be a negative impact to the oil exploration and production industry.

The full extent of the impact of COVID-19, OPEC+ actions, US governmental actions and oil price changes on our operations and financial performance depends on future developments that are uncertain and unpredictable, including any potential resurgence restrictions related to the pandemic, its impact on capital and financial markets, any new information that may emerge concerning the severity of other strains of the virus, its spread to other regions as well as the actions taken to contain it, production response of domestic oil producers to lower oil prices, and the adherence to and any actions by OPEC+.

OVERVIEW

Enservco Corporation (“Enservco”) through its wholly owned subsidiaries (collectively referred to as the “Company”, “we” or “us”) provides various services to the domestic onshore oil and natural gas industry. These services include frac water heating (Completion and other services) and hot oiling and acidizing (Production services).

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include frac water heating and hot oiling and acidizing. We own and operate a fleet of approximately 327 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended June 30, 2021 increased approximately $946,000, or 44%, from the comparable period last year due as the economy began to emerge from the impacts related to the COVID-19 pandemic that began in March 2020. Average North American rig count increased by 15% from 392 rigs in operation during the second quarter of 2020 to 450 average rigs in operation during the second quarter of 2021.

Revenues for the six months ended June 30, 2021 decreased approximately $3.3 million, or 29%, from the comparable period last year due primarily to the broader impact of the COVID-19 pandemic. Average North American rig count declined by 28% from 588 rigs in operation during the first two quarters of 2020 to 423 average rigs in operation during the first two quarters of 2021.

Segment loss for the three months ended June 30, 2021 decreased by approximately $581,000, or 49%, due primarily to the slow recovery from the pandemic noted above.  Sales, general & administrative expense decreased by approximately $255,000, or 20%, year-over-year due primarily to a decrease in our personnel costs and stock-based compensation from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances.

Segment loss for the six months ended June 30, 2021 increased by approximately $306,000, or 114%, due primarily to the decrease in revenues resulting from the pandemic noted above.  Sales, general & administrative expense decreased by approximately $1.0 million, or 34%, year-over-year due primarily to a decrease in our bad debt expense, personnel costs, outside professional services and stock-based compensation from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances.

Net loss for the three months ended June 30, 2021 was approximately $1.6 million or $0.14 per share, compared to a net loss of approximately $4.4 million, or $1.18 per share, in the same period last year. Net loss for the six months ended June 30, 2021 was approximately $3.8 million or $0.37 per share, compared to a net loss of approximately $7.2 million, or $1.95 per share, in the same period last year due to the factors noted above.

Adjusted EBITDA for the three months ended June 30, 2021 was a loss of approximately $1.6 million compared to a loss of approximately $2.1 million for the same period last year. Adjusted EBITDA for the six months ended June 30, 2021 was a loss of approximately $2.5 million compared to a loss of approximately $2.6 million for the same period last year. See the section titled Adjusted EBITDA* within this Item for definition of Adjusted EBITDA.

Industry Overview

During the six months ended June 30, 2021, WTI crude oil price averaged approximately $62 per barrel, versus an average of approximately $37 per barrel in the comparable period last year. The North American rig count increased to 470 rigs in operation as of June 30, 2021, compared to 265 rigs at the same time a year ago. Despite the lower activity levels and reduced rig count in the first quarter of 2021, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

Beginning in early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Additionally, the recent change in the federal administration and control of the legislature has had a negative impact on the oil exploration and production environment. While there has been a slow and steady rebound in active North American rig count beginning in the fourth quarter of 2020, rig count still remains over 40% below pre-pandemic active rigs. We anticipate that our customers will continue to have lower activity until North American oil rigs in operation fully recover to pre-pandemic levels.

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

The following tables set forth revenue from operations and segment profits for our business segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Production services	$2,229	$1,383	$4,073	$4,585
Completion and other services	858	758	4,157	6,942
Total Revenues	$3,087	$2,141	$8,230	$11,527

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SEGMENT PROFIT (LOSS):
Production services	$(117)	$(431)	$(240)	$(723)
Completion and other services	(491)	(758)	(334)	455
Total Segment Loss	$(608)	$(1,189)	$(574)	$(268)

Production Services

Production Services, which accounted for 72% of total revenue for the three months ended June 30, 2021, increased approximately $846,000, or 61%, to $2.2 million compared to $1.4 million for the same quarter last year due to increased hot oiling activity. This segment, which accounted for 49% of total revenue for the six months ended June 30, 2021, decreased approximately $512,000, or 11%, to $4.1 million compared to $4.6 million for the same quarter last year due primarily to the broader impact of the COVID-19 pandemic beginning in March 2020.

Hot oil revenue for the three months ended June 30, 2021 increased approximately $785,000, or 58%, compared to the three months ended June 30, 2020, from approximately $1.4 million to approximately $2.1 million, due primarily to increased domestic oil and gas activity and price levels during the second quarter of 2021. As a result of the higher crude prices during the second quarter of 2021, we have worked with our customers and have been successful in implementing significant price increases for hot oil services. Hot oil revenue for the six months ended June 30, 2021 decreased approximately $348,000, or 8%, compared to the six months ended June 30, 2020, from approximately $4.3 million to approximately $3.9 million, primarily due to the lower domestic oil and gas activity and price levels during the first quarter of 2021.

Acidizing revenues for the three months ended June 30, 2021 increased by approximately $61,000, or 197%, to approximately $92,000 from approximately $31,000, due to increased activity levels and continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas. Acidizing revenues for the six months ended June 30, 2021 decreased by approximately $164,000, or 54%, to approximately $137,000 from approximately $301,000.  The year-over-year decline was primarily driven by the reasons noted above.

Segment loss for our Production services decreased by $314,000, or 73%, to a loss of $117,000 for the three months ended June 30, 2021, compared to loss of $431,000 in the same quarter last year. Segment loss for our Production services decreased by $483,000, or 67%, to a loss of $240,000 for the six months ended June 30, 2021, compared to loss of $723,000 in the same quarter last year. The decreased losses for both periods were primarily the result of cost saving measures implemented to offset the industry conditions discussed above and increased activity in the second quarter of 2021.

Completion and Other Services

Completion and Other Services, which accounted for 28% of total revenue for the three months ended June 30, 2021, increased approximately $100,000, or 13%, to $858,000 compared to $758,000 for the same quarter last year. Completion and Other Services, which accounted for 35% of total revenue for the six months ended June 30, 2021, decreased approximately $2.8 million, or 41%, to $4.1 million compared to $6.9 million for the same period last year. The decrease was due to the aforementioned related downturn in the industry.

The segment loss for Completion and other services for the three months ended June 30, 2021 was approximately $491,000 compared to segment loss of approximately $758,000 during the three months ended June 30, 2020, due to an increase in domestic oil & gas activity in the second quarter of 2021 The segment loss for Completion and other services for the six months ended June 30, 2021 was approximately $334,000 compared to segment profit of approximately $455,000 during the six months ended June 30, 2020. The resulting decrease in segment profit is related to the reasons discussed above.

Geographic Areas

The Company operates solely in three geographically diverse regions of the United States. The following table sets forth revenue from operations for the Company’s three geographic regions during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
BY GEOGRAPHY
Production Services:
Rocky Mountain Region (1)	$588	$348	$1,032	$1,541
Central USA Region (2)	1,414	943	2,654	2,816
Eastern USA Region (3)	227	92	387	228
Total Production Services	2,229	1,383	4,073	4,585

Completion and Other Services:
Rocky Mountain Region(1)	755	711	2,707	5,717
Central USA Region(2)	-	(2)	-	108
Eastern USA Region(3)	103	49	1,450	1,117
Total Completion and Other Services	858	758	4,157	6,942
Total Revenues	$3,087	$2,141	$8,230	$11,527

Notes to tables:

(1)	Includes the D-J Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and Northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenue in the Rocky Mountain Region for the three months ended June 30, 2021 increased approximately $240,000, or 69% as compared to the three months ended June 30, 2020, primarily due to an increase in hot oiling activity in the Bakken Basin. Production Services segment revenue in the Rocky Mountain Region for the six months ended June 30, 2021 decreased approximately $509,000, or 33% as compared to the six months ended June 30, 2020, primarily due to less acidizing and hot oiling activity in the D-J and Bakken Basins during the first quarter of 2021.

Production Services segment revenue in the Central USA Region for the three months ended June 30, 2021 increased approximately $471,000, or 50% as compared to the three months ended June 30, 2020, due to increased hot oil activity in the Eagle Ford Shale and the introduction of the East Texas Oilfield in the second quarter of 2021. Production Services segment revenue in the Central USA Region for the six months ended June 30, 2021 decreased approximately $162,000, or 6% as compared to the six months ended June 30, 2020, primarily due to a decrease in hot oiling and acidizing activity in the Eagle Ford Shale in the first quarter of 2021.

Production Services segment revenue in the Eastern USA Region for the three months ended June 30, 2021 increased approximately $135,000, or 147% as compared to the three months ended June 30, 2020. Production Services segment revenue in the Eastern USA Region for the six months ended June 30, 2021 increased approximately $159,000, or 70% as compared to the six months ended June 30, 2020. The increases resulted primarily from increased hot oiling in the Marcellus and Utica Basins.

Completion and Other Services segment revenue in the Rocky Mountain Region for the three months ended June 30, 2021 increased approximately $44,000, or 6%. Completion and Other Services segment revenue in the Rocky Mountain Region for the six months ended June 30, 2021 decreased approximately $3.0 million, or 53%, primarily due to less completion activity in the D-J and Bakken Basins in the first quarter of 2021.

Completion and Other Services segment revenue in the Central USA Region for the three months ended June 30, 2021 were essentially zero as the temperatures in these basins do not provide the environment for completions activity during the spring and summer months. Completion and Other Services segment revenue in the Central USA Region for the six months ended June 30, 2021 decreased approximately $107,000, or 100%. The year over year decrease was primarily due to the closure of a location in the Anadarko Basin.

Completion and Other Services segment revenue in the Eastern USA Region for the three months ended June 30, 2021 increased approximately $54,000, or 110%. Completion and Other Services segment revenue in the Eastern USA Region for the three months ended June 30, 2021 increased approximately $332,000, or 30%. These increases resulted from increased frac water heating in the Marcellus and Utica Basins.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our “heating season,” and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Completion and other services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production services increase as a percentage of total revenue. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated approximately 75% of its 2020 revenues during the first and fourth quarters compared to 25% of 2020 revenues during the second and third quarters.

Direct Operating Expenses:

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $365,000 or 11% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to the increased activity during the second quarter of 2021. Direct operating expenses decreased by approximately $3.0 million, or 25% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the severe reduction in activity during the first quarter of 2021 discussed above.

Sales, General, and Administrative Expenses:

During the three months ended June 30, 2021, sales, general, and administrative expenses decreased approximately $255,000, or 20%, to $992,000 compared to the same period in 2020 primarily due to decreases in our personnel costs and stock-based compensation from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances. During the six months ended June 30, 2021, sales, general, and administrative expenses decreased approximately $1.0 million, or 34%, to $2.0 million compared to the same period in 2020 primarily to a decrease in our bad debt expense, personnel costs, outside professional services related to our attempt to refinance our Credit Facility and stock-based compensation from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances.

Depreciation and Amortization:

Depreciation and amortization expense for the three months ended June 30, 2021 increased by $27,000, or 2%, compared to the same period in 2020 due primarily to assets being put back into service. Depreciation and amortization expense for the six months ended June 30, 2021 decreased by $33,000, or 1%, compared to the same period in 2020, due primarily to the disposal of assets throughout 2020 and the first quarter of 2021.

Loss from Operations:

For the three months ended June 30, 2021, the Company recognized a loss from operations of $3.0 million compared to a loss from operations of $3.9 million for the comparable period in 2020. For the six months ended June 30, 2021, the Company recognized a loss from operations of $5.3 million compared to a loss from operations of $6.2 million for the comparable period in 2020. The decreased loss of $0.9 million for the three months ended June 30, 2021 was primarily due to the increase in segment revenue discussed above, as well as cost saving measures implemented to offset the industry conditions. The decreased loss of $0.9 million for the six months ended June 30, 2021 was primarily due to the cost saving measures implemented to offset the industry conditions and the separation agreement with the Company's former CEO during the second quarter of 2020.

Interest Expense:

Interest expense decreased approximately $536,000, or 98%, for the three months ended June 30, 2021 compared to the same period in 2020. Interest expense decreased approximately $1.1 million, or 96%, for the six months ended June 30, 2021 compared to the same period in 2020. The decreases were primarily due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Discontinued Operations:

Results for the three months ended June 30, 2021 and 2020 include loss from discontinued operations of approximately $0 and income from discontinued operations of $31,000, respectively. Results for the six months ended June 30, 2021 and 2020 include loss from discontinued operations of approximately $8,000 and income from discontinued operations of $67,000, respectively. For more information regarding discontinued operations, see Note 5 to our financial statements included in “Item 1. Financial Statements” of this report.

Other Income (Expense):

Other income for the three months ended June 30, 2021 was approximately $1.4 million, compared to other income of approximately $76,000 for the three months ended June 30, 2020, respectively. Other income for the six months ended June 30, 2021 was approximately $1.6 million, compared to other income of approximately $96,000 for the three months ended June 30, 2020, respectively. These increases in other income were due primarily to the recognition of Employee Retention Credits during the first two quarters of 2021. The Company expects to continue receiving the Employee Retention Credits throughout the remainder of 2021 pursuant to the extension of the program to December 31, 2021, through the American Rescue Plan Act.

Income Taxes:

As of June 30, 2021, the Company had recorded a full valuation allowance on a net deferred tax asset of $5.1 million. During the six months ended June 30, 2021 and 2020, the Company's tax benefit of $0.4 million and $1.8 million, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate was approximately 0% for the three months ended June 30, 2021 and 2020, respectively. The effective tax expense for the six months ended June 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA*
Net loss	$(1,606)	$(4,357)	$(3,779)	$(7,194)
Add back
Interest expense (including discontinued operations)	11	547	44	1,189
Provision for income tax expense	-	9	-	9
Depreciation and amortization (including discontinued operations)	1,337	1,317	2,679	2,719
EBITDA*	(258)	(2,484)	(1,056)	(3,277)
Add back (deduct)
Stock-based compensation	25	322	49	361
Severance and transition costs	-	139	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	19	(15)	70	(54)
Other (income) expense (including discontinued operations)	(1,361)	(27)	(1,587)	252
EBITDA related to discontinued operations	-	1	1	11
Adjusted EBITDA*	$(1,575)	$(2,064)	$(2,516)	$(2,568)

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2021 increased by approximately $488,000. Adjusted EBITDA for the six months ended June 30, 2021 increased by approximately $52,000. These increases were both due primarily to the decreases in our net losses, partially offset by the increase in other income as a result of the Employee Retention Credits recognized during the period, as well as the decreases in interest expense, stock compensation expense and severance costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had an outstanding principal loan balance under the Amended Credit Facility of approximately $14.0 million with a weighted average interest rate of 8.25% per year.

The following table summarizes our statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(2,122)	$(882)
Net cash (used in) provided by investing activities	(130)	1,004
Net cash provided by (used in) financing activities	4,591	(356)
Net increase (decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,806	$429

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Current Assets	$8,438	$4,880
Total Assets	$30,652	$30,183
Current Liabilities	$4,217	$4,574
Total Liabilities	$21,422	$27,628
Working Capital (Current Assets net of Current Liabilities)	$4,221	$306
Stockholders’ Equity	$9,230	$2,555

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

We have relied on cash flow from operations and borrowings under the $1.0 million line of credit under our Credit Facility to satisfy our liquidity needs. Due to the funding from the two equity offerings and the restructuring and further extension of the Credit Facility, we have ample capital resources to fund operational requirements beyond the next twelve months. At June 30, 2021, in addition to cash of $3.8 million, we had $1.0 million available under the Credit Facility. Our capital requirements for the remainder of 2021 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets. Under our 2017 Amended Credit Agreement, we are restricted to capital expenditures of $1.2 million during 2021.

Liquidity:

As of June 30, 2021, our available liquidity was $4.8 million which represented our cash balance of $3.8 million and $1.0 million availability on the line of credit under our Credit Facility. We utilize the line of credit under our Credit Facility to fund working capital requirements and investments, and during the six months ended June 30, 2021, we repaid net cash borrowings from our line of credit of approximately $701,000.

Working Capital:

As of June 30, 2021, we had working capital of approximately $4.2 million, compared to working capital of $306,000 as of December 31, 2020. The $3.9 million increase in working capital was primarily attributable to the closing of our February 2021 public offering which provided net proceeds of approximately $8.8 million, partially offset by the $3.0 principal paydown of our long-term Credit Facility.

Deferred Tax Asset, net:

As of June 30, 2021, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash flow from Operating Activities:

For the six months ended June 30, 2021, cash used in operating activities was approximately $2.1 million compared to $882,000 during the comparable period in 2020. The increase in cash used was attributable to the decrease in cash provided by the monetization of accounts receivable and an increase in the cash used for prepaid expenses and other current assets during the current year period, partially offset by the decrease in net loss and the increase in cash flows related to the change in accounts payable balances.

Cash flow from Investing Activities:

Cash used in investing activities during the six months ended June 30, 2021 was approximately $130,000, compared to cash provided by investing activities of $1.0 million during the comparable period in 2020, primarily due to proceeds received from an insurance settlement, the sale of equipment related to both our continuing and discontinued operations during the prior year period, partially offset by the decrease in capital expenditures during the current year period.

Cash flow from Financing Activities:

Cash provided by financing activities for the six months ended June 30, 2021 was approximately $4.6 million, compared to cash used in financing activities of $356,000 for the comparable period in 2020. The change is due to the net proceeds from our February 2021 Public Offering, partially offset by line of credit repayments, the paydown of our long-term Credit Facility during the first quarter of 2021 and the proceeds from the PPP loan during the second quarter of 2020.

Outlook:

Over the past three years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in frac water heating. We faced a very difficult operating environment during the first quarter of 2021 which began to improve during the second quarter of 2021 with the increases in crude oil prices and active North American oil rigs. In order to position us in a more sustainable liquidity situation, we successfully completed two equity offerings during late 2020 and early 2021 that provided us with aggregate net proceeds of $12.3 million. Additionally, we entered into two amendments to our Credit Facility during late third quarter 2020 and the first quarter of 2021 that provided us with significant relief, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering, which occurred on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility. Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, capital budgets and other factors. Activity levels significantly declined throughout 2020 due to the depression of commodity prices, the decrease in active rigs and the impacts of the COVID-19 pandemic. The economic impacts of the pandemic and the significantly lower rig counts have continued into 2021. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers and relocating more of our equipment to increase utilization. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Capital Commitments and Obligations:

Our capital obligations as of June 30, 2021 consist primarily the 2017 Amended Credit Agreement which matures October 15, 2022. In addition, we also have scheduled principal payments under certain term loans, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies since December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 5, 2021	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: August 5, 2021	/s/ Marjorie Hargrave
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)