Form 10-Q
period 2021-09-30
Enservco Corp
filed 2021-11-15
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2021
Common stock, $.005 par value	11,432,284

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,673	$1,467
Accounts receivable, net	2,279	1,733
Prepaid expenses and other current assets	2,456	858
Inventories	371	295
Assets held for sale	527	527
Total current assets	7,306	4,880

Property and equipment, net	17,070	20,317
Goodwill	546	546
Intangible assets, net	454	617
Right-of-use asset - finance, net	50	129
Right-of-use asset - operating, net	2,279	2,918
Other assets	404	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$28,109	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,635	$1,931
Senior revolving credit facility, related party (including future interest payable of $772 and $892, respectively - see Note 5)	2,000	1,593
Lease liability - finance, current	26	65
Lease liability - operating, current	775	854
Current portion of long-term debt	57	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,493	4,574

Non-Current Liabilities:
Senior revolving credit facility, related party (including future interest payable of $20 and $485, respectively - see Note 5)	12,792	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	69	2,052
Lease liability - finance, less current portion	26	55
Lease liability - operating, less current portion	1,631	2,185
Other liabilities	24	88
Long-term liabilities of discontinued operations	-	9
Total non-current liabilities	14,542	23,054

TOTAL LIABILITIES	19,035	27,628

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized; 11,439,191 and 6,307,868 shares issued as of September 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of September 30, 2021 and December 31, 2020, respectively; and 11,432,284 and 6,300,961 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,502	30,052
Accumulated deficit	(31,485)	(27,529)
Total stockholders' equity	9,074	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,109	$30,183

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Production services	$2,483	$1,363	$6,556	$5,948
Completion and other services	544	401	4,701	7,343
Total revenues	3,027	1,764	11,257	13,291

Expenses:
Production services	2,489	1,347	6,802	6,655
Completion and other services	1,189	1,126	5,680	7,613
Sales, general, and administrative expenses	907	1,049	2,904	4,058
Severance and transition costs	-	-	-	139
Loss on disposal of equipment	-	21	70	59
Depreciation and amortization	1,302	1,271	3,975	3,977
Total operating expenses	5,887	4,814	19,431	22,501

Loss from operations	(2,860)	(3,050)	(8,174)	(9,210)

Other (expense) income:
Interest expense	(6)	(477)	(50)	(1,665)
Gain on restructuring of senior revolving credit facility (Note 5)	-	11,916	-	11,916
Other income	2,689	29	4,276	125
Total other income	2,683	11,468	4,226	10,376

(Loss) income from continuing operations before taxes	(177)	8,418	(3,948)	1,166
Income tax expense	-	(6)	-	(15)
(Loss) income from continuing operations	(177)	8,412	(3,948)	1,151
(Loss) income from discontinued operations	-	(7)	(8)	60
Net (loss) income	$(177)	$8,405	$(3,956)	$1,211

(Loss) income from continuing operations per common share - basic and diluted	$(0.02)	$2.15	$(0.37)	$0.31
Income from discontinued operations per common share - basic and diluted	-	-	-	0.01
Net (loss) income per share - basic and diluted	$(0.02)	$2.15	$(0.37)	$0.32

Weighted average number of common shares outstanding - basic and diluted	11,433	3,910	10,692	3,768

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-	-	(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

Stock-based compensation, net of issuance costs	-	-	16	-	16
Restricted share cancellation	(3)	-	-	-	-
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion	404	2	1,513	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit debt restructuring	533	2	2,530	-	2,532
Shares issued in at-the-market offering, net of offering costs	69	-	40	-	40
Net income	-	-	-	8,405	8,405
Balance at September 30, 2020	4,666	$23	$26,790	$(23,809)	$3,004

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,246	-	1,249
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,173)	(2,173)
Balance at March 31, 2021	11,433	$57	$40,456	$(29,702)	$10,811

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,606)	(1,606)
Balance at June 30, 2021	11,433	$57	$40,481	$(31,308)	$9,230

Stock-based compensation	-	-	21	-	21
Restricted share cancellation	(1)	-	-	-	-
Net loss	-	-	-	(177)	(177)
Balance at September 30, 2021	11,432	$57	$40,502	$(31,485)	$9,074

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(3,956)	$1,211
Net (loss) income from discontinued operations	(8)	60
Net (loss) income from continuing operations	(3,948)	1,151
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	3,975	3,977
Loss on disposal of equipment	70	59
Board compensation issued in equity	311	-
Stock-based compensation	70	377
Amortization of debt issuance costs and discount	8	119
Gain on restructuring of senior revolving credit facility	-	(11,916)
Gain on forgiveness of PPP loan (Note 5)	(1,964)	-
Provision for bad debt (recovery) expense	(15)	362
Changes in operating assets and liabilities:
Accounts receivable	(531)	5,048
Inventories	(76)	88
Prepaid expense and other current assets	(1,596)	(593)
Income taxes receivable	-	(14)
Amortization of operating lease assets	638	635
Other assets	92	363
Accounts payable and accrued liabilities	(224)	(1,469)
Operating lease liabilities	(633)	(615)
Other liabilities	(64)	-
Net cash used in operating activities - continuing operations	(3,887)	(2,428)
Net cash provided by operating activities - discontinued operations	4	133
Net cash used in operating activities	(3,883)	(2,295)

INVESTING ACTIVITIES:
Purchases of property and equipment	(348)	(344)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	341
Net cash (used in) provided by investing activities - continuing operations	(283)	291
Net cash provided by investing activities - discontinued operations	-	675
Net cash (used in) provided by investing activities	(283)	966

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	9,660	205
Stock issuance costs and registration fees	(815)	(165)
Term loan repayment	(3,000)	-
Net line of credit repayments	(701)	(855)
Proceeds from PPP loan (Note 5)	-	1,940
TDR accrued future interest payments	(585)	-
Repayment of long-term debt	(86)	(109)
Payments of finance leases	(99)	(350)
Net cash provided by financing activities - continuing operations	4,374	666
Net cash used in financing activities - discontinued operations	(2)	-
Net cash provided by financing activities	4,372	666

Net Increase (Decrease) in Cash and Cash Equivalents	206	(663)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$1,673	$-

Supplemental Cash Flow Information:
Cash paid for interest	$630	$1,415
Cash paid for taxes	-	2
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to Company common stock	$1,312	$1,515
Non-cash conversion of unamortized subordinated debt discount	61	-
Non-cash reduction of debt in connection with restructuring of senior revolving credit facility	-	16,000
Non-cash issuance of Company common stock and warrants in connection with restructuring of senior revolving credit facility	-	2,532
Non-cash conversion of accrued interest to senior revolving credit facility	-	219

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation ("Enservco") through its wholly-owned subsidiaries (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of September 30, 2021 and December 31, 2020 and the results of operations for the three and nine months ended September 30, 2021 and 2020.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the expected operating results of a full year or of future years.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2020. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Going Concern

On August 10, 2017, the Company entered into a Loan and Security Agreement, as amended, with East West Bank (the "2017 Amended Credit Agreement") which provided for a three-year, $37.0 million senior secured revolving credit facility (the "Credit Facility"). On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment to Loan and Security Agreement and Waiver (the "Fifth Amendment") which, among other things, provided for a loan concession of $16.0 million in exchange for 533,334 shares of Company common stock and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock in the future, as well as further extending the maturity date for the repayment of the Credit Facility to October 15, 2021. On February 1, 2021, we entered into the Sixth Amendment to Loan and Security Agreement (the "Sixth Amendment") which extended the maturity date of the loan for an additional year to October 15, 2022, and modified certain covenants. The Seventh Amendment to the Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021 and continuing until maturity on October 15, 2022.

Subsequent to September 30, 2021, the Company determined that it would be in non-compliance of its trailing three-month revenue covenant under the Credit Facility for the month ended October 31, 2021, and would likely also be in non-compliance for the trailing three-month period ending November 30, 2021. This covenant requires the Company to achieve actual revenues in an amount not less than 70% of the revenue projections previously delivered by the Company (and accepted by East West Bank) for each trailing three-month period. The Company’s non-compliance with the covenant resulted from October’s revenues being approximately $172,000 lower than what was required to meet the requirements of the covenant. The Company has determined that October’s lower revenues were the result of warmer than usual temperatures that have existed in the areas that the Company operates which caused the Company's frac water heating season to begin later than anticipated.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank (the "Eighth Amendment") which, among other things, provides for a waiver of default of the revenue covenant based upon our October trailing three-month period gross revenue and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues is waived and will not be used in any future three-month period gross revenue covenant calculation. For the month ended November 30, 2021, covenant compliance will be measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 will be measured at 80% of the reforecast  November and December revenues. Beginning for the month ended January 31, 2022 and continuing until March 31, 2022, revenue covenant compliance will be measured at 80% of the trailing three months forecast gross revenues. Beginning the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance will be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those will include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenue waiver and the Eight Amendment.

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2021, we incurred net losses of approximately $177,000 and $4.0 million, respectively. As of September 30, 2021, we had total current assets of $7.3 million and total current liabilities of $4.5 million, or working capital of $2.8 million. Although the Company has made substantial progress in improving its capitalization and financial position over the past twelve months, the current maturity date of the Credit Facility is October 15, 2022. This maturity date of the Credit Facility creates substantial doubt over our ability to continue as a going concern from one year after the date of issuance of this current report, or November 15, 2022. We continue to work with East West Bank on repayment strategies and are working diligently to secure a refinancing of the Credit Facility.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of September 30, 2021 and December 31, 2020, the Company had an allowance for doubtful accounts of approximately $195,000 and $322,000, respectively. For the three and nine months ended September 30, 2021, the Company recorded approximately $18,000 and $15,000, respectively, to bad debt recovery. For the three and nine months ended September 30, 2020, the Company recorded approximately $64,000 and $362,000, respectively, to bad debt expense.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest for the three and nine months ended September 30, 2021 or 2020. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

Any difference between the net book value of the property and equipment and the proceeds of an asset’s sale, or settlement of an insurance claim, is recorded as a gain or loss in the Company’s condensed consolidated statements of operations.

Leases

The Company assesses whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future lease payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

The Company leases trucks and equipment in the normal course of business, which may be recorded as operating or finance leases, depending on the term of the lease. The Company records  rental expense on equipment under operating leases over the lease term as it becomes payable; there are no  rent escalation terms associated with these equipment leases. The Company records amortization expense on equipment under finance leases on a straight-line basis, as well as interest expense based on our implicit borrowing rate at the date of the lease inception. The equipment leases contain purchase options that allow the Company to purchase the leased equipment at the end of the lease term, based on the market price of the equipment at the time of the lease termination.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three and nine months ended September 30, 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the Organization of Petroleum Exporting Countries and their allies ("OPEC+") countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate potential impairment of its long-lived assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of potential impairment. During the quantitative review, the Company reviewed the undiscounted future cash flows in its assessment of whether long-lived assets had been impaired. The Company concluded that there was no impairment of its long-lived assets for the three and nine months ended September 30, 2020.

Assets Held for Sale

The Company classifies long-lived assets intended to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and nine months ended September 30, 2021 and 2020, the Company recorded no impairment charges on its held for sale assets.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The Company determined that these were triggering events which could indicate potential impairment of its goodwill and other intangible assets. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company used both the fair value and discounted future cash flows in its assessment of whether goodwill and other intangible assets had been impaired. The Company concluded that there was no impairment of its goodwill and other intangible assets for the three and nine months ended September 30, 2020.

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

The Company’s agreements with its customers are often referred to as "price sheets" and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services on the basis of their standalone selling prices. Customer agreements generally do not provide for performance, cancellation, termination, or refund type provisions. Services based on price sheets with customers are generally performed under separately issued "work orders" or "field tickets" as services are requested.

Revenue is recognized for certain projects that take more than one day as projects over time, based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

Disaggregation of Revenue

See Note 10 - Segment Reporting for disaggregation of revenue.

Employee Retention Credits

The Employee Retention Credits, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021 through the American Rescue Plan Act. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and retroactively ends the Employee Retention Credits on September 30, 2021. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages for the first three quarters of 2021. During the second quarter of 2021, the Company amended payroll tax returns originally filed for the third and fourth quarters of 2020 in order to claim refundable Employee Retention Credits for those periods. For the three and nine months ended September 30, 2021, the Company recorded $612,000 and $2.1 million, respectively, to other income in the condensed consolidated statements of operations.

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding stock options, restricted stock or warrants.

As of September 30, 2021 and 2020, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,376,239 and 1,166,733 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. As of September 30, 2021 and 2020, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2021 and 2020, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if, in the Company’s opinion, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the condensed consolidated balance sheets and condensed consolidated statements of operations. The result of the reassessment of the Company’s tax positions did not have an impact on the condensed consolidated financial statements.

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2017 through 2020 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2016 to 2020.

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a nonrecurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability ("exit price") in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels for the three and nine months ended September 30, 2021. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent contractors, officers, and directors. The expected term of the options is based upon evaluation of historical and expected exercise behavior. The risk-free interest rate is based upon USA Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be zero as we have not historically paid dividends, nor do we anticipate paying any dividends in the foreseeable future.

The Company uses a Lattice model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon USA government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

The Company used the market-value of Company common stock to determine the fair value of the performance-based restricted stock awarded in 2018 and 2019. Stock-based compensation is updated quarterly based on actual forfeitures. The Company used either a Lattice model or the Black-Scholes pricing model to determine the fair value of market-based restricted stock awarded in 2021 and 2020.

Management Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, income tax provisions and the valuation of deferred taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s condensed consolidated statements of operations.

Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, and improves consistent application by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Trucks and vehicles	$57,076	$57,224
Other equipment	1,961	1,319
Buildings and improvements	3,203	3,176
Land	378	378
Total property and equipment	62,618	62,097
Accumulated depreciation	(45,548)	(41,780)
Property and equipment, net	$17,070	$20,317

For the three and nine months ended September 30, 2021, the Company recorded depreciation expense of approximately $1.2 million and $3.8 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded depreciation expense of approximately $1.2 million and $3.7 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	September 30, 2021	December 31, 2020
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(613)	(450)
Net carrying value	$454	$617

The useful lives of our intangible assets are estimated to be five years. For the three and nine months ended September 30, 2021, amortization expense was approximately $54,000 and $163,000, respectively. For the three and nine months ended September 30, 2020, amortization expense was approximately $54,000 and $156,000, respectively.

The following table represents the amortization expense for the next five years for the twelve months ending September 30 (in thousands):

	2022	2023	2024	2025	2026
Customer relationships	$125	$125	$10	$-	$-
Patents and trademarks	93	93	8	-	-
Total intangible asset amortization expense	$218	$218	$18	$-	$-

Note 5 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, the Company entered into the 2017 Amended Credit Agreement with East West Bank. The 2017 Amended Credit Agreement originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment entered into on September 23, 2020 restructured the loan by exchanging $16.0 million of the loan into the Company's equity and converting the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment effective January 1, 2021 further extended the maturity date and modified the financial covenants effective January 1, 2021. The Seventh Amendment to the Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021 and continuing until maturity on October 15, 2022. Interest on the Credit Facility is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance through October 15, 2022, and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

Under the 2017 Amended Credit Agreement, we are subject to the following financial covenants, with which we were in compliance as of September 30, 2021:

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

On February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of September 30, 2021, we had an outstanding principal loan balance under the Credit Facility of approximately $14.0 million with a weighted average interest rate of 8.25% per year. As of September 30, 2021, our availability under the 2017 Amended Credit Agreement was $1.0 million. The Credit Facility balance of $14.8 million as of  September 30, 2021 includes approximately $792,000 of future interest payable due over the remaining term of the Credit Facility in accordance with Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructuring by Debtors.

Subsequent to September 30, 2021, the Company determined that it would be in non-compliance of its trailing three-month revenue covenant under the Credit Facility for the month ended October 31, 2021, and would likely also be in non-compliance for the trailing three-month period ending November 30, 2021. This covenant requires the Company to achieve actual revenues in an amount not less than 70% of the revenue projections previously delivered by the Company (and accepted by East West Bank) for each trailing three-month period. The Company’s non-compliance with the covenant resulted from October’s revenues being approximately $172,000 lower than what was required to meet the requirements of the covenant. The Company has determined that October’s lower revenues were the result of warmer than usual temperatures that have existed in the areas that the Company operates which caused the Company's frac water heating season to begin later than anticipated.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank which, among other things, provides for a waiver of default of the revenue covenant based upon our October trailing three-month period gross revenue and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues is waived and will not be used in any future three-month period gross revenue covenant calculation. For the month ended November 30, 2021, covenant compliance will be measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 will be measured at 80% of the reforecast  November and December revenues. Beginning for the month ended January 31, 2022 and continuing until March 31, 2022, revenue covenant compliance will be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance will be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those will include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenue waiver and the Eight Amendment.

In connection with amending the 2017 Amended Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank could not be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and was recorded in "Additional paid-in capital" in the condensed consolidated balance sheets. The Company recorded a total gain on the debt restructuring of $11.9 million during the third quarter of 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the Credit Facility discussed above and these costs were amortized to interest expense over the term of the facility on a straight-line basis. There were no remaining unamortized debt issuance costs as of  September 30, 2021 and December 31, 2020. For the three and nine months ended September 30, 2020, the Company amortized approximately $12,000 and $82,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Paycheck Protection Program

On April 10, 2020, the Company entered into a promissory note (the "Note" or "PPP Loan") with East West Bank in the aggregate amount of $1,939,900, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the CARES Act, which was enacted March 27, 2020, and is administered by the USA Small Business Administration ("SBA").

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. On July 8, 2021, the SBA approved our loan forgiveness application in full, which includes forgiveness of the total principal balance of approximately $1.9 million, as well as approximately $24,000 in accrued interest. The total amount forgiven was approximately $2.0 million and was recorded in "Other income (expense)" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Notes Payable

Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Amortization of the loan on a 10-year straight-line basis will commence on November 15, 2021. Matures October 15, 2022.	$14,792	$19,078
Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022. Loan and accrued interest forgiven in full on July 8, 2021.	-	1,940
Subordinated Promissory Note with related party. Interest at 10% and paid quarterly. Balance converted to equity in February 2021.	-	1,250
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	126	167
Vehicle loans for three pickups. Interest at 8.59% with monthly principal and interest payments of $3,966. Loans paid in full in June 2021.	-	31
Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service ("IRS") in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS. Loan paid in full in June 2021.	-	14
Total long-term debt	14,918	22,480
Less debt discount	-	(70)
Less current portion	(2,057)	(1,693)
Long-term debt, net of debt discount and current portion	$12,861	$20,717

Aggregate maturities of debt are as follows (in thousands):

For the twelve months ending September 30,
2022	$2,057
2023	12,853
2024	8
Total	$14,918

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

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

For the nine months ended September 30, 2021 and 2020, the Company's tax provisions of $0 and $15,000, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of September 30, 2021, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
For the twelve months ending September 30,
2022	$859	$28
2023	637	14
2024	548	12
2025	352	1
2026	269	-
Total future lease payments	2,665	55
Impact of discounting	(259)	(3)
Discounted value of lease obligations	$2,406	$52

The following table summarizes the components of our gross operating and finance lease costs incurred for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost:
Current lease cost	$24	$8	$57	$51
Long-term lease cost	256	256	768	835
Total operating lease cost	$280	$264	$825	$886

Finance lease cost:
Amortization of right-of-use assets	$7	$25	$54	$145
Interest on lease liabilities	1	2	5	14
Total finance lease cost	$8	$27	$59	$159

Our weighted-average lease term and discount rate used for the nine months ended September 30, 2021 and 2020 are as follows:

	For the Nine Months Ended
	September 30,
	2021	2020
Operating:
Weighted-average lease term (years)	3.57	4.26
Weighted-average discount rate	6.09%	6.08%

Finance:
Weighted-average lease term (years)	2.36	2.26
Weighted-average discount rate	5.72%	5.95%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year, up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of approximately $95,000 and $150,000 as of September 30, 2021 and December 31, 2020, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2020. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of September 30, 2021, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy, as determined by the insurance carrier, included estimated claim costs that have not yet been paid or incurred in connection with the claim. For the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through September 30, 2021, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. In September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. As of September 30, 2021, no appeal has been made and the Company expects to collect the remaining $189,000 on deposit with the underwriter. Effective  April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Litigation

On November 8, 2021, Amanda Mordica, a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by Ms. Mordica on November 19, 2019. Ms. Mordica’s claim is in excess of $1.0 million. The Company has tendered this litigation to its insurer who has preliminarily indicated that they have accepted coverage. As such, the Company does not believe that this litigation will have a materially adverse impact on the Company.

Note 8 – Stockholders’ Equity

 Conversion of Subordinated Debt to Equity

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River, a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. The total Company common stock fair value consideration was $963,000 and the Company recognized a gain of $552,000 in the condensed consolidated statements of stockholders’ equity.

In a separate transaction on February 11, 2021, the Company exchanged the remaining 50%, or $1.25 million, of our subordinated debt with Cross River, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant-date fair value $2.02 per share and are exercisable beginning one-year from the issuance date on February 11, 2022 until February 11, 2026. The total fair value of the warrant and loss on extinguishment of the subordinated debt with this related party was $304,000, which was immaterial to the Company's condensed consolidated financial statements.

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

On April 12, 2021, the Securities and Exchange Commission ("SEC") issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "Staff Statement"). The SEC highlighted accounting considerations which could, in certain circumstances, indicate that warrants should be accounted for as liabilities rather than equity instruments, in which case the warrants would be subject to fair value adjustments during each reporting period. Although the Staff Statement focused on SPACs, the same accounting considerations may apply to warrants issued by non-SPAC entities. Upon issuance of the Staff Statement, the Company performed further analysis on its population of warrants, which are listed above, giving consideration to the areas of concern noted in the Staff Statement. Upon this further review of its warrant agreements, the Company determined that it has correctly accounted for its warrants as equity instruments.

A summary of warrant activity for the nine months ended September 30, 2021 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
Warrants	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2020	1,043,667	$3.73	4.7
Issued	150,418	2.51	4.0
Expired	(2,000)	10.50	-
Outstanding as of September 30, 2021	1,192,085	$3.57	4.0

Exercisable as of September 30, 2021	1,041,667	$3.72	3.9

Note 9 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The aggregate number of shares of Company common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of Company common stock then outstanding. As such, on January 1, 2016, the number of shares of Company common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2021, there were no options available for issuance under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of September 30, 2021, there were outstanding options to purchase 2,934 shares and we had granted restricted stock shares of 181,221 shares of restricted stock that remained outstanding under the 2016 Plan.

For the nine months ended September 30, 2021 and 2020, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2020	11,569	$5.87	0.53
Forfeited or expired	(8,635)	5.98	-
Outstanding as of September 30, 2021	2,934	$5.55	0.35

Vested as of September 30, 2021	2,934	$5.55	0.35
Exercisable as of September 30, 2021	2,934	$5.55	0.35

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2021, and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

For the three and nine months ended September 30, 2021, the Company recognized no stock-based compensation costs for stock options. For the three months ended September 30, 2020, the Company recognized no stock-based compensation costs for stock options. For the nine months ended September 30, 2020, the Company recognized stock-based compensation costs for stock options of approximately $3,000 in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations.

As of September 30, 2021, there was no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2020	24,393	$7.32
Granted	165,000	1.05
Vested	(6,505)	7.94
Forfeited	(1,667)	8.92
Restricted shares as of September 30, 2021	181,221	$1.58

For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation costs for restricted stock of approximately $21,000 and $70,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recognized stock-based compensation costs for restricted stock of approximately $16,000 and $374,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	2,934	98,823	4,201	106,805
Restricted stock	181,550	27,071	178,720	69,523
Warrants	1,192,085	119,754	1,170,204	69,214
Weighted average	1,376,569	245,648	1,353,125	245,542

On January 4, 2021, the Company awarded Company common stock to members of its Board of Directors with an award date fair value of approximately $311,000 based on the closing price of the Company's stock reported on the NYSE American on the date of the award. As of December 31, 2020, the Company accrued Board of Directors fees of approximately $221,000 for services rendered from October 2019 through December 2020. For the nine months ended September 30, 2021, the Company issued 118,184 shares to settle the outstanding accrual. For the nine months ended September 30, 2021, the Company awarded 48,129 restricted shares for 2021 Board of Directors fees and has recognized expense of approximately $68,000 related to the award of these shares. The Company will expense the remaining $22,000 related to the award of these shares during the fourth quarter of 2021.

Note 10 – Segment Reporting

Enservco’s reportable operating segments are Production Services and Completion and Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

Production Services

This segment utilizes a fleet of hot oiling trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oiling services and acidizing services. Hot oiling is utilized by customers to remove paraffins from wellbores, pipes and vessels. Acidizing services are utilized by customers to clean reservoir surfaces and increase flow rates.

Completion and Other Services

This segment utilizes a fleet of frac water heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services for other industries, which consist primarily of hauling and transport of materials and heat treating for customers. Frac water heating is utilized by customers during the completion of oil and gas wells.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended September 30, 2021:
Revenues	$2,483	$544	$-	$3,027
Cost of revenue	2,489	1,189	-	3,678
Segment loss	$(6)	$(645)	$-	$(651)

Depreciation and amortization	$639	$562	$101	$1,302
Capital expenditures	$77	$68	$8	$153
Identifiable assets(1)	$11,906	$10,460	$614	$22,980

For the Three Months Ended September 30, 2020:
Revenues	$1,363	$401	$-	$1,764
Cost of revenue	1,347	1,126	-	$2,473
Segment profit (loss)	$16	$(725)	$-	$(709)

Depreciation and amortization	$496	$655	$120	$1,271
Capital expenditures	$11	$28	$-	$39
Identifiable assets (1)	$13,042	$13,444	$1,047	$27,533

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

	Production Services	Completion and Other Services	Unallocated	Total
For the Nine Months Ended September 30, 2021:
Revenues	$6,556	$4,701	$-	$11,257
Cost of revenue	6,802	5,680	-	12,482
Segment loss	$(246)	$(979)	$-	$(1,225)

Depreciation and amortization	$1,739	$1,935	$301	$3,975
Capital expenditures	$166	$174	$8	$348
Identifiable assets(1)	$11,906	$10,460	$614	$22,980

For the Nine Months Ended September 30, 2020:
Revenues	$5,948	$7,343	$-	$13,291
Cost of revenue	6,655	7,613	-	$14,268
Segment loss	$(707)	$(270)	-	$(977)

Depreciation and amortization	$1,813	$1,869	$295	$3,977
Capital expenditures	$170	$174	$-	$344
Identifiable assets(1)	$13,042	$13,444	$1,047	$27,533

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Segment loss	$(651)	$(709)
Sales, general, and administrative expenses	(907)	(1,049)
Loss on disposal of equipment	-	(21)
Depreciation and amortization	(1,302)	(1,271)
Loss from operations	$(2,860)	$(3,050)

	For the Nine Months Ended
	September 30,
	2021	2020
Segment loss	$(1,225)	$(977)
Sales, general, and administrative expenses	(2,904)	(4,058)
Severance and transition costs	-	(139)
Loss on disposal of equipment	(70)	(59)
Depreciation and amortization	(3,975)	(3,977)
Loss from operations	$(8,174)	$(9,210)

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following tables set forth revenue from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$676	$539
Central USA Region(2)	1,651	746
Eastern USA Region(3)	156	78
Total Production Services	2,483	1,363

Completion and Other Services:
Rocky Mountain Region (1)	435	375
Central USA Region(2)	38	-
Eastern USA Region(3)	71	26
Total Completion and Other Services	544	401

Total Revenues	$3,027	$1,764

	For the Nine Months Ended
	September 30,
	2021	2020
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$1,708	$2,080
Central USA Region(2)	4,304	3,562
Eastern USA Region(3)	544	306
Total Production Services	6,556	5,948

Completion and Other Services:
Rocky Mountain Region(1)	3,142	6,092
Central USA Region(2)	38	108
Eastern USA Region(3)	1,521	1,143
Total Completion and Other Services	4,701	7,343

Total Revenues	$11,257	$13,291

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2021 and 2020, as well as our financial condition, liquidity and capital resources as of September 30, 2021 and December 31, 2020. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to maintain certain operating covenants under our existing 2017 Amended Credit Agreement which, if violated and not cured by us or waived by the bank, could result in our outstanding loan balance being immediately accelerated, due and payable;
●	Our ability to successfully refinance the outstanding balance of the 2017 Amended Credit Agreement when due in October 2022 unless earlier accelerated, on terms acceptable to us;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Credit Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Decreases in the prices for crude oil and natural gas which would likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets and the potential for pandemic related mandates;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as pandemic risks related to the COVID-19 virus and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing; and
●	The price and volume volatility of our common stock.

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

Subsequent to September 30, 2021, the Company determined that it would be in non-compliance of its trailing three-month revenue covenant under the Credit Facility for the month ended October 31, 2021, and would likely also be in non-compliance for the trailing three-month period ending November 30, 2021. This covenant requires the Company to achieve actual revenues in an amount not less than 70% of the revenue projections previously delivered by the Company (and accepted by East West Bank) for each trailing three-month period. The Company’s non-compliance with the covenant resulted from October’s revenues being approximately $172,000 lower than what was required to meet the requirements of the covenant. The Company has determined that October’s lower revenues were the result of warmer than usual temperatures that have existed in the areas that the Company operates which caused the Company's frac water heating season to begin later than anticipated.

On November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank which, among other things, provides for a waiver of default of the revenue covenant based upon our October trailing three-month period gross revenue and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues is waived and will not be used in any future three-month period gross revenue covenant calculation. For the month ended November 30, 2021, covenant compliance will be measured at 80% of reforecast November revenues. Covenant compliance for the month ended December 31, 2021 will be measured at 80% of the reforecast November and December revenues. Beginning for the month ended January 31, 2022 and continuing until March 31, 2022, revenue covenant compliance will be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance will be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those will include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenue waiver and the Eight Amendment.

On November 8, 2021, Amanda Mordica, a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by Ms. Mordica on November 19, 2019. Ms. Mordica’s claim is in excess of $1.0 million. The Company has tendered this litigation to its insurer who has preliminarily indicated that they have accepted coverage. As such, the Company does not believe that this litigation will have a materially adverse impact on the Company.

On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all United States employers with 100 or more employees. The United States Department of Labor’s Occupational Safety and Health Administration ("OSHA") issued on November 5, 2021 an emergency temporary standard entitled “COVID-19 Vaccination and Testing; Emergency Temporary Standard” to make the testing requirements of the Plan effective beginning January 4, 2022 until a permanent rule is later issued. Legal challenges to this standard are currently underway with additional challenges expected, which leads to uncertainty about the potential timing of when or if this standard might actually take effect. The standard also contains exemptions for “remote workers” who work 100% alone and employees who work exclusively outdoors as long as their use of indoor spaces is de minimis. Our current headcount is below the 100 employee threshold but it will likely exceed 100 employees during the heating season. We believe OSHA’s exemptions may apply to some of our employees, but as with any complex new standard, it is impossible to be certain how OSHA will apply it until they issue further guidance or begin enforcement. As a result, this mandate could increase the challenges of maintaining and growing our number of employees across all functions. This mandate, if imposed and if we are unable to obtain appropriate exemptions, could lead to employee turnover and could materially and adversely affect our growth and profitability.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19 has had a positive impact on oil prices and hence our business for the three months ended September 30, 2021. For the nine months ended September 30, 2021, WTI crude oil price averaged approximately $65 per barrel, versus an average of approximately $38 per barrel in the comparable period last year which resulted in an increase in rig count in our markets. However, we continue to feel the impact of the pandemic and certain actions Russia and certain oil producing countries with the Organization of Petroleum Exporting Countries and their allies ("OPEC+") undertook in early 2020 with respect to increasing their market share by increasing supply which had a significant adverse impact on domestic drilling and operating activity within our markets. While there has been a slow rebound in active North American rig count beginning in the fourth quarter of 2020, rig count as of September 30, 2021 still remains over 30% below pre-pandemic active rigs. While the COVID-19 pandemic and OPEC+ concerns have continued to impact the Company’s business when compared to pre-COVID-19 and OPEC+ activity, the Company has experienced increased demand and micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

The Company's expectations for improved activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production. Reductions or limitations in leasing federal property for oil exploration in addition to other measures impacting oil and gas supply and demand have had an impact on the oil exploration and production industry. Finally, to the extent that state and local governments increase regulations, there can be a negative impact to the oil exploration and production industry.

The full extent of the impact of the COVID-19 pandemic, OPEC+ actions, USA governmental actions and oil price changes on our operations and financial performance depends on future developments that are uncertain and unpredictable, including any potential resurgence restrictions related to the pandemic, its impact on capital and financial markets, any new information that may emerge concerning the severity of other strains of the virus, its spread to other regions as well as the actions taken to contain it, production response of domestic oil producers to lower oil prices, and the adherence to any actions by OPEC+.

OVERVIEW

Enservco Corporation ("Enservco") through its wholly owned subsidiaries (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of approximately 327 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended September 30, 2021 increased approximately $1.3 million, or 72%, as compared to the same period in 2020 as the economy continued to emerge from the impacts related to the COVID-19 pandemic that began in March 2020 and the Company's expansion into East Texas in late second quarter 2021. Average North American rig count increased by 95% from 254 rigs in operation during the third quarter of 2020 to 496 average rigs in operation during the third quarter of 2021.

Revenues for the nine months ended September 30, 2021 decreased approximately $2.0 million, or 15%, as compared to the same nine-month period in 2020 due primarily to the broader impact of the COVID-19 pandemic and the inclusion of normal activity during the first quarter of 2020 that occurred prior to the pandemic and OPEC+ events. Average North American rig count declined by 7% from 477 rigs in operation during the first three quarters of 2020 to 445 average rigs in operation during the first three quarters of 2021.

Segment loss for the three months ended September 30, 2021 decreased by approximately $58,000, or 8%, as compared to the same period in 2020 due primarily to the slow recovery from the COVID-19 pandemic noted above. Sales, general & administrative expenses for the three months ended September 30, 2021 decreased by approximately $142,000, or 14%, as compared to the same period in 2020 due primarily to a decrease in our outside professional fees that were incurred as a result of the debt restructuring and ATM offering in the third quarter of 2020, as well as a decrease in bad debt expense from the reduction of the allowance for doubtful accounts.

Segment loss for the nine months ended September 30, 2021 increased by approximately $248,000, or 25%, as compared to the same nine-month period in 2020 due primarily to the decrease in revenues resulting from the COVID-19 pandemic noted above. Sales, general & administrative expenses for the nine months ended September 30, 2021 decreased by approximately $1.2 million, or 28%, as compared to the same nine-month period in 2020 due primarily to a decrease in our professional services, bad debt expense, personnel costs, and stock-based compensation from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances.

Other income for the three months ended September 30, 2021 was approximately $2.7 million, compared to other income of approximately $11.5 million for the same period in 2020. This decrease of $8.8 million, or 77%, was due to the $11.9 million gain on the restructuring of the Credit Facility in the third quarter of 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $612,000 in Employee Retention Credits during the third quarter of 2021. Other income for the nine months ended September 30, 2021 was approximately $4.2 million, compared to other income of approximately $10.4 million for the same period in 2020. This decrease of $6.2 million, or 59%, was due primarily to the $11.9 million gain on the restructuring of the Credit Facility reduced by $1.7 million in interest expense during the nine months ended September 30, 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $2.1 million in Employee Retention Credits during the same period in 2021.

Net loss for the three months ended September 30, 2021 was approximately $177,000, or $0.02 per share, compared to net income of approximately $8.4 million, or $2.15 per share, for the same period in 2020. Net loss for the nine months ended September 30, 2021 was approximately $4.0 million, or $0.37 per share, compared to net income of approximately $1.2 million, or $0.32 per share, for the same nine-month period in 2020 due to the factors noted above.

Adjusted EBITDA for the three months ended September 30, 2021 was a loss of approximately $1.5 million compared to a loss of approximately $1.7 million for the same period in 2020. Adjusted EBITDA for the nine months ended September 30, 2021 was a loss of approximately $4.1 million compared to a loss of approximately $4.3 million for the same nine-month period in 2020. See the section below titled "Adjusted EBITDA*" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the nine months ended September 30, 2021, WTI crude oil price averaged approximately $65 per barrel, versus an average of approximately $38 per barrel in the comparable period last year. The North American rig count increased to 521 rigs in operation as of September 30, 2021, compared to 261 rigs at the same time a year ago. Despite the lower activity levels and reduced rig count in the first quarter of 2021, we have grown our customer base and allocated resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price.

Beginning in early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC+, particularly Saudi Arabia. Additionally, the recent change in political environment has an uncertain impact on oil exploration and production. While there has been a slow rebound in active North American rig count beginning in the fourth quarter of 2020, rig count remains over 30% below pre-pandemic active rigs. We anticipate that our completion services activity and, to some degree, our gross margins will be impacted by regional changes in drilling and completion activity of our customers.

Segment Overview

Segment Results

Enservco’s reportable operating segments are Production Services and Completion and Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

Production Services

This segment utilizes a fleet of hot oiling trucks and acidizing units to provide maintenance services to the domestic oil and gas industry. These services include hot oiling services and acidizing services.

Completion and Other Services

This segment utilizes a fleet of frac water heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services for other industries, which consist primarily of hauling and transport of materials and heat treating for customers.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth revenue from operations and segment profits (losses) for our business segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES:
Production services	$2,483	$1,363	$6,556	$5,948
Completion and other services	544	401	4,701	7,343
Total revenues	$3,027	$1,764	$11,257	$13,291

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SEGMENT PROFIT (LOSS):
Production services	$(6)	$16	$(246)	$(707)
Completion and other services	(645)	(725)	(979)	(270)
Total segment loss	$(651)	$(709)	$(1,225)	$(977)

Production Services

Production Services revenues, which accounted for 82% of total revenue for the three months ended September 30, 2021, increased approximately $1.1 million, or 82%, to $2.5 million compared to $1.4 million for the same period in 2020 due to increased hot oiling activity, especially in our Central USA Region. This segment's revenues, which accounted for 58% of total revenue for the nine months ended September 30, 2021, increased approximately $608,000, or 10%, to $6.6 million compared to $5.9 million for the same nine-month period in 2020 also due primarily to the increase in hot oiling activity in our Central USA Region.

Hot oiling revenues for the three months ended September 30, 2021 increased approximately $981,000, or 76%, as compared to the same period in 2020, from approximately $1.3 million to approximately $2.3 million, due primarily to increased domestic oil and gas activity and price levels during the third quarter of 2021. As a result of the higher crude prices during the third quarter of 2021, we have worked with our customers and have been successful in implementing price increases for hot oiling services. Hot oiling revenues for the nine months ended September 30, 2021 increased approximately $633,000, or 11%, as compared to the same nine-month period in 2020, from approximately $5.6 million to approximately $6.2 million, due to the same reasons as mentioned for the three months ended, partially offset by lower activity and price levels during the first quarter of 2021.

Acidizing revenues for the three months ended September 30, 2021 increased by approximately $139,000, or 199%, to approximately $209,000 from approximately $70,000, due to increased activity levels and continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas. Acidizing revenues for the nine months ended September 30, 2021 decreased by approximately $25,000, or 7%, to approximately $345,000 from approximately $371,000. This year-over-year decline is attributable to the significant decrease in acidizing revenues from the first quarter of 2021, partially offset by the period-over-period increases we realized in the second and third quarters of this year.

Segment profit for Production Services for the three months ended September 30, 2021 decreased by $22,000, or 138%, to a loss of $6,000, as compared to segment profit of $16,000 for the same period in 2020. Segment loss for Production Services for the nine months ended September 30, 2021 decreased by $461,000, or 65%, to a loss of $246,000, as compared to segment loss of $707,000 for the same nine-month period in 2020, which was due primarily to the result of cost saving measures implemented to offset the industry conditions discussed above and increased activity in the second and third quarters of 2021.

Completion and Other Services

Completion and Other Services revenues, which accounted for 18% of total revenue for the three months ended September 30, 2021, increased approximately $143,000, or 36%, to $544,000 compared to $401,000 for the same period in 2020. This segment's revenues, which accounted for 42% of total revenue for the nine months ended September 30, 2021, decreased approximately $2.6 million, or 36%, to $4.7 million compared to $7.3 million for the same nine-month period in 2020. This year-over-year decline is attributable to the significant decrease in segment revenues from the first quarter of 2021, partially offset by the period-over-period increases we realized in the second and third quarters of this year.

Segment loss for Completion and Other Services for the three months ended September 30, 2021 was approximately $645,000 compared to segment loss of approximately $725,000 for the same period in 2020. This was due to an increase in domestic oil and gas activity in the third quarter of 2021. Segment loss for Completion and Other Services for the nine months ended September 30, 2021 was approximately $979,000 compared to segment loss of approximately $270,000 for the same period in 2020. The resulting year-over-year decrease in segment profit is related to the reasons discussed above for segment revenues.

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$676	$539	$1,708	$2,080
Central USA Region(2)	1,651	746	4,304	3,562
Eastern USA Region(3)	156	78	544	306
Total Production Services	2,483	1,363	6,556	5,948

Completion and Other Services:
Rocky Mountain Reg ion(1)	435	375	3,142	6,092
Central USA Region(2)	38	-	38	108
Eastern USA Region(3)	71	26	1,521	1,143
Total Completion and Other Services	544	401	4,701	7,343

Total Revenues	$3,027	$1,764	$11,257	$13,291

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenue in the Rocky Mountain Region for the three months ended September 30, 2021 increased approximately $137,000, or 25%, as compared to the same period in 2020, primarily due to an increase in acidizing and hot oiling activity the DJ Basin. Production Services segment revenue in the Rocky Mountain Region for the nine months ended September 30, 2021 decreased approximately $372,000, or 18%, as compared to the same nine-month period in 2020, primarily due to less acidizing and hot oiling activity in the DJ and Bakken Basins during the first quarter of 2021.

Production Services segment revenue in the Central USA Region for the three months ended September 30, 2021 increased approximately $905,000, or 121%, as compared to the same period in 2020, due to increased hot oiling activity in the Eagle Ford Shale and the introduction of the East Texas Oilfield in the second quarter of 2021. Production Services segment revenue in the Central USA Region for the nine months ended September 30, 2021 increased approximately $743,000, or 21%, as compared to the same nine-month period in 2020, due to increased hot oiling activity in the Eagle Ford Shale in the second and third quarter of 2021 and the expansion into East Texas in the second quarter of 2021.

Production Services segment revenue in the Eastern USA Region for the three months ended September 30, 2021 increased approximately $78,000, or 100%, as compared to the same period in 2020. Production Services segment revenue in the Eastern USA Region for the nine months ended September 30, 2021 increased approximately $237,000, or 77%, as compared to the same nine-month period in 2020. These increases resulted primarily from increased hot oiling activity in the Marcellus and Utica Basins.

Completion and Other Services segment revenue in the Rocky Mountain Region for the three months ended September 30, 2021 increased approximately $60,000, or 16%, as compared to the same period in 2020, primarily due to an increase in hauling activity in the region. Completion and Other Services segment revenue in the Rocky Mountain Region for the nine months ended September 30, 2021 decreased approximately $3.0 million, or 48%, as compared to the same nine-month period in 2020 primarily due to less completion activity in the DJ and Bakken Basins in the first quarter of 2021.

Completion and Other Services segment revenue in the Central USA Region for the three months ended September 30, 2021 increased approximately $38,000, or 100%, as compared to the same period in 2020, due to hauling activity in the region. Completion and Other Services segment revenue in the Central USA Region for the nine months ended September 30, 2021 decreased approximately $70,000, or 65%, as compared to the same nine-month period in 2020, primarily due to the closure of our facility in the Anadarko Basin.

Completion and Other Services segment revenue in the Eastern USA Region for the three months ended September 30, 2021 increased approximately $45,000, or 173%, as compared to the same period in 2020. Completion and Other Services segment revenue in the Eastern USA Region for the nine months ended September 30, 2021 increased approximately $378,000, or 33%, as compared to the same nine-month period in 2020. These increases resulted from increased frac water heating activity in the Marcellus and Utica Basins.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our "heating season," and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenue. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an illustration of this quarter-to-quarter seasonality, the Company generated approximately 75% of its 2020 revenues during the first and fourth quarters compared to 25% of 2020 revenues during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $1.2 million, or 49%, for the three months ended September 30, 2021 as compared to the same period in 2020. This was due to the increased activity during the third quarter of 2021. Direct operating expenses for the nine months ended September 30, 2021 decreased by approximately $1.8 million, or 13%, as compared to the same nine-month period in 2020. This was primarily due to the severe reduction in activity during the first quarter of 2021 discussed previously.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended September 30, 2021 decreased approximately $142,000, or 14%, to $907,000 as compared to the same period in 2020. This was due primarily to a decrease in our outside professional fees that were incurred as a result of the debt restructuring and ATM offering in the third quarter of 2020, as well as a decrease in bad debt expense from the reduction of the allowance for doubtful accounts. Sales, general, and administrative expenses for the nine months ended September 30, 2021 decreased approximately $1.3 million, or 31%, to $2.9 million as compared to the same nine-month period in 2020. This was primarily due to a significant decrease in our bad debt expense, reductions in personnel costs, outside professional services related to our attempt to refinance our Credit Facility and stock-based compensation expense from the severance awarded to the former CEO in the second quarter of 2020, partially offset by an increase in our public company expenses as a result of exchange fees related to our share issuances.

Depreciation and Amortization

Depreciation and amortization expenses were comparable for the three and nine months ended September 30, 2021 and 2020.

Loss from Operations

For the three months ended September 30, 2021, the Company recognized a loss from operations of $2.9 million compared to a loss from operations of $3.1 million for the same period in 2020. This decreased loss of approximately $190,000 was primarily due to the increase in segment revenue discussed above, as well as cost saving measures implemented to offset the industry conditions. For the nine months ended September 30, 2021, the Company recognized a loss from operations of $8.1 million compared to a loss from operations of $9.2 million for the same nine-month period in 2020. This decreased loss of approximately $1.1 million was primarily due to the cost saving measures implemented to offset the industry conditions and the separation agreement with the Company's former CEO during the second quarter of 2020.

Interest Expense

Interest expense for the three months ended September 30, 2021 decreased approximately $471,000, or 99%, as compared to the same period in 2020. Interest expense for the nine months ended September 30, 2021 decreased approximately $1.6 million, or 97%, as compared to the same nine-month period in 2020. These decreases were primarily due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Discontinued Operations

Results for the three months ended September 30, 2021 and 2020 include loss from discontinued operations of approximately $0 and $7,000, respectively. Results for the nine months ended September 30, 2021 and 2020 include loss from discontinued operations of approximately $8,000 and income from discontinued operations of approximately $60,000, respectively.

Other Income (Expense)

Other income for the three months ended September 30, 2021 was approximately $2.7 million compared to other income of approximately $11.9 million for the same period in 2020. This decrease of $8.8 million was due to the $11.9 million gain on the restructuring of the Credit Facility in the third quarter of 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $612,000 in Employee Retention Credits during the third quarter of 2021. Other income for the nine months ended September 30, 2021 was approximately $4.3 million compared to other income of approximately $12.0 million for the same nine-month period in 2020. This decrease of $6.2 million was due primarily to the $11.9 million gain on the restructuring of the Credit Facility reduced by $1.7 million in interest expense during the nine months ended September 30, 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $2.1 million in Employee Retention Credits during the same period in 2021.

Income Taxes

As of September 30, 2021, the Company had recorded a full valuation allowance on a net deferred tax asset of $4.8 million. For the nine months ended September 30, 2021 and 2020, the Company's tax provisions of $0 and $15,000, respectively, were adjusted by the valuation allowance which resulted in a net tax provision of zero.

Our effective tax rate for the three months ended September 30, 2021 and 2020 was approximately 0% and 1%, respectively. The effective tax expense for the nine months ended September 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(177)	$8,405	$(3,956)	$1,211
Add back:
Interest expense (including discontinued operations)	6	478	51	1,667
Provision for income tax expense	-	6	-	15
Depreciation and amortization (including discontinued operations)	1,302	1,277	3,981	3,996
EBITDA*	1,131	10,166	76	6,889
Add back (deduct):
Stock-based compensation	21	16	70	377
Severance and transition costs	-	-	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	-	20	70	(34)
Gain on debt restructuring	-	(11,916)	-	(11,916)
Other (income) expense	(2,689)	1	(4,276)	282
EBITDA related to discontinued operations	-	-	1	11
Adjusted EBITDA	$(1,537)	$(1,713)	$(4,052)	$(4,252)

*   See below for discussion of the use of non-GAAP financial measurements.

Use of Non-GAAP Financial Measures

Non-GAAP results are presented only as a supplement to the financial statements and for use within management’s discussion and analysis based on GAAP. The non-GAAP financial information is provided to enhance the reader's understanding of the Company’s financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures are provided herein.

EBITDA is defined as net income (loss), before interest expense, income taxes, and depreciation and amortization. Adjusted EBITDA excludes stock-based compensation expense from EBITDA and, when appropriate, other items that management does not utilize in assessing the Company’s ongoing operating performance as set forth in the next paragraph. None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income (loss) as an indicator of operating performance or any other GAAP measure.

All of the items included in the reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of assets, severance and transition costs, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 increased by approximately $177,000, or 10%, as compared to the same period in 2020. This increase was primarily due to period-over-period reductions in our sales, general, and administrative expenses. Adjusted EBITDA for the nine months ended September 30, 2021 increased by approximately $200,000, or 5%, as compared to the same nine-month period in 2020. This increase was primarily due to period-over-period reductions in our sales, general, and administrative expenses, offset partially by a period-over-period decrease in our gross margin.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had an outstanding principal loan balance under the Amended Credit Facility of approximat ely $14.0 million with a weighted average interest rate of 8.25% per year.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(3,883)	$(2,295)
Net cash (used in) provided by investing activities	(283)	966
Net cash provided by financing activities	4,372	666
Net increase (decrease) in cash and cash equivalents	206	(663)

Cash and cash equivalents, beginning of period	1,467	663

Cash and cash equivalents, end of period	$1,673	$-

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Current assets	$7,306	$4,880
Total assets	28,109	30,183
Current liabilities	4,493	4,574
Total liabilities	19,035	27,628
Working capital (current assets net of current liabilities)	2,813	306
Stockholders’ equity	9,074	2,555

Overview

We have accomplished several capitalization initiatives in the past year to deleverage our balance sheet and have positioned the Company into a much more favorable liquidity situation. We successfully completed two equity offerings during late 2020 and early 2021 that provided aggregate net proceeds of $12.3 million. Additionally, we entered into two amendments to our Credit Facility during the third quarter of 2020 and the first quarter of 2021 that provided us with significant relief under our Credit Facility, including a $16.0 million principal reduction, and two extensions of the debt which now matures on October 15, 2022. Upon closing on our second equity offering on February 11, 2021, we made a $3.0 million principal payment on our Credit Facility.

We have relied on cash flow from operations and borrowings under the $1.0 million line of credit under our Credit Facility to satisfy our liquidity needs. Due to the maturity date of our Credit Facility of October 15, 2022, which is less than twelve months from the date of this report, absent our ability to refinance such debt or obtain equity financing, neither of which can be assured, substantial doubt exists about our ability to fund our capital requirements beyond the next twelve months. As of September 30, 2021, in addition to cash of $1.7 million, we had $1.0 million available under the Credit Facility. Our capital requirements for the remainder of 2021 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets. Under our 2017 Amended Credit Agreement, we are restricted to capital expenditures of $1.2 million during 2021, of which we have utilized $348,000 through September 30, 2021.

Liquidity

As of September 30, 2021, our available liquidity was $2.7 million which represented our cash balance of $1.7 million and $1.0 million availability on the line of credit under our Credit Facility. We utilize the line of credit under our Credit Facility to fund working capital requirements and investments, and for the nine months ended September 30, 2021 we made net line of credit repayments of approximately $701,000.

Working Capital

As of September 30, 2021, we had working capital of approximately $2.8 million, compared to working capital of $306,000 as of December 31, 2020. The $2.5 million increase in working capital was primarily attributable to the closing of our February 2021 public offering which provided net proceeds of approximately $8.8 million, partially offset by the $3.0 principal paydown of our long-term Credit Facility.

Deferred Tax Asset, net

As of September 30, 2021, the Company had recorded a valuation allowance to reduce its net deferred tax assets to zero.

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was approximately $3.9 million compared to $2.3 million for the same nine-month period in 2020. The increase in cash used was attributable to the decrease in cash provided by the monetization of accounts receivable and an increase in the cash used for prepaid expenses and other current assets during the current year period, partially offset by the decrease in net loss adjusted to net cash used and the increase in cash flows related to the change in accounts payable balances.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was approximately $283,000 compared to cash provided by investing activities of $966,000 for the same nine-month period in 2020. This was primarily due to proceeds received from an insurance settlement and the sale of assets related to both our continuing and discontinued operations during the prior year period.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was approximately $4.4 million compared to cash provided by financing activities of $666,000 for the same nine-month period in 2020. The change is due to the net proceeds from our February 2021 Public Offering, partially offset by accrued future interest payments, the paydown of our long-term Credit Facility during the first quarter of 2021 and the proceeds from the PPP loan during the second quarter of 2020.

Outlook

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

Over the past three years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in hot oiling, acidizing and frac water heating. We faced a very difficult operating environment during the first quarter of 2021 which began to improve during the second quarter of 2021 with the increases in crude oil prices and active North American oil rigs. While crude oil prices and active North American oil rigs continued to rise throughout the third quarter of 2021, rig counts continue to be over 30% below pre-pandemic levels. Additionally, E&P companies have continued their recent focus on improving free cash flow and debt reduction at the expense of rapidly increasing drilling activity even as crude oil prices rose well above $80 per barrel.

On September 9, 2021, President Biden announced a new COVID-19 Action Plan entitled the “Path out of the Pandemic” (the “Plan”). The Plan mandates COVID-19 vaccinations or at least weekly COVID-19 testing for all United States employers with 100 or more employees. The United States Department of Labor’s Occupational Safety and Health Administration ("OSHA") issued on November 5, 2021 an emergency temporary standard entitled “COVID-19 Vaccination and Testing; Emergency Temporary Standard” to make the testing requirements of the Plan effective beginning January 4, 2022 until a permanent rule is later issued. Legal challenges to this standard are currently underway with additional challenges expected, which leads to uncertainty about the potential timing of when or if this standard might actually take effect. The standard also contains exemptions for “remote workers” who work 100% alone and employees who work exclusively outdoors as long as their use of indoor spaces is de minimis. Our current headcount is below the 100 employee threshold but it will likely exceed 100 employees during the heating season. We believe OSHA’s exemptions may apply to some of our employees, but as with any complex new standard, it is impossible to be certain how OSHA will apply it until they issue further guidance or begin enforcement. As a result, this mandate could increase the challenges of maintaining and growing our number of employees across all functions. This mandate, if imposed and if we are unable to obtain appropriate exemptions, could lead to employee turnover and could materially and adversely affect our growth and profitability.

Capital Commitments and Obligations

Our capital obligations as of September 30, 2021 consist primarily the 2017 Amended Credit Agreement which matures October 15, 2022. In addition, we also have scheduled principal payments under certain term loans, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies since December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 8, 2021, Amanda Mordica, a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by Ms. Mordica on November 19, 2019. Ms. Mordica’s claim is in excess of $1.0 million. The Company has tendered this litigation to its insurer who has preliminarily indicated that they have accepted coverage. As such, the Company does not believe that this litigation will have a materially adverse impact on the Company.

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Eighth Amendment to the Loan and Security Agreement and Waiver, dated as of November 12, 2021, by and among Enservco Corporation, a Delaware corporation, Dillco Fluid Service, Inc., a Kansas corporation, Heat Waves Hot Oil Service LLC, a Colorado limited liability company, Heat Waves Water Management LLC, a Colorado limited liability company, and Adler Hot Oil Service, LLC, a Delaware limited liability company, and East West Bank.(1)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Principal Executive Officer)
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer)
32*

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Chief Executive Officer, and Marjorie Hargrave, Chief Financial Officer)

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

 *    Filed herewith.

(1)  Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 15, 2021	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: November 15, 2021	/s/ Marjorie A. Hargrave
President and Chief Financial Officer (Principal Financial Officer)