Form 10-Q/A
period 2021-03-31
Enservco Corp
filed 2022-04-11
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “Original Filing”).

The Company has re-evaluated its previous accounting treatment for the warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Pursuant to such re-evaluation, the Company’s management has determined that the Company should have recognized a loss equal to the fair value of the warrant on the date of issuance.

Therefore, on March 22, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 13, 2021, should be restated to recognize the loss associated with the issuance of the warrant. As such, the Company is filing this Amendment No. 1 to affect such restatement.

The restatement has no impact on the Company’s revenues, operating expenses, loss from operations or Adjusted EBITDA for the three months ended March 31, 2021.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement: (i) Part I, Item 1. Condensed Financial Statements; and (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2 and 32).

As a result of the factors described above, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4A. Controls and Procedures included in this Amendment No. 1.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing. Except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS	(restated)
Current Assets
Cash and cash equivalents	$3,700	$1,467
Accounts receivable, net	3,172	1,733
Prepaid expenses and other current assets	971	858
Inventories	334	295
Assets held for sale	527	527
Total current assets	8,704	4,880

Property and equipment, net	19,035	20,317
Goodwill	546	546
Intangible assets, net	563	617
Right-of-use asset - finance, net	110	129
Right-of-use asset - operating, net	2,708	2,918
Other assets	421	423
Non-current assets of discontinued operations	347	353

TOTAL ASSETS	$32,434	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,315	$1,931
Senior revolving credit facility, related party (including future interest payable of $735 and $892, respectively - see Note 7)	1,318	1,593
Lease liability - finance, current	66	65
Lease liability - operating, current	847	854
Current portion of long-term debt	89	100
Current liabilities of discontinued operations	33	31
Total current liabilities	3,668	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $433 and $485, respectively - see Note 7)	13,850	17,485
Subordinated debt, related party (Note 3)	-	1,180
Long-term debt, less current portion	2,038	2,052
Lease liability - finance, less current portion	38	55
Lease liability - operating, less current portion	1,986	2,185
Other liabilities	43	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	17,955	23,054
Total liabilities	21,623	27,628

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,630 and 6,307,868 shares issued as of March 31, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of March 31, 2021 and December 31, 2020, respectively; and 11,432,723 and 6,300,961 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,760	30,052
Accumulated deficit	(30,006)	(27,529)
Total stockholders' equity	10,811	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,434	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(restated)
Revenues
Production services	$1,844	$3,202
Completion and other services	3,299	6,184
Total revenues	5,143	9,386

Expenses
Production services	1,967	3,494
Completion and other services	3,142	4,971
Sales, general, and administrative expenses	1,005	1,762
Loss on disposal of assets	51	15
Depreciation and amortization	1,336	1,396
Total operating expenses	7,501	11,638

Loss from Operations	(2,358)	(2,252)

Other (expense) income
Interest expense	(33)	(641)
Other (expense) income	(78)	20
Total other expense	(111)	(621)

Loss from continuing operations before taxes	(2,469)	(2,873)
Income tax expense	-	-
Loss from continuing operations	(2,469)	(2,873)
(Loss) income from discontinued operations (Note 6)	(8)	36
Net loss	$(2,477)	$(2,837)

Loss from continuing operations per common share - basic and diluted	$(0.27)	$(0.78)
(Loss) income from discontinued operations per common share - basic and diluted	-	0.01
Net loss per share - basic and diluted	$(0.27)	$(0.77)

Weighted average number of common shares outstanding - basic and diluted	9,187	3,701

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(2,837)	$(5,474)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,477)	(2,477)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(30,006)	10,811

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(restated)
OPERATING ACTIVITIES
Net loss	$(2,477)	$(2,837)
Net (loss) income from discontinued operations	(8)	36
Net loss from continuing operations	(2,469)	(2,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,336	1,396
Loss on disposal of equipment	51	15
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304	-
Stock-based compensation	24	39
Amortization of debt issuance costs and discount	8	47
Provision for bad debt expense	38	300
Changes in operating assets and liabilities
Accounts receivable	(1,476)	429
Inventories	(39)	39
Prepaid expense and other current assets	(113)	333
Amortization of operating lease assets	210	230
Other assets	2	15
Accounts payable and accrued liabilities	(556)	(869)
Operating lease liabilities	(206)	(204)
Other liabilities	(45)	-
Net cash used in operating activities - continuing operations	(2,620)	(1,103)
Net cash (used in) provided by operating activities - discontinued operations	(2)	134
Net cash used in operating activities	(2,622)	(969)

INVESTING ACTIVITIES
Purchases of property and equipment	(45)	(164)
Proceeds from disposals of property and equipment	13	-
Net cash used in investing activities - continuing operations	(32)	(164)
Net cash provided by investing activities - discontinued operations	-	178
Net cash (used in) provided by investing activities	(32)	14

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	595
TDR accrued future interest payments	(209)	-
Repayment of long-term debt	(25)	(23)
Payments of finance leases	(22)	(30)
Net cash provided by financing activities - continuing operations	4,888	542
Net cash used in financing activities - discontinued operations	(1)	(33)
Net cash provided by financing activities	4,887	509

Net Increase (Decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,700	$217

Supplemental Cash Flow Information:
Cash paid for interest	$220	$537
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

Note 2 – Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification ("ASC") 470-50, as well as guidance from a speech given by an SEC staff member at a 2010 AICPA conference, for debt extinguishments and conversions with related parties that meet certain criteria and give rise to a loss, an extinguishment loss should be recognized. In February 2021, the Company and Cross River Partners, L.P. entered into an agreement whereby the remaining principal amount of subordinated debt held by Cross River Partners, L.P. totaling $1.25 million, as well as $62,000 in accrued interest, was converted to 601,674 shares of Company common stock, at a conversion price equal to $2.18 per share, which was the closing price of the Company's stock reported on the NYSE American on the date of the conversion. In connection with such conversion, the Company issued a warrant to Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares has a five-year term and is exercisable beginning February 3, 2022 until February 3, 2026. While the conversion of common stock was done for no gain or loss, the issuance of the warrant should have been accounted for as a loss equal to the warrant fair value at the date of issuance, or approximately $304,000. The Company restated its consolidated financial statements to recognize the loss attributable to the issuance of the warrant during the first quarter of 2021. The Company did a similar conversion during the third quarter of 2020 with Cross River Partners, L.P., but that transaction gave rise to a gain, and transactions such as these with related parties that result in gains are not recognized.

The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the period, indicated (in thousands except per share amounts):

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Additional paid-in capital	$40,456	$304	$40,760
Accumulated deficit	(29,702)	(304)	(30,006)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Other (expense) income	$226	$(304)	$(78)
Total other expense	193	(304)	(111)
Loss from continuing operations before taxes	(2,165)	(304)	(2,469)
Loss from continuing operations	(2,165)	(304)	(2,469)
Net loss	(2,173)	(304)	(2,477)
Loss from continuing operations per common share - basic and diluted	(0.24)	(0.03)	(0.27)
Net loss per share - basic and diluted	(0.24)	(0.03)	(0.27)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Reported:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,246	$-	$1,249
Net loss	-	(2,173)	(2,173)
Balance at March 31, 2021	40,456	(29,702)	10,811
Adjustments:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$304	$-	$304
Net loss	-	(304)	(304)
Balance at March 31, 2021	304	(304)	-
As Restated:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,550	$-	$1,553
Net loss	-	(2,477)	(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(2,173)	$(304)	$(2,477)
Net loss from continuing operations	(2,165)	(304)	(2,469)
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304	304

Note 3 - Summary of Significant Accounting Policies

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

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. This transaction was finalized on September 15, 2020. On February 3, 2021, Cross River Partners, L.P. converted the remaining principal amount of such subordinated debt, or $1.25 million, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, at a conversion price equal to $2.18 per share, which was the closing price of the Company's stock reported on the NYSE American on the date of the conversion. In connection with such conversion, the Company issued a warrant to Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares has a five-year term and is exercisable beginning February 3, 2022 until February 3, 2026. The issuance of the warrant at its grant date fair value of $2.02 per share caused the Company to record a loss of approximately $304,000 upon the conversion of the subordinated debt in the first quarter of 2021.

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

Disaggregation of revenue

See Note 12 - Segment Reporting for disaggregation of revenue.

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

Note 7 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note 3) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provided for a loan forgiveness of $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment further extended the maturity date and modified the financial covenants effective January 1, 2021. There are no required principal payments until maturity on October 15, 2022, and interest is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance through October 15, 2021, and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

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

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Matures October 15, 2022.	$15,168	$19,078

Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022.	1,940	1,940

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022. See Note 3 - Summary of Significant Accounting Policies and Recent Developments for discussion of conversion of debt balance.	-	1,250

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	153	167

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021.	20	31

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	14	14
Total	17,295	22,480
Less debt discount	-	(70)
Less current portion	(1,407)	(1,693)
Long-term debt, net of debt discount and current portion	$15,888	$20,717

Aggregate maturities of debt are as follows (in thousands):

Twelve Months Ending March 31,
2022	824
2023	16,432
2024	39
Thereafter	-
Total	$17,295

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

Note 9 – Commitments and Contingencies

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

Note 10– Stockholders’ Equity

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

Note 12- Segment Reporting

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

Net loss for the three months ended March 31, 2021, was approximately $2.5 million or $0.27 per share, compared to a net loss of approximately $2.8 million, or $0.77 per share, in the same period last year due to the factors noted above.

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

Other expense (income):

Other expense for the three months ended March 31, 2021 was approximately $78,000, compared to other income of approximately $20,000 for the three months ended March 31, 2020, respectively. This increase in other expense was due primarily to the recognition of the loss on the conversion of subordinated debt in the amount of the fair value of the warrant, partially offset by the CARES Act payroll tax credits during the first quarter of 2021. The Company expects the recognition of these CARES Act payroll tax credits to continue through the third quarter of 2021.

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

Adjusted EBITDA (Restated)*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2021	2021	2020
	As Previously Reported	Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(2,173)	$(304)	$(2,477)	$(2,837)
Add back:
Interest expense (including discontinued operations)	33	-	33	642
Depreciation and amortization (including discontinued operations)	1,343	-	1,343	1,403
EBITDA*	(797)	(304)	(1,101)	(792)
Add back (deduct):
Stock-based compensation	24	-	24	39
Severance and transition costs	7	-	7	-
Loss (gain) on disposal of equipment	51	-	51	(39)
Other (income) expense	(226)	304	78	279
EBITDA related to discontinued operations	1	-	1	10
Adjusted EBITDA*	$(940)	$-	$(940)	$(503)

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

The following table summarizes our statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(2,622)	$(969)
Net cash provided by (used in) investing activities	(32)	14
Net cash provided by financing activities	4,887	509
Net increase (decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,700	$217

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Current Assets	$8,704	$4,880
Total Assets	32,434	30,183
Current Liabilities	3,668	4,574
Total Liabilities	21,623	27,628
Working Capital (Current Assets net of Current Liabilities)	5,036	306
Stockholders’ Equity, as restated	10,811	2,555

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of this Quarterly Report, management re-evaluated the Company’s application of the accounting for the debt conversion, specifically the accounting for the award of the warrant. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party, as discussed in Note 2 to our condensed financial statements in this Quarterly Report.

As a result, our management concluded that the aforementioned material weakness had not been remediated and that there was a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments in internal control over financial reporting as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting as the circumstances that led our management to conclude that our previously issued financial statements should be restated as a result of the classification error described above had not yet been identified.

In light of the material weakness described above, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See the Company’s risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed on March 23, 2021, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
4.1	Warrant to purchase shares of common stock issued by the Company to Cross River Partners, L.P. on February 3, 2021 (1)
10.1	Sixth Amendment to the Loan and Security Agreement and Waiver, dated as of February 1, 2021, by and among Enservco Corporation, a Delaware corporation, Dillco Fluid Service, Inc., a Kansas corporation, Heat Waves Hot Oil Service LLC, a Colorado limited liability company, Heat Waves Water Management LLC, a Colorado limited liability company, and Adler Hot Oil Service, LLC, a Delaware limited liability company, and East West Bank (2)
10.2	Note Conversion Agreement dated February 3, 2021 by and between Enservco Corporation and Cross River Partners L.P. (3)
10.3	Seventh Amendment to the Loan and Security Agreement and Waiver, dated as of April 20, 2021, by and among Enservco Corporation, a Delaware corporation, Dillco Fluid Service, Inc., a Kansas corporation, Heat Waves Hot Oil Service LLC, a Colorado limited liability company, Heat Waves Water Management LLC, a Colorado limited liability company, and Adler Hot Oil Service, LLC, a Delaware limited liability company, and East West Bank. (4)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Principal Executive Officer). Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Marjorie Hargrave, Principal Financial Officer). Filed herewith.
32

Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Richard A. Murphy, Chief Executive Officer, and Marjorie Hargrave, Chief Financial Officer). Filed herewith.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 15, 2021.

(2) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 2, 2021.

(3) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 3, 2021.

(4) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: April 11, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: April 11, 2022	/s/ Marjorie Hargrave
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)