Form 10-Q/A
period 2021-06-30
Enservco Corp
filed 2022-04-11
CIK 319458

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 5, 2021 (the “Original Filing”).

The Company has re-evaluated its previous accounting treatment for the warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Pursuant to such re-evaluation, the Company’s management has determined that the Company should have recognized a loss equal to the fair value of the warrant on the date of issuance. In addition, during the second quarter of 2021, following the advice provided by its third-party subject matter consultant, the Company amended payroll tax returns originally filed for the third and fourth quarters of 2020 in order to claim refundable payroll tax credits ("Employee Retention Credits" or "ERCs") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") for those periods. Based on clarification of the CARES Act rules, the Company's management determined that the Company was not eligible for certain of the ERCs and should not have recorded other receivables and income associated with those portions of the ERCs.

Therefore, on March 22, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 5, 2021, should be restated to recognize the loss associated with the issuance of the warrant and to reverse the income and receivable associated with that portion of the ERCs. As such, the Company is filing this Amendment No. 1 to affect such restatement.

The restatement does not have an impact on the Company’s cash position as of the date of this report as the funds related to these credits were received during the first quarter of 2022 and have not yet been returned to the Internal Revenue Service. The restatement has no impact on the Company’s revenues, operating expenses, loss from operations or Adjusted EBITDA for the three and six months ended June 30, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS	(restated)
Current Assets
Cash and cash equivalents	$3,806	$1,467
Accounts receivable, net	1,575	1,733
Prepaid expenses and other current assets	1,936	858
Inventories	290	295
Assets held for sale	527	527
Total current assets	8,134	4,880

Property and equipment, net	18,173	20,317
Goodwill	546	546
Intangible assets, net	508	617
Right-of-use asset - finance, net	58	129
Right-of-use asset - operating, net	2,495	2,918
Other assets	434	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$30,348	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,623	$1,931
Senior revolving credit facility, related party (including future interest payable of $731 and $892, respectively - see Note 7)	1,664	1,593
Lease liability - finance, current	33	65
Lease liability - operating, current	841	854
Current portion of long-term debt	56	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,217	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $249 and $485, respectively - see Note 7)	13,316	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	2,023	2,052
Lease liability - finance, less current portion	36	55
Lease liability - operating, less current portion	1,782	2,185
Other liabilities	48	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	17,205	23,054
Total liabilities	21,422	27,628

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,633 and 6,307,868 shares issued as of June 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of June 30, 2021 and December 31, 2020, respectively; and 11,432,726 and 6,300,961 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,785	30,052
Accumulated deficit	(31,916)	(27,529)
Total stockholders' equity	8,926	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,348	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(restated)		(restated)
Revenues
Production services	$2,229	$1,383	$4,073	$4,585
Completion and other services	858	758	4,157	6,942
Total revenues	3,087	2,141	8,230	11,527

Expenses
Production services	2,346	1,814	4,313	5,308
Completion and other services	1,349	1,516	4,491	6,487
Sales, general, and administrative expenses	992	1,247	1,997	3,009
Severance and transition costs	-	139	-	139
Loss on disposal of assets	19	23	70	38
Depreciation and amortization	1,337	1,310	2,673	2,706
Total operating expenses	6,043	6,049	13,544	17,687

Loss from Operations	(2,956)	(3,908)	(5,314)	(6,160)

Other (expense) income
Interest expense	(11)	(547)	(44)	(1,188)
Other income	1,057	76	979	96
Total other income (expense)	1,046	(471)	935	(1,092)

Loss from continuing operations before taxes	(1,910)	(4,379)	(4,379)	(7,252)
Income tax expense	-	(9)	-	(9)
Loss from continuing operations	(1,910)	(4,388)	(4,379)	(7,261)
Income (loss) from discontinued operations (Note 6)	-	31	(8)	67
Net loss	$(1,910)	$(4,357)	$(4,387)	$(7,194)

Loss from continuing operations per common share - basic and diluted	$(0.17)	$(1.19)	$(0.43)	$(1.96)
Income from discontinued operations per common share - basic and diluted	-	0.01	-	0.01
Net loss per share - basic and diluted	$(0.17)	$(1.18)	$(0.43)	$(1.95)

Weighted average number of common shares outstanding - basic and diluted	11,433	3,690	10,316	3,696

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-		(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,477)	(2,477)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(30,006)	$10,811

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,910)	(1,910)
Balance at June 30, 2021, as restated	11,433	$57	$40,785	$(31,916)	$8,926

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
	(restated)
OPERATING ACTIVITIES
Net loss	$(4,387)	$(7,194)
Net (loss) income from discontinued operations	(8)	67
Net loss from continuing operations	(4,379)	(7,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,673	2,706
Loss on disposal of equipment	70	38
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304	-
Stock-based compensation	49	361
Amortization of debt issuance costs and discount	8	95
Provision for bad debt expense	3	298
Changes in operating assets and liabilities
Accounts receivable	156	4,674
Inventories	5	85
Prepaid expense and other current assets	(1,078)	68
Income taxes receivable	-	(14)
Amortization of operating lease assets	422	416
Other assets	46	320
Accounts payable and accrued liabilities	(260)	(2,365)
Operating lease liabilities	(416)	(416)
Other liabilities	(40)	(21)
Net cash used in operating activities - continuing operations	(2,126)	(1,016)
Net cash provided by operating activities - discontinued operations	4	134
Net cash used in operating activities	(2,122)	(882)

INVESTING ACTIVITIES
Purchases of property and equipment	(195)	(306)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	335
Net cash (used in) provided by investing activities - continuing operations	(130)	323
Net cash provided by investing activities - discontinued operations	-	681
Net cash (used in) provided by investing activities	(130)	1,004

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	(2,001)
Proceeds from PPP loan	-	1,940
TDR accrued future interest payments	(397)	-
Repayment of long-term debt	(72)	(49)
Payments of finance leases	(83)	(245)
Net cash provided by (used in) financing activities - continuing operations	4,592	(355)
Net cash used in financing activities - discontinued operations	(1)	(1)
Net cash provided by (used in) financing activities	4,591	(356)

Net Increase (Decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,806	$429

Supplemental Cash Flow Information:
Cash paid for interest	$413	$1,026
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

Note 2 - Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification ("ASC") 470-50, as well as guidance from a speech given by an SEC staff member at a 2010 AICPA conference, for debt extinguishments and conversions with related parties that meet certain criteria and give rise to a loss, an extinguishment loss should be recognized. In February 2021, the Company and Cross River Partners, L.P. entered into an agreement whereby the remaining principal amount of subordinated debt held by Cross River Partners, L.P. totaling $1.25 million, as well as $62,000 in accrued interest, was converted to 601,674 shares of Company common stock, at a conversion price equal to $2.18 per share, which was the closing price of the Company's stock reported on the NYSE American on the date of the conversion. In connection with such conversion, the Company issued a warrant to Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares has a five-year term and is exercisable beginning February 3, 2022 until February 3, 2026. While the conversion of common stock was done for no gain or loss, the issuance of the warrant should have been accounted for as a loss equal to the warrant fair value at the date of issuance, or approximately $304,000. The Company restated its consolidated financial statements to recognize the loss attributable to the issuance of the warrant during the first quarter of 2021. The Company did a similar conversion during the third quarter of 2020 with Cross River Partners, L.P., but that transaction gave rise to a gain, and transactions such as these with related parties that result in gains are not recognized. The impacts from this restatement item are distinguished as "Warrant Adjustments" in the tables presented throughout this Quarterly Report on Form 10-Q/A.

Upon further review of a relevant portion of the CARES Act, as well as consultation with independent tax consultants, management has determined that the Company was not eligible to receive certain Employee Retention Credits that were recognized during the second quarter of 2021. During the second quarter of 2021, the Company recognized other receivables and other income of approximately $304,000 in error. The cash for these certain Employee Retention Credits was not received until the first quarter of 2022, and as of the date of this report, has not yet been returned to the Internal Revenue Service. The impacts from this restatement item are distinguished as "ERC Adjustments" in the tables presented throughout this Quarterly Report on Form 10-Q/A.

The following tables summarize the effects of the restatements on each financial statement line item as of the date, and for the periods, indicated (in thousands except per share amounts):

	June 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Prepaid expenses and other current assets	$2,240	$-	$(304)	$1,936
Total current assets	8,438	-	(304)	8,134
Total assets	30,652	-	(304)	30,348
Additional paid-in capital	40,481	304	-	40,785
Accumulated deficit	(31,308)	(304)	(304)	(31,916)
Total stockholders' equity	9,230	-	(304)	8,926
Total liabilities and stockholders' equity	30,652	-	(304)	30,348

	For the Three Months Ended June 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Other income	$1,361	$-	$(304)	$1,057
Total other income (expense)	1,350	-	(304)	1,046
Loss from continuing operations before taxes	(1,606)	-	(304)	(1,910)
Loss from continuing operations	(1,606)	-	(304)	(1,910)
Net loss	(1,606)	-	(304)	(1,910)
Loss from continuing operations per common share - basic and diluted	(0.14)	-	(0.03)	(0.17)
Net loss per share - basic and diluted	(0.14)	-	(0.03)	(0.17)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Other income	$1,587	$(304)	$(304)	$979
Total other income (expense)	1,543	(304)	(304)	935
Loss from continuing operations before taxes	(3,771)	(304)	(304)	(4,379)
Loss from continuing operations	(3,771)	(304)	(304)	(4,379)
Net loss	(3,779)	(304)	(304)	(4,387)
Loss from continuing operations per common share - basic and diluted	(0.37)	(0.03)	(0.03)	(0.43)
Net loss per share - basic and diluted	(0.37)	(0.03)	(0.03)	(0.43)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Reported:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,246	$-	$1,246
Net loss (for the three months ended March 31, 2021)	-	(2,173)	(2,173)
Balance at March 31, 2021	40,456	(29,702)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,606)	(1,606)
Balance at June 30, 2021	40,481	(31,308)	9,230
Warrant Adjustments:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$304	$-	$304
Net loss (for the three months ended March 31, 2021)	-	(304)	(304)
Balance at March 31, 2021	304	(304)	-
Balance at June 30, 2021	304	(304)	-
ERC Adjustments:
Net loss (for the three months ended June 30, 2021)	-	(304)	(304)
Balance at June 30, 2021	-	(304)	(304)
As Restated:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,550	$-	$1,553
Net loss (for the three months ended March 31, 2021)	-	(2,477)	(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,910)	(1,910)
Balance at June 30, 2021	40,785	(31,916)	8,926

	For the Six Months Ended June 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(3,779)	$(304)	$(304)	$(4,387)
Net loss from continuing operations	(3,771)	(304)	(304)	(4,379)
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304	-	304
Prepaid expense and other current assets	(1,382)	-	304	(1,078)

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

Disaggregation of revenue

See Note 12 - Segment Reporting for disaggregation of revenue.

Employee Retention Credits

The Employee Retention Credits, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021, through the American Rescue Plan Act. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages. During the second quarter of 2021, the Company amended certain payroll tax returns in order to claim refundable Employee Retention Credits for prior periods. For the three and six months ended June 30, 2021, the Company recorded $1.0 million and $1.2 million, respectively.

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

In a separate transaction on February 11, 2021, the Company exchanged the remaining 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River Partners, L.P. to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant-date fair value $2.02 per share and are exercisable beginning one-year from the issuance date on February 11, 2022 until February 11, 2026. The issuance of the warrant at its grant date fair value of $2.02 per share caused the Company to record a loss of approximately $304,000 upon the conversion of the subordinated debt on February 3, 2021.

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

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448 for a total reserve of 692,782 shares. As of June 30, 2021, there were outstanding options to purchase 2,934 shares and we had granted restricted stock shares of 182,497 shares of restricted stock that remained outstanding under the 2016 Plan.

During the six months ended June 30, 2021 and 2020, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2020	11,569	$5.87	0.53
Forfeited or Expired	8,635	5.98	-
Outstanding at June 30, 2021	2,934	$5.55	0.92

Vested at June 30, 2021	2,934	$5.55	0.92
Exercisable at June 30, 2021	2,934	$5.55	0.92

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

On August 13, 2020, the Company's Board of Directors approved a transaction to exchange 50%, or $1.25 million, of our subordinated debt with Cross River Partners, L.P., a related party, as well as $265,000 in accrued interest, for 403,602 shares of Company common stock. This transaction was finalized on September 15, 2020. On February 3, 2021, Cross River Partners, L.P. converted the remaining principal amount of such subordinated debt, or $1.25 million, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, at a conversion price equal to $2.18 per share, which was the closing price of the Company's stock reported on the NYSE American on the date of the conversion. In connection with such conversion, the Company issued a warrant to Cross River Partners, L.P. to purchase up to 150,418 additional shares of Company common stock in the future at an exercise price of $2.507 per share. The warrant for the 150,418 shares has a five-year term and is exercisable beginning February 3, 2022 until February 3, 2026. The issuance of the warrant at its grant date fair value of $2.02 per share caused the Company to record a loss of approximately $304,000 upon the conversion of the subordinated debt on February 3, 2021.

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

Net loss for the three months ended June 30, 2021 was approximately $1.9 million or $0.17 per share, compared to a net loss of approximately $4.4 million, or $1.18 per share, in the same period last year. Net loss for the six months ended June 30, 2021 was approximately $4.4 million or $0.43 per share, compared to a net loss of approximately $7.2 million, or $1.95 per share, in the same period last year due to the factors noted above.

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

Other Income (Expense):

Other income for the three months ended June 30, 2021 was approximately $1.1 million, compared to other income of approximately $76,000 for the three months ended June 30, 2020, respectively. Other income for the six months ended June 30, 2021 was approximately $1.0 million, compared to other income of approximately $96,000 for the three months ended June 30, 2020, respectively. These increases in other income were due primarily to the recognition of Employee Retention Credits during the first two quarters of 2021, partially offset by recognition of the loss on the conversion of subordinated debt in the amount of the fair value of the warrant. The Company expects to continue to receive the Employee Retention Credits through the third quarter of 2021, through the American Rescue Plan Act.

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

The following table presents a reconciliation of our net income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2021	2021	2021	2020
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(1,606)	$-	$(304)	$(1,910)	$(4,357)
Add back:
Interest expense (including discontinued operations)	11	-	-	11	547
Provision for income tax expense	-	-	-	-	9
Depreciation and amortization (including discontinued operations)	1,337	-	-	1,337	1,317
EBITDA*	(258)	-	(304)	(562)	(2,484)
Add back (deduct):
Stock-based compensation	25	-	-	25	322
Severance and transition costs	-	-	-	-	139
Loss (gain) on disposal of equipment (including discontinued operations)	19	-	-	19	(15)
Other (income) expense (including discontinued operations)	(1,361)	-	304	(1,057)	(27)
EBITDA related to discontinued operations	-	-	-	-	1
Adjusted EBITDA*	$(1,575)	$-	$-	$(1,575)	$(2,064)

	Six Months Ended June 30,
	2021	2021	2021	2021	2020
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(3,779)	$(304)	$(304)	$(4,387)	$(7,194)
Add back:
Interest expense (including discontinued operations)	44	-	-	44	1,189
Provision for income tax expense	-	-	-	-	9
Depreciation and amortization (including discontinued operations)	2,679	-	-	2,679	2,719
EBITDA*	(1,056)	(304)	(304)	(1,664)	(3,277)
Add back (deduct):
Stock-based compensation	49	-	-	49	361
Severance and transition costs	7	-	-	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	70	-	-	70	(54)
Other (income) expense (including discontinued operations)	(1,587)	304	304	(979)	252
EBITDA related to discontinued operations	1	-	-	1	11
Adjusted EBITDA*	$(2,516)	$-	$-	$(2,516)	$(2,568)

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

The following table summarizes our statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(2,122)	$(882)
Net cash (used in) provided by investing activities	(130)	1,004
Net cash provided by (used in) financing activities	4,591	(356)
Net increase (decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,806	$429

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Current Assets, as restated	$8,134	$4,880
Total Assets, as restated	$30,348	$30,183
Current Liabilities	$4,217	$4,574
Total Liabilities	$21,422	$27,628
Working Capital (Current Assets net of Current Liabilities), as restated	$3,917	$306
Stockholders’ Equity, as restated	$8,926	$2,555

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

Working Capital:

As of June 30, 2021, we had working capital of approximately $3.9 million, compared to working capital of $306,000 as of December 31, 2020. The $3.6 million increase in working capital was primarily attributable to the closing of our February 2021 public offering which provided net proceeds of approximately $8.8 million, partially offset by the $3.0 principal paydown of our long-term Credit Facility.

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

Cash flow from Financing Activities:

Cash provided by financing activities for the six months ended June 30, 2021 was approximately $3.9 million, compared to cash used in financing activities of $356,000 for the comparable period in 2020. The change is due to the net proceeds from our February 2021 Public Offering, partially offset by line of credit repayments, the paydown of our long-term Credit Facility during the first quarter of 2021 and the proceeds from the PPP loan during the second quarter of 2020.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of this Quarterly Report, management re-evaluated the Company’s application of the accounting for the debt conversion, specifically the accounting for the award of the warrant. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party. Additionally, management re-evaluated the Company’s eligibility to receive certain ERCs. Upon such re-evaluation, management determined that the Company was not eligible to receive certain amounts awarded, both as discussed in Note 2 to our condensed financial statements in this Quarterly Report.

As a result, our management concluded that the aforementioned material weakness had not been remediated and that there was a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments in internal control over financial reporting as of June 30, 2021.

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

In light of the material weakness described above, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and certain tax positions, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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

ENSERVCO CORPORATION

Date: April 7, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: April 7, 2022	/s/ Marjorie Hargrave
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)