Form 10-Q/A
period 2021-09-30
Enservco Corp
filed 2022-04-11
CIK 319458

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

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

Therefore, on March 22, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 15, 2021, should be restated to recognize the loss associated with the issuance of the warrant and to reverse the income and receivable associated with that portion of the Employee Retention Credits. As such, the Company is filing this Amendment No. 1 to affect such restatement.

The restatement does not have an impact on the Company’s cash position as of the date of this report as the funds related to these credits were received during the first quarter of 2022 and have not yet been returned to the Internal Revenue Service. The restatement has no impact on the Company’s revenues, operating expenses, loss from operations or Adjusted EBITDA for the nine months ended September 30, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS	(restated)
Current Assets:
Cash and cash equivalents	$1,673	$1,467
Accounts receivable, net	2,279	1,733
Prepaid expenses and other current assets	2,152	858
Inventories	371	295
Assets held for sale	527	527
Total current assets	7,002	4,880

Property and equipment, net	17,070	20,317
Goodwill	546	546
Intangible assets, net	454	617
Right-of-use asset - finance, net	50	129
Right-of-use asset - operating, net	2,279	2,918
Other assets	404	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$27,805	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,635	$1,931
Senior revolving credit facility, related party (including future interest payable of $772 and $892, respectively - see Note 6)	2,000	1,593
Lease liability - finance, current	26	65
Lease liability - operating, current	775	854
Current portion of long-term debt	57	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,493	4,574

Non-Current Liabilities:
Senior revolving credit facility, related party (including future interest payable of $20 and $485, respectively - see Note 6)	12,792	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	69	2,052
Lease liability - finance, less current portion	26	55
Lease liability - operating, less current portion	1,631	2,185
Other liabilities	24	88
Long-term liabilities of discontinued operations	-	9
Total non-current liabilities	14,542	23,054

TOTAL LIABILITIES	19,035	27,628

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized; 11,439,191 and 6,307,868 shares issued as of September 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of September 30, 2021 and December 31, 2020, respectively; and 11,432,284 and 6,300,961 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,806	30,052
Accumulated deficit	(32,093)	(27,529)
Total stockholders' equity	8,770	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,805	$30,183

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
			(restated)
Revenues:
Production services	$2,483	$1,363	$6,556	$5,948
Completion and other services	544	401	4,701	7,343
Total revenues	3,027	1,764	11,257	13,291

Expenses:
Production services	2,489	1,347	6,802	6,655
Completion and other services	1,189	1,126	5,680	7,613
Sales, general, and administrative expenses	907	1,049	2,904	4,058
Severance and transition costs	-	-	-	139
Loss on disposal of equipment	-	21	70	59
Depreciation and amortization	1,302	1,271	3,975	3,977
Total operating expenses	5,887	4,814	19,431	22,501

Loss from operations	(2,860)	(3,050)	(8,174)	(9,210)

Other (expense) income:
Interest expense	(6)	(477)	(50)	(1,665)
Gain on restructuring of senior revolving credit facility (Note 6)	-	11,916	-	11,916
Other income	2,689	29	3,668	125
Total other income	2,683	11,468	3,618	10,376

(Loss) income from continuing operations before taxes	(177)	8,418	(4,556)	1,166
Income tax expense	-	(6)	-	(15)
(Loss) income from continuing operations	(177)	8,412	(4,556)	1,151
(Loss) income from discontinued operations	-	(7)	(8)	60
Net (loss) income	$(177)	$8,405	$(4,564)	$1,211

(Loss) income from continuing operations per common share - basic and diluted	$(0.02)	$2.15	$(0.43)	$0.31
Income from discontinued operations per common share - basic and diluted	-	-	-	0.01
Net (loss) income per share - basic and diluted	$(0.02)	$2.15	$(0.43)	$0.32

Weighted average number of common shares outstanding - basic and diluted	11,433	3,910	10,692	3,768

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-	-	(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

Stock-based compensation, net of issuance costs	-	-	16	-	16
Restricted share cancellation	(3)	-	-	-	-
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion	404	2	1,513	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit debt restructuring	533	2	2,530	-	2,532
Shares issued in at-the-market offering, net of offering costs	69	-	40	-	40
Net income	-	-	-	8,405	8,405
Balance at September 30, 2020	4,666	$23	$26,790	$(23,809)	$3,004

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(2,477)	(2,477)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(30,006)	$10,811

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,910)	(1,910)
Balance at June 30, 2021, as restated	11,433	$57	$40,785	$(31,916)	$8,926

Stock-based compensation	-	-	21	-	21
Restricted share cancellation	(1)	-	-	-	-
Net loss	-	-	-	(177)	(177)
Balance at September 30, 2021, as restated	11,432	$57	$40,806	$(32,093)	$8,770

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
	(restated)
OPERATING ACTIVITIES:
Net (loss) income	$(4,564)	$1,211
Net (loss) income from discontinued operations	(8)	60
Net (loss) income from continuing operations	(4,556)	1,151
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	3,975	3,977
Loss on disposal of equipment	70	59
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304
Stock-based compensation	70	377
Amortization of debt issuance costs and discount	8	119
Gain on restructuring of senior revolving credit facility	-	(11,916)
Gain on forgiveness of PPP loan (Note 6)	(1,964)	-
Provision for bad debt (recovery) expense	(15)	362
Changes in operating assets and liabilities:
Accounts receivable	(531)	5,048
Inventories	(76)	88
Prepaid expense and other current assets	(1,292)	(593)
Income taxes receivable	-	(14)
Amortization of operating lease assets	638	635
Other assets	92	363
Accounts payable and accrued liabilities	(224)	(1,469)
Operating lease liabilities	(633)	(615)
Other liabilities	(64)	-
Net cash used in operating activities - continuing operations	(3,887)	(2,428)
Net cash provided by operating activities - discontinued operations	4	133
Net cash used in operating activities	(3,883)	(2,295)

INVESTING ACTIVITIES:
Purchases of property and equipment	(348)	(344)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	341
Net cash (used in) provided by investing activities - continuing operations	(283)	291
Net cash provided by investing activities - discontinued operations	-	675
Net cash (used in) provided by investing activities	(283)	966

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	9,660	205
Stock issuance costs and registration fees	(815)	(165)
Term loan repayment	(3,000)	-
Net line of credit repayments	(701)	(855)
Proceeds from PPP loan (Note 6)	-	1,940
TDR accrued future interest payments	(585)	-
Repayment of long-term debt	(86)	(109)
Payments of finance leases	(99)	(350)
Net cash provided by financing activities - continuing operations	4,374	666
Net cash used in financing activities - discontinued operations	(2)	-
Net cash provided by financing activities	4,372	666

Net Increase (Decrease) in Cash and Cash Equivalents	206	(663)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$1,673	$-

Supplemental Cash Flow Information:
Cash paid for interest	$630	$1,415
Cash paid for taxes	-	2
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to Company common stock	$1,312	$1,515
Non-cash conversion of unamortized subordinated debt discount	61	-
Non-cash reduction of debt in connection with restructuring of senior revolving credit facility	-	16,000
Non-cash issuance of Company common stock and warrants in connection with restructuring of senior revolving credit facility	-	2,532
Non-cash conversion of accrued interest to senior revolving credit facility	-	219

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

The following tables summarize the effects of the restatements on each financial statement line item as of the date, and for the periods, indicated (in thousands except per share amounts):

	September 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Prepaid expenses and other current assets	$2,456	$-	$(304)	$2,152
Total current assets	7,306	-	(304)	7,002
Total assets	28,109	-	(304)	27,805
Additional paid-in capital	40,502	304	-	40,806
Accumulated deficit	(31,485)	(304)	(304)	(32,093)
Total stockholders' equity	9,074	-	(304)	8,770
Total liabilities and stockholders' equity	28,109	-	(304)	27,805

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Other income	$4,276	$(304)	$(304)	$3,668
Total other income	4,226	(304)	(304)	3,618
(Loss) income from continuing operations before taxes	(3,948)	(304)	(304)	(4,556)
(Loss) income from continuing operations	(3,948)	(304)	(304)	(4,556)
Net (loss) income	(3,956)	(304)	(304)	(4,564)
(Loss) income from continuing operations per common share - basic and diluted	(0.37)	(0.03)	(0.03)	(0.43)
Net (loss) income per share - basic and diluted	(0.37)	(0.03)	(0.03)	(0.43)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Reported:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,246	$-	$1,249
Net loss (for the three months ended March 31, 2021)	-	(2,173)	(2,173)
Balance at March 31, 2021	40,456	(29,702)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,606)	(1,606)
Balance at June 30, 2021	40,481	(31,308)	9,230
Net loss (for the three months ended September 30, 2021)	-	(177)	(177)
Balance at September 30, 2021	40,502	(31,485)	9,074
Warrant Adjustments:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$304	$-	$304
Net loss (for the three months ended March 31, 2021)	-	(304)	(304)
Balance at March 31, 2021	304	(304)	-
Balance at June 30, 2021	304	(304)	-
Balance at September 30, 2021	304	(304)	-
ERC Adjustments:
Net loss (for the three months ended June 30, 2021)	-	(304)	(304)
Balance at June 30, 2021	-	(304)	(304)
Balance at September 30, 2021	-	(304)	(304)
As Restated:
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	$1,550	$-	$1,553
Net loss (for the three months ended March 31, 2021)	-	(2,477)	(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,910)	(1,910)
Balance at June 30, 2021	40,785	(31,916)	8,926
Net loss (for the three months ended September 30, 2021)	-	(177)	(177)
Balance at September 30, 2021	40,806	(32,093)	8,770

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(3,956)	$(304)	$(304)	$(4,564)
Net loss from continuing operations	(3,948)	(304)	(304)	(4,556)
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304	-	304
Prepaid expense and other current assets	(1,596)	-	304	(1,292)

Note 3 – Summary of Significant Accounting Policies

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

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2021, we incurred net losses of approximately $177,000 and $4.6 million, respectively. As of September 30, 2021, we had total current assets of $7.0 million and total current liabilities of $4.5 million, or working capital of $2.5 million. Although the Company has made substantial progress in improving its capitalization and financial position over the past twelve months, the current maturity date of the Credit Facility is October 15, 2022. This maturity date of the Credit Facility creates substantial doubt over our ability to continue as a going concern from one year after the date of issuance of this current report, or November 15, 2022. We continue to work with East West Bank on repayment strategies and are working diligently to secure a refinancing of the Credit Facility.

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

Disaggregation of Revenue

See Note 11 - Segment Reporting for disaggregation of revenue.

Employee Retention Credits

The Employee Retention Credits, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021 through the American Rescue Plan Act. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and retroactively ends the Employee Retention Credits on September 30, 2021. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages for the first three quarters of 2021. During the second quarter of 2021, the Company amended certain payroll tax returns in order to claim refundable Employee Retention Credits for prior periods. For the three and nine months ended September 30, 2021, the Company recorded $612,000 and $1.8 million, respectively, to other income in the condensed consolidated statements of operations.

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

Note 4 – Property and Equipment

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

Note 9 – Stockholders’ Equity

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

Note 11 – Segment Reporting

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

Other income for the three months ended September 30, 2021 was approximately $2.7 million, compared to other income of approximately $11.5 million for the same period in 2020. This decrease of $8.8 million, or 77%, was due to the $11.9 million gain on the restructuring of the Credit Facility in the third quarter of 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $612,000 in Employee Retention Credits during the third quarter of 2021. Other income for the nine months ended September 30, 2021 was approximately $3.6 million, compared to other income of approximately $10.4 million for the same period in 2020. This decrease of $6.8 million, or 65%, was due primarily to the $11.9 million gain on the restructuring of the Credit Facility reduced by $1.7 million in interest expense during the nine months ended September 30, 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $1.8 million in Employee Retention Credits during the same period in 2021.

Net loss for the three months ended September 30, 2021 was approximately $177,000, or $0.02 per share, compared to net income of approximately $8.4 million, or $2.15 per share, for the same period in 2020. Net loss for the nine months ended September 30, 2021 was approximately $4.6 million, or $0.43 per share, compared to net income of approximately $1.2 million, or $0.32 per share, for the same nine-month period in 2020 due to the factors noted above.

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

Other Income (Expense)

Other income for the three months ended September 30, 2021 was approximately $2.7 million compared to other income of approximately $11.9 million for the same period in 2020. This decrease of $9.2 million was due to the $11.9 million gain on the restructuring of the Credit Facility in the third quarter of 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $612,000 in Employee Retention Credits during the third quarter of 2021. Other income for the nine months ended September 30, 2021 was approximately $3.7 million compared to other income of approximately $12.0 million for the same nine-month period in 2020. This decrease of $8.3 million was due primarily to the $11.9 million gain on the restructuring during the nine months ended September 30, 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan and $1.8 million in Employee Retention Credits during the same period in 2021.

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

The following table presents a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Net (loss) income	$(177)	$8,405
Add back:
Interest expense (including discontinued operations)	6	478
Provision for income tax expense	-	6
Depreciation and amortization (including discontinued operations)	1,302	1,277
EBITDA*	1,131	10,166
Add back (deduct):
Stock-based compensation	21	16
Loss on disposal of equipment (including discontinued operations)	-	20
Gain on debt restructuring	-	(11,916)
Other (income) expense	(2,689)	1
Adjusted EBITDA	$(1,537)	$(1,713)

	For the Nine Months Ended September 30,
	2021	2021	2021	2021	2020
	As Previously Reported	Warrant Adjustments	ERC Adjustments	As Restated
Adjusted EBITDA*
Net (loss) income	$(3,956)	$(304)	$(304)	$(4,564)	$1,211
Add back:
Interest expense (including discontinued operations)	51	-	-	51	1,667
Provision for income tax expense	-	-	-	-	15
Depreciation and amortization (including discontinued operations)	3,981	-	-	3,981	3,996
EBITDA*	76	(304)	(304)	(532)	6,889
Add back (deduct):
Stock-based compensation	70	-	-	70	377
Severance and transition costs	7	-	-	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	70	-	-	70	(34)
Gain on debt restructuring	-	-	-	-	(11,916)
Other income (including discontinued operations)	(4,276)	304	304	(3,668)	282
EBITDA related to discontinued operations	1	-	-	1	11
Adjusted EBITDA*	$(4,052)	$-	$-	$(4,052)	$(4,252)

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

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Current assets, as restated	$7,002	$4,880
Total assets, as restated	27,805	30,183
Current liabilities	4,493	4,574
Total liabilities	19,035	27,628
Working capital (current assets net of current liabilities), as restated	2,509	306
Stockholders’ equity, as restated	8,770	2,555

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

Working Capital

As of September 30, 2021, we had working capital of approximately $2.5 million, compared to working capital of $306,000 as of December 31, 2020. The $2.2 million increase in working capital was primarily attributable to the closing of our February 2021 public offering which provided net proceeds of approximately $8.8 million, partially offset by the $3.0 principal paydown of our long-term Credit Facility.

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

As a result, our management concluded that the aforementioned material weakness had not been remediated and that there was a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments in internal control over financial reporting as of September 30, 2021.

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

ENSERVCO CORPORATION

Date: April 7, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: April 7, 2022	/s/ Marjorie A. Hargrave
President and Chief Financial Officer (Principal Financial Officer)