Form 10-Q/A
period 2021-03-31
Enservco Corp
filed 2022-05-24
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “Original Filing”), and as amended and filed with the SEC on April 11, 2022 ("Amendment No. 1").

The Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended March 31, 2021 the Company should have recognized deferred income tax expense through the recording of additional valuation allowance.

Therefore, on April 14, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s unaudited interim financial statements included in the Original Filing, as amended by Amendment No. 1, should be restated to recognize the deferred tax liability associated with this limitation. As such, the Company is filing this Amendment No. 2 to affect such restatement.

The restatement has no impact on the Company’s cash position, revenues, operating expenses, loss from operations or Adjusted EBITDA as of and for the three months ended March 31, 2021.

We are filing this Amendment No. 2 to amend and restate the Original Filing, as previously amended by Amendment No. 1, with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement: (i) Part I, Item 1. Financial Statements; and (ii) Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, the Company’s Principal Executive Officer and Interim Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32).

As a result of the factors described above, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4. Controls and Procedures included in this Amendment No. 2.

Except as described above, no other information included in the Original Filing, as amended by Amendment No. 1, is being amended or updated by this Amendment No. 2. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing. Except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or Amendment No. 1, and this Amendment No. 2 does not purport to reflect any information or events subsequent to the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS	(restated)
Current Assets
Cash and cash equivalents	$3,700	$1,467
Accounts receivable, net	3,172	1,733
Prepaid expenses and other current assets	971	858
Inventories	334	295
Assets held for sale	527	527
Total current assets	8,704	4,880

Property and equipment, net	19,035	20,317
Goodwill	546	546
Intangible assets, net	563	617
Right-of-use asset - finance, net	110	129
Right-of-use asset - operating, net	2,708	2,918
Other assets	421	423
Non-current assets of discontinued operations	347	353

TOTAL ASSETS	$32,434	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,315	$1,931
Senior revolving credit facility, related party (including future interest payable of $735 and $892, respectively - see Note 7)	1,318	1,593
Lease liability - finance, current	66	65
Lease liability - operating, current	847	854
Current portion of long-term debt	89	100
Current liabilities of discontinued operations	33	31
Total current liabilities	3,668	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $433 and $485, respectively - see Note 7)	13,850	17,485
Subordinated debt, related party (Note 3)	-	1,180
Long-term debt, less current portion	2,038	2,052
Lease liability - finance, less current portion	38	55
Lease liability - operating, less current portion	1,986	2,185
Deferred tax liability, net	1,425	-
Other liabilities	43	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	19,380	23,054
Total liabilities	23,048	27,628

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,630 and 6,307,868 shares issued as of March 31, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of March 31, 2021 and December 31, 2020, respectively; and 11,432,723 and 6,300,961 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,760	30,052
Accumulated deficit	(31,431)	(27,529)
Total stockholders' equity	9,386	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,434	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(restated)
Revenues
Production services	$1,844	$3,202
Completion and other services	3,299	6,184
Total revenues	5,143	9,386

Expenses
Production services	1,967	3,494
Completion and other services	3,142	4,971
Sales, general, and administrative expenses	1,005	1,762
Loss on disposal of assets	51	15
Depreciation and amortization	1,336	1,396
Total operating expenses	7,501	11,638

Loss from operations	(2,358)	(2,252)

Other (expense) income
Interest expense	(33)	(641)
Other (expense) income	(78)	20
Total other expense	(111)	(621)

Loss from continuing operations before taxes	(2,469)	(2,873)
Deferred income tax expense	(1,425)	-
Loss from continuing operations	(3,894)	(2,873)
(Loss) income from discontinued operations (Note 6)	(8)	36
Net loss	$(3,902)	$(2,837)

Loss from continuing operations per common share - basic and diluted	$(0.42)	$(0.78)
Income from discontinued operations per common share - basic and diluted	-	0.01
Net loss per share - basic and diluted	$(0.42)	$(0.77)

Weighted average number of common shares outstanding - basic and diluted	9,187	3,701

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(2,837)	$(5,474)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss, as restated	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(31,431)	9,386

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(restated)
OPERATING ACTIVITIES
Net loss	$(3,902)	$(2,837)
Net (loss) income from discontinued operations	(8)	36
Net loss from continuing operations	(3,894)	(2,873)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,336	1,396
Deferred income tax expense	1,425	-
Loss on disposal of equipment	51	15
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304	-
Stock-based compensation	24	39
Amortization of debt issuance costs and discount	8	47
Provision for bad debt expense	38	300
Changes in operating assets and liabilities
Accounts receivable	(1,476)	429
Inventories	(39)	39
Prepaid expense and other current assets	(113)	333
Amortization of operating lease assets	210	230
Other assets	2	15
Accounts payable and accrued liabilities	(556)	(869)
Operating lease liabilities	(206)	(204)
Other liabilities	(45)	-
Net cash used in operating activities - continuing operations	(2,620)	(1,103)
Net cash (used in) provided by operating activities - discontinued operations	(2)	134
Net cash used in operating activities	(2,622)	(969)

INVESTING ACTIVITIES
Purchases of property and equipment	(45)	(164)
Proceeds from disposals of property and equipment	13	-
Net cash used in investing activities - continuing operations	(32)	(164)
Net cash provided by investing activities - discontinued operations	-	178
Net cash (used in) provided by investing activities	(32)	14

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	595
TDR accrued future interest payments	(209)	-
Repayment of long-term debt	(25)	(23)
Payments of finance leases	(22)	(30)
Net cash provided by financing activities - continuing operations	4,888	542
Net cash used in financing activities - discontinued operations	(1)	(33)
Net cash provided by financing activities	4,887	509

Net Increase (Decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,700	$217

Supplemental Cash Flow Information:
Cash paid for interest	$220	$537
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

Note 2 – Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification ("ASC") 740, and pursuant to re-evaluation by the Company's management, the Company has determined that for the three months ended March 31, 2021 the Company should have recognized deferred income tax expense through the recording of additional valuation allowance. This limitation is due to a change in control that occurred in February 2021 pursuant to the issuance of 4,199,998 shares of Company common stock.

The following tables summarize the effects of the restatement on each financial statement line item as of the date, and for the period, indicated (in thousands except per share amounts):

	March 31, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Deferred tax liability, net	$-	$1,425	$1,425
Total long-term liabilities	17,955	1,425	19,380
Total liabilities	21,623	1,425	23,048
Accumulated deficit	(30,006)	(1,425)	(31,431)
Total stockholders' equity	10,811	(1,425)	9,386

	For the Three Months Ended March 31, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Deferred income tax expense	$-	$(1,425)	$(1,425)
Loss from continuing operations	(2,469)	(1,425)	(3,894)
Net loss	(2,477)	(1,425)	(3,902)
Loss from continuing operations per common share - basic and diluted	(0.27)	(0.15)	(0.42)
Net loss per share - basic and diluted	(0.27)	(0.15)	(0.42)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Restated:
Net loss	$-	$(2,477)	$(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811
Adjustments:
Net loss	$-	$(1,425)	$(1,425)
Balance at March 31, 2021	-	(1,425)	(1,425)
As Restated:
Net loss	$-	$(3,902)	$(3,902)
Balance at March 31, 2021	40,760	(31,431)	9,386

	For the Three Months Ended March 31, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(2,477)	$(1,425)	$(3,902)
Net loss from continuing operations	(2,469)	(1,425)	(3,894)
Deferred income tax expense	-	1,425	1,425

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

The following table represents a reconciliation of the carrying amounts of major classes of assets and liabilities disclosed as discontinued operations in the Balance Sheets:

	March 31,	December 31,
	2021	2020
Carrying amount of major classes of assets included as part of discontinued operations:
Property and equipment, net	$321	$321
Other assets	26	32
Total major classes of assets of the discontinued operation	$347	$353

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Accounts payable and accrued liabilities	$6	$6
Other liabilities	27	34
Total liabilities included as part of discontinued operations	$33	$40

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

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2021	2020

Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Matures October 15, 2022.	$15,168	$19,078

Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022.	1,940	1,940

Subordinated Promissory Note with related party. Interest is at 10% and is paid quarterly. Matures June 28, 2022. See Note 3 - Summary of Significant Accounting Policies and Recent Developments for discussion of conversion of debt balance.	-	1,250

Real Estate Loan for a facility in North Dakota, interest at 5.75%, and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	153	167

Vehicle loans for three pickups, interest at 8.59% monthly principal and interest payments of $3,966, matures in August 2021.	20	31

Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service (“IRS”) in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS	14	14
Total	17,295	22,480
Less debt discount	-	(70)
Less current portion	(1,407)	(1,693)
Long-term debt, net of debt discount and current portion	$15,888	$20,717

Aggregate maturities of debt are as follows (in thousands):

Twelve Months Ending March 31,
2022	$1,407
2023	15,849
2024	39
Thereafter	-
Total	$17,295

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

As discussed in the Explanatory Note above, during the three months ended March 31, 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of March 31, 2021, $1.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $1.4 million of deferred income tax expense for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company's income tax benefit of $0.7 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated		Total
Three Months Ended March 31, 2021:
Revenues	$1,844	$3,299		$-	$5,143
Cost of Revenue	1,967	3,142		-	5,109
Segment (Loss) Profit	$(123)	$157		$-	$34

Depreciation and Amortization	$528	$712		$96	$1,336

Capital Expenditures	$19	$26		$-	$45

Identifiable assets (1)	$10,842	$14,636		$829	$26,307

Three Months Ended March 31, 2020:
Revenues	$3,202	$6,184		$-	$9,386
Cost of Revenue	3,494	4,971			8,465
Segment (Loss) Profit	$(292)	$1,213	$		$921

Depreciation and Amortization	$671	$647		$78	$1,396

Capital Expenditures	$83	$81		$-	$164

Identifiable assets (1)	$17,662	$17,033		$1,278	$35,973

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; and other assets.

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

Net loss for the three months ended March 31, 2021, was approximately $3.9 million, or $0.42 per share, compared to a net loss of approximately $2.8 million, or $0.77 per share, in the same period last year due to the factors noted above.

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

Income Taxes:

As discussed in the Explanatory Note above, during the three months ended March 31, 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of March 31, 2021, $1.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $1.4 million of deferred income tax expense for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company's income tax benefit of $0.7 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

The following table presents a reconciliation of our net loss to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2021	2021	2020
	As Previously Restated	Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(2,477)	$(1,425)	$(3,902)	$(2,837)
Add back:
Interest expense (including discontinued operations)	33	-	33	642
Deferred income tax expense	-	1,425	1,425	-
Depreciation and amortization (including discontinued operations)	1,343	-	1,343	1,403
EBITDA*	(1,101)	-	(1,101)	(792)
Add back (deduct):
Stock-based compensation	24	-	24	39
Severance and transition costs	7	-	7	-
Loss (gain) on disposal of equipment	51	-	51	(39)
Other (income) expense	78	-	78	279
EBITDA related to discontinued operations	1	-	1	10
Adjusted EBITDA*	$(940)	$-	$(940)	$(503)

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended March 31, 2021 decreased by approximately $437,000 due primarily to the decrease in outside professional services incurred during the first quarter of 2020 related to our attempt to restructure our Credit Facility, as well as the increase in the CARES Act payroll tax credits recognized during the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had an outstanding principal loan balance under the amended Credit Facility of approximately $14.0 million with a weighted average interest rate of 8.25% per year.

The following table summarizes our statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(2,622)	$(969)
Net cash provided by (used in) investing activities	(32)	14
Net cash provided by financing activities	4,887	509
Net increase (decrease) in Cash and Cash Equivalents	2,233	(446)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,700	$217

The following table sets forth a summary of certain aspects of our balance sheet at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(restated)
Current Assets	$8,704	$4,880
Total Assets	32,434	30,183
Current Liabilities	3,668	4,574
Total Liabilities	23,048	27,628
Working Capital (Current Assets net of Current Liabilities)	5,036	306
Stockholders’ Equity	9,386	2,555

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of Amendment No. 1, management previously re-evaluated the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party, as discussed in Note 2 to our unaudited condensed consolidated financial statements in Amendment No. 1. As discussed in the Explanatory Note above, in connection with the preparation of this Amendment No. 2, the Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended March 31, 2021 the Company should have recognized deferred income tax expense through the recording of additional valuation allowance, as discussed in Note 2 to our unaudited condensed consolidated financial statements in this Amendment No. 2.

As a result, our management concluded that there was a material weakness in our internal control over financial reporting as of March 31, 2021 related to our accounting for complex financial instruments and our accounting for income taxes.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act, during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting as the circumstances that led our management to conclude that our previously issued financial statements should be restated had not yet been identified.

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
31.1

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

ENSERVCO CORPORATION

Date: May 24, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)