Form 10-Q/A
period 2021-06-30
Enservco Corp
filed 2022-05-24
CIK 319458

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 5, 2021 (the “Original Filing”), and as amended and filed with the SEC on April 11, 2022 ("Amendment No. 1").

The Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended June 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the six months ended June 30, 2021 through the recording of additional valuation allowance.

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

The restatement has no impact on the Company’s cash position, revenues, operating expenses, loss from operations or Adjusted EBITDA as of and for the three and six months ended June 30, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS	(restated)
Current Assets
Cash and cash equivalents	$3,806	$1,467
Accounts receivable, net	1,575	1,733
Prepaid expenses and other current assets	1,936	858
Inventories	290	295
Assets held for sale	527	527
Total current assets	8,134	4,880

Property and equipment, net	18,173	20,317
Goodwill	546	546
Intangible assets, net	508	617
Right-of-use asset - finance, net	58	129
Right-of-use asset - operating, net	2,495	2,918
Other assets	434	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$30,348	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,623	$1,931
Senior revolving credit facility, related party (including future interest payable of $731 and $892, respectively - see Note 7)	1,664	1,593
Lease liability - finance, current	33	65
Lease liability - operating, current	841	854
Current portion of long-term debt	56	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,217	4,574

Long-Term Liabilities
Senior revolving credit facility, related party (including future interest payable of $249 and $485, respectively - see Note 7)	13,316	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	2,023	2,052
Lease liability - finance, less current portion	36	55
Lease liability - operating, less current portion	1,782	2,185
Deferred tax liability, net	948	-
Other liabilities	48	88
Long-term liabilities of discontinued operations	-	9
Total long-term liabilities	18,153	23,054
Total liabilities	22,370	27,628

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock. $.005 par value, 100,000,000 shares authorized; 11,439,633 and 6,307,868 shares issued as of June 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of June 30, 2021 and December 31, 2020, respectively; and 11,432,726 and 6,300,961 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,785	30,052
Accumulated deficit	(32,864)	(27,529)
Total stockholders' equity	7,978	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,348	$30,183

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(restated)		(restated)
Revenues
Production services	$2,229	$1,383	$4,073	$4,585
Completion and other services	858	758	4,157	6,942
Total revenues	3,087	2,141	8,230	11,527

Expenses
Production services	2,346	1,814	4,313	5,308
Completion and other services	1,349	1,516	4,491	6,487
Sales, general, and administrative expenses	992	1,247	1,997	3,009
Severance and transition costs	-	139	-	139
Loss on disposal of assets	19	23	70	38
Depreciation and amortization	1,337	1,310	2,673	2,706
Total operating expenses	6,043	6,049	13,544	17,687

Loss from Operations	(2,956)	(3,908)	(5,314)	(6,160)

Other (expense) income
Interest expense	(11)	(547)	(44)	(1,188)
Other income	1,057	76	979	96
Total other income (expense)	1,046	(471)	935	(1,092)

Loss from continuing operations before taxes	(1,910)	(4,379)	(4,379)	(7,252)
Deferred income tax benefit (expense)	477	(9)	(948)	(9)
Loss from continuing operations	(1,433)	(4,388)	(5,327)	(7,261)
Income (loss) from discontinued operations (Note 6)	-	31	(8)	67
Net loss	$(1,433)	$(4,357)	$(5,335)	$(7,194)

Loss from continuing operations per common share - basic and diluted	$(0.13)	$(1.19)	$(0.52)	$(1.96)
Income from discontinued operations per common share - basic and diluted	-	0.01	-	0.01
Net loss per share - basic and diluted	$(0.13)	$(1.18)	$(0.52)	$(1.95)

Weighted average number of common shares outstanding - basic and diluted	11,433	3,690	10,316	3,696

See notes to condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-		(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss, as restated	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(31,431)	$9,386

Stock-based compensation	-	-	25	-	25
Net loss, as restated	-	-	-	(1,433)	(1,433)
Balance at June 30, 2021, as restated	11,433	$57	$40,785	$(32,864)	$7,978

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
	(restated)
OPERATING ACTIVITIES
Net loss	$(5,335)	$(7,194)
Net (loss) income from discontinued operations	(8)	67
Net loss from continuing operations	(5,327)	(7,261)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,673	2,706
Deferred income tax expense	948	9
Loss on disposal of equipment	70	38
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304	-
Stock-based compensation	49	361
Amortization of debt issuance costs and discount	8	95
Provision for bad debt expense	3	298
Changes in operating assets and liabilities
Accounts receivable	156	4,674
Inventories	5	85
Prepaid expense and other current assets	(1,078)	68
Income taxes receivable	-	(14)
Amortization of operating lease assets	422	416
Other assets	46	320
Accounts payable and accrued liabilities	(260)	(2,365)
Operating lease liabilities	(416)	(416)
Other liabilities	(40)	(30)
Net cash used in operating activities - continuing operations	(2,126)	(1,016)
Net cash provided by operating activities - discontinued operations	4	134
Net cash used in operating activities	(2,122)	(882)

INVESTING ACTIVITIES
Purchases of property and equipment	(195)	(306)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	335
Net cash (used in) provided by investing activities - continuing operations	(130)	323
Net cash provided by investing activities - discontinued operations	-	681
Net cash (used in) provided by investing activities	(130)	1,004

FINANCING ACTIVITIES
Gross proceeds from stock issuance	9,660	-
Stock issuance costs and registration fees	(815)	-
Term loan repayment	(3,000)	-
Net line of credit (repayments) borrowings	(701)	(2,001)
Proceeds from PPP loan	-	1,940
TDR accrued future interest payments	(397)	-
Repayment of long-term debt	(72)	(49)
Payments of finance leases	(83)	(245)
Net cash provided by (used in) financing activities - continuing operations	4,592	(355)
Net cash used in financing activities - discontinued operations	(1)	(1)
Net cash provided by (used in) financing activities	4,591	(356)

Net Increase (Decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$3,806	$429

Supplemental Cash Flow Information:
Cash paid for interest	$413	$1,026
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to common stock	$1,312	$-
Non-cash conversion of unamortized subordinated debt discount	61	-

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

Note 2 - Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification ("ASC") 740, and pursuant to re-evaluation by the Company’s management, the Company has determined that for the three months ended June 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the six months ended June 30, 2021 through the recording of additional valuation allowance. This limitation is due to a change in control that occurred in February 2021 pursuant to the issuance of 4,199,998 shares of Company common stock.

The following tables summarize the effects of the restatements on each financial statement line item as of the date, and for the periods, indicated (in thousands except per share amounts):

	June 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Deferred tax liability, net	$-	$948	$948
Total long-term liabilities	17,205	948	18,153
Total liabilities	21,422	948	22,370
Accumulated deficit	(31,916)	(948)	(32,864)
Total stockholders' equity	8,926	(948)	7,978

	For the Three Months Ended June 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Deferred income tax benefit	$-	$477	$477
Loss from continuing operations	(1,910)	477	(1,433)
Net loss	(1,910)	477	(1,433)
Loss from continuing operations per common share - basic and diluted	(0.17)	0.04	(0.13)
Net loss per share - basic and diluted	(0.17)	0.04	(0.13)

	For the Six Months Ended June 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Deferred income tax expense	$-	$(948)	$(948)
Loss from continuing operations	(4,379)	(948)	(5,327)
Net loss	(4,387)	(948)	(5,335)
Loss from continuing operations per common share - basic and diluted	(0.43)	(0.09)	(0.52)
Net loss per share - basic and diluted	(0.43)	(0.09)	(0.52)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Restated:
Net loss (for the three months ended March 31, 2021)	$-	$(2,477)	$(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,910)	(1,910)
Balance at June 30, 2021	40,785	(31,916)	8,926
Adjustments:
Net loss (for the three months ended March 31, 2021)	$-	$(1,425)	$(1,425)
Balance at March 31, 2021	-	(1,425)	(1,425)
Net loss (for the three months ended June 30, 2021)	-	477	477
Balance at June 30, 2021	-	477	477
As Restated:
Net loss (for the three months ended March 31, 2021)	$-	$(3,902)	$(3,902)
Balance at March 31, 2021	40,760	(31,431)	9,386
Net loss (for the three months ended June 30, 2021)	-	(1,433)	(1,433)
Balance at June 30, 2021	40,785	(32,864)	7,978

	For the Six Months Ended June 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(4,387)	$(948)	$(5,335)
Net loss from continuing operations	(4,379)	(948)	(5,327)
Deferred income tax expense	-	948	948

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

R

evenue Recognition

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

Note 8 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the six months ended June 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

As discussed in the Explanatory Note above, during the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of June 30, 2021, $0.9 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $0.9 million of deferred income tax expense for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company's income tax benefit of $1.8 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

Net loss for the three months ended June 30, 2021 was approximately $1.4 million or $0.13 per share, compared to a net loss of approximately $4.4 million, or $1.18 per share, in the same period last year. Net loss for the six months ended June 30, 2021 was approximately $5.3 million or $0.52 per share, compared to a net loss of approximately $7.2 million, or $1.95 per share, in the same period last year due to the factors noted above.

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

Income Taxes:

As discussed in the Explanatory Note above, during the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of June 30, 2021, $0.9 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $0.9 million of deferred income tax expense for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company's income tax benefit of $1.8 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

The following table presents a reconciliation of our net loss to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2021	2021	2020
	As Previously Restated	Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(1,910)	$477	$(1,433)	$(4,357)
Add back:
Interest expense (including discontinued operations)	11	-	11	547
Deferred income tax (benefit) expense	-	(477)	(477)	9
Depreciation and amortization (including discontinued operations)	1,337	-	1,337	1,317
EBITDA*	(562)	-	(562)	(2,484)
Add back (deduct):
Stock-based compensation	25	-	25	322
Severance and transition costs	-	-	-	139
Loss (gain) on disposal of equipment (including discontinued operations)	19	-	19	(15)
Other (income) expense (including discontinued operations)	(1,057)	-	(1,057)	(27)
EBITDA related to discontinued operations	-	-	-	1
Adjusted EBITDA*	$(1,575)	$-	$(1,575)	$(2,064)

	Six Months Ended June 30,
	As Previously Restated	Adjustments	As Restated
Adjusted EBITDA*
Net loss	$(4,387)	$(948)	$(5,335)	$(7,194)
Add back:
Interest expense (including discontinued operations)	44	-	44	1,189
Deferred income tax expense	-	948	948	9
Depreciation and amortization (including discontinued operations)	2,679	-	2,679	2,719
EBITDA*	(1,664)	-	(1,664)	(3,277)
Add back (deduct):
Stock-based compensation	49	-	49	361
Severance and transition costs	7	-	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	70	-	70	(54)
Other (income) expense (including discontinued operations)	(979)	-	(979)	252
EBITDA related to discontinued operations	1	-	1	11
Adjusted EBITDA*	$(2,516)	$-	$(2,516)	$(2,568)

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

Changes in Adjusted EBITDA*

Adjusted EBITDA for the three months ended June 30, 2021 increased by approximately $489,000. Adjusted EBITDA for the six months ended June 30, 2021 increased by approximately $52,000. These increases were both due primarily to the decreases in our net losses, partially offset by the increase in other income as a result of the Employee Retention Credits recognized during the period, as well as the decreases in interest expense, stock compensation expense and severance costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had an outstanding principal loan balance under the Amended Credit Facility of approximately $14.0 million with a weighted average interest rate of 8.25% per year.

The following table summarizes our statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(2,122)	$(882)
Net cash (used in) provided by investing activities	(130)	1,004
Net cash provided by (used in) financing activities	4,591	(356)
Net increase (decrease) in Cash and Cash Equivalents	2,339	(234)

Cash and Cash Equivalents, Beginning of Period	1,467	663

Cash and Cash Equivalents, End of Period	$3,806	$429

The following table sets forth a summary of certain aspects of our balance sheet at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(restated)
Current Assets	$8,134	$4,880
Total Assets	30,348	30,183
Current Liabilities	4,217	4,574
Total Liabilities	22,370	27,628
Working Capital (Current Assets net of Current Liabilities)	3,917	306
Stockholders’ Equity	7,978	2,555

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of Amendment No. 1, management previously re-evaluated the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party. Additionally, management re-evaluated the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020. Upon such re-evaluation, management determined that the Company was not eligible to receive certain amounts awarded, both as discussed in Note 2 to our unaudited condensed consolidated financial statements in Amendment No. 1. As discussed in the Explanatory Note above, in connection with the preparation of this Amendment No. 2, the Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended June 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the six months ended June 30, 2021 through the recording of additional valuation allowance, as discussed in Note 2 to our unaudited condensed consolidated financial statements in this Amendment No. 2.

As a result, our management concluded that there was a material weakness in our internal control over financial reporting as of June 30, 2021 related to our accounting for complex financial instruments and our accounting for incomes taxes.

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
31.1*

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

(1) Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 20, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)