Form 10-Q/A
period 2021-09-30
Enservco Corp
filed 2022-05-24
CIK 319458

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Enservco Corporation as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”), and as amended and filed with the SEC on April 11, 2022 ("Amendment No. 1").

The Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended September 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the nine months ended September 30, 2021 through the recording of additional valuation allowance.

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

The restatement has no impact on the Company’s cash position, revenues, operating expenses, loss from operations or Adjusted EBITDA as of and for the three and nine months ended September 30, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS	(restated)
Current Assets:
Cash and cash equivalents	$1,673	$1,467
Accounts receivable, net	2,279	1,733
Prepaid expenses and other current assets	2,152	858
Inventories	371	295
Assets held for sale	527	527
Total current assets	7,002	4,880

Property and equipment, net	17,070	20,317
Goodwill	546	546
Intangible assets, net	454	617
Right-of-use asset - finance, net	50	129
Right-of-use asset - operating, net	2,279	2,918
Other assets	404	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$27,805	$30,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,635	$1,931
Senior revolving credit facility, related party (including future interest payable of $772 and $892, respectively - see Note 6)	2,000	1,593
Lease liability - finance, current	26	65
Lease liability - operating, current	775	854
Current portion of long-term debt	57	100
Current liabilities of discontinued operations	-	31
Total current liabilities	4,493	4,574

Non-Current Liabilities:
Senior revolving credit facility, related party (including future interest payable of $20 and $485, respectively - see Note 6)	12,792	17,485
Subordinated debt, related party	-	1,180
Long-term debt, less current portion	69	2,052
Lease liability - finance, less current portion	26	55
Lease liability - operating, less current portion	1,631	2,185
Deferred tax liability, net	402	-
Other liabilities	24	88
Long-term liabilities of discontinued operations	-	9
Total non-current liabilities	14,944	23,054

TOTAL LIABILITIES	19,437	27,628

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.005 par value, 100,000,000 shares authorized; 11,439,191 and 6,307,868 shares issued as of September 30, 2021 and December 31, 2020, respectively; 6,907 shares of treasury stock as of September 30, 2021 and December 31, 2020, respectively; and 11,432,284 and 6,300,961 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	57	32
Additional paid-in capital	40,806	30,052
Accumulated deficit	(32,495)	(27,529)
Total stockholders' equity	8,368	2,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,805	$30,183

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(restated)		(restated)
Revenues:
Production services	$2,483	$1,363	$6,556	$5,948
Completion and other services	544	401	4,701	7,343
Total revenues	3,027	1,764	11,257	13,291

Expenses:
Production services	2,489	1,347	6,802	6,655
Completion and other services	1,189	1,126	5,680	7,613
Sales, general, and administrative expenses	907	1,049	2,904	4,058
Severance and transition costs	-	-	-	139
Loss on disposal of equipment	-	21	70	59
Depreciation and amortization	1,302	1,271	3,975	3,977
Total operating expenses	5,887	4,814	19,431	22,501

Loss from operations	(2,860)	(3,050)	(8,174)	(9,210)

Other (expense) income:
Interest expense	(6)	(477)	(50)	(1,665)
Gain on restructuring of senior revolving credit facility (Note 6)	-	11,916	-	11,916
Other income	2,689	29	3,668	125
Total other income	2,683	11,468	3,618	10,376

(Loss) income from continuing operations before taxes	(177)	8,418	(4,556)	1,166
Deferred income tax benefit (expense)	546	(6)	(402)	(15)
Income (loss) from continuing operations	369	8,412	(4,958)	1,151
(Loss) income from discontinued operations	-	(7)	(8)	60
Net income (loss)	$369	$8,405	$(4,966)	$1,211

Income (loss) from continuing operations per common share - basic and diluted	$0.03	$2.15	$(0.46)	$0.31
Income from discontinued operations per common share - basic and diluted	-	-	-	0.01
Net income (loss) per share - basic and diluted	$0.03	$2.15	$(0.46)	$0.32

Weighted average number of common shares outstanding - basic and diluted	11,433	3,910	10,692	3,768

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)
Stock-based compensation, net of issuance costs	-	-	39	-	39
Restricted share cancellation	(2)	-	-	-	-
Net loss	-	-	-	(2,837)	(2,837)
Balance at March 31, 2020	3,701	$19	$22,364	$(27,857)	$(5,474)

Stock-based compensation, net of issuance costs	-	-	322	-	322
Restricted share issuance	7	-	-	-	-
Restricted share cancellation	(45)	-	-	-	-
Restricted share vested	-	-	5	-	5
Net loss	-	-	-	(4,357)	(4,357)
Balance at June 30, 2020	3,663	$19	$22,691	$(32,214)	$(9,504)

Stock-based compensation, net of issuance costs	-	-	16	-	16
Restricted share cancellation	(3)	-	-	-	-
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion	404	2	1,513	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit debt restructuring	533	2	2,530	-	2,532
Shares issued in at-the-market offering, net of offering costs	69	-	40	-	40
Net income	-	-	-	8,405	8,405
Balance at September 30, 2020	4,666	$23	$26,790	$(23,809)	$3,004

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss, as restated	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021, as restated	11,433	$57	$40,760	$(31,431	$9,386

Stock-based compensation	-	-	25	-	25
Net loss, as restated	-	-	-	(1,433)	(1,433)
Balance at June 30, 2021, as restated	11,433	$57	$40,785	$(32,864)	$7,978

Stock-based compensation	-	-	21	-	21
Restricted share cancellation	(1)	-	-	-	-
Net income, as restated	-	-	-	369	369
Balance at September 30, 2021, as restated	11,432	$57	$40,806	$(32,495)	$8,368

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
	(restated)
OPERATING ACTIVITIES:
Net (loss) income	$(4,966)	$1,211
Net (loss) income from discontinued operations	(8)	60
Net (loss) income from continuing operations	(4,958)	1,151
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	3,975	3,977
Deferred income tax expense	402	15
Loss on disposal of equipment	70	59
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304
Stock-based compensation	70	377
Amortization of debt issuance costs and discount	8	119
Gain on restructuring of senior revolving credit facility	-	(11,916)
Gain on forgiveness of PPP loan (Note 6)	(1,964)	-
Provision for bad debt (recovery) expense	(15)	362
Changes in operating assets and liabilities:
Accounts receivable	(531)	5,048
Inventories	(76)	88
Prepaid expense and other current assets	(1,292)	(593)
Income taxes receivable	-	(14)
Amortization of operating lease assets	638	635
Other assets	92	363
Accounts payable and accrued liabilities	(224)	(1,469)
Operating lease liabilities	(633)	(615)
Other liabilities	(64)	(15)
Net cash used in operating activities - continuing operations	(3,887)	(2,428)
Net cash provided by operating activities - discontinued operations	4	133
Net cash used in operating activities	(3,883)	(2,295)

INVESTING ACTIVITIES:
Purchases of property and equipment	(348)	(344)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	65	341
Net cash (used in) provided by investing activities - continuing operations	(283)	291
Net cash provided by investing activities - discontinued operations	-	675
Net cash (used in) provided by investing activities	(283)	966

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	9,660	205
Stock issuance costs and registration fees	(815)	(165)
Term loan repayment	(3,000)	-
Net line of credit repayments	(701)	(855)
Proceeds from PPP loan (Note 6)	-	1,940
TDR accrued future interest payments	(585)	-
Repayment of long-term debt	(86)	(109)
Payments of finance leases	(99)	(350)
Net cash provided by financing activities - continuing operations	4,374	666
Net cash used in financing activities - discontinued operations	(2)	-
Net cash provided by financing activities	4,372	666

Net Increase (Decrease) in Cash and Cash Equivalents	206	(663)

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$1,673	$-

Supplemental Cash Flow Information:
Cash paid for interest	$630	$1,415
Cash paid for taxes	-	2
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash conversion of subordinated debt and accrued interest to Company common stock	$1,312	$1,515
Non-cash conversion of unamortized subordinated debt discount	61	-
Non-cash reduction of debt in connection with restructuring of senior revolving credit facility	-	16,000
Non-cash issuance of Company common stock and warrants in connection with restructuring of senior revolving credit facility	-	2,532
Non-cash conversion of accrued interest to senior revolving credit facility	-	219

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

Note 2 – Restatement of Previously Issued Financial Statements

In accordance with Accounting Standards Codification ("ASC") 740, and pursuant to re-evaluation by the Company's management, the Company has determined that for the three months ended September 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the nine months ended September 30, 2021 through the recording of additional valuation allowance. This limitation is due to a change in control that occurred in February 2021 pursuant to the issuance of 4,199,998 shares of Company common stock.

The following tables summarize the effects of the restatement on each financial statement line item as of the date, and for the periods, indicated (in thousands except per share amounts):

	September 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Balance Sheet (unaudited)
Deferred tax liability, net	$-	$402	$402
Total non-current liabilities	14,542	402	14,944
Total liabilities	19,035	402	19,437
Accumulated deficit	(32,093)	(402)	(32,495)
Total stockholders' equity	8,770	(402)	8,368

	For the Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Deferred income tax benefit	$-	$546	$546
(Loss) income from continuing operations	(177)	546	369
Net income (loss)	(177)	546	369
(Loss) income from continuing operations per common share - basic and diluted	(0.02)	0.05	0.03
Net (loss) income per share - basic and diluted	(0.02)	0.05	0.03

	For the Nine Months Ended September 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Operations (unaudited)
Deferred income tax expense	$-	$(402)	$(402)
Loss from continuing operations	(4,556)	(402)	(4,958)
Net (loss) income	(4,564)	(402)	(4,966)
Loss from continuing operations per common share - basic and diluted	(0.43)	(0.03)	(0.46)
Net loss per share - basic and diluted	(0.43)	(0.03)	(0.46)

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
As Previously Restated:
Net loss (for the three months ended March 31, 2021)	$-	$(2,477)	$(2,477)
Balance at March 31, 2021	40,760	(30,006)	10,811
Net loss (for the three months ended June 30, 2021)	-	(1,910)	(1,910)
Balance at June 30, 2021	40,785	(31,916)	8,926
Net loss (as previously reported for the three months ended September 30, 2021)	-	(177)	(177)
Balance at September 30, 2021, as previously reported	40,806	(32,093)	8,770
Adjustments:
Net loss (for the three months ended March 31, 2021)	$-	$(1,425)	$(1,425)
Balance at March 31, 2021	-	(1,425)	(1,425)
Net loss (for the three months ended June 30, 2021)	-	477	477
Balance at June 30, 2021	-	477	477
Net loss (for the three months ended September 30, 2021)	-	546	546
Balance at September 30, 2021	-	546	546
As Restated:
Net loss (for the three months ended March 31, 2021)	$-	$(3,902)	$(3,902)
Balance at March 31, 2021	40,760	(31,431)	9,386
Net loss (for the three months ended June 30, 2021)	-	(1,433)	(1,433)
Balance at June 30, 2021	40,785	(32,864)	7,978
Net income (for the three months ended September 30, 2021)	-	369	369
Balance at September 30, 2021	40,806	(32,495)	8,368

	For the Nine Months Ended September 30, 2021
	As Previously Restated	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows (unaudited)
OPERATING ACTIVITIES
Net loss	$(4,564)	$(402)	$(4,966)
Net loss from continuing operations	(4,556)	(402)	(4,958)
Deferred income tax expense	-	402	402

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

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2021, we generated net income of approximately $369,000 and a net loss of approximately $5.0 million, respectively. As of September 30, 2021, we had total current assets of $7.0 million and total current liabilities of $4.5 million, or working capital of $2.5 million. Although the Company has made substantial progress in improving its capitalization and financial position over the past twelve months, the current maturity date of the Credit Facility is October 15, 2022. This maturity date of the Credit Facility creates substantial doubt over our ability to continue as a going concern from one year after the date of issuance of this current report, or November 15, 2022. We continue to work with East West Bank on repayment strategies and are working diligently to secure a refinancing of the Credit Facility.

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

Note 7 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the nine months ended September 30, 2021 and 2020 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

As discussed in the Explanatory Note above, during the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of September 30, 2021, $0.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $0.4 million of deferred income tax expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company's income tax provision of $15,000 was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

Net income for the three months ended September 30, 2021 was approximately $369,000, or $0.03 per share, compared to net income of approximately $8.4 million, or $2.15 per share, for the same period in 2020. Net loss for the nine months ended September 30, 2021 was approximately $5.0 million, or $0.46 per share, compared to net income of approximately $1.2 million, or $0.32 per share, for the same nine-month period in 2020 due to the factors noted above.

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

Income Taxes

As discussed in the Explanatory Note above, during the first quarter of 2021 the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of September 30, 2021, $0.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company has recognized $0.4 million of deferred income tax expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company's income tax provision of $15,000 was adjusted by the valuation allowance which resulted in a net tax provision of zero.

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

The following table presents a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2021	2021	2021	2020
	As Previously Reported	Adjustments	As Restated
Adjusted EBITDA*
Net (loss) income	$(177)	$546	$369	$8,405
Add back:
Interest expense (including discontinued operations)	6	-	6	478
Deferred income tax (benefit) expense	-	(546)	(546)	6
Depreciation and amortization (including discontinued operations)	1,302	-	1,302	1,277
EBITDA*	1,131	-	1,131	10,166
Add back (deduct):
Stock-based compensation	21	-	21	16
Loss on disposal of equipment (including discontinued operations)	-	-	-	20
Gain on debt restructuring	-	-	-	(11,916)
Other (income) expense	(2,689)	-	(2,689)	1
Adjusted EBITDA*	$(1,537)	$-	$(1,537)	$(1,713)

	For the Nine Months Ended September 30,
	2021	2021	2021	2020
	As Previously Restated	Adjustments	As Restated
Adjusted EBITDA*
Net (loss) income	$(4,564)	$(402)	$(4,966)	$1,211
Add back:
Interest expense (including discontinued operations)	51	-	51	1,667
Deferred income tax expense	-	402	402	15
Depreciation and amortization (including discontinued operations)	3,981	-	3,981	3,996
EBITDA*	(532)	-	(532)	6,889
Add back (deduct):
Stock-based compensation	70	-	70	377
Severance and transition costs	7	-	7	139
Loss (gain) on disposal of equipment (including discontinued operations)	70	-	70	(34)
Gain on debt restructuring	-	-	-	(11,916)
Other (income) expense (including discontinued operations)	(3,668)	-	(3,668)	282
EBITDA related to discontinued operations	1	-	1	11
Adjusted EBITDA*	$(4,052)	$-	$(4,052)	$(4,252)

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2021 increased by approximately $176,000, or 10%, as compared to the same period in 2020. This increase was primarily due to period-over-period reductions in our sales, general, and administrative expenses. Adjusted EBITDA for the nine months ended September 30, 2021 increased by approximately $200,000, or 5%, as compared to the same nine-month period in 2020. This increase was primarily due to period-over-period reductions in our sales, general, and administrative expenses, offset partially by a period-over-period decrease in our gross margin.

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

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(restated)
Current assets	$7,002	$4,880
Total assets	27,805	30,183
Current liabilities	4,493	4,574
Total liabilities	19,437	27,628
Working capital (current assets net of current liabilities)	2,509	306
Stockholders’ equity	8,368	2,555

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of Amendment No. 1, management previously re-evaluated the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party. Additionally, management re-evaluated the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020. Upon such re-evaluation, management determined that the Company was not eligible to receive certain amounts awarded, both as discussed in Note 2 to our unaudited condensed consolidated financial statements in Amendment No. 1. As discussed in the Explanatory Note above, in connection with the preparation of this Amendment No. 2, the Company has re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management has determined that for the three months ended September 30, 2021 the Company should have recognized a deferred income tax benefit through a partial release of the Company's valuation allowance, as well as recognizing deferred income tax expense for the nine months ended September 30, 2021 through the recording of additional valuation allowance, as discussed in Note 2 to our unaudited condensed consolidated financial statements in this Amendment No. 2.

As a result, our management concluded that there was a material weakness in our internal control over financial reporting as of September 30, 2021 related to our accounting for complex financial instruments and our accounting for income taxes.

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