Form 10-K
period 2021-12-31
Enservco Corp
filed 2022-07-07
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $17.3 million based upon the closing sale price of the Registrant's common stock of$1.64 as of June 30, 2021, the last trading day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2022, there were 11,491,623 shares of the Registrant’s common stock outstanding.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by terms such as "may," "anticipate," "should," "could," "project," "intend," "estimate," "expect," "believe," "predict," "budget," "goal," "plan," "forecast," "target" and other similar expressions.

All statements, other than statements of historical facts, contained in this Annual Report are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, among others, the risks set forth in the section of this Annual Report entitled "Risk Factors" and elsewhere throughout this Annual Report, as well as the following factors:

●	Our ability to obtain working capital on a timely basis under our 2022 Financing Facilities in order to accommodate our business demands during our busiest periods during the winter season;
●	Constraints on us as a result of our indebtedness and our ability to generate sufficient cash flows to repay our debt obligations;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	Our ability to retain key members of our management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets and the potential for pandemic related mandates;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude oil markets recently caused by the war in Ukraine which could result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn could result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	The impact of general economic conditions and continued supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity and the regulation of hydraulic fracking;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant; and
●	The price and volume volatility of our common stock.

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

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation ("Enservco") through its wholly owned subsidiaries (collectively referred to as the "Company," "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of approximately 318 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

Recent Developments

On March 24, 2022, we completed a refinancing transaction in which we terminated our existing credit facility with East West Bank, which had an outstanding principal balance of $13.8 million, in exchange for our payment of $8.4 million in cash and agreement to pay up to a maximum of an additional $1.0 million. Under our 2022 Financing Facilities (as defined below), we have receivables financing available to provide additional working capital, if required. See “Liquidity and Capital Resources.”

Corporate Structure

Our business operations are conducted through our wholly owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), a Colorado limited liability company.

Overview of Business Operations

We conduct our business operations through our wholly owned operating subsidiary, Heat Waves, which provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services"). We currently operate in the following geographic regions:

●	Eastern USA Region, including the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation in eastern Ohio. The Eastern USA Region operations are deployed from Heat Waves’ operations center in Carmichaels, Pennsylvania.
●	Rocky Mountain Region, including western Colorado and southern Wyoming (DJ Basin and Niobrara formations), central Wyoming (Powder River and Green River Basins) and western North Dakota and eastern Montana (Bakken formation). The Rocky Mountain Region operations are deployed from Heat Waves’ operations centers in Killdeer, North Dakota, and Longmont, Colorado.
●	Central USA Region, including the Eagle Ford Shale and East Texas Oilfield in Texas. The Central USA Region operations are deployed from operations centers in Jourdanton, Texas, Carrizo Springs, Texas and Longview, Texas.

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. These strategies are exemplified by these activities:

(1)	From 2014 through 2016, the Company spent approximately $33.7 million for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and during 2018, acquired Adler Hot Oil Services, LLC, a provider of frac water heating and hot oiling services, for a gross aggregate purchase price of approximately $12.5 million in order to expand our market share in the Bakken formation, DJ Basin, and Marcellus/Utica Shale formations.
(2)

To expand its footprint, in early 2010 Heat Waves began providing services in the Marcellus Shale natural gas field in southwestern Pennsylvania and West Virginia, and in September of 2011 Heat Waves extended its services into the DJ Basin/Niobrara formation and the Bakken formation through opening new operations centers in southern Wyoming and western North Dakota, respectively. In late 2012 the Company expanded its operations, through its Pennsylvania operations center, into the Utica Shale formation in eastern Ohio. In early 2015 the Company expanded its operations into the Eagle Ford formation through opening a new operations center in southern Texas. In early 2019 the Company expanded operations in the Powder River Basin by opening a new operations center in Douglas, Wyoming. The lease for this operations center in Douglas, Wyoming expired as of December 31, 2021 and was not renewed. In the second quarter of 2021 the Company again expanded into hot oiling services for the East Texas Oilfield in Texas from our new operations center in Longview, Texas.

(3)

In January 2016, Enservco acquired various water transfer assets for approximately $4.3 million in order to provide water transfer services to its customers in all its operating areas. This segment was discontinued in 2019.

Operating Entities

As noted above, Enservco conducts its business operations and holds assets through its wholly owned subsidiary entity, Heat Waves. Heat Waves provides a range of well stimulation/maintenance services to a diverse group of independent and major oil and natural gas companies. The primary services provided are intended to:

(1)	Help maintain and enhance the production of existing wells throughout their productive life; and
(2)	Assist in the fracturing of formations for newly drilled oil and natural gas wells.

These services consist of hot oiling and acidizing and frac water heating. Heat Waves also provides water hauling and well site construction services, primarily during the warmer seasons. Heat Waves’ operations are currently in the major oil and natural gas areas in Colorado, Montana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming.

Areas of Operations

We serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

Operating Segments

Enservco, through its operating subsidiary, provides a range of services to owners and operators of oil and natural gas wells in two primary operating segments; production services ("Production Services") and completion and other services ("Completion and Other Services").

Production Services

The Company's Production Services segment consists of hot oiling services, acidizing, and pressure testing. Production Services operations are currently in Colorado, Wyoming, North Dakota, Montana, Pennsylvania, West Virginia, Ohio and Texas. Production Services accounted for approximately 59% of the Company’s total revenues for the year ended December 31, 2021, compared to 49% for the year ended December 31, 2020.

Hot Oiling Services – Hot oiling services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oiling truck and then pumping it down the casing and back up the tubing to remove the deposits. As of December 31, 2021, Heat Waves owned and operated a fleet of 54 hot oiling trucks. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

Hot oiling servicing also includes the heating of oil storage tanks. The heating of storage tanks is performed (i) to eliminate frozen water and other soluble waste in the tanks; and (ii) because oil that has been heated flows more efficiently from the tanks to transports hauling oil to the refineries in colder weather.

Acidizing – Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2021, Heat Waves owned and operated a fleet of 6 acidizing units, each of which consists of a specially designed acid pump truck and an acid transport trailer.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oiling trucks and pressure trucks are used to perform this service.

Completion and Other Services

The Company's Completion and Other Services segment consists of frac water heating and other services. Completion and Other Services operations are currently in Colorado, Wyoming, New Mexico, North Dakota, Montana, Pennsylvania, West Virginia, and Ohio. Completion and Other Services accounted for approximately 41% of the Company’s total revenues for the year ended December 31, 2021, compared to 51% for the year ended December 31, 2020.

Frac Water Heating – Frac water heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2021, Heat Waves owned and operated a fleet of 67 frac heaters designed to heat large amounts of water.

Other Services – The Company's other services consist primarily of hauling services where the Company utilizes its operating assets that are not deployed to transport both liquid and dry materials for customers.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. Substantially all the equipment and personal property assets owned by these entities were pledged as security under the Company's 2017 Amended Credit Agreement with its bank lender as of December 31, 2021.

Historically, as supply and demand require, the Company has leased additional trucks and equipment from time to time. These leases are generally for periods of less than one year, and therefore are treated as operating leases for accounting purposes, and the rent expense associated with these leases is reported in accordance with Accounting Standards Codification ("ASC") Topic 842, Leases.

Competitive Business Conditions

We face intense competition in our operations. Competition is influenced by factors such as price, capacity, the quality/safety record/availability of equipment and work crews, and the reputation and experience of the service provider. The Company believes that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled, and well-trained workforce that is responsive to our customers’ needs. Although we believe customers consider all these factors, price is the primary factor in determining which service provider is awarded work.

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of crude oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work and put significant pressure on well services providers such as us to reduce prices for our services. Throughout 2020 and in early 2021, due to depressed crude oil prices and the impacts of COVID-19, our customers cut back significantly their work orders for our services as well as for the well services of our competitors and required us to reduce our prices in order to obtain or maintain our business with them. While crude oil prices rebounded and the impacts of COVID-19 lessened throughout the second half of 2021, we continue to expect that price competition will be intense throughout much of 2022.

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

As of December 31, 2021, two customers represented more than 10% of the Company's accounts receivable balance at 31% and 14%, respectively. Revenues from one customer represented approximately 13% of total revenues for the year ended December 31, 2021. These concentrations were enhanced by the merger of three customers we serviced during 2021.

The loss of our significant customers could have a material adverse effect on the Company’s business until the equipment is redeployed. Further, the Company believes that if its customers shift production from any of the geographies in which it operates the Company could effectively redeploy its equipment into other domestic geographic areas, but it may require us to incur relocation expenses which would reduce operating margins.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2021, approximately 60% of our revenues were earned during the first and fourth fiscal quarters. In regard to frac water heating, because customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder months. Similarly, hot oiling services are in higher demand during the colder months when they are needed for maintenance of existing wells and to heat oil storage tanks.

Acidizing and pressure testing are performed throughout the year with revenues generally not impacted by weather to a significant degree.

Raw Materials

             The Company purchases a wide variety of raw materials, parts, and components that are made by other manufacturers and suppliers for our use. The Company is not dependent on any single source of supply for those parts, supplies or materials. However, there are a limited number of vendors for propane and certain acids and chemicals, and propane prices have been volatile. The Company uses a limited number of suppliers and service providers available to fabricate and/or construct the trucks and equipment used in its hot oiling, frac water heating, and acidizing related services.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

As is the situation with all companies in the frac water heating service business, we rely on certain procedures and practices in performing our services. In 2016, we were issued our first patent relating to an aspect of the frac water heating process. Heat Waves has since been issued three United States patents and one Canadian patent and has two United States patents pending related to aspects of the frac water heating process. We have other patent applications pending regarding other procedures used in our process of heating frac water. We are aware that one unrelated company has been awarded four patents related, in part, to a process for heating of frac water.

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

Through the routine course of providing services, the Company handles and stores bulk quantities of hazardous materials. If leaks or spills of hazardous materials handled, transported or stored by us occur, the Company may be responsible under applicable environmental laws for costs of remediating any damage to the surface or subsurface (including aquifers).

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for non-compliance, as well as requirements for corrective actions. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum-related products. In addition, although RCRA classifies certain oilfield wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on drilling and production sites long after operations on such sites have been completed. Other statutes relating to the storage and handling of pollutants include the Oil Pollution Act of 1990 ("OPA") which requires certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill response plans relating to the potential discharge of oil into surface waters. The OPA contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. State laws mandate oil cleanup programs with respect to contaminated soil. A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions.

In the course of the Company’s operations, it does not typically generate materials that are considered "hazardous substances." One exception, however, would be spills that occur prior to well treatment materials being circulated downhole. For example, if the Company spills acid on a roadway as a result of a vehicle accident in the course of providing production/stimulation services, or if a tank with acid leaks prior to downhole circulation, the spilled material may be considered a "hazardous substance." In this respect, the Company may occasionally be considered to "generate" materials that are regulated as hazardous substances and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants.

The Clean Water Act ("CWA") and comparable state statutes impose restrictions and controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the Environmental Protection Agency ("EPA") or an analogous state agency. The CWA regulates storm water runoff from oil and natural gas facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water runoff from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act ("SDWA") and the Underground Injection Control ("UIC") program promulgated thereunder regulate the drilling and operation of subsurface injection wells, such as the disposal wells owned and operated by the Company. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal well. Violation of these regulations and/or contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

The Federal Energy Policy Act of 2005 amended the SDWA to exclude hydraulic fracturing from the definition of "underground injection" under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. The EPA, at the request of Congress, conducted a national study examining the potential impacts of hydraulic fracturing on drinking water resources and issued a final assessment report in December 2016, which concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identifies factors that influence these impacts.

We incur, and expect to continue to incur, capital and operating costs to comply with the environmental laws and regulations described herein. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement.

If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for our customers to perform fracturing, and/or increase their and our costs of compliance and doing business. It is also possible that drilling and injection operations utilizing our services could adversely affect the environment, which could result in a requirement to perform investigations or clean ups or the incurrence of other unexpected material costs or liabilities.

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

We are also subject to a number of federal and state laws and regulations, including OSHA and comparable state laws, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Due to the fact that our trucks travel over public highways to get to customers’ wells, the Company is subject to the regulations of the Department of Transportation ("DOT"). These regulations are very comprehensive and cover a wide variety of subjects from the maintenance and operation of vehicles to driver qualifications to safety. Violations of these regulations can result in penalties ranging from monetary fines to a restriction on the use of the vehicles. Under regulations effective July 1, 2010, an uncured violation of regulations could result in a shutdown of all the vehicles of Heat Waves. The Company does not believe it is in violation of DOT regulations at this time that would result in a shutdown of vehicles.

Some states and certain municipalities have regulated, or are considering regulating, hydraulic fracturing ("fracking") which, if accomplished, could impact certain of our operations. While the Company does not believe that existing regulations and contemplated actions to limit or prohibit fracking have impacted its activities to date, there can be no assurance that these actions, if taken on a wider scale, may not adversely impact the Company’s business operations and revenues.

Human Capital

As of June 2, 2022, the Company employed 81 full-time employees. Of these employees, 71 are employed by Heat Waves and 10 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

Available Information

We maintain a website at www.enservco.com. The information contained on, or accessible through, our website is not part of this Annual Report. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to the Exchange Act, are available on our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission ("SEC").

In addition, we maintain our corporate governance documents on our website, including the following.

●	Code of Business Conduct and Ethics for Directors, Officers and Employees which contains information regarding our whistleblower procedures;
●	Insider Trading Policy;
●	Audit Committee Charter;
●	Compensation Committee Charter;
●	Trading Blackout Policy; and
●	Related Party Transaction Policy.

ITEM 1A. RISK FACTORS

An investment in our common stock may be considered speculative and involves a high degree of risk, including, among other items, the risk factors described below. These risk factors are intended to generally describe certain risks that could materially affect the Company and its business operations and activities.

You should carefully consider the risks described below and elsewhere herein in connection with any decision whether to acquire, hold or sell the Company’s securities. The following list identifies and briefly summarizes certain risks but should not be viewed as complete or comprehensive. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition of the business and its results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline and you could lose all or a significant part of your investment.

Liquidity and Debt Risks

An inability to borrow from our new receivables financing during our peak work periods would have a negative impact on our business and liquidity.

In March 2022, we refinanced approximately $13.8 million outstanding under our Credit Facility with East West Bank for approximately $8.4 million in cash plus future unsecured payments of up to $1.0 million. Prior to the March 2022 refinancing of our debt with East West Bank, our growth was limited because of our inability to borrow under our line of credit with East West Bank to meet working capital requirements during our peak demand periods during the winter months. Our ability to grow and sustain our business in the future will depend upon our ability to be able to regularly borrow under our Receivables Financing (as defined in Note 5 - Debt to the consolidated financial statements included in Item 8 of this Annual Report). There is no assurance that we will be able to make future borrowings under lines of credit, including our Receivables Financing, in order to fund our operations during peak demand periods. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected.

We continue to have significant debt obligations.

Although we were able to refinance our debt with East West Bank, we still have significant debt obligations under the 2022 Financing Facilities. Despite significantly reducing our debt, we still have monthly payments to lenders of a minimum of $168,000.

Our ability to pay interest and principal on the Utica Facility (as defined in Note 5 - Debt to the consolidated financial statements included in Item 8 of this Annual Report), and to satisfy our other obligations, will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by weather and customers' drilling activity. We cannot reasonably guarantee that our business will generate sufficient cash flows from operations, or that future capital will be available to us, in an amount sufficient to fund our future liquidity needs. In the absence of adequate cash from operations and/or other available capital resources we could face substantial liquidity constraints. To the extent that we could not repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations which would adversely affect our ability to continue as a going concern. We cannot reasonably guarantee that we will be able to raise sufficient capital through debt or equity financings on terms acceptable to us, or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.

We are currently in a very difficult operating environment and our business, results of operations and financial condition may be affected by general economic conditions and factors beyond our control.

We face a very difficult operating environment with exploration and production companies exerting significant pressure on us to reduce our prices for the services we provide. Reduced activity and operating margins could force us to curtail operations in some or all our locations which would materially and adversely affect our revenues and our ability to continue as a going concern.

General economic conditions, weather, oil and natural gas prices and financial, business and other factors may also affect our operations and our future performance. We experienced a heavy downturn in demand for our services in early 2020 that continued into 2021. Many of these factors are beyond our control. If we do not have sufficient funds on hand to pay our debt when due, we may be required to seek a waiver or amendment from our lender, refinance our indebtedness, incur additional indebtedness, sell assets or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Operations Related Risks

While our growth strategy includes seeking acquisitions of other oilfield services companies, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

We anticipate that a component of our growth strategy may be to make strategically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected service markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our common stock.

In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition also depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While we intend to commit significant resources to ensure that we conduct comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful in integrating these businesses. In particular, it may be important that we are able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of any acquired business.

Our business is substantially impacted by seasonal weather conditions.

Our operations, particularly our frac heating and hot oiling services, are impacted by weather conditions and temperatures. Unseasonably warm weather during winter months reduces demand for our frac heating services and results in higher operating costs, as a percentage of revenue, due to the need to retain equipment operators during these low demand periods. Management makes concerted efforts to reduce costs during these low demand periods by utilizing operators in other business segments, reducing hours, and in some instances, utilizing seasonal layoffs.

Further, during the winter months, our customers may delay operations or we may not be able to operate or move our equipment between locations during periods of heavy snow, ice or rain, and during the spring some areas impose transportation restrictions due to muddy conditions caused by spring thaws.

We may be unable to implement price increases.

We periodically seek to increase the prices of our services to offset rising costs and to generate increased revenues. We operate in a very competitive industry and, as a result, we are not always successful in raising or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new equipment may enter the market, which would also put pressure on the pricing of our services. Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase the prices of our services in order to offset rising costs could have a material adverse effect on our business, financial position and results of operations. We anticipate pricing pressure impacting our other service lines to the extent that oil and gas prices drop.

We operate in a capital-intensive industry and may not be able to finance future growth of our operations or future acquisitions.

Our business activities require substantial capital expenditures. If our cash flows from operating activities and borrowings under our existing Credit Facility are not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or to fund these expenditures through new debt or equity issuances.

Our ability to raise new debt or equity capital, or to refinance or restructure our debt, at any given time depends on, among other things, the condition of the capital markets and our financial condition at such time. Also, the terms of existing or future debt or equity instruments could further restrict our business operations. The inability to finance future growth could materially and adversely affect our business, financial condition and results of operations.

Increased labor costs or the unavailability of skilled workers could adversely affect our operations.

Companies in our industry, including us, are dependent upon the available labor pool of skilled workers. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain skilled personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future, or we may not be able to reduce wages when demand and pricing falls, and such changes could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which suffered significant price volatility in 2020 and 2021, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ ability and willingness to make operating and capital expenditures to explore, develop and produce crude oil and natural gas in the United States. Customers’ expectations for future crude oil and natural gas prices, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment. Although there has been a recent uptick in demand for our services, major declines in oil and natural gas prices in 2020 and 2021 have resulted in substantial declines in capital spending and drilling programs across the industry. Any declines in oil and natural gas prices may result in many exploration and production companies substantially reducing drilling and completions programs and have required service providers to make pricing concessions.

Industry conditions and specifically the market price for crude oil and natural gas are influenced by numerous domestic and global factors, such as the war in Ukraine and other potential global conflicts over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions that are affected by several factors beyond our control, weather conditions, political instability in oil and natural gas producing countries, and perceived economic conditions. The volatility of the oil and natural gas industry, and the consequent impact on commodity prices as well as exploration and production activity, could adversely impact the level of drilling and activity by many of our customers. Where declining prices lead to reduced exploration and development activities in our market areas, the reduction in exploration and development activities over a sustained period will have a negative long-term impact on our business. Several month periods of low oil and natural gas prices typically result in increased pressure from our customers to make additional pricing concessions and impact our borrowing arrangements with our principal bank. There can be no assurance that the prices we charge to our customers will return to former levels experienced.

There also has been significant political pressure for the United States economy to reduce its dependence on crude oil and natural gas due to the impacts on climate change. Furthermore, there have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of our service areas. For example, the Colorado legislature enacted a bill that could significantly restrict oil and gas drilling in Colorado, thereby negatively affecting our revenues. These activities may make oil and gas investment and production less attractive.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices and access to capital also drive demand for production maintenance and completion services. Oil and gas prices, as well as demand for our services, also depend upon other factors that are beyond our control, including, but not limited to, the following:

●	Supply and demand for crude oil and natural gas;
●	Political pressures against crude oil and natural gas exploration and production;
●	Cost of exploring for, producing, and delivering oil and natural gas;
●	Expectations regarding future energy prices;
●	Advancements in exploration and development technology;
●	Adoption or repeal of laws regulating oil and gas production in the United States;
●	Imposition or lifting of economic sanctions against foreign companies;
●	Weather conditions, natural disasters and pandemics, including COVID-19;
●	Rate of discovery of new oil and natural gas reserves;
●	Tax policy regarding the oil and gas industry;
●	Development and use of alternative energy sources; and
●	The ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

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

Our success depends on key members of our management, and the loss of any executive or key personnel could disrupt our business operations.

We depend, to a large extent, on the services of certain of our key managers and executive officers, including our Chief Executive Officer and Chief Financial Officer. The departure or loss of one or more of the Company's key managers or executive officers could materially disrupt our operations. Similarly, the inability to attract and retain new managers or executives to complement and enhance our management team could negatively impact our Company.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our top five customers accounted for approximately 40% and 39% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The loss of any one of these customers, or a sustained decrease in demand by any of such customers, could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

While we believe our equipment could be redeployed in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed. We believe that the market for our services is sufficiently diversified such that it is not dependent on any single customer or a few major customers.

Our business and operations may continue to be, adversely affected by the ongoing COVID-19 pandemic and other similar outbreaks.

Our business and operations have been, and are likely to continue to be, adversely affected by the global coronavirus (COVID-19) pandemic. While there has been improvement as of late, new variants of COVID-19 could cause states and cities to impose future travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations in order to control the spread of such new variants. These measures have, among other matters, negatively impacted consumer and business spending and, as a result, have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the prices received for oil and natural gas and materially and adversely affected the demand for and marketability of our services. Our subcontractors, customers and suppliers, have also and may continue to experience delays or disruptions and temporary suspensions of operations. The pandemic, in addition to other global factors such as the war in Ukraine, may continue to negatively impact oil and gas prices, create economic uncertainty and financial market volatility, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services. Ultimately, the extent of the impact of the COVID-19 pandemic on our future operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic caused by new variants, the level of success of global vaccination efforts, governmental and private sector responses to the pandemic and the impact of such responses on us, and the impact of the pandemic on oil and gas prices and on our employees, customers, suppliers, operations and sales, all which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the United States or other major economies, and as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in this Annual Report.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, global conflicts, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, including increases in interest rates, the United States mortgage market have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown and a recession. Concerns about global economic growth and global conflicts have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil, natural gas and natural gas liquids, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Environmental compliance costs and liabilities could reduce our earnings and cash available for operations.

We are subject to increasingly stringent laws and regulations relating to environmental protection and the importation and use of hazardous materials, including laws and regulations governing air emissions, water discharges and waste management. Government authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. We incur, and expect to continue to incur, capital and operating costs to comply with environmental laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to implement. These laws may provide for "strict liability" for damages to natural resources or threats to public health and safety. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.

We use hazardous substances and transport hazardous wastes in our operations. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination, or the imposition of new or increased requirements could require us to incur costs and penalties or become the basis of new or increased liabilities that could reduce the Company's earnings and cash available for operations. We believe we are currently in compliance with environmental laws and regulations.

Intense competition within the well services industry may adversely affect our ability to market our services.

The well services industry is intensely competitive. It includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than us. Our larger competitors have greater resources that allow those competitors to compete more effectively than us. Our small competitors may be able to react to market conditions more quickly. Further, the amount of equipment available may exceed demand at some point in time, which could result in active price competition.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2021 and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our consolidated financial statements. If we fail to remedy our material weaknesses, or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified deficiencies related to the following: (i) our application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) our eligibility to receive certain Employee Retention Credits through the CARES Act of 2020; and (iii) our accounting for income taxes in connection with a change in control that occurred during the first quarter of 2021. In light of these deficiencies, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and accounting for income taxes, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications.

While we are  implementing measures to remediate the material weakness, we cannot make assurances that such measures will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, fires and oil spills. These conditions can cause:

●	Personal injury or loss of life;
●	Damage to or destruction of property, equipment and the environment; and
●	Suspension of operations by our customers.

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

The Company is currently named as a defendant in a personal injury matter in Texas (see Litigation). The plaintiff in that matter has amended their complaint to indicate that the Company was “grossly negligent” and are claiming amounts in excess of our coverage limitations. We have received a reservation of rights letter from our insurance company indicating that that they are reserving their rights to provide us coverage if we are determined to be grossly negligent. Based upon the advice of litigation counsel in the matter, the Company does not believe that it is grossly negligent. However, this conclusion is subject to the inherent uncertainties affecting the outcome of litigation, including additional facts that can come to light and the unpredictability of decisions reached by a trier of fact.

We maintain insurance coverage that we believe to be customary in the industry against these hazards. In addition, in June 2015, we became self-insured under our Employee Group Medical Plan for the first $50,000 per individual participant. This self-insured plan terminated on December 31, 2020, and our remaining liability for any for all claims under the Employee Group Medical Plan that arose prior to that date expired on December 31, 2021. Additionally, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses to us. In addition, we may not be able to maintain adequate insurance in the future at reasonable rates. Insurance may not be available to cover any or all the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

Compliance with climate change legislation or initiatives could negatively impact our business.

The United States Congress has considered legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or may be in the process of implementing, similar legislation. Additionally, the United States Supreme Court has held in its decisions that carbon dioxide can be regulated as an "air pollutant" under the Clean Air Act, which could result in future regulations even if the United States Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations. These expenditures could have a material adverse impact on our financial condition, results of operations, or cash flows.

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

Our ability to use our net operating loss carryforwards is subject to limitation and may result in increased future tax liability.

The Company has United States federal and state net operating loss carryforwards ("NOLs"), each of which were approximately $35.5 million as of December 31, 2021. During the first quarter of 2021, we experienced a "change in control" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and as a result the realizability of the Company's deferred tax assets became limited. Sections 382 and 383 of the Code contain rules that limit the ability of a corporation that undergoes a change in control to utilize its NOLs and certain built-in losses recognized in years after the change in control. A change in control is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of the corporation or arising from a new issuance of stock by the corporation. If a change in control occurs, Section 382 generally imposes an annual limitation on the use of pre-change in control NOLs, credits and certain other tax attributes to offset taxable income earned after the change in control. The annual limitation is equal to the product of the applicable long-term tax-exempt rate and the value of the corporation’s stock immediately before the change in control. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains for the year. In addition, Section 383 generally limits the amount of tax liability in any post-change in control year that can be reduced by pre-change in control tax credit carryforwards. Limitations on the use of NOLs and other tax attributes could also increase our state tax liabilities. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income, if any, with NOLs before such NOLs expire. Accordingly, these limitations may increase our federal and state income tax liabilities.

Improvements in, or new discoveries of, alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

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

Alternatives to petroleum-based products and production methods are continually under development. For example, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean-burning gaseous fuels that may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns which, if successful, could lower the demand for oil and gas. If these non-petroleum-based products and oil alternatives continue to expand and gain broad acceptance such that the overall demand for oil and gas is decreased, it could have an adverse effect on our operations and the value of our assets.

Risks Related to Our Common Stock

We have no plans to pay dividends on our common stock for the foreseeable future. Stockholders may not receive funds without selling their shares.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to pay down debt and finance the expansion of our business. Our future dividend policy is within the discretion of our Board of Directors ("Board") and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. Accordingly, realization of a gain on a shareholder’s investment will depend on the appreciation of the price of our common stock.

Our Board of Directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect holders of our common stock.

Under our certificate of incorporation, our Board is authorized to issue up to 10,000,000 shares of preferred stock, of which none are issued and outstanding as of the date of this Annual Report. Also, our Board, without stockholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If our Board causes shares of preferred stock to be issued, the rights of the holders of our common stock would likely be subordinate to those of preferred holders and therefore could be adversely affected. Our Board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock. Preferred shares issued by our Board could include voting rights or super voting rights, which could shift the ability to control the Company to the holders of the preferred stock. Preferred stock could also have conversion rights into shares of our common stock at a discount to the market price of our common stock, which could negatively affect the market for our common stock. In addition, preferred stock would have preference in the event of liquidation of the corporation, which means that the holders of preferred stock would be entitled to receive the net assets of the corporation distributed in liquidation before the holders of our common stock receive any distribution of the liquidated assets.

The price of our common stock may be volatile regardless of our operating performance and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock may be volatile, and you may not be able to resell your shares at or above the price at which you paid for such shares. Our stock price volatility can be in response to a number of factors, including those listed in this section and elsewhere in this Annual Report. As a company in the oil services sector, there can be significant trading volume and volatility in our common stock that may be unrelated to our operating performance and more related to fluctuations and trading in oil-related public companies as a whole. Many of these volatility factors are beyond our control. Other factors that may affect the market price of our common stock include:

●	Actual or anticipated fluctuations in our quarterly results of operations;
●	Liquidity;
●	Sales of our common stock by our stockholders;
●	Flutctuations and higher trading volume related to being in the oil services sector;
●	Changes in oil and natural gas prices;
●	Changes in our cash flow from operations or earnings estimates;
●	Publication of research reports about us or the oil and natural gas exploration, production and service industry, generally;
●	Competition from other oil and gas service companies and for, among other things, capital and skilled personnel;
●	Increases in market interest rates which may increase our cost of capital;
●	Changes in applicable laws or regulations, court rulings, and enforcement and legal actions;
●	Changes in market valuations of similar companies;
●	Adverse market reaction to any indebtedness we may incur in the future;
●	Additions or departures of key management personnel;
●	Actions by our stockholders;
●	Commencement of or involvement in litigation;
●	News reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry;
●	Speculation in the press or investment community regarding our business;
●	Political conditions in oil and natural gas producing regions;
●	General market and economic conditions; and
●	Domestic and international economic, legal, and regulatory factors unrelated to our performance.

In addition, the United States securities markets have experienced significant price and volume fluctuations over the past several years. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using our common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

Our existing shareholders would experience dilution if we elect to raise equity capital to meet our liquidity needs or finance a strategic transaction.

As part of our strategy, we may desire to raise capital and/or utilize our common stock to effect strategic business transactions. Either such action will likely require that we issue equity (or debt) securities which would result in dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future capital-raising activities or business transactions, we cannot offer any assurance that we will be able to do so. If we are successful in raising additional working capital, we may have to issue additional shares of our common stock at prices at a discount from the then-current market price of our common stock.

Our executive chairman and CEO beneficially owns a significant amount of our outstanding common stock and has substantial control over us.

As of June 5, 2022, Richard Murphy, our Executive Chairman and CEO, and his affiliated entity Cross River, beneficially own in the aggregate approximately 17.99% of our common stock. As a result, if acting together, they will be able to exercise significant influence over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or assets.  They may also have interests that differ from yours and may vote in a way with which you disagree, which may be adverse to your interests.  This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

The liquidity and market price of our common stock may decline significantly if we are unable to maintain our NYSE American listing.

Our common stock is currently listed on the NYSE American. The NYSE American will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our common stock.

On April 18, 2022 we received notice from the NYSE American that we are not in compliance with the NYSE American’s continued listing standards as set forth in Section 1007 of the NYSE American Company Guide (the “Company Guide”) because we failed to timely file (the “Filing Delinquency”) our Annual Report on Form 10-K for the year ended December 31, 2021.

During the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the NYSE American will monitor our company and the status of the delinquent 10-K and any subsequent delayed filings until the Filing Delinquency is cured. If we fail to cure the Filing Delinquency within the Initial Cure Period, the NYSE American may, in its sole discretion, allow our securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on specific circumstances. If the NYSE American determines an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set forth in the Company Guide. If the NYSE American determines that an Additional Cure Period of up to six months is appropriate and we fail to file our delinquent 10-K and any subsequent delayed filings by the end of that cure period, suspension and delisting procedures will generally commence.

We have filed the delinquent 10-K with the SEC as of the date of this filing within the Initial Cure Period.

In the past we have not been in compliance with NYSE American’s continued listing standards relating to minimum stock price and minimum stockholders’ equity. While we have cured such prior non-compliance, as discussed above, we are currently not in compliance with the NYSE American’s continued listing rules. There is no assurance we will be able to comply or regain compliance with the NYSE American continued listing standards.

If we are unable to retain compliance with the NYSE American criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

If our common stock is delisted, our common stock may be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

Provisions in our charter documents could prevent or delay a change in control or a takeover.

Provisions in our bylaws provide certain requirements for the nomination of directors which preclude a stockholder from nominating a candidate to stand for election at any annual meeting. As described in Section 2.12 of the Company’s bylaws, nominations must be presented to the Company well in advance of a scheduled annual meeting and the notification must include specific information as set forth in that section. The Company believes that such a provision provides reasonable notice of the nominees to the Board, but it may preclude stockholder nomination at a meeting where the stockholder is not familiar with nomination procedures and, therefore, may prevent or delay a change of control or takeover.

Although the Delaware General Corporation Law includes §112 which provides that bylaws of Delaware corporations may require the corporation to include in its proxy materials one or more nominees submitted by stockholders in addition to individuals nominated by the Board, the bylaws of the Company do not so provide. As a result, if any stockholder desires to nominate persons for election to the Board, the proponent will have to incur all the costs normally associated with a proxy contest.

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

Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The SEC has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of our books and records. In addition to regulation by the SEC, we are subject to the NYSE American rules. The NYSE American rules contain requirements with respect to corporate governance, communications with shareholders, and various other matters. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot make assurances that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage as compared with privately held and larger public competitors.

Our operations are subject to cybersecurity attacks that could have a material adverse effect on our business, results of operations and financial condition.

Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with customers and suppliers. Digital technologies are subject to the risk of cybersecurity attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with customers, suppliers, employees and other third parties, and may result in claims against us. These risks could have a material adverse impact on our business, results of operations and financial condition.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2021. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres
Tioga, ND(2) ● Shop ● Land	4,000 sq. ft. 6 acres

    (1)          Property is collateral for mortgage debt obligation.

    (2)          Location not currently used in operations.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Longmont, CO ● Shop and offices ● Land	18,400 sq. ft. 5 acres	$26,833	June 2026
Longview, TX(3) ● Shop ● Land	5,500 sq. ft. 1.8 acres	$2,500	April 2025
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$7,500	June 2023
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,000	June 2024
Bryan, TX(4) ● Shop ● Land	6,000 sq. ft. 1.6 acres	$5,345	August 2022
Carrizo Springs, TX ● Land	2.6 acres	$2,800	September 2022
Denver, CO(5) ● Corporate offices	7,352 sq. ft.	$18,074	June 2022
Denver, CO(6) ● Corporate offices	4,021 sq. ft.	$8,377	April 2024

(3)	Company paid $2,500 per month in rent throughout 2021. As a result of the three year extension of this lease, base rent was increased to $5,000 per month effective May 1, 2022.
(4)	Company received $5,500 in monthly minimum rent under a sublease agreement for this leased property throughout 2021. This sublease agreement ceased as of December 31, 2021. Lease was terminated effective May 31, 2022 on mutually agreed upon terms.
(5)	Company is receiving approximately $10,900 in monthly minimum rent under a sublease agreement for this leased property.
(6)	Company is receiving approximately $10,600 in monthly minimum rent under a sublease agreement for this leased property.
Note - All current leases have renewal clauses.

ITEM 3. LEGAL PROCEEDINGS

On November 8, 2021, Amanda Mordica, a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by Ms. Mordica on November 19, 2019. Ms. Mordica’s claim is in excess of $1.0 million. The Company has tendered this litigation to its insurer who has preliminarily indicated that they have accepted coverage. While the Company’s insurer has reserved its rights in cases of gross negligence, the Company, based upon the advice of litigation counsel, does not believe that it was grossly negligent in this matter.

On November 22, 2021, the Company’s insurance company and Ms. Mordica held a mediation in which the Company participated, which did not result in a settlement. Based on an initial offer by the insurer to Ms. Mordica, as of December 31, 2021, the Company has recorded an accrued liability of $400,000 and a corresponding current receivable in the same amount to reflect insurance coverage. Ms. Mordica has sought an amount up to approximately $10.7 million. The ultimate resolution of the matter could result in a liability over the amount accrued, for which the Company believes insurance coverage is probable. As such, the Company does not believe that this litigation will have a material adverse impact on the Company. However, this conclusion is subject to the inherent uncertainties affecting the outcome of litigation if it occurs.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol "ENSV." The table below sets forth the high and low daily closing sales prices of the Company’s common stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2021 and 2020, respectively:

	2021		2020
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$2.99	$1.70	$3.53	$1.32
Second Quarter	1.82	1.18	4.20	1.58
Third Quarter	1.65	1.05	3.28	1.79
Fourth Quarter	1.69	0.85	2.90	1.82

The closing sales price of the Company’s common stock as reported on June 6, 2022, was $2.34 per share.

Holders

As of June 5, 2022, there were 356 holders of record of Company Common Stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by the Company’s Board. The Company did not declare or pay dividends during the years ended December 31, 2021 or 2020, and has no plans at present to declare or pay any dividends.

Decisions concerning dividend payments in the future will depend on income and cash requirements. However, in its agreements with East West Bank, our principal lender as of December 31, 2021, the Company represented that it would not pay any cash dividends on its common stock until its obligations to East West Bank are satisfied. There are no such restrictions concerning the payment of dividends in our 2022 Financing Facilities (as defined below). Furthermore, to the extent the Company has any earnings, it will likely retain earnings to pay down debt or expand corporate operations and not use such earnings to pay dividends.

Recent Sales of Unregistered Securities

Information regarding sales of unregistered securities during the periods covered hereby have been included in previous reports on Form 8-K and Form 10-Q.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2021 and 2020, and our financial condition, liquidity and capital resources as of December 31, 2021 and 2020.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report, which contain further detailed information, as well as the section of this Annual Report titled "Risk Factors" which includes a cautionary note regarding forward looking statements.

OVERVIEW

The Company, through its wholly owned subsidiary Heat Waves Hot Oil Service LLC ("Heat Waves"), provides various services to the domestic onshore oil and natural gas industry through two segments: 1) Production Services, which include hot oiling and acidizing; and 2) Completion and Other Services, which includes frac water heating and other services. The Company owns and operates a fleet of approximately 318 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the year ended December 31, 2021 decreased by $346,000, or 2%, from the comparable period last year. This slight decrease was due primarily to the continued broader impacts of the COVID-19 pandemic and the inclusion of normal activity during the first quarter of 2020 that occurred prior to the pandemic and OPEC+ events. Excluding the first quarters of each of the years ended December 31, 2020 and 2021, revenues were up approximately $3.9 million, or 62%.

Segment loss for the year ended December 31, 2021 increased by $474,000, or 31%, from the comparable period last year primarily due to the reasons noted above. Selling, general and administrative expenses decreased by $817,000, or 16%, from the comparable period last year due primarily to a decrease in our professional services, personnel costs, and stock-based compensation from the severance awarded to our former CEO in the second quarter of 2020, partially offset by an increase in our bad debt expense. Interest expense for the year ended December 31, 2021 decreased by approximately $1.6 million, or 97%, from the comparable period last year due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Other income for the year ended December 31, 2021 was approximately $3.6 million compared to approximately $10.3 million for the year ended December 31, 2020. This decrease of approximately $6.7 million, or 59%, was primarily due to the non-recurrence of the $11.9 million gain on the restructuring of the Credit Facility in the third quarter of 2020, partially offset by the $2.0 million gain on forgiveness of the PPP Loan, a reduction in interest expense of approximately $1.6 million, and $1.8 million in Employee Retention Credits recorded during the year ended December 31, 2021.

Net loss for the year ended December 31, 2021 was approximately $8.1 million, or $0.74 per share, compared to a net loss of approximately $2.5 million, or $0.60 per share, for the year ended December 31, 2020. This increase of approximately $5.6 million, or 220%, was primarily due to the reasons mentioned above for Other income, partially offset by a $1.3 million year-over-year improvement in our loss from operations.

Adjusted EBITDA for the year ended December 31, 2021 was a loss of approximately $6.1 million compared to a loss of approximately $5.7 million for the year ended December 31, 2020. Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure in net income (loss) see "Adjusted EBITDA*" below.

Industry Overview

During 2021, West Texas Intermediate ("WTI") crude oil prices averaged approximately $68.17 per barrel, versus an average of approximately $39.68 per barrel in 2020. The United States rig count increased to 586 rigs in operation as of December 31, 2021, compared to 351 rigs in operation at the same time a year ago. Throughout 2021, we have continued to grow our customer base and allocate resources to the most active basins to further capitalize on the recovering industry environment. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

The United States operational rig count declined precipitously in the second quarter of 2020 and bottomed out at 244 in the fall of 2020, then increased to 351 as of December 31, 2020 and continued to show slow signs of recovery before ramping up to 586 as of December 31, 2021. This translated into increased industry drilling and completion activity for the year ended December 31, 2021 compared to 2020. Average North American rig count increased by 10% from 433 rigs in operation during the year ended December 31, 2020 to 478 average rigs in operation during the year ended December 31, 2021. The decline in industry activity also put severe downward pressure on service pricing during 2020 and 2021; however, the recent uplift in activity is beginning to allow increases in service pricing and improved margins.

Beginning in early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC+, particularly Saudi Arabia. While many of these concerns for 2020 materialized and, as a result, our customers reduced activity during this period of commodity price weakness and oil supply surplus, much of this weakness and downturn has alleviated throughout the course of 2021. While demand for our services has not yet returned to pre-pandemic levels, we expect demand to continue to increase gradually as our customers continue to ramp up production with their wells and the impacts of the pandemic continue to lessen.

Segment Overview

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

Segment Results

The following tables set forth revenues from operations and segment losses for our operating segments for the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Revenues:
Production services	$9,012	$7,714
Completion and other services	6,325	7,969
Total revenues	$15,337	$15,683

	For the Year Ended December 31,
	2021	2020
Segment loss:
Production services	$(722)	$(696)
Completion and other services	(1,280)	(832)
Total segment loss	$(2,002)	$(1,528)

Production Services

Production Services segment revenues, which accounted for 59% of total revenues for the year ended December 31, 2021, increased by approximately $1.3 million, or 17%, to $9.0 million for the year ended December 31, 2021. This increase was primarily attributable to increased hot oiling activity in our Central USA Region, led by the Company's expansion of operations into East Texas late in the second quarter of 2021. This was partially offset by decreased hot oiling activity in our Rocky Mountain Region due to decreased demand.

Hot oiling revenues increased by approximately $1.2 million, or 16%, to $8.4 million for the year ended December 31, 2021. This increase was attributable to the reasons discussed above for Production Services segment revenues.

Acidizing revenues increased by $123,000, or 28%, to $567,000 for the year ended December 31, 2021. This increase was primarily attributable to increased activity levels and continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Production Services segment loss increased by $26,000, or 4%, to a segment loss of $722,000 for the year ended December 31, 2021.

Completion and Other Services

Completion and Other Services segment revenues, which accounted for 41% of total revenues for the year ended December 31, 2021, decreased by approximately $1.6 million, or 21%, to $6.3 million for the year ended December 31, 2021. This decrease was primarily attributable to the significant decrease in segment revenues for the first quarter of 2021 compared to the first quarter of 2020, partially offset by the period-over-period increases we realized in each of the second, third and fourth quarters of this year due to increases in both crude oil prices and active rig counts during each of those quarters in 2021 compared to the same quarters in 2020.

Completion and Other Services segment loss increased by $448,000, or 54%, for the year ended December 31, 2021. This increased loss was attributable to the reasons discussed above for Completion and Other Services segment revenues.

Geographic Areas

The Company operates in three geographically diverse regions of the United States. The following table sets forth revenues from operations for the Company’s three geographic regions during the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
BY GEOGRAPHY:

Production Services:
Rocky Mountain Region(1)	$2,213	$2,689
Central USA Region(2)	6,158	4,552
Eastern USA Region(3)	641	473
Total Production Services	9,012	7,714

Completion and Other Services:
Rocky Mountain Region(1)	4,521	6,601
Central USA Region(2)	128	108
Eastern USA Region(3)	1,676	1,260
Total Completion and Other Services	6,325	7,969

Total revenues	$15,337	$15,683

(1)

Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Eagle Ford Shale in southern Texas and the East Texas Oilfield beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenues in the Rocky Mountain Region decreased by $476,000, or 18%, for the year ended December 31, 2021 when compared to 2020, primarily due to less acidizing and hot oiling activity in the DJ and Bakken Basins during the first quarter of 2021. Completion and Other Services segment revenues in the Rocky Mountain Region decreased by approximately $2.1 million, or 32%, for the year ended December 31, 2021 when compared to 2020, primarily due to less completion activity in the DJ and Bakken Basins in the first quarter of 2021.

Production Services segment revenues in the Central USA Region increased by approximately $1.6 million, or 35%, for the year ended December 31, 2021 when compared to 2020, primarily due to increased hot oiling activity in the Eagle Ford Shale in the second, third and fourth quarters of 2021 as well as the expansion into East Texas in the second quarter of 2021. Completion and Other Services segment revenues in the Central USA Region increased by $20,000, or 19%, for the year ended December 31, 2021 when compared to 2020, primarily due to increased completion activity in the Eagle Ford Shale in the fourth quarter of 2021, partially offset by less completion activity in the Anadarko Basin due to the closure of our facility there.

Production Services segment revenues in the Eastern USA Region increased by $168,000, or 36%, for the year ended December 31, 2021 when compared to 2020, primarily due to increased hot oiling activity in the Marcellus and Utica Basins. Completion and Other Services segment revenues in the Eastern USA Region increased by $416,000, or 33%, for the year ended December 31, 2021 when compared to 2020, primarily resulting from increased completion activity in the Marcellus and Utica Basins.

Historical Seasonality of Revenues

Due to the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year constitute our "heating season" and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings change outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues that should be expected throughout the remainder of that fiscal year.

As an indication of this quarter-to-quarter seasonality, the Company generated revenues of approximately $9.2 million, or 60% of its 2021 revenues, during the first and fourth quarters of 2021 compared to approximately $6.1 million, or 40% of 2021 revenues, during the second and third quarters of 2021. Due to above average temperatures in the fourth quarter of 2021 in many of the regions the Company operates in, there was a delayed start to the heating season for 2021. As a result, this seasonality was not as exacerbated in 2021 as it has been in previous years, but full year financial results were adversely impacted without the inclusion of traditional early winter activity. For example, in 2020, the Company generated revenues of approximately $11.8 million, or 75% of its 2020 revenues, during the first and fourth quarters of 2020 compared to approximately $3.9 million, or 25% of 2020 revenues, during the second and third quarters of 2020.

Direct Operating Expenses

Direct operating expenses for our operating segments, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, short-term rental costs and site overhead costs, were comparable for the years ended December 31, 2021 and 2020.

Sales, General and Administrative Expenses

Sales, general and administrative expenses decreased by $817,000, or 16%, from the comparable period last year due primarily to a decrease in our professional services, personnel costs, and stock-based compensation from the severance awarded to our former CEO in the second quarter of 2020, partially offset by an increase in our bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense were comparable for the years ended December 31, 2021 and 2020.

Severance and Transition Costs

During the year ended December 31, 2021, the Company recognized $7,000 in severance and transitions costs. During the year ended December 31, 2020, the Company recognized severance and transition costs of $145,000, primarily related to the departure of personnel including its former Chief Executive Officer. The Company also recorded $301,000 in stock compensation expense during the second quarter of 2020 in connection with the separation agreement with our former Chief Executive Officer, which is included in sales, general and administrative expenses.

Loss from Operations

For the year ended December 31, 2021, the Company recognized a loss from operations of approximately $11.4 million compared to a loss from operations of approximately $12.7 million for the year ended December 31, 2020. The decreased loss of approximately $1.3 million was primarily due to year-over-year reductions in our sales, general and administrative expenses and impairment loss.

Interest Expense

Interest expense decreased by approximately $1.6 million, or 97%, year-over-year. This decrease was due to the cessation of recording interest expense after the troubled debt restructuring of our Credit Facility during the third quarter of 2020.

Discontinued Operations

Loss from discontinued operations for the year ended December 31, 2021 was $8,000, compared to a loss from discontinued operations for the year ended December 31, 2020 of $107,000, which represents a 93% year-over-year improvement. Loss from discontinued operations for the year ended December 31, 2020 includes a gain on disposal of equipment of $71,000.

Income Taxes

During the first quarter of 2021 the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of Company Common Stock. As a result of this change in control, and in accordance with Internal Revenue Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of December 31, 2021, $273,000 of deferred tax liabilities could no longer be used as a source of income to recognize the benefits of deferred tax assets and, as such, required the recording of additional valuation allowance of $273,000 through deferred income tax expense for the year ended December 31, 2021. The Company recorded approximately $12,000 of income tax expense for the year ended December 31, 2020.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net loss to Adjusted EBITDA for years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Net loss	$(8,052)	$(2,509)
Add back:
Interest expense (including discontinued operations)	57	1,698
Income tax expense	273	12
Depreciation and amortization (including discontinued operations)	5,222	5,308
EBITDA*	(2,500)	4,509
Add back (deduct):
Stock-based compensation	130	392
Severance and transition costs	7	145
Impairment loss	128	733
(Gain) loss on sale and disposal of equipment (including discontinued operations)	(124)	115
Gain on debt restructuring	-	(11,916)
Adler consolidation	-	55
Other (income) expense	(3,699)	246
EBITDA related to discontinued operations	1	11
Adjusted EBITDA	$(6,057)	$(5,710)

*   See below for discussion of the use of non-GAAP financial measurements.

Use of Non-GAAP Financial Measures

Non-GAAP results are presented only as a supplement to the financial statements and for use within management’s discussion and analysis based on accounting principles generally accepted in the United States ("GAAP"). The non-GAAP financial information is provided to enhance the reader's understanding of the Company’s financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures are provided herein.

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

All the items included in the reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gains or losses on sales of assets, acquisition-related expenses, patent litigation and defense costs, severance and transition costs, impairment loss, one-time software expenses, the expenses to consolidate former Adler facilities, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA loss increased by $346,000, or 6%, to a loss of approximately $6.1 million for the year ended December 31, 2021 compared to an Adjusted EBITDA loss of approximately $5.7 million for the year ended December 31, 2020. This increased loss was primarily due to a year-over-year decrease in our gross margin. The large increase in other (income) expense of $3.9 million is primarily attributable to the $2.0 million gain on forgiveness of the PPP Loan and $1.8 million in Employee Retention Credits recorded during the year ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our statements of cash flows for the years ended December 31, 2021 and 2020 and, combined with the working capital table and discussion below, is important for understanding our liquidity (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(4,774)	$(4,443)
Net cash (used in ) provided by investing activities	(200)	1,027
Net cash provided by financing activities	3,656	4,220
Net (decrease) increase in cash and cash equivalents	(1,318)	804

Cash and cash equivalents, beginning of period	1,467	663

Cash and cash equivalents, end of period	$149	$1,467

The following table sets forth a summary of certain aspects of our balance sheet as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Current assets	$5,593	$4,880
Total assets	25,148	30,183
Current liabilities	12,532	4,574
Total liabilities	19,806	27,628
Working capital (current assets net of current liabilities)	(6,939)	306
Stockholders’ equity	5,342	2,555

Overview

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its existing credit facility with the East West Bank, which had an outstanding principal balance of $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, and in full satisfaction of the Company’s obligations under the East West Bank credit facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million.

As part of the Refinancing, on March 24, 2022, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6,225,000. Under the Utica Facility, the Company is required to make 51 monthly payments of $168,075 each. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500, based on a debt coverage criteria. The Utica Facility is secured by all the Company’s equipment and proceeds from the sale of such equipment. The Company also has the option, after 12 months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

In addition, as part of the Refinancing, on March 24, 2022, Heat Waves entered into an Invoice Purchase Agreement (the “Receivables Financing” and together with the Utica Facility, the “2022 Financing Facilities”) with LSQ Funding Group, LLC (“LSQ”) pursuant to which LSQ will provide receivables factoring to Heat Waves. Under the Receivables Financing, LSQ will advance up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ will receive fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially has an 18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company pursuant to an unsecured Entity Guaranty.

The Utica Facility and the Receivables Financing are subject to an Intercreditor Agreement dated on or about March 24, 2022 by and among Utica, LSQ, Heat Waves, and the Company (the “Intercreditor Agreement”).

Also, as part of the Refinancing, on March 22, 2022, the Company issued a $1.2 million Convertible Subordinated Note (the “Note”) to Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The Note has a six-year term and accrues interest at seven percent per annum. The Company is required to make quarterly interest-only payments under the Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

We have relied on cash flows from operations to satisfy our liquidity needs. Although we had a $1.0 million line of credit under our previous Credit Facility with East West Bank, we were unable to borrow under such line of credit which impacted our ability to fund operations during our busy heating season during the fourth quarter of 2021 and the first quarter of 2022. We believe that our ability to utilize the Receivables Financing will have a positive impact on our liquidity availability, especially during the busier heating season. Our capital requirements for 2022 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of December 31, 2021, our available liquidity was approximately $1.1 million, comprised of $149,000 of cash and cash equivalents and $1.0 million of availability on the line of credit under our 2017 Credit Facility. We utilize the line of credit under our 2017 Credit Facility to fund working capital requirements and investments and, during the year ended December 31, 2021, we made net line of credit repayments of $701,000.

Working Capital

As of December 31, 2021, we had a working capital deficit of approximately $6.9 million, compared to working capital of $306,000 as of December 31, 2020. This $7.2 million decrease in working capital was primarily attributable to the ASC 470 compliant amount of our indebtedness under the amended 2017 Credit Agreement being classified as current as of December 31, 2021 due to the maturity date of October 15, 2022. See Note 5 - Debt for further discussion of the 2017 Credit Facility and the 2022 Financing Facilities.

Deferred Tax Liabiliy, net

As of December 31, 2021, the Company had a valuation allowance of approximately $7.6 million which reduced its net deferred tax liabilities to approximately $273,000.

Cash Flow from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was approximately $4.8 million compared to cash used in operating activities of approximately $4.4 million for the year ended December 31, 2020. This increase in cash used of $331,000 was primarily attributable to the decrease in cash provided by the monetization of accounts receivable and an increase in cash used for prepaid expenses and other current assets during 2021, partially offset by the decrease in net loss adjusted to net cash used and the increase in cash flows related to the change in accounts payable balances.

Cash Flow from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $200,000 compared to cash provided by investing activities of approximately $1.0 million for the year ended December 31, 2020. This decrease in cash provided by investing activities of approximately $1.2 million was primarily attributable to the non-recurrence of prior year items including proceeds received from an insurance settlement and the sale of assets related to our discontinued operations.

Cash Flow from Financing Activities

Cash provided by financing activities for year ended December 31, 2021 was approximately $3.7 million compared to cash provided by financing activities of approximately $4.2 million for the year ended December 31, 2020. This decrease of $564,000 was primarily attributable to the net proceeds from our February 2021 Public Offering, partially offset by accrued future interest payments, net paydowns of our long-term Credit Facility during both the first and fourth quarters of 2021, and the non-recurrence of proceeds from the PPP loan received during the second quarter of 2020.

Class Action Litigation

On May 23, 2022, Ali Safee, individually and on behalf of others, filed a complaint in United States District Court for the District of Colorado against the Company, Richard A. Murphy, and Majorie A. Hargrave (our former Chief Financial Officer). The complaint generally alleges violation of federal securities laws in connection with the Company’s amending of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 to reflect restatements of its consolidated financial statements for such quarters. The Company vigorously denies these claims and has tendered this litigation to its insurer.

Outlook

Our business is heavily dependent on exploration and production activity levels, which fluctuate based on commodity prices, weather that affects customer demand for our frac water heating business, capital budgets and other factors. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers and relocating more of our equipment to increase utilization. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services.

Over the past three years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and national leadership position in hot oiling, acidizing and frac water heating. We faced a very difficult operating environment during the first quarter of 2021 which began to improve during the second quarter of 2021 with the increases in crude oil prices and active North American oil rigs. While crude oil prices and active North American oil rigs continued to rise throughout the third and fourth quarters of 2021, rig counts continue to be over 30% below pre-pandemic levels. Additionally, E&P companies have continued their recent focus on improving free cash flow and debt reduction at the expense of rapidly increasing drilling activity even as crude oil prices rose above $100 per barrel.

Recent increases in oil prices, caused in part by the war in Ukraine, combined with a relatively colder winter, has resulted in an increased demand for the Company’s services. However, the demand for oil remains uncertain given global political tensions, such as in Ukraine, and persistent supply shortages that have resulted in significant inflation un the United States. While increases in oil prices generally correlates with an increase in demand for the Company’s services, uncertainties regarding global political tensions, wars, inflation, and increasing interest rates could have a negative impact in the Company’s 2022 performance.

Through much of 2021, the COVID-19 pandemic has significantly impacted the world economic conditions including in the United States, with significant effects beginning in February 2020, and continuing through the issuance of this report, as federal, state and local governments have reacted to the public health crisis, creating some uncertainties relating to the United States economy. COVID-19 related quarantines and business restrictions had a depressing impact on United States oil demand, and hence our business, during the latter half of March 2020 through much of 2021. Although COVID-19 related restrictions have eased somewhat during the first quarter of 2022, the situation continues to change rapidly and additional impacts to our business may arise that we are not aware of currently.

The full extent of the impact of COVID-19, inflation, supply shortages and the impact of increasing oil prices on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the outbreak of any new COVID-19 variants, its impact on capital and financial markets, any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, and production response of domestic oil producers to lower oil prices, among others.

Capital Commitments and Obligations

Our capital commitments and obligations as of December 31, 2021 consist primarily of the amended 2017 Credit Agreement which was recently refinanced pursuant to the 2022 Financing Facilities. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with GAAP requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the impact of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 - Summary of Significant Accounting Policies and Recent Developments included in Item 8 of this Annual Report.

While all the significant accounting estimates are important to the Company’s consolidated financial statements and notes thereto, the following accounting policies and the estimates derived there from have been identified as being critical.

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

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances (i.e. "triggering events") indicate that the carrying amount of the asset may not be recovered. If a triggering event has been identified, the Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Employee Retention Tax Credits

The Employee Retention Credits program, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021 through the American Rescue Plan Act. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and retroactively ended the Employee Retention Credits on September 30, 2021. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages for the first three quarters of 2021. For the year ended December 31, 2021, the Company recorded $1.8 million to other income in the consolidated statements of operations.

Revenue Recognition

The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. The vast majority of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally thirty to sixty days. Revenue is not generated from contractual arrangements that include multiple performance obligations.

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

Revenue is recognized for certain projects that take more than one day as projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

Contingent Liabilities

From time-to-time, the Company will have contingent liabilities that arise in the course of business, usually as it pertains to certain lawsuits in which the Company is involved. When a future contingent liability becomes both probable and estimable, the Company will record a liability for the estimated amount, as well as any offsetting receivables in the event the claim is probable to be covered by an insurance policy. In the event there is a range of outcomes and no amount is determined to be most probable, the Company will record a liability and, if applicable due to likelihood of insurance coverage, a receivable for the low end of the range. In the event the Company makes a firm offer in order to settle a lawsuit, the Company will record a liability for the amount of the offer at that time.

Classification and Valuation of Warrants

The Company analyzes warrant instruments under ASC 480-10, Distinguishing Liabilities from Equity, to determine the classification of the warrants. More specifically, the Company determines if the warrant contains any special redemption features or is subject to derivative accounting rules. None of the Company's issued warrants meet any of these criteria and are all classified as permanent equity.

The Company uses a Lattice model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Going Concern

The Company utilizes a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. The Company analyzes projected cash flows to determine if they are sufficent to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing.

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

ITEM 8. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enservco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enservco Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company entered into significant financing transactions subsequent to December 31, 2021. Our opinion is not modified with respect to this matter.

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

Impairment Assessment over Long-lived Assets - Refer to Notes 2, 3 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's long-lived assets were $61.3 million and related accumulated depreciation and amortization was $44.7 million as of December 31, 2021. As discussed in the Company’s accounting policy in Note 2,  long-lived assets (asset groups) with finite lives are reviewed for impairment whenever indicators of impairment exist. Management determined that there were triggering events in the fourth quarter of 2021 after considering qualitative and quantitative aspects of the business. As such, the Company evaluated its various asset groups for recoverability as of December 31, 2021 using an undiscounted cashflow assessment and concluded that no impairment exists at that date.

We identified the Company's impairment assessment over long-lived assets as a critical audit matter. Auditing the Company’s impairment assessment involved a high degree of subjectivity in determining significant assumptions included in the Company’s undiscounted cash flows model, which include management’s estimates related to forecasted future growth rates, gross margin to cover costs, and demand for services. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgment and effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We gained an understanding of the design of the controls over management’s process to develop their estimates included in the impairment assessment of long-lived assets. We also gained an understanding of the design of the controls used by management to develop their estimates.

●

We evaluated the reasonableness of the Company’s undiscounted cash flow forecast used in the impairment assessment by evaluating the significant assumptions used to develop the projected future cash flows of the assets group, tested the completeness and accuracy of the underlying data used by the Company, performed comparisons of historical actuals to forecasted activity, and considered positive and negative evidence impacting management’s forecasts.

●

We tested the mechanical accuracy of the amounts and formulas included in the Company’s undiscounted cash flow assessment and agreed long-lived asset balances to the Company’s consolidated general ledger.

●

With the assistance of our fair value specialists, we performed sensitivity analyses of the assumptions to evaluate the changes in the future cash flows that could result from changes in the assumptions.

Management’s Assessment over Going Concern – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the twelve months ended December 31, 2021 and 2020, the Company incurred net losses of $8.1 million and $2.5 million, respectively. As of December 31, 2021, the Company had current liabilities of $12.5 million, which exceeded total current assets of $5.6 million by $6.9 million. The Company’s substantial working capital deficit was the result of outstanding debt of $8.7 million that was set to mature within one year of the balance sheet date on October 15, 2022. Due to the recent developments and improvements to their financial position as discussed in Note 2 to the consolidated financial statements, including a refinance of the Company’s credit agreement previously with East West Bank, entry into the Master Lease Agreement, entry into the Invoice Purchase Agreement which provides advances up to a maximum of $10.0 million, and entry into the Convertible Subordinated Note, the Company believes that substantial doubt over their ability to continue as a going concern from one year after the date of issuance of the audited consolidated financial statements, or July 6, 2022, has been alleviated.

We identified the Company’s assessment over going concern as a critical audit matter. The principal considerations for our determination include the high degree of management subjectivity in determining significant assumptions included in the Company’s estimation of future cash flows, which include management’s estimates related to future operations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to develop their estimates included in the future cash flows assessment. We also gained an understanding of the design of the controls used by management to develop their estimates.

●

We tested the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash flows in management’s assessment of whether the Company has sufficient liquidity to meet its obligations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, performing sensitivity analyses to assess the impact of changes in the key assumptions included in management’s liquidity forecast models, assessing management’s liquidity forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, and market and industry factors.

●

We reviewed subsequent events, which included analysis of the significant financing transactions discussed above, compliance with terms of the previous debt agreement as of December 31, 2021 and terms of the new agreements entered into in March 2022, read Board of Director meeting minutes, and performed inquiries with those charged with governance.

●

We also evaluated the adequacy of the Company’s disclosures in Note 2 in relation to the going concern uncertainty matter as well as considered the adequacy of management’s plans during our assessment of management’s evaluation of going concern.

Effect on Consolidated Financial Statements of Material Weakness in Internal Control over Financial Reporting

Critical Audit Matter Description

As disclosed in  Item 9A. Controls and Procedures, the Company  identified the following material weakness. The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete certain transactions. This lack of segregation of duties and oversight is heightened when unique or complex transactions are executed.

We identified the material weakness as a critical audit matter. Given this material weakness and unique and complex  transactions consummated during the year, a significant change in our audit plan was required with an increased audit effort.

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We performed a substantive audit approach over significant, unique transactions including recognition of the employee retention credit receivable, accounting for the subordinated debt conversion to equity with a related party, and accounting for the tax impacts related to the Internal Revenue Service Code Section 382 (“Section 382”) change in control transaction.

●

Our response to the critical audit matter identified above was to use more experienced engagement team members in conducting our audit procedures, increase the direction and supervision of engagement team members, increase the extent of testing, and modify the nature of audit procedures performed.

●	We performed additional procedures including:
o	We tested the employee retention credits that pertained to amended 941’s for the 2020 calendar year.
o

We tested the Company’s full time equivalent employee headcount and qualified wages in relation to the provisions in the Employee Retention Credit (ERC) introduced by the Coronavirus Aid, Relief and Economic Security (Cares) Act.

o

We reviewed terms of the subordinated debt conversion agreement noting that the debt and accrued interest were converted into shares of the Company common stock and a warrant to acquire additional shares of common stock.

o	With the assistance of our fair value specialists, we tested the fair value of the common stock and warrant issued in the debt conversion.
o	With the assistance of our tax specialists, we tested the Company’s Section 382 analysis and resulting deferred tax liability.

We have served as the Company’s auditor since 2010.

/s/ Plante & Moran, PLLC

Denver, CO

July 6, 2022

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$149	$1,467
Accounts receivable, net	2,845	1,733
Prepaid expenses and other current assets	2,185	858
Inventories	346	295
Assets held for sale	68	527
Total current assets	5,593	4,880

Property and equipment, net	16,173	20,317
Goodwill	546	546
Intangible assets, net	399	617
Right-of-use asset - finance, net	41	129
Right-of-use asset - operating, net	2,060	2,918
Other assets	336	423
Non-current assets of discontinued operations	-	353

TOTAL ASSETS	$25,148	$30,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,857	$1,931
Senior revolving credit facility, related party (including future interest payable of $38 and $892, respectively - see Note 2 and Note 5)	8,698	1,593
Subordinated debt, related party (Note 2 and Note 5)	211	-
Lease liability - finance, current	20	65
Lease liability - operating, current	688	854
Current portion of long-term debt	58	100
Current liabilities of discontinued operations	-	31
Total current liabilities	12,532	4,574

Non-Current Liabilities:
Senior revolving credit facility, related party (including future interest payable of $0 and $485, respectively - see Note 2 and Note 5)	5,404	17,485
Subordinated debt, related party (Note 2 and Note 5)	-	1,180
Long-term debt, less current portion	54	2,052
Lease liability - finance, less current portion	23	55
Lease liability - operating, less current portion	1,496	2,185
Deferred tax liabilities	273	-
Other liabilities	24	88
Long-term liabilities of discontinued operations	-	9
Total non-current liabilities	7,274	23,054

TOTAL LIABILITIES	19,806	27,628

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 11,439,191 and 6,307,868 shares issued as of December 31, 2021 and 2020, respectively; 6,907 shares of treasury stock as of December 31, 2021 and 2020; and 11,432,284 and 6,300,961 shares outstanding as of December 31, 2021 and 2020, respectively	57	32
Additional paid-in-capital	40,866	30,052
Accumulated deficit	(35,581)	(27,529)
Total stockholders’ equity	5,342	2,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,148	$30,183

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share amounts)

	For the Year Ended December 31,
	2021	2020
Revenues:
Production services	$9,012	$7,714
Completion and other services	6,325	7,969
Total revenues	15,337	15,683

Expenses:
Production services	9,734	8,410
Completion and other services	7,605	8,801
Sales, general and administrative expenses	4,185	5,002
Severance and transition costs	7	145
(Gain) loss on disposal of equipment	(124)	47
Impairment loss	128	733
Depreciation and amortization	5,215	5,282
Total operating expenses	26,750	28,420

Loss from operations	(11,413)	(12,737)

Other income (expense):
Interest expense	(57)	(1,695)
Gain on restructuring of senior revolving credit facility (Note 5)	-	11,916
Other income	3,699	126
Total other income	3,642	10,347

Loss from continuing operations before taxes	(7,771)	(2,390)
Income tax expense	(273)	(12)
Loss from continuing operations	(8,044)	(2,402)
Loss from discontinued operations	(8)	(107)
Net loss	$(8,052)	$(2,509)

Loss from continuing operations per common share – basic and diluted	$(0.74)	$(0.57)
Loss from discontinued operations per common share – basic and diluted	-	(0.03)
Net loss per share – basic and diluted	$(0.74)	$(0.60)

Weighted average number of common shares outstanding – basic and diluted	10,879	4,174

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2020	3,703	$19	$22,325	$(25,020)	$(2,676)

Stock-based compensation, net of issuance costs	-	-	392	-	392
Shares issued in at the market offering, net of offering costs (Note 2)	1,694	8	3,293	-	3,301
Shares issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion (Note 2)	404	2	1,513	-	1,515
Shares and warrants issued to East West Bank in senior revolving credit facility debt restructuring (Note 2 and Note 5)	533	3	2,529	-	2,532
Unrestricted share issuance	6	-	-	-	-
Restricted share cancellations	(50)	-	-	-	-
Additional shares issued due to rounding up of fractional shares in connection with reverse stock split	11	-	-	-	-
Net loss	-	-	-	(2,509)	(2,509)
Balance as of December 31, 2020	6,301	$32	$30,052	$(27,529)	$2,555

Stock-based compensation	-	-	130	-	130
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Restricted share cancellations	(1)	-	-	-	-
Net loss	-	-	-	(8,052)	(8,052)
Balance as of December 31, 2021	11,432	$57	$40,866	$(35,581)	$5,342

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(8,052)	$(2,509)
Net loss from discontinued operations	(8)	(107)
Net loss from continuing operations	(8,044)	(2,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,215	5,282
(Gain) loss on disposal of property and equipment	(124)	47
Impairment loss	128	733
Board compensation issued in equity	311	-
Fair value of warrant issued upon conversion of subordinated debt to equity	304	-
Stock-based compensation	130	392
Amortization of debt issuance costs and discount	9	131
Income tax expense	273	-
Gain on restructuring of senior revolving credit facility	-	(11,916)
Gain on forgiveness of PPP loan (Note 5)	(1,964)	-
Gain on early termination of finance leases	-	(3)
Interest paid-in-kind on line of credit	-	326
Bad debt expense	268	140
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	4,551
Inventories	(51)	103
Prepaid expenses and other current assets	(1,117)	157
Income taxes receivable	-	43
Amortization of operating lease assets	858	829
Other assets	320	1
Accounts payable and accrued liabilities	1,005	(2,272)
Operating lease liabilities	(855)	(771)
Other liabilities	(64)	54
Net cash used in operating activities - continuing operations	(4,778)	(4,575)
Net cash provided by operating activities - discontinued operations	4	132
Net cash used in operating activities	(4,774)	(4,443)

INVESTING ACTIVITIES:
Purchases of property and equipment	(593)	(361)
Proceeds from insurance claims	-	294
Proceeds from disposals of property and equipment	393	329
Net cash (used in) provided by investing activities - continuing operations	(200)	262
Net cash provided by investing activities - discontinued operations	-	765
Net cash (used in) provided by investing activities	(200)	1,027

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	9,660	3,597
Stock issuance costs and registration fees	(815)	(296)
Term loan repayments	(3,505)	-
Net line of credit repayments	(701)	(795)
Proceeds from PPP loan (Note 5)	-	1,940
TDR accrued future interest payments	(770)	-
Repayment of long-term debt	(100)	(134)
Payments of finance leases	(111)	(159)
Proceeds from sale of finance lease assets	-	67
Net cash provided by financing activities - continuing operations	3,658	4,220
Net cash used in financing activities - discontinued operations	(2)	-
Net cash provided by financing activities	3,656	4,220

Net (Decrease) Increase in Cash and Cash Equivalents	(1,318)	804

Cash and Cash Equivalents, beginning of period	1,467	663

Cash and Cash Equivalents, end of period	$149	$1,467

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid for interest	$822	$1,414
Cash paid for taxes	-	2
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash reduction of debt in connection with restructuring of senior revolving credit facility	$-	$16,000
Non-cash issuance of Company common stock and warrants in connection with restructuring of senior revolving credit facility	-	2,532
Non-cash conversion of subordinated debt and accrued interest to Company common stock	1,312	1,515
Non-cash conversion of accrued interest to senior revolving credit facility	-	326
Non-cash conversion of unamortized subordinated debt discount	61	-
Deferred loan costs paid directly by related party in lieu of subordinated note payable	210	-

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Enservco Corporation ("Enservco") through its wholly owned subsidiaries (collectively referred to as the "Company," "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of December 31, 2021 and 2020 and the results of operations for the years then ended.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	State of Formation	Ownership	Business
Heat Waves Hot Oil Service LLC	Colorado	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.
Adler Hot Oil Service, LLC	Delaware	100% by Enservco	Operations integrated into Heat Waves during 2019. Adler Hot Oil Service, LLC was dissolved during the second quarter of 2021.
Heat Waves Water Management LLC	Colorado	100% by Enservco	Discontinued operations in 2019. Heat Waves Water Management LLC was dissolved during the second quarter of 2021.
Dillco Fluid Service, Inc.	Kansas	100% by Enservco	Discontinued operation in 2018. Dillco Fluid Service, Inc. was dissolved during the second quarter of 2021.
HE Services LLC	Nevada	100% by Heat Waves	No active business operations. Owned construction equipment used by Heat Waves. HE Services LLC was dissolved on December 23, 2020.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies and Recent Developments

Recent Developments and Going Concern

On March 24, 2022, we completed a refinancing transaction ("the Refinancing") which terminated our existing credit facility with East West Bank which had an outstanding principal balance of approximately $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by among the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank 2017 Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank five percent of the net proceeds that the Company receives under the Receivables Financing (as defined above), up to a maximum of $1.0 million.

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the twelve months ended December 31, 2021 and 2020, we incurred net losses of approximately $8.1 million and $2.5 million, respectively. As of December 31, 2021, we had total current liabilities of approximately $12.5 million, which exceeded our total current assets of approximately $5.6 million, or a working capital deficit of approximately $6.9 million. As a result of the initial review of the accounting treatment for the Refinancing (as defined in Note 5 - Debt), and in accordance with ASC 470-10-45, the Company classified approximately $5.4 million of its outstanding Credit Facility with East West Bank as a long-term liability versus a current liability as of December 31, 2021. Current liability treatment was based on the maturity date being within one year of the balance sheet date of December 31, 2021, however, the provisions of ASC 470-10-45 allow for long-term classification as of such date when considering the factors surrounding the Refinancing. As of December 31, 2020, we had total current assets of approximately $4.9 million and total current liabilities of approximately $4.6 million, or working capital of $306,000. During 2020, Company management underwent a thorough analysis of costs incurred by the Company including payroll and related costs, capital expenditures and profitability of our segments. As such, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. Due to the recent developments and the improvements to our financial position noted above, especially as it relates to the Refinancing, the Company believes there is not substantial doubt over our ability to continue as a going concern from one-year after the date of issuance of this Annual Report. See Note 5 - Debt for a description of the Refinancing.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2021 and 2020, the Company had an allowance for doubtful accounts of $482,000 and $322,000, respectively. For the years ended December 31, 2021 and 2020, the Company recorded $268,000 and $140,000, respectively, to bad debt expense.

Concentrations

As of December 31, 2021, two customers represented more than 10% of the Company's accounts receivable balance at 31% and 14%, respectively. Revenues from one customer represented approximately 13% of total revenues for the year ended December 31, 2021. These concentrations were enhanced by the merger of three customers we service during 2021. As of December 31, 2020, one customer represented more than 10% of the Company's accounts receivable balance at 26%. Revenues from one customer represented approximately 14% of total revenues for the year ended December 31, 2020.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2021 and 2020, the Company recognized write-offs of $0 and $18,000, respectively.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use.  Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments, which extend the remaining useful life, expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

Any difference between net book value of the property and equipment and the proceeds of an assets’ sale, or settlement of an insurance claim, is recorded as a gain or loss in the Company’s consolidated statements of operations.

Leases

The Company assesses whether an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The continuing impacts of the COVID-19 pandemic, the current regulatory environment, depressed oil and gas commodity price and demand and the resulting 30% decrease in average active United States oil rig count during the first quarter of 2021 as compared to the same period in 2020, which is historically our largest revenue quarter, led to a slight decrease in revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020. In addition, the Company incurred a loss from operations of approximately $11.4 million for the year ended December 31, 2021. The Company determined that these were triggering events which could indicate impairment of its long-lived assets during the fourth quarter of 2021 as revenue didn't rebound as expediently as expected. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed its undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets held and used for the years ended December 31, 2021 and 2020. For a description of impairment losses recorded during the years ended December 31, 2021 and 2020 on Assets Held for Sale, see below.

Assets Held for Sale

The Company classifies long-lived assets to be sold as held for sale in the period in which all the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (ii) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the years ended December 31, 2021 and 2020, the Company recorded an impairment loss of $128,000 and $733,000, respectively.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our consolidated balance sheets.

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

The Company completed its annual goodwill impairment test as of December 31, 2021. The Company tests for impairment by comparing the fair value of our reporting units (which for the Company is our reporting segments) to the carrying value of the reporting units. If the carrying value of any reporting unit exceeds the fair value calculated, an impairment loss is recorded for the difference in fair value and carrying value, up to the amount of goodwill allocated to the reporting units. Our fair value is estimated using a combination of the income and market approaches.

As a result of performing the annual test of impairment, the Company recognized no impairment loss for its goodwill during the years ended December 31, 2021 and 2020.

Revenue Recognition

The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. The vast majority of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally thirty to sixty days. Revenue is not generated from contractual arrangements that include multiple performance obligations.

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

Revenue is recognized for certain projects that take more than one day as projects over time based on the number of days during the reporting period and the agreed upon price as work progresses on each project.

Disaggregation of Revenue

See Note 10 - Segment Reporting for disaggregation of revenue.

Earnings (Loss) Per Share

Earnings (Loss) per Common Share - Basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Earnings (Loss) per Common Share - Diluted is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for common stock that may be issued for outstanding stock options, restricted stock and warrants.

As of December 31, 2021 and 2020, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,374,640 and 1,079,629 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings (loss) per share. As of December 31, 2021 and 2020, these outstanding stock options, unvested restricted stock awards and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2021 and 2020, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period. As such, the Company does not show diluted earnings (loss) per share for the years ended December 31, 2021 and 2020.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A, Expenses of Offering. Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the Public Offering, that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the Public Offering. As of  December 31, 2021 and 2020, offering costs totaling $815,000 and $296,000, respectively, have been charged to stockholders' equity.

Employee Retention Tax Credits

The Employee Retention Credits program, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021 through the American Rescue Plan Act. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and retroactively ended the Employee Retention Credits on September 30, 2021. For 2021, the Employee Retention Credits are up to $7,000 per employee per quarter on qualified wages for the first three quarters of 2021. For the year ended December 31, 2021, the Company recorded $1.8 million to other income in the consolidated statements of operations.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years (see Note 6 - Income Taxes). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in income in the period that includes the enactment date. A deferred tax asset or liability that is not related to an asset or liability for financial reporting is classified according to the expected reversal date. The Company records a valuation allowance to reduce deferred tax assets to an amount that it believes is more likely than not expected to be realized.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if, in the Company's opinion, it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the consolidated balance sheets and consolidated statements of operations. The result of the reassessment of the Company’s tax positions did not have an impact on the consolidated financial statements.

Penalties and interest associated with tax positions are recorded in the period assessed within the line item "Other income" in the consolidated statements of operations. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s United States federal income tax filings for tax years 2018 through 2021 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2017 through 2021.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017, the Company valued its warrants using the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the years ended December 31, 2021 or 2020. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all stock options awarded to employees, independent contractors, officers and directors. The expected term of the options is based upon evaluation of historical and expected exercise behavior. The risk-free interest rate is based upon United States Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be none as we have not paid dividends nor do we anticipate paying any dividends in the foreseeable future.

The Company uses a Lattice model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

The Company used the market value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2021. The fair value is updated quarterly based on actual forfeitures.

The Company used a Lattice model to determine the fair value of market-based restricted stock awarded in 2021 and 2020.

Management Estimates

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of accounts receivable, evaluation of impairment of long-lived assets, stock-based compensation expense, provision for income taxes, and the valuation of warrant liabilities and deferred taxes. Actual results could differ from those estimates.

Contingent Liabilities

From time-to-time, the Company will have contingent liabilities that arise in the course of business, usually as it pertains to certain lawsuits in which the Company is involved. When a future contingent liability becomes both probable and estimable, the Company will record a liability for the estimated amount, as well as any offsetting receivables in the event the claim is probable to be covered by an insurance policy. In the event there is a range of outcomes and no amount is determined to be most probable, the Company will record a liability and, if applicable due to likelihood of insurance coverage, a receivable for the low end of the range. In the event the Company makes a firm offer in order to settle a lawsuit, the Company will record a liability for the amount of the offer at that time.

Classification and Valuation of Warrants

The Company analyzes warrant instruments under ASC 480-10, Distinguishing Liabilities from Equity, to determine the classification of the warrants. More specifically, the Company determines if the warrant contains any special redemption features subject to derivative accounting rules. None of the Company's issued warrants meet any of these criteria and are all classified as permanent equity.

The Company uses a Lattice model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Going Concern

The Company utilizes a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. The Company analyzes projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s consolidated statement of operations.

Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, goodwill impairment is measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The standard also clarifies the treatment of the income tax effect of tax-deductible goodwill when measuring goodwill impairment loss. This standard is effective for annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 on January 1, 2020 and performed its annual goodwill impairment test pursuant to the requirements of ASU 2017-04.

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Trucks and vehicles	$54,670	$57,224
Other equipment	2,059	1,319
Buildings and improvements	3,140	3,176
Land	378	378
Total property and equipment	60,247	62,097
Accumulated depreciation	(44,074)	(41,780)
Property and equipment, net	$16,173	$20,317

For the years ended December 31, 2021 and 2020, the Company recorded approximately $4.9 million in depreciation expense.

Note 4 – Intangible Assets

The components of our intangible assets as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(668)	(450)
Net carrying value	$399	$617

The useful lives of our intangible assets are estimated to be five years. Amortization expense for intangible assets for the years ended December 31, 2021 and 2020 was $218,000 and $211,000, respectively.

The following table represents the amortization expense for the next five years (in thousands):

	2022	2023	2024	2025	2026
Customer relationships	$125	$104	$-	$-	$-
Patents and trademarks	93	77	-	-	-
Total intangible asset amortization expense	$218	$181	$-	$-	$-

Note 5 – Debt

East West Bank Revolving Credit Facility

The 2017 Credit Agreement (as defined in Note 2 - Summary of Significant Accounting Policies and Recent Developments) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provided for a loan forgiveness of approximately $16.0 million and converts the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment further extended the maturity date and modified the financial covenants effective January 1, 2021. The Seventh Amendment to the Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on  November 15, 2021 and continuing until maturity on  October 15, 2022. Interest on the Credit Facility is fixed at 8.25%. Interest on the first 5.25% is calculated monthly and paid in arrears, while the remaining 3.00% is accrued to the loan balance through  October 15, 2022, and due with all remaining outstanding principal on the maturity date. Additionally, the Credit Facility is subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeds the average monthly balance of the Credit Facility, payable monthly in arrears. The Credit Facility is collateralized by substantially all our assets and subject to financial covenants.

Under the amended 2017 Credit Agreement, we are subject to the following financial covenants:

(1)      On December 31, 2021, we were required to maintain liquidity of not less than $1.5 million; and

(2)      For each trailing three-month period, commencing with the three-month period ending March 31, 2021, we are required to achieve gross revenue of at least seventy percent (70%) of our projected gross revenue; and

(3)      We are limited to a capital expenditures cap of approximately $1.2 million for any fiscal year that the loan remains outstanding.

On  February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of December 31, 2021, we had an outstanding principal loan balance under the Credit Facility of approximately $13.5 million with a weighted average interest rate of 8.25% per year. As of December 31, 2021, our availability under the amended 2017 Credit Agreement was $1.0 million. The Credit Facility balance of approximately $14.1 million as of  December 31, 2021 includes $38,000 of future interest payable due over the remaining term of the Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

During the fourth quarter of 2021, the Company determined that it would be in non-compliance of its trailing three-month revenue covenant under the Credit Facility for the month ended  October 31, 2021, and would likely also be in non-compliance for the trailing three-month period ending  November 30, 2021. This covenant requires the Company to achieve actual revenues in an amount not less than 70% of the revenue projections previously delivered by the Company (and accepted by East West Bank) for each trailing three-month period. The Company’s non-compliance with the covenant resulted from October’s revenues being $172,000 lower than what was required to meet the requirements of the covenant. The Company determined that October’s lower revenues were the result of warmer than usual temperatures that have existed in the areas that the Company operates which caused the Company's frac water heating season to begin later than anticipated.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank ("Eighth Amendment") which, among other things, provided for a waiver of default of the revenue covenant based upon our  October trailing three-month period gross revenues and a reforecasting of our  November and  December 2021 revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues was waived and would not be used in any future three-month period gross revenue covenant calculation. For the month ended  November 30, 2021, covenant compliance was measured at 80% of reforecast November revenues. Covenant compliance for the month ended  December 31, 2021 was measured at 80% of the reforecast  November and  December 2021 revenues. The Company was in compliance with all covenants as of December 31, 2021. Beginning for the month ended  January 31, 2022 and continuing until  March 31, 2022, revenue covenant compliance will be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended  April 30, 2022 and continuing through  September 30, 2022, covenant compliance will be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended  April 30, 2022 and  May 31, 2022, as those will include an 80% requirement for the months of  February and  March 2022. In connection with the execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the  October revenue waiver and the Eight Amendment.

In connection with amending the 2017 Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock, and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of approximately $1.1 million. The 533,334 common shares issued to East West Bank cannot be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and were recorded in additional paid-in capital. The Company recorded a total gain on the debt restructuring of approximately $11.9 million for the year ended December 31, 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant. The per share effect of the gain on both basic and diluted earnings per common share was $2.85 for the year ended December 31, 2020.

In December 2021, the Company sent several assets that were no longer being utilized to a live auction. The assets were sold at the auction for net proceeds of $272,000, which was applied to the equipment term loan as a payment of principal upon receipt on December 23, 2021.

The Refinancing

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its existing credit facility with the East West Bank, which had an outstanding principal balance of $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank credit facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million.

As part of the Refinancing, on March 24, 2022, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6,225,000. Under the Utica Facility, the Company is required to make 51 monthly payments of $168,075 each. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500, The Utica Facility is secured by all the Company’s equipment and proceeds from such equipment. The Company also has the option, after 12 months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

Additionally, as part of the Refinancing and in accordance with ASC 470-10-45, the Company classified approximately $5.4 million of its outstanding $14.1 million Credit Facility with East West Bank as a long-term liability versus a current liability on its consolidated balance sheet as of December 31, 2021. This $5.4 million represents the amount of indebtedness under the Company's Utica Facility that is due and payable more than twelve months from the balance sheet date of December 31, 2021. The other facilities consumated as part of the Refinancing were considered for long-term liability treatment versus current liability treatment, however management felt that the Utica Facility was the only resulting component of the Refinancing that should be treated in accordance with ASC 470-10-45.

In addition, as part of the Refinancing, on March 24, 2022, Heat Waves entered into an Invoice Purchase Agreement (the “Receivables Financing” and together with the Utica Facility, the “2022 Financing Facilities”) with LSQ Funding Group, LLC (“LSQ”) pursuant to which LSQ will provide receivables factoring to Heat Waves. Under the Receivables Financing, LSQ will advance up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ will receive fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially has an 18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company pursuant to an unsecured Entity Guaranty.

The Utica Facility and the Receivables Financing are subject to an Intercreditor Agreement dated on or about March 24, 2022 by and among Utica, LSQ, Heat Waves, and the Company (the “Intercreditor Agreement”).

Also, as part of the Refinancing, on March 22, 2022, the Company issued a $1.2 million Convertible Subordinated Note (the “Note”) to Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The Note has a six-year term and accrues interest at 7% per annum. The Company is required to make quarterly interest only payments under the Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

Subordinated Debt with Related Party

On December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made to a third-party potential lender who showed interest in refinancing the East West Bank Revolving Credit Facility. The subordinated debt is due upon the earlier of June 21, 2022, or completion of the refinancing of the East West Bank Revolving Credit Facility. Cross River will also be paid a loan fee of $10,000 upon repayment of the subordinated debt, which is in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which is being amortized to interest expense over the term of the debt. During the year ended December 31, 2021, the Company amortized approximately $1,000 to Interest expense in the consolidated statements of operations.

Subsequent to December 31, 2021, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of approximately $162,000 were returned to Cross River from the third-party potential lender, and the subordinated debt was reduced by the same amount at that time.

Paycheck Protection Program

On April 10, 2020, the Company, entered into a promissory note (the "PPP Loan") with East West Bank in the aggregate amount of approximately $1.9 million, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020, and is administered by the United States Small Business Administration ("SBA").

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. On July 8, 2021, the SBA approved our loan forgiveness application in full, which includes forgiveness of the total principal balance of approximately $1.9 million, as well as $24,000 in accrued interest. Though this loan forgiveness application was approved in full, the SBA has the right to review the Company's loan forgiveness application through an audit even subsequent to such approval. The total amount forgiven was approximately $2.0 million and was recorded in Other income in the consolidated statements of operations for the year ended December 31, 2021.

Notes Payable

Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Interest at 8.25%, 5.25% is paid monthly while 3% is accrued and paid upon maturity. Amortization of the loan on a 10-year straight-line basis commenced on November 15, 2021. Matures October 15, 2022. Refinanced March 24, 2022.	$14,102	$19,078
Subordinated Promissory Note with related party. Non-interest bearing. $10,000 flat fee paid to consummate loan. Matures June 21, 2022.	220	-
Paycheck Protection Loan. Interest is at 1% with payments deferred until October 10, 2020. Matures April 10, 2022. Loan and accrued interest forgiven in full on July 8, 2021.	-	1,940
Subordinated Promissory Note with related party. Interest at 10% and paid quarterly. Balance converted to equity in February 2021.	-	1,250
Real Estate Loan for a facility in North Dakota. Interest at 5.75% and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	112	167
Vehicle loans for three pickups. Interest at 8.59%, monthly principal and interest payments of $3,966. Loans paid in full in June 2021.	-	31
Note payable to the seller of Heat Waves. The note was garnished by the Internal Revenue Service ("IRS") in 2009 and is due on demand; paid in annual installments of $36,000 per agreement with the IRS. Loan paid in full in June 2021.	-	14
Total long-term debt	14,434	22,480
Less debt discount	(9)	(70)
Less current portion	(8,967)	(1,693)
Long-term debt, net of debt discount and current portion	$5,458	$20,717

Aggregate contractual principal maturities of debt are as follows (in thousands):

For the year ended December 31,
2022	$8,976
2023	1,310
2024	1,468
2025	1,716
2026	964
Total	$14,434

Note 6 – Income Taxes

Income tax expense consists of the following (in thousands):

	December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	12
Total current	-	12
Deferred:
Federal	234	-
State	39	-
Total deferred	273	-
Total income tax expense	$273	$12

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to loss from continuing operations before taxes to income tax expense as presented in our consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Computed income taxes at 21% for 2021 and 2020, respectively	$(1,634)	$(502)

(Decrease) increase in income taxes resulting from:
State and local income taxes, net of federal impact	(272)	(72)
Change in valuation allowance	2,892	571
True-up adjustment	(238)	-
Stock-based compensation	-	1
Paycheck Protection Plan loan forgiveness	(481)	-
Other	6	14

Income tax expense	$273	$12

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of Company Common Stock. As a result of this change in control, and in accordance with Internal Revenue Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimates that as of  December 31, 2021, $273,000 of deferred tax liabilities could no longer be used as a source of income to recognize the benefits of deferred tax assets and, as such, required the recording of additional valuation allowance of $273,000 through deferred income tax expense for the year ended December 31, 2021. The Company recorded approximately $12,000 of income tax expense for the year ended December 31, 2020.

We have a requirement of reporting of taxes based on tax positions which meet a "more likely than not" standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS penalties and interest. As of December 31, 2021 and 2020, the Company does not have an unrecognized tax liability.

The Company has United States federal and state net operating loss carryforwards ("NOLs"), each of which were approximately $35.5 million as of December 31, 2021, that will partially expire in the years 2035 through 2037. The Company estimates that $18.6 million of federal and $7.4 million of state NOLs will expire unused due to IRC Section 382 limitations. Of the $35.5 million of federal NOLs, $15.3 million of these will not expire.

The components of deferred income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Reserves and accruals	$603	$183
Amortization	60	53
Capital losses and other	12	13
Non-qualified stock option expense	2	194
Loss carryforwards	8,700	7,066
Total deferred tax assets	9,377	7,509
Valuation allowance	(7,649)	(4,757)
Net deferred tax assets	1,728	2,752

Deferred tax liabilities:
Depreciation	(2,001)	(2,752)
Total deferred tax liabilities	(2,001)	(2,752)

Net deferred tax liabilities	$(273)	$-

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more likely than not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company has a valuation allowance of approximately $7.6 million and $4.8 million as of December 31, 2021 and 2020, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as other expense, which is presented in the line item "Other income" on the consolidated statements of operations. The Company did not incur any penalty and interest expense for the years ended December 31, 2021 and 2020, respectively.

The Company files tax returns in various states in the United States, including but not limited to Colorado, Kansas, New Mexico, North Dakota, Oklahoma, Pennsylvania and Texas. The Company’s United States federal income tax filings for tax years 2018 through 2021 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2017 to 2021.

Note 7 – Stockholders' Equity

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

In a separate transaction on  February 11, 2021, the Company exchanged the remaining 50%, or $1.25 million, of our subordinated debt with Cross River, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant date fair value of $2.02 per share and are exercisable beginning one year from the issuance date on  February 11, 2022 until  February 11, 2026. The total fair value of the warrant and loss on extinguishment of the subordinated debt with this related party was $304,000, which was recorded to Other income (expense) in the first quarter 2021.

Warrants

On November 11, 2019, in connection with a subordinated loan agreement, the Company granted Cross River one five-year warrant to buy an aggregate total of 41,667 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants had a grant date fair value of $2.40, were fully vested upon issuance and remain outstanding and exercisable until November 11, 2024.

On September 23, 2020, in connection with the Fifth Amendment, the Company granted East West Bank one five-year warrant to buy an aggregate total of 1,000,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants had a grant date fair value of $1.42, were fully vested upon issuance and remain outstanding and are exercisable beginning one year from the issuance date on September 23, 2021 and until September 23, 2025.

On  February 11, 2021, in connection with the conversion of the subordinated loan agreement to Company common stock, the Company granted Cross River one five-year warrant to buy an aggregate total of 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant date fair value $2.02 and are exercisable beginning one year from the issuance date on  February 11, 2022 until  February 11, 2026.

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

A summary of warrant activity for the years ended December 31, 2021 and 2020 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
Warrants	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of January 1, 2020	43,667	$3.34	4.72
Issued	1,000,000	3.75	4.73
Outstanding as of December 31, 2020	1,043,667	$3.73	4.69
Issued	150,418	2.51	4.12
Expired	(2,000)	10.50	-
Outstanding as of December 31, 2021	1,192,085	$3.57	3.75

Exercisable as of December 31, 2021	1,041,667	$3.72	3.70

Note 8 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The aggregate number of shares of Company common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of Company common stock then outstanding. As such, on January 1, 2016, the number of shares of Company common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of five years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2021, there were no options available for issuance under the 2010 Plan.

On July 18, 2016, the Board unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares, plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of December 31, 2021, there were outstanding options to purchase 1,334 shares and we had granted restricted stock shares of 181,221 that remained outstanding under the 2016 Plan.

During the years ended December 31, 2021 and 2020, no options were granted or exercised.

The following is a summary of stock options activity for all equity plans for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2020	129,689	$8.45	1.95
Forfeited or expired	(118,120)	8.54	-
Outstanding as of December 31, 2020	11,569	$5.87	0.53
Forfeited or expired	(10,235)	5.91	-
Outstanding as of December 31, 2021	1,334	$5.55	0.42

Vested as of December 31, 2021	1,334	$5.55	0.42

Exercisable as of December 31, 2021	1,334	$5.55	0.42

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation costs for stock options of $0 and $3,000, respectively, in the line item "Sales, general and administrative expenses" in the consolidated statements of operations.

A summary of the status of non-vested shares underlying the options are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2020	3,533	$3.30
Vested	(1,755)	3.36
Forfeited	(1,778)	19.29
Non-vested as of December 31, 2020	-	$-
Vested	-	-
Forfeited	-	-
Non-vested as of December 31, 2021	-	$-

As of December 31, 2021, there were no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

Restricted Stock

Restricted shares issued pursuant to restricted stock awards under the 2016 Plan are restricted as to sale or disposition. These restrictions lapse periodically, generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to income on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged over the life of the award.

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of January 1, 2020	133,756	8.25
Granted	10,001	2.49
Vested	(69,777)	6.56
Forfeited	(49,587)	8.05
Restricted shares as of December 31, 2020	24,393	7.32
Granted	165,000	1.05
Vested	(6,505)	7.94
Forfeited	(1,667)	8.92
Restricted shares as of December 31, 2021	181,221	1.58

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation costs for restricted stock of $130,000 and $389,000 in the line item "Sales, general and administrative expenses" in the consolidated statements of operations, of which $301,000 was related to severance compensation in connection with a separation agreement with the Company's former CEO during the second quarter of 2020. In addition, of the 69,777 shares that vested during 2020, 59,667 shares were related to the former CEO's separation agreement, as were 6,667 of the 10,001 shares that were granted during 2020. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Stock options	3,621	93,747
Restricted stock	179,351	58,220
Warrants	1,175,719	314,158
Weighted average	1,358,691	466,125

Note 9 – Commitments and Contingencies

As of December 31, 2021, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
For the year ended December 31,
2022	$799	$21
2023	641	14
2024	465	10
2025	354	-
2026	179	-
Thereafter	-	-
Total future lease commitments	2,438	45
Impact of discounting	(254)	(2)
Discounted value of lease obligations	$2,184	$43

The following table summarizes the components of our gross operating and finance lease costs incurred during the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Operating lease expense:
Current lease cost	$82	$55
Long-term lease cost	1,026	1,107
Total operating lease cost	$1,108	$1,162

Finance lease expense:
Amortization of right-of-use assets	$64	$189
Interest on lease liabilities	6	19
Total finance lease cost	$70	$208

Our weighted-average lease term and discount rate used during the years ended December 31, 2021 and 2020 are as follows:

	For the Year Ended December 31,
	2021	2020
Operating:
Weighted-average lease term (years)	3.42	4.08
Weighted-average discount rate	6.09%	6.08%
Finance:
Weighted-average lease term (years)	2.35	2.09
Weighted-average discount rate	5.67%	5.94%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had an accrued liability of $0 and $150,000 as of December 31, 2021 and 2020, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2020. The Company's trailing potential liability for unsubmitted claims under the self-insured plan expired on December 31, 2021, and the remaining $92,000 was recorded to other income on that date.

Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and will no longer be self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of December 31, 2021, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy as determined by the insurance carrier included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through December 31, 2021 we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million, and had recorded approximately $1.6 million as expense over the term of the policy. In  September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. In the fourth quarter of 2021, the claim was settled and there is no further liability for the claim. Upon settlement, the Company was provided with a range of most likely amounts which will be returned. During the fourth quarter of 2021, the Company reduced the deposit to the lowest amount in the range, or $126,000. The Company expects to collect the remaining unused deposit that is being held by the underwriter in the first or second quarter of 2022.

Effective  April 1, 2018, we entered into a new workers’ compensation policy with a fixed premium amount determined annually, and therefore are no longer partially self-insured for workers' compensation and employer's liability.

Litigation

On November 8, 2021, Amanda Mordica, a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by Ms. Mordica on November 19, 2019. Ms. Mordica’s claim is in excess of $1.0 million. The Company has tendered this litigation to its insurer who has preliminarily indicated that they have accepted coverage. While the Company’s insurer has reserved its rights in cases of gross negligence, the Company, based upon the advice of litigation counsel, does not believe that it was grossly negligent in this matter.

On November 22, 2021, the Company’s insurance company and Ms. Mordica held a mediation in which the Company participated, which did not result in a settlement. Based on an initial offer by the insurer to Ms. Mordica, as of December 31, 2021, the Company has recorded an accrued liability of $400,000 and a corresponding current receivable in the same amount to reflect insurance coverage. Ms. Mordica has sought an amount up to approximately $10.7 million. The ultimate resolution of the matter could result in a liability over the amount accrued, for which the Company believes insurance coverage is probable. As such, the Company does not believe that this litigation will have a material adverse impact on the Company. However, this conclusion is subject to the inherent uncertainties affecting the outcome of litigation if it occurs.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Year Ended December 31, 2021:
Revenues	$9,012	$6,325	$-	$15,337
Cost of revenues	9,734	7,605	-	17,339
Segment loss	$(722)	$(1,280)	$-	$(2,002)

Depreciation and amortization	$2,397	$2,415	$403	$5,215
Capital expenditures	$306	$276	$11	$593
Identifiable assets(1)	$12,357	$9,007	$505	$21,869

For the Year Ended December 31, 2020:
Revenues	$7,714	$7,969	$-	$15,683
Cost of revenues	8,410	8,801	-	17,211
Segment loss	$(696)	$(832)	$-	$(1,528)

Depreciation and amortization	$2,378	$2,512	$392	$5,282
Capital expenditures	$176	$185	$-	$361
Identifiable assets(1)	$12,353	$13,050	$939	$26,342

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2021	2020
Segment loss	$(2,002)	$(1,528)
Sales, general and administrative expenses	(4,185)	(5,002)
Severance and transition costs	(7)	(145)
Gain (loss) from disposal of equipment	124	(47)
Impairment loss	(128)	(733)
Depreciation and amortization	(5,215)	(5,282)
Loss from operations	$(11,413)	$(12,737)

Geographic Areas

The Company only conducts business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenues from operations for the Company’s three geographic regions during the years ended December 31, 2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
BY GEOGRAPHY:

Production Services:
Rocky Mountain Region(1)	$2,213	$2,689
Central USA Region(2)	6,158	4,552
Eastern USA Region(3)	641	473
Total Production Services	9,012	7,714

Completion and Other Services:
Rocky Mountain Region(1)	4,521	6,601
Central USA Region(2)	128	108
Eastern USA Region(3)	1,676	1,260
Total Completion and Other Services	6,325	7,969

Total Revenues	$15,337	$15,683

(1)

Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).

(2)	Includes the Eagle Ford Shale in southern Texas and the East Texas Oilfield beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Note 11 – Subsequent Events

Cross River Working Capital Note

On March 9, 2022, Enservco issued a $1.2 million Note to Cross River Partners, LP, an entity controlled by Richard Murphy, our Chairman and Chief Executive Officer for funds lent to the Company for working capital purposes between February 18, 2022 and March 9, 2022 (the “Working Capital Note”). Cross River will also be paid a loan fee of $15,000 upon repayment of the subordinated debt, which is in substance interest. The Working Capital Note is secured by the Company’s accounts receivable from a Company's customer. The proceeds under this note were only to be used to pay the $75,000 underwriting deposit required by Utica and for working capital purposes. The outstanding principal of the Working Capital Note is due and payable upon the earlier of (i) the refinancing of the secured debt obligations owed to East West Bank, (ii) the date that is October 16, 2022; or (iii) receipt by Borrower of certain accounts receivable received from the customer. The Working Capital Note was repaid in-full on March 24, 2022 in connection with the Refinancing.

Restatements of 2021 10-Q Filings

On March 22, 2022, the Company, in consultation with the Audit Committee of its Board of Directors, concluded that the Company’s previously issued condensed consolidated financial statements as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Relevant Periods”) should no longer be relied upon. This conclusion was primarily due to the Company’s misinterpretation of eligibility for certain employee retention tax credits under relevant provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) following advice provided by its third party subject matter consultant. In addition, the Company incorrectly applied accounting treatment for the conversion of subordinated debt with a related party to Company Common Stock and warrants. As a result, the Company amended its Quarterly Reports on Form 10-Q for the Relevant Periods to reflect restatements of its condensed consolidated financial statements for the Relevant Periods ("Amendment No. 1s"). These restatements had no impact on the Company’s cash position, revenues, operating expenses, loss from operations or Adjusted EBIDTA for the Relevant Periods. During the first quarter of 2022, the Company received approximately $443,000 in refunds that related to the employee retention tax credits to which the Company did not qualify. In addition to the need to return a large portion of these funds to the IRS, the Company may incur additional penalties and interest.

On April 14, 2022, the Company, in consultation with the Audit Committee of its Board of Directors, concluded that the Company’s previously issued and amended condensed consolidated financial statements as of and for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Relevant Periods”) should no longer be relied upon. This conclusion was due to the Company re-evaluating its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. As a result, the Company amended for a second time its Quarterly Reports on Form 10-Q for the Relevant Periods to reflect restatements of its previously amended condensed consolidated financial statements for the Relevant Periods ("Amendment No. 2s"). These restatements had no impact on the Company’s cash position, revenues, operating expenses, loss from operations or Adjusted EBIDTA for the Relevant Periods.

Class Action Litigation

On May 23, 2022, Ali Safee, individually and on behalf of others, filed a complaint in United States District Court for the District of Colorado against the Company, Richard A. Murphy, and Majorie A. Hargrave (our former Chief Financial Officer). The complaint generally alleges violation of federal securities laws in connection with the Company’s amending of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 to reflect restatements of its consolidated financial statements for such quarters. The Company vigorously denies these claims and has tendered this litigation to its insurer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in our internal control over financial reporting described below, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. In connection with the preparation of this Annual Report, management previously re-evaluated the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Upon such re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party. Additionally, management re-evaluated the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020. Upon such re-evaluation, management determined that the Company was not eligible to receive certain amounts awarded. Further, the Company also re-evaluated its accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company Common Stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. Pursuant to such re-evaluation, the Company’s management determined that for the year ended December 31, 2021 the Company should have recognized deferred income tax expense through the recording of additional valuation allowance.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the identified material weakness had not been remediated and that there was a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments and our accounting for income taxes as of December 31, 2021.

Changes in Internal Control over Financial Reporting

In light of the material weakness described above, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and accounting for income taxes, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our Board of Directors as of June 5, 2022:

Name	Age	Board Committees
Robert S. Herlin	67	Audit and Compensation
William A. Jolly	68	Audit and Compensation
Richard A. Murphy	52	None

Robert S. Herlin. Mr. Herlin has served as a director for the Company since 2015. Mr. Herlin is also Chairman of Evolution Petroleum Corporation, Houston, Texas, a company with a class of securities registered pursuant to Section 12 of the Exchange Act. He has served as a director of Evolution Petroleum since its inception in 2003, was elected Chairman of its Board of Directors in 2009 and served as Chief Executive Officer from inception through 2015. Mr. Herlin also serves on the Board of Directors of Well Lift Inc., a private company that was spun off from Evolution Petroleum and is the owner and marketer of the GARP artificial lift technology. Mr. Herlin is also President of AVL Resources, LLC, a private energy company, and is actively engaged in new venture funding and advising. Mr. Herlin has 30 years of experience in engineering, energy transactions, operations and finance with small independents, larger independents and major integrated oil companies. Since 2003 until early 2010, Mr. Herlin also served as a non-active Partner with Tatum CFO, a financial advisory firm that provides executive officers on a part-time or full-time basis to clients. From 2001 to 2003, Mr. Herlin served as Senior Vice President and Chief Financial Officer of Intercontinental Towers Corporation, an international wireless infrastructure venture. Mr. Herlin also served on the Board of Directors of Boots and Coots, Inc., an oil field services company, from 2003 until its sale to Halliburton Company in September 2010. Prior to 2001, Mr. Herlin served in various officer capacities for upstream and downstream oil and gas companies, both private and public. Mr. Herlin served on the Engineering Advisory Board for the Brown School of Engineering at Rice University from 2013 to 2016. Mr. Herlin graduated with honors from Rice University with B.S. and M.E. degrees in chemical engineering and earned an MBA from Harvard University.

William A. Jolly. Mr. Jolly has served as a director for the Company since 2015. Mr. Jolly serves as an area chairman for the C12 group, which provides peer advisory services for middle market companies. Mr. Jolly served as a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focused on providing innovative banking solutions for small cap companies for 10 years. Mr. Jolly spent over 15 years with Procter & Gamble managing brands and subsidiaries in the U.S. and throughout Asia. Mr. Jolly then became Vice President for the Consumer Division of Scott Paper in Asia Pacific until it was acquired by Kimberly Clark. Mr. Jolly serves on the advisory board of ZetrOZ Systems, which develops non-invasive medical devices to accelerate tissue healing and relieve pain. Mr. Jolly received his undergraduate degree from Duke University and his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Richard A. Murphy. Mr. Murphy has served as our Executive Chair and Chief Executive Officer since May 2020 and as a director for the Company since January 2016. Mr. Murphy currently serves as the managing member of Cross River Capital Management, LLC, the general partner of Cross River Partners, L.P., currently the largest stockholder of the Company. Mr. Murphy founded Cross River Partners, L.P. in April of 2002. Cross River Partners, L.P. invests in micro-cap and small-cap companies with market capitalizations up to $1.5 billion at the time of initial investment. Mr. Murphy’s primary responsibility as managing member is investment research, analysis of investment opportunities, and coordinating final investment decisions for Cross River Partners, L.P. Prior to founding Cross River Partners, L.P., Mr. Murphy was an analyst and asset portfolio manager with SunAmerica Asset Management, LLC from 1998 to 2002. Mr. Murphy also worked as an associate investment banker at ING Barings in its food and agricultural division in 1998 and he worked at Chase Manhattan Bank from 1992 to 1996. He also sat on the Advisory Board of CMS Bankcorp, Inc. and currently sits on the Applied Investment Management Board for the University of Notre Dame. Mr. Murphy serves on the Board of Directors for MRI Holding Company, Inc., a restaurant company. Mr. Murphy received his MBA from the University of Notre Dame-Mendoza College of Business in 1998 and his bachelor’s degree in political science from Gettysburg College in 1992.

Director Qualifications

The Company believes that each of the directors has the requisite experience, qualifications, attributes and skills to enable the Board of Directors to effectively satisfy its oversight responsibilities. The following factors were among those considered that led to the Board’s conclusion that each would make valuable contributions to the Board:

• Robert S. Herlin: Mr. Herlin has 30 years of experience in engineering, energy transactions, and operations and finance of companies in the oil and gas sector. The Board believes Mr. Herlin’s experience and knowledge in the oil and gas sector are valuable to the Board of Directors as a whole.

• William A. Jolly: Mr. Jolly has previously served as a board member/advisor for several public companies. Mr. Jolly serves as an area chairman for the C12 group, which provides peer advisory services for middle market companies. In addition, Mr. Jolly served as a principal with Scarsdale Equities, a FINRA member broker/dealer in New York City where he focused on providing innovative banking solutions for small cap companies for over 10 years. The Board believes Mr. Jolly’s experience and knowledge advising public companies and experience in banking solutions for small cap companies are valuable to the Board of Directors as a whole.

• Richard A. Murphy: Mr. Murphy is the managing member of the general partner of the Company’s largest stockholder, Cross River Partners, L.P., and has experience analyzing and evaluating micro-cap companies. The Board believes Mr. Murphy’s years of experience advising emerging growth companies are valuable to the Board of Directors as a whole.

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of June 5, 2022:

Name	Age	Position
Richard A. Murphy	52	Executive Chairman and Chief Executive Officer
Mark K. Patterson	59	Chief Financial Officer

Richard A. Murphy. The business experience of Mr. Murphy is set forth above under “Directors.”

Mark K. Patterson. Mr. Patterson was appointed Chief Financial Officer effective April 22, 2022. Mr. Patterson previously served as Executive Vice-President, Chief Financial Officer, and Chief Operating Officer of All-State Express from 2016 to 2020. He also previously served as Chief Financial Officer and acting Chief Executive Officer of Transcard LLC, a financial technology company, from 2013 to 2016, and on the Board of Directors and as Chief Financial Officer of Express 1 - Expedited Solutions (now known as XPO Logistics, Inc.) from 2005 to 2009.

Corporate Governance

The Board is committed to sound and effective governance practices, which help us compete more effectively, sustain our success, and build long-term stockholder value. The Board reviews the Company’s governance policies and business strategies, and advises and counsels the executive officers who manage the Company.

Audit Committee

The Board has established a standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act and then Section 803(B) of the NYSE American LLC Company Guide as modified for smaller reporting companies by Section 801(h) of the NYSE American LLC Company Guide. The Audit Committee was established to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements.

The members of our Audit Committee are Messrs. Herlin and Jolly, each of whom meets the independence requirements under SEC Rule 10A-3(b)(1) and Section 802(a) of the NYSE American LLC Company Guide. The Board has determined that all current members of the Audit Committee are “financially literate” as interpreted by the Board in its business judgment. No members of the Audit Committee have been qualified as an audit committee financial expert, as defined in the applicable rules of the SEC, because the Board believes that the Company’s status as a smaller reporting company does not require expertise beyond financial literacy. The Audit Committee held twelve meetings during the year ended December 31, 2021. Mr. Herlin is chairman of the Audit Committee.

The Audit Committee meets quarterly with our independent accountants and management to review the scope and results of the annual audit and to review our financial statements and related reporting matters prior to the submission of the financial statements to the Board. In addition, the Audit Committee meets with the independent auditors at least on a quarterly basis to review and discuss the annual audit or quarterly review of our financial statements.

We have adopted an Audit Committee Charter that deals with the establishment of the Audit Committee and sets out its duties and responsibilities. The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee Charter is available on our Company website at www.enservco.com.

Nominating Committee

The Company has not established a nominating committee. Under Section 804(a) of the NYSE American LLC Company Guide, if there is no nominating committee, nominations must be made by a majority of the independent directors. In accordance with this rule, the independent members of the Board are responsible for identifying and nominating appropriate persons to become members of the Board, as necessary. In identifying Board candidates, it is the Company’s goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of the Company, while also reviewing other appropriate factors. Enservco believes that this method of identifying, evaluating, and nominating members to join the Board is appropriate given Enservco’s status as a smaller reporting company for SEC purposes.

The Company has adopted a nomination procedure in its Bylaws by which eligible stockholders may nominate a person to the Board. That procedure is as follows:

The Company will consider all recommendations from any person (or group) who holds and has (or collectively if a group have) held more than 5% of the Company’s voting securities for longer than one year. Any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Company’s corporate secretary by the date mentioned in the most recent proxy statement or information statement. The Notification must provide the following additional information:

•     Name, address, telephone number and other methods by which the Company can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

•     If the stockholder owns shares of the Company’s Common Stock other than on the Company’s records, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

•     Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

•     Name, address, telephone number and other contact information of the proposed nominee; and

•     All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, which shall be in a form reasonably acceptable to the Company.

Compensation Committee

The Board has established a standing Compensation Committee. The Board has appointed Messrs. Jolly and Herlin to the Compensation Committee, each of whom the Board has determined is independent pursuant to the independence tests under the NYSE American Company LLC Guide. The Compensation Committee is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers. The Compensation Committee held one meeting during the year ended December 31, 2021.

Pursuant to the NYSE American LLC Company Guide, the independent members of our Board determine the compensation of our Chief Executive Officer. The Board believes that this is appropriate given that the Company is a smaller reporting company and these compensation decisions are made by the independent directors.

We have adopted a Compensation Committee Charter that provides for the establishment of the Compensation Committee and sets out its duties and responsibilities. The Compensation Committee reviews and reassesses the adequacy of the Compensation Committee Charter on an annual basis. The Compensation Committee Charter is available on our Company website at www.enservco.com.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our directors and officers and any persons who own more than ten percent of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2021, we believe that during the Company’s 2021 fiscal year all of our named executive officers, directors, and greater than ten percent stockholders filed the required reports on a timely basis under Section 16(a) of the Exchange Act.

Code of Business Conduct and Whistleblower Policy

On July 27, 2010, our Board adopted a Code of Business Conduct and Whistleblower Policy (the “Code of Conduct”) which the Board updated on May 29, 2013. The Code of Conduct applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law and is posted on our Company website at www.enservco.com. Additionally, a copy of our Code of Conduct was filed as an exhibit to our Current Report on Form 8-K dated July 27, 2010 and the amended Code of Conduct was filed as an exhibit to a Current Report on Form 8-K dated May 29, 2013.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 2021 and 2020 earned by or awarded to (i) the individual who served as the Company’s principal executive officer at any time during fiscal 2021, and (ii) the Company’s two most highly compensated executive officers who were serving as executive officers at the end of fiscal 2021 and who received compensation in excess of $100,000. These individuals are referred to as our “named executives.”

Name and Principal Position	Fiscal Year	Salary			Bonus		Stock Awards(1)		Option Awards(1)		Non-Equity Incentive Plan Compensation		All Other Compensation(2)			Total
Richard A. Murphy CEO and President	2021 2020	$ $	160,577 1,677	(3)	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	16,035 30,771	(3)	$ $	176,612 32,448
Marjorie A. Hargrave(4) Former President and CFO	2021 2020	$ $	250,000 237,327		$ $	- -	$ $	187,000 -	$ $	- -	$ $	- -	$ $	9,303 4,643	(2) (2)	$ $	446,303 241,970

(1)

Stock awards reflect the grant date fair of the stock awards and option awards determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. The assumptions and methodologies used in the calculations of these amounts are set forth in Note 8 to the consolidated financial statements in this Annual Report. Under generally accepted accounting principles, compensation expense with respect to stock awards granted to our executive officers is generally recognized over the vesting periods applicable to the awards. The SEC disclosure rules require that we present stock award amounts in the applicable row of the table above using the entire grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest).

(2)	Represents health, life, dental and vision insurance premiums.
(3)	On May 29, 2020, Richard A. Murphy became the Executive Chair of the Company. In 2020, he received 1099 compensation of $30,771 and an additional $1,677 as a W-2 employee, totaling $32,448.
(4)	Ms. Hargrave departed the Company effective April 22, 2022.

Narrative Disclosure to Summary Compensation Table

The Compensation Committee reviews and approves the terms and structure of the compensation of the Company’s executive officers. The Compensation Committee considers various factors when evaluating and determining the terms and structure of the Company’s executive officer compensation, including the following:

1.	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s stockholders;
2.	The Company’s financial resources, results of operations, and financial projections;
3.	Performance compared to the financial, operational, and strategic goals established for the Company;
4.	The nature, scope, and level of the executive’s responsibilities;
5.	Competitive market compensation paid by other companies for similar positions, experience, and performance levels; and
6.	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward. The entire Board remains responsible for significant changes to, or adoption, of new employee benefit plans.

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive. In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following four components:

●	Base salary;
●	Annual short-term incentive plan compensation (cash bonus awards);
●	Long-term incentive compensation (equity awards); and
●	Other employment benefits.

Base Salary

Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. The Board believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies that are similar in size and complexity to the Company.

Mr. Murphy is the Company’s Executive Chair and CEO. He does not have a written employment agreement with the Company, but he does receive a base salary as well as standard benefits. On February 12, 2021, the Company’s Compensation Committee approved an increase in Mr. Murphy’s salary from $50,000 per year to $175,000 per year, effective immediately given his duties as the Company’s principle executive officer. In light of the cash compensation increase, the parties agreed that Mr. Murphy’s cash compensation specifically for Board service would be discontinued.

Cash Bonuses

Historically, discretionary cash bonuses were another element of our compensation plan. These discretionary cash bonuses provided executive officers and other employees with the potential to receive a portion of their annual cash compensation as a cash bonus in order to encourage performance to achieve key corporate objectives and to be competitive from a total remuneration standpoint. We did not establish a set formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and expect to continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as the Company’s overall performance including cash flow and other operational factors.

In 2018, we adopted the 2018 Short Term Incentive Plan (“2018 STIP”) in order to motivate and reward our named executive officers for meeting or exceeding corporate performance goals. Under the 2018 STIP, the Compensation Committee set target opportunities of 100% of base salary for our CEO, and 70% of base salary for our CFO and COO. The Compensation Committee also determined that 60% of the total cash incentive bonus for each named executive officer should be based on the Company’s attainment of a threshold ratio of EBITDA to debt, 20% should be based on the Company’s achievement of certain safety goals, and 20% should be discretionary at the discretion of the Compensation Committee, in each case subject to the Compensation Committee’s further adjustment in order to realign with corporate goals. The 2018 STIP is no longer in effect, and the Board did not award any discretionary bonuses to the named executive officers during 2021.

Equity-Based Compensation

Each of the Company’s executive officers is eligible to be granted awards under the Company’s equity compensation plans. The Company believes that equity-based compensation helps align management and executives’ interests with the interests of our stockholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, we have one active equity incentive plan for our management and employees, the 2016 Stock Incentive Plan (the “2016 Plan”), and one dormant equity incentive plan for our management and employees, the 2010 Stock Incentive Plan (the “2010 Plan”), pursuant to which there are still outstanding awards.

Historically, in determining whether to grant awards and the amount of any awards, the Company took into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package. In 2018, the Company adopted the Long-Term Incentive Plan (“LTIP”), which is intended to balance the short-term orientation of other compensation elements, further align management and shareholder interests, focus named executive officers on achievement of long-term results, and retain executive talent. The Company’s named executive officers and senior managers have been eligible to receive awards under the LTIP. All awards granted under the LTIP have been made pursuant to the 2016 Plan.

The Company has granted equity-based compensation to named executive officers as described below under the captions “Employment Agreements” and “Grants and Forfeitures of Equity Awards,” and as reflected in the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

In January 2021, Ms. Hargrave was granted 100,000 shares of restricted stock. 25% of these shares of restricted stock vested on January 1, 2022, 25% vested early on May 16, 2022 in accordance with the accelerated vesting stipulation in Ms. Hargrave's Separation Agreement discussed below, and the remaining 50% were set to vest based upon achievement of certain performance metrics. As a result of Ms. Hargrave's voluntary departure from the Company effective April 22, 2022, the remaining 50% of these performance based shares have been forfeited and will not vest.

In February 2021, Donovan Kelly received 15,000 shares of restricted stock, of which 7,500 shares vested on December 31, 2021 and the remaining 7,500 shares were set to vest on December 31, 2022. As a result of Mr. Kelly's voluntary departure from the Company effective April 21, 2022, the remaining 7,500 shares have been forfeited and will not vest.

Other Compensation/Benefits

Another element of the overall compensation is through providing our executive officers various employment benefits, such as the payment of health and life insurance premiums on behalf of the executive officers. Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees and the Company historically has made matching contributions to the 401(k) plan, including for the benefit of our executive officers. In April 2020, the Company ceased all matching to all employees including officers of its 401(k) plan.

Employment Agreement and Separation Agreement

The Company entered into an employment agreement with Ms. Hargrave effective July 24, 2019 (the “Hargrave Employment Agreement”) in connection with the appointment of Ms. Hargrave as Chief Financial Officer. The Hargrave Employment Agreement provides for an initial term of one year and renews for additional one-year terms unless the Company provides Ms. Hargrave with a notice of non-renewal at least 60 days prior to the then-current term. Pursuant to the Hargrave Employment Agreement, Ms. Hargrave received an annual base salary of $230,000 through December 31, 2020. Effective January 1, 2021, Ms. Hargrave’s annual base salary was increased to $250,000. In addition, Ms. Hargrave is eligible each year to receive a discretionary bonus in addition to her base salary, which will be awarded in such amounts as the Board will determine, and is eligible to receive long-term equity incentive awards. In connection with entering into the Hargrave Employment Agreement, on July 24, 2019, Ms. Hargrave was granted 22,000 restricted shares of common stock, half of which are time-vested and half of which are performance-vested. The time-vested portion of the restricted shares vest in one-third installments on each of January 23, 2020, January 23, 2021, and January 23, 2022, all of which have vested as of the date of this filing. The performance-vested portion of the restricted shares are subject to two performance metrics: (i) 6,600 restricted shares will vest upon the Company achieving a 90-day moving average stock price of at least $27.75 per common share, adjusted for stock splits, and (ii) 4,400 restricted shares will vest upon the Company achieving a ratio of Trailing Twelve-Month EBITDA to Consolidated Debt of 1.0 to 1.5, in each case subject to Ms. Hargrave’s continued employment with the Company.

Under the Hargrave Employment Agreement, if the Company terminates Ms. Hargrave’s employment without cause, or Ms. Hargrave’s employment is terminated as a result of her disability or death, Ms. Hargrave will be entitled to receive severance compensation in an amount equal to six months of her then-current base salary, plus bonus severance equal to the greater of her most recent discretionary bonus or three months of her then-current base salary, each to be paid in a lump sum with five business days following termination. In addition, Ms. Hargrave will be entitled to receive the same or similar health care benefits as provided to her at the time of termination for six months from the date of termination, all non-vested equity awards held by Ms. Hargrave will immediately vest, and any stock options which are the subject of such awards will be exercisable for a period of three months following such termination in accordance with the applicable Company equity incentive plan under which such options were granted.

Upon a change of control event, as defined in the Hargrave Employment Agreement, all non-vested equity awards held by Ms. Hargrave will immediately vest and any stock options which are the subject of such awards will be exercisable for the longer of: (i) three months following the change of control event, or (ii) the period set forth for the exercise of any such stock options held by any employee in the agreement accomplishing the change of control event. If, within twelve months following a change of control event, Ms. Hargrave’s employment is terminated by the Company or she resigns after receiving notice that the Hargrave Employment Agreement will not be renewed, Ms. Hargrave will be entitled to receive six months of her then-current base salary, plus 100% of the target amount of any discretionary bonus that she is eligible to earn in the year of termination, to be paid as a lump-sum within five days following the date of termination. She will also be entitled to six months of continued health care benefits.

On April 13, 2022, following notice of her intent to depart, the Company entered into a Separation Agreement and Release with Ms. Hargrave.  Under the Separation Agreement, the Company and Ms. Hargrave mutually agreed that Ms. Hargrave’s employment would end on April 22, 2022. As a replacement for certain compensation and benefits provided in the Hargrave Employment Agreement, and in exchange for Ms. Hargrave’s waiver and release of claims, the Company agreed to provide Ms. Hargrave with the following separation benefits: (i) pay $187,000 (less applicable taxes) in monthly installments over a nine month period; b) pay the cost of medical insurance coverage through January 31, 2023 or until Ms. Hargrave becomes eligible through full-time employment with another employer to obtain comparable replacement coverage, whichever occurs first; (iii) accelerate the vesting of 25,000 time-vested restricted shares as of  May 16, 2022; and (iv) receive 50,000 shares of Company common stock on April 22, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2021.

Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Richard A. Murphy	-		$-		-	-
Marjorie A. Hargrave	114,666	(1)	$97,810	(2)	-	-

(1)

Represents restricted stock awards issued effective July 24, 2019 that vest ratably over a three-year period on each of January 23, 2020, 2021, and 2022, and restricted shares issued on January 1, 2021 that vest ratably over a two-year period on January 1, 2022 and January 1, 2023.

(2)	Market value calculations based on the Company’s closing stock price of $0.853 on December 31, 2021, the last trading day during the year ended December 31, 2021.

Compensation of Directors

For Board service during 2021, each non-employee director earned a quarterly director fee of $5,000. In addition, the Chair of each Board committee received a $2,500 quarterly fee, and each director received a $1,000 attendance fee for each special board meeting and committee meeting attended. As Chair of the Board, Mr. Murphy did not earn any board fees due to his employment with the Company.

The table below reflects compensation earned by the non-employee members of the Board during the year ended December 31, 2021.

Director	Fees Earned or Paid in Cash	Stock Awards ($)(1)	All Other Compensation Awards	Total
Robert S. Herlin	$39,000	$30,000	$-	$69,000
William A. Jolly	$39,000	$30,000	$-	$69,000

(1)

Amounts represent the grant date fair value of stock awards and options awards granted to the directors based on provisions of ASC 718-10, Stock Compensation. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of June 5, 2022 certain information regarding beneficial ownership of our Company Common Stock by: (i) each person known to us to beneficially own 5% or more of our common stock; (ii) each executive officer who in this Annual Report are collectively referred to as the “Named Executive Officers;” (iii) each of our directors; and (iv) all of our executive officers (as that term is defined under the rules and regulations of the SEC) and directors as a group.

We have determined beneficial ownership in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership generally means having sole or shared voting or investment power with respect to securities. Unless otherwise indicated in the footnotes to the table, each stockholder named in the table below has sole voting and investment power with respect to the shares of common stock set forth opposite the stockholder’s name. We have based our calculation of the percentage of beneficial ownership on 11,491,623 shares of Company Common Stock outstanding on June 5, 2022.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Common Stock
Named Executive Officers and Nominees:
Richard A. Murphy	2,067,271	(3)	17.99%
Mark K. Patterson	-		-%
Robert S. Herlin	82,292	(4)	* %
William A. Jolly	82,625	(5)	* %

All current executive officers and nominees as a group (4 persons)	2,232,188		19.42%

________________________________________________

* The percentage of Company Common Stock beneficially owned is less than 1%.

(1)	The address of the beneficial owners in each case is c/o Enservco Corporation, 14133 County Road 9 ½, Longmont, CO 80504 except as indicated below.
(2)	Calculated in accordance with Rule 13d-3 under the Exchange Act.
(3)

Consists of the following: (i) 50,383 shares of Company Common Stock owned directly by Mr. Murphy; (ii) warrants to acquire 192,085 shares of Company Common Stock held by Cross River Partners, L.P., and (iii) 1,824,803 shares of Company Common Stock held by Cross River Partners, L.P. Mr. Murphy is the managing partner of Cross River Partners, L.P. The address of Cross River Partners, L.P. is 31 Bailey Ave, Suite D, Ridgefield, CT 06877.

(4)

Consists of 82,292 shares of Company Common Stock owned by Mr. Herlin, 35,170 of which are unvested restricted shares. The restrictions lapse at the earlier of the Enservco Annual Meeting or a year of service on the Board of Directors.

(5)	Consists of 82,625 shares of Company Common Stock owned by Mr. Jolly, 35,170 of which are unvested restricted shares. The restrictions lapse at the earlier of the Enservco Annual Meeting or a year of service on the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2021:

Equity Compensation Plan Information
Number of Securities
Remaining Available
	Number of Securities			for Future Issuance
	to be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
and Description	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,334	(1)	$5.55	510,227	(2)
Total	1,334		$5.55	510,227

(1)	Represents unexercised options outstanding under the Company’s 2016 Plan.
(2)

Calculated as 692,782 shares of Company common stock reserved for the 2016 Plan less 1,334 options outstanding or exercised under the 2016 Plan and 181,221 of Restricted Stock Award shares outstanding under the 2016 Plan. No additional stock option grants will be granted under the 2010 Plan as summarized below.

Description of the 2010 Stock Incentive Plan

On July 27, 2010, the Company’s Board adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The 2010 Plan permitted the granting of equity-based awards to our directors, officers, employees, consultants, independent contractors and affiliates. The 2010 Plan was approved by the Company’s stockholders in October 2010 and permitted the issuance of options that qualify as Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

The 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of December 31, 2021, there are no options to purchase shares under the 2010 Plan.

Description of the 2016 Stock Incentive Plan

On July 18, 2016, the Board unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The 2016 Plan is administered by our Board, which may in turn delegate authority to administer the 2016 Plan to a committee. Our plan administrator may make grants of cash and equity awards under the 2016 Plan to facilitate compliance with Section 162(m) of the Code. Subject to the terms of the 2016 Plan, the plan administrator may determine the recipients, numbers and types of awards to be granted, and the terms and conditions of the awards, including the period of their exercisability and vesting. On November 29, 2017, the Board established a compensation committee that will administer the 2016 Plan.

The aggregate number of shares of our common stock reserved for issuance under the 2016 Plan will not exceed 692,782 shares through September 29, 2026 (the stated life of the 2016 Plan). As of December 31, 2021, there were options outstanding to purchase up to 1,334 shares, 61,778 options had been exercised pursuant to the 2016 Plan, and there were restricted stock awards outstanding equivalent to 181,221 shares under the 2016 Plan.

There is no requirement to describe plans that have been approved by the Company's shareholders.

The 2016 Plan permits the granting of:

●	Stock options (including both incentive and non-qualified stock options);
●	Stock appreciation rights ("SARs");
●	Restricted stock and restricted stock units;
●	Performance awards of cash, stock, other securities or property;
●	Other stock grants; and
●	Other stock-based awards.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board has adopted a written policy that establishes a framework for the review and approval or ratification of transactions between the Company and its related parties and/or their respective affiliated entities. We refer to this policy as our “Related Party Transactions Policy.” The Related Party Transactions Policy is available on our website at www.enservco.com.

Pursuant to this policy, “Related Parties” includes our executive officers and directors, any nominee for director, beneficial owners of 5% or greater of the Company’s voting securities, and the immediate family members of any of the foregoing persons. An “Immediate Family Member” of a Related Party means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, or any person sharing a household with the Related Party, other than a tenant or employee.

A “Related Party Transaction” includes:

• any transaction or relationship directly or indirectly involving a Related Party that would need to be disclosed under Item 404(a) of SEC Regulation S-K;

• any material amendment or modification to an existing Related Party Transaction; and/or

• any transaction deemed by the directors or the Company’s legal counsel to be a Related Party Transaction.

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

The Company’s executive officers, directors, and nominees for director are required to promptly notify the Board and the Company’s legal counsel of any proposed Related Party Transaction. The Company’s disinterested directors will review such transaction, considering all relevant facts and circumstances, including the commercial reasonableness of the terms, the benefit and perceived benefit (or lack thereof) to the Company, opportunity costs of alternate transactions, the materiality and character of the Related Party’s direct or indirect interest, and the actual or apparent conflict of interest of the Related Party. The disinterested directors may not approve or ratify a Related Party Transaction unless they have determined that upon consideration of all relevant information, the proposed Related Party Transaction is in, or not inconsistent with, the best interests of the Company and its stockholders.

The following sets forth information regarding transactions between the Company (and its subsidiaries) and its officers, directors, nominees, and more than 5% significant stockholders since January 1, 2021.

In December 2021, Cross River Partners, LP, an entity controlled by  Richard A. Murphy, our CEO and Chairman (“Cross River”), wired $210,000 (approved by the Independent Board Members on December 22, 2021 as evidenced by minutes dated December 21, 2021) to Gordon Brothers in connection with a due diligence fee associated with Gordon Brothers potentially loaning funds to Enservco to repay East West Bank. Subsequent to the funding, it was determined that Gordon Brothers was not able to complete the loan and wired back to Cross River Partners $145,000 on January 20, 2022. Also, on February 16, 2022, Gordon Brothers wired to Cross River Partners, LP an amount equal to $17,078. As such, the outstanding loan as of the date of this filing is $47,922 between Cross River Partners (lender) and the Company (borrower).

The Company and Heat Waves Hot Oil Service LLC filed revised 941-Xs in connection with Employee Retention Credits under the CARES Act for the third and fourth quarters of 2020 and part of the first quarter of 2021. The total of these credits was in excess of $700,000. In order for East West Bank to loan the Company $700,000 in connection with pledging these credits to East West Bank, Cross River entered into a Commercial Guaranty dated January 25, 2022 signed by Richard A. Murphy wherein Cross River guaranteed repayment of a $700,000 advance in the event that the Employee Retention Credits were not received by the Company and deposited into their account at East West Bank.  On February 14, 2022, three checks were posted to Heat Waves Hot Oil Service LLC’s account at East West Bank in the amount of $780,136.12 from the United States Treasury for the Heat Waves Hot Oil Service LLC Employee Retention Credits for the third and fourth quarters of 2020, as well as the first quarter of 2021. As such, the Commercial Guaranty from Cross River to East West Bank was satisfied in full and no further obligation in respect to this matter existed as of February 14, 2022.

On February 22, 2022, Cross River loaned to the Company $1,000,000. The amount wired to the Company’s account was $925,000 and the remaining $75,000 was funded by Cross River to Utica LeaseCo, LLC as a due diligence fee in the amount of $75,000. Utica Finance Company has lent on the equipment of Heat Waves Hot Oil Service LLC in order to retire the East West Bank loan effective March 24, 2022. This loan is secured by a receivable from Civitas Corporation.

On March 10, 2022, Cross River loaned $200,000 to the Company and, as such, the loan described above was increased to $1.2 million. On March 24, 2022, the Company repaid the $1.2 million loan plus all accrued interest.

On March 24, 2022, the Company issued a convertible subordinated note in the aggregate principal amount of $1.2 million to Cross River. The note has a term of six years and bears interest at a rate of 7% per annum. The Company is required to make quarterly interest-only payments for one year beginning June 30, 2022 and pay the remaining balance of the principal and accrued interest over the next five years based on a ten year amortization schedule. The note can be converted into shares of the Company’s Common Stock at a conversion price equal to the average closing price of the Company's Common Stock for the five days prior to the date of conversion.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed

The following is a summary and description of fees for services provided by Plante & Moran, PLLC ("Plante Moran"), the Company’s independent registered public accounting firm, for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees(1)	$181,500	$197,715
Audit-related fees(2)	30,000	27,923
Tax fees	-	500
All other fees(3)	-	-
Total	$211,500	$226,138

(1)

Audit fees include fees for professional services for the audit of our annual consolidated financial statements, reviews of the consolidated financial statements included in our Form 10-Q filings, audits of company provided employee benefit plans, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Audit-related fees include fees for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, including review of the consolidated financial statements incurred in conjunction with registration statements.

(3)	All other fees include amounts billed for consultation provided to the Company.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent public accountants, and pre-approves all audit services and permissible non-audit services to be provided to the Company by its independent registered public accounting firm. The Audit Committee may, in its discretion, delegate the authority to pre-approve all audit services and permissible non-audit services to the Chair of the Audit Committee, provided the Chair reports any delegated pre-approvals to the Audit Committee at the next meeting thereof. The Audit Committee has not, however, adopted any specific policies and procedures for the engagement of non-audit services.

The Audit Committee approved of Plante Moran performing our audit and all other consultation services provided for the 2021 and 2020 fiscal years as set forth in the table above.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Title
1.01	Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020. (21)
3.01	Second Amended and Restated Certificate of Incorporation. (1)
3.02	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation. (2)
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020. (18)
3.04	Amended and Restated Bylaws. (3)
4.01	Description of Securities. (13)
4.02	Warrant to Purchase Common Stock dated September 23, 2020. (17)
10.01	2016 Stock Incentive Plan. (4)
10.02	Employment Agreement between the Company and Marjorie A. Hargrave. (9)
10.03	Loan and Security Agreement with East West Bank, a California banking corporation. (22)
10.04	Form of Indemnification Agreement. (5)
10.05	Subordinated Loan Agreement. (10)
10.06	Subordinated Promissory Note – $1.0 Million. (7)
10.07	Subordinated Promissory Note – $1.5 Million. (7)
10.08	Executive Severance Agreement effective May 29, 2020, by and between Ian E. Dickinson and the Company (14)
10.09	First Amendment to Loan and Security Agreement and Waiver, dated November 20, 2017. (8)
10.10	Second Amendment to Loan and Security Agreement dated October 26, 2018. (11)
10.11	Third Amendment to Loan and Security Agreement dated August 12, 2019. (10)
10.12	Membership Interest Purchase Agreement to purchase Adler Hot Oil Service, LLC. (12)
10.13	Seller Subordinated Promissory Note. (18)
10.14	PPP Promissory Note dated April 10, 2020. (15)
10.15	Fourth Amendment to Loan and Security Agreement dated July 6, 2020. (16)
10.16	Fifth Amendment to Loan and Security Agreement dated September 23, 2020 (17)
10.17	Sixth Amendment to Loan and Security Agreement dated February 1, 2021 (19)
10.18	Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021. (20)
10.19	Seventh Amendment to Loan and Security Agreement dated April 26, 2021. (23)
10.20	Eigth Amendment to Loan and Security Agreement dated November 12, 2021. (24)
10.21	East West Bank payoff letter dated March 18, 2022 by and among East West Bank, Enservco Corporation, Dillco Fluid Service, Inc., Heat Waves Hot Oil Service, LLC, Heat Waves Water Management LLC. (25)
10.22	Master Lease Agreement dated March 24, 2022 by and between Utica Leaseco, LLC and Heat Waves Hot Oil Services LLC. (25)
10.23	Master Lease Guaranty dated March 24, 2022 by Enservco Corporation. (25)
10.24	Invoice Purchase Agreement dated March 24, 2022 by and between LSQ Funding Group, LLC and Heat Waves Hot Oil Services LLC. (25)
10.25	Entity Guaranty dated March 24, 2022 by Enservco Corporation. (25)
10.26	Intercreditor Agreement dated March 24, 2022 by and among Utica Leaseco, LLC, LSQ Funding Group, LLC, Heat Waves Hot Oil Services LLC, and Enservco Corporation. (25)
10.27	Convertible Subordinated Promissory Note dated March 22, 2022 of Enservco Corporation issued to Cross River Partners, LP. (25)
11.1	Statement of Computation of per share earnings. Filed herewith. (contained in Note 2 to the Consolidated Financial Statements).
14.1	Code of Business Conduct and Ethics Whistleblower Policy. (6)
21.1	Subsidiaries of Enservco Corporation. Filed herewith.
23.1	Consent of Plante & Moran, PLLC.
24.1	Power of Attorney (included on signature page).
31.1

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1

Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(4)	Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016.
(5)	Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 28, 2017, and filed on July 3, 2017.
(8)	Incorporated by reference from the Company's Current Report on Form 8-K dated November 20, 2017, and filed on November 21, 2017.
(9)	Incorporated by reference from the Company's Current Report on Form 8-K dated July 24, 2019, and filed on July 24, 2019.
(10)	Incorporated by reference from the Company's Current Report on From 10-Q dated June 30, 2019 and filed on August 14, 2018.
(11)	Incorporated by reference from the Company's Current Report on From 8-K dated October 26, 2018 and filed on November 1, 2018.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 2, 2016, and filed on December 7, 2016.
(13)	Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020.
(14)	Incorporated by reference from the Company's Current Report on Form 8-K dated May 29, 2019, and filed on June 2, 2019.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 10, 2020, and filed on April 16, 2020.
(16)	Incorporated by reference from the Company’s Current Report on From 10-Q dated June 30, 2020 and filed on August 14, 2020.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 1, 2021, and filed on February 2, 2021.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020.
(22)	Incorporated by reference from the Company’s Current Report on Form 10-Q dated June 30, 2017, and filed on August 14, 2017.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 26, 2021, and filed on April 30, 2021.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 12, 2021, and filed on November 15, 2021.
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: July 6, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)

(Power of Attorney)

Each person whose signature appears below appoints Richard A. Murphy as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K for the year ended December 31, 2021, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

ENSERVCO CORPORATION

Date: July 6, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer)

Date: July 6, 2022	/s/ Robert S. Herlin
Director

Date: July 6, 2022	/s/ William A. Jolly
Director