Form 10-Q
period 2022-03-31
Enservco Corp
filed 2022-10-19
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36335

ENSERVCO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0811316
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14133 Country Road 9 1/2 Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (303) 333-3678

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock	ENSV	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 17, 2022 there were 11,491,623 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$990	$149
Accounts receivable, net	5,666	2,845
Prepaid expenses and other current assets	1,258	2,185
Inventories	405	346
Assets held for sale	68	68
Total current assets	8,387	5,593

Property and equipment, net	15,128	16,173
Goodwill	546	546
Intangible assets, net	345	399
Right-of-use asset - finance, net	31	41
Right-of-use asset - operating, net	1,862	2,060
Other assets	328	336

TOTAL ASSETS	$26,627	$25,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$5,050	$2,857
Senior revolving credit facility, related party (including future interest payable of $0 and $38, respectively - see Note 5)	-	8,698
Utica facility (Note 5)	919	-
LSQ facility (Note 5)	2,400	-
Subordinated debt, related party (Note 2 and Note 5)	-	211
Lease liability - finance, current	13	20
Lease liability - operating, current	638	688
Current portion of long-term debt	59	58
Other current liabilities	1,000	-
Total current liabilities	10,079	12,532

Non-Current Liabilities:
Senior revolving credit facility, related party	-	5,404
Utica facility, less current portion (Note 5)	5,083	-
March 2022 convertible note, related party (Note 2 and Note 5)	1,200	-
Long-term debt, less current portion (Note 5)	39	54
Lease liability - finance, less current portion	19	23
Lease liability - operating, less current portion	1,348	1,496
Deferred tax liabilities	273	273
Other non-current liabilities	21	24
Total non-current liabilities	7,983	7,274

TOTAL LIABILITIES	18,062	19,806

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 11,509,531 and 11,439,191 shares issued as of March 31, 2022 and December 31, 2021, respectively; 6,907 shares of treasury stock as of March 31, 2022 and December 31, 2021, respectively; and 11,502,624 and 11,432,284 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	40,949	40,866
Accumulated deficit	(32,441)	(35,581)
Total stockholders' equity	8,565	5,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,627	$25,148

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Production services	$2,747	$1,844
Completion and other services	5,836	3,299
Total revenues	8,583	5,143

Expenses:
Production services	2,584	1,967
Completion and other services	4,710	3,142
Sales, general, and administrative expenses	1,111	1,005
Loss on disposal of assets	35	51
Depreciation and amortization	1,143	1,336
Total operating expenses	9,583	7,501

Loss from operations	(1,000)	(2,358)

Other (expense) income:
Interest expense	(172)	(33)
Gain on debt extinguishment (Note 5)	4,277	-
Other income (expense)	35	(78)
Total other income (expense)	4,140	(111)

Income (loss) from continuing operations before taxes	3,140	(2,469)
Deferred income tax expense	-	(1,425)
Income (loss) from continuing operations	3,140	(3,894)
Loss from discontinued operations	-	(8)
Net income (loss)	$3,140	$(3,902)

Income (loss) from continuing operations per common share - basic	$0.27	$(0.42)
Loss from discontinued operations per common share - basic	-	-
Net income (loss) per share - basic	$0.27	$(0.42)

Income (loss) from continuing operations per common share - diluted	$0.27	$(0.42)
Loss from discontinued operations per common share - diluted	-	-
Net income (loss) per share - diluted	$0.27	$(0.42)

Basic weighted average number of common shares outstanding	11,452	9,187
Add: Dilutive shares	135	-
Diluted weighted average number of common shares outstanding	11,587	9,187

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021	11,433	$57	$40,760	(31,431)	$9,386

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342
Stock-based compensation	-	-	21	-	21
Restricted share issuances	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$3,140	$(3,902)
Net loss from discontinued operations	-	(8)
Net income (loss) from continuing operations	3,140	(3,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,143	1,336
Deferred income tax expense	-	1,425
Loss on disposal of equipment	35	51
Board compensation issued in equity	60	311
Gain on debt extinguishment	(4,277)	-
Interest paid-in-kind on line of credit	119	-
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304
Stock-based compensation	21	24
Amortization of debt issuance costs and discount	12	8
Provision for bad debt expense	-	38
Changes in operating assets and liabilities:
Accounts receivable	(2,821)	(1,476)
Inventories	(60)	(39)
Prepaid expense and other current assets	927	(113)
Amortization of operating lease assets	198	210
Other assets	5	2
Accounts payable and accrued liabilities	2,194	(556)
Operating lease liabilities	(199)	(206)
Other liabilities	-	(45)
Net cash provided by (used in) operating activities - continuing operations	497	(2,620)
Net cash used in operating activities - discontinued operations	-	(2)
Net cash provided by (used in) operating activities	497	(2,622)

INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(45)
Proceeds from disposals of property and equipment	-	13
Net cash used in investing activities - continuing operations	(68)	(32)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash used in investing activities	(68)	(32)

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	-	9,660
Stock issuance costs and registration fees	-	(815)
Term loan contractual repayments	(350)	(3,000)
Term loan repayment consummated in conjunction with Refinance (Note 5)	(8,400)	-
Establishment of LSQ Facility consummated in conjunction with Refinance (Note 5)	2,400	-
Establishment of Utica Facility consummated in conjunction with Refinance, net (Note 5)	6,000	-
Net line of credit repayments	-	(701)
Troubled debt restructuring accrued future interest payments	(176)	(209)
March 2022 convertible note residual proceeds	963	-
Repayment of long-term debt	(14)	(25)
Payments of finance leases	(11)	(22)
Net cash provided by financing activities - continuing operations	412	4,888
Net cash used in financing activities - discontinued operations	-	(1)
Net cash provided by financing activities	412	4,887

Net Increase in Cash and Cash Equivalents	841	2,233

Cash and Cash Equivalents, beginning of period	149	1,467

Cash and Cash Equivalents, end of period	$990	$3,700

Supplemental Cash Flow Information:
Cash paid for interest	$176	$220
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash establishment of EWB Obligation consummated in conjunction with Refinance (Note 5)	$1,000	$-
Non-cash conversion of subordinated debt and accrued interest to Company common stock	-	1,312
Non-cash conversion of unamortized subordinated debt discount	-	61

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of March 31, 2022 and December 31, 2021 and the results of operations for the three months ended March 31, 2022 and 2021.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2021. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Capital Resources

On August 10, 2017, the Company entered into a Loan and Security Agreement, as amended, with East West Bank (the "2017 Amended Credit Agreement") which provided for a three-year, $37.0 million senior secured revolving credit facility (the "Senior Revolving Credit Facility" or "2017 Amended Credit Facility"). On September 23, 2020, the Company and East West Bank entered into the Fifth Amendment to Loan and Security Agreement and Waiver (the "Fifth Amendment") which, among other things, provided for a loan concession of $16.0 million in exchange for 533,334 shares of Company common stock and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock in the future at an exercise price of $3.75 per share, as well as further extending the maturity date for the repayment of the 2017 Amended Credit Facility to October 15, 2021. On February 1, 2021, we entered into the Sixth Amendment to Loan and Security Agreement (the "Sixth Amendment") which extended the maturity date of the loan for an additional year to October 15, 2022, and modified certain covenants. The Seventh Amendment to the 2017 Amended Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021 and continuing until maturity on October 15, 2022.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank (the "Eighth Amendment") which, among other things, provided for a waiver of default of the revenue covenant based upon our October trailing three-month period gross revenue and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues was waived and would not be used in any future three-month period gross revenue covenant calculation. For the month ended November 30, 2021, covenant compliance was measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 was measured at 80% of the reforecast  November and December revenues. Beginning with the month ended January 31, 2022 and continuing until March 31, 2022, revenue covenant compliance would be measured at 80% of the trailing three months forecast gross revenues. Beginning with the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance would be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those would include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenue waiver and the Eight Amendment.

In March 2022, the Company entered into a new financing arrangement with lenders which replaced the 2017 Amended Credit Facility in its entirety. The new facilities are more fully described in Note 5 - Debt. The new facilities consist of a term debt facility and a receivables factoring agreement. Upon entry into this facility, East West Bank agreed to forgive approximately $4.3 million of the Company's indebtedness under the 2017 Amended Credit Facility.

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three months ended March 31, 2022, we generated net income of approximately $3.1 million and had positive cash flows from operations of approximately $497,000. The improvement from net loss to net income was primarily due to a $1.3 million improvement in loss from operations and a $4.3 million gain on debt extinguishment related to the Refinancing as defined and discussed in Note 5 - Debt. As of March 31, 2022, we had total current assets of $8.4 million and total current liabilities of $10.1 million, or a working capital deficit of $1.7 million.

Due to recent developments, especially as it relates to the Refinancing, the Company believes there is not substantial doubt over its ability to continue as a going concern. See Note 5 - Debt for a description of events that have occurred subsequent to the balance sheet date that impact our liquidity position as of the date of this filing.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of March 31, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of approximately $245,000 and $482,000 respectively. For the three months ended March 31, 2022, the Company recorded $0 to bad debt expense, while writing off approximately $237,000 in uncollectible accounts. For the three months ended March 31, 2021, the Company recorded approximately $38,000 to bad debt expense.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2022 and 2021, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest for the three months ended March 31, 2022 or 2021. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three months ended March 31, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three months ended March 31, 2022 and 2021, the Company recorded no impairment charges on its held for sale assets.

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

For the three months ended March 31, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

Revenue Recognition

The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. The vast majority of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally thirty to sixty days. Due to the nature of our business, the Company has no contractual arrangements that include multiple performance obligations.

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

Disaggregation of Revenue

See Note 10 - Segment Reporting for disaggregation of revenue.

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding stock options, restricted stock or warrants and is computed using the if-converted method for convertible securities.

As of March 31, 2022 and 2021, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,374,639 and 1,383,489 shares of Company common stock, respectively, which have a potentially dilutive impact on earnings per share. See Note 9 - Stock Options and Restricted Stock.

As of March 31, 2022 and 2021, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2022 and 2021, and the exercise price, multiplied by the number of in-the-money instruments); therefore, their inclusion as a common stock equivalent is antidilutive. Dilution is not permitted if there are net losses during the period.

As of March 31, 2022 and 2021, the Company has unvested restricted stock awards with service and performance conditions. Due to the net loss incurred for the three months ended March 31, 2021, these unvested shares are considered antidilutive; therefore, they have been excluded from diluted earnings per share for the prior period. For the three months ended March 31, 2022, there are 95,221 unvested restricted shares included in the computation for diluted earnings per share since they are service-based shares and are considered outstanding as of the grant date. There are 86,000 unvested restricted shares that have performance conditions and these shares are considered contingently issuable shares in the computation of diluted earnings per share. Due to the uncertainty that these performance conditions will be achieved, they have been excluded from the computation of diluted earnings per share until such time that it is probable that such performance conditions will be met.

As of March 31, 2022, the Company has a $1.2 million convertible note (the "March 2022 Convertible Note" as defined and discussed in Note 5 - Debt) outstanding that is convertible at a conversion price equal to the average closing price of the Company's common stock for a five-day period prior to exercising such conversion. Accordingly, applying the if-converted method to the March 2022 Convertible Note at March 31, 2022 results in weighted average common stock equivalents totaling 40,064 shares that are included in the computation of diluted earnings per share.

The total number of common stock equivalents used in the computation of diluted earnings per share for the three months ended March 31, 2022 is 135,285.

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

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2018 through 2021 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2017 to 2021.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels for the three months ended March 31, 2022. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Reclassifications

Certain prior period amounts may have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s condensed consolidated statements of operations.

Recent Accounting Pronouncements

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Trucks and vehicles	$54,652	$54,670
Other equipment	2,059	2,059
Buildings and improvements	3,146	3,140
Land	378	378
Total property and equipment	60,235	60,247
Accumulated depreciation	(45,107)	(44,074)
Property and equipment, net	$15,128	$16,173

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of approximately $1.1 million and $1.3 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	March 31, 2022	December 31, 2021
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(722)	(668)
Net carrying value	$345	$399

The useful lives of our intangible assets are estimated to be five years at inception. For the three months ended March 31, 2022 and 2021, amortization expense was approximately $54,000.

The following table represents the amortization expense for the twelve months ending March 31 (in thousands):

	2023	2024	2025	2026	2027
Customer relationships	$125	$73	$-	$-	$-
Patents and trademarks	93	54	-	-	-
Total intangible asset amortization expense	$218	$127	$-	$-	$-

Note 5 – Debt

East West Bank Revolving Credit Facility

On August 10, 2017, the Company entered into the 2017 Amended Credit Agreement with East West Bank. The 2017 Amended Credit Agreement originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment entered into on September 23, 2020 restructured the loan by exchanging $16.0 million of the loan into the Company's equity and converting the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment effective January 1, 2021 further extended the maturity date and modified the financial covenants effective January 1, 2021. The Seventh Amendment to the 2017 Amended Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on November 15, 2021 and continuing until maturity on October 15, 2022. Interest on the 2017 Amended Credit Facility was fixed at 8.25%. Interest on the first 5.25% was calculated monthly and paid in arrears, while the remaining 3.00% would have been accrued to the loan balance through October 15, 2022, and due with all remaining outstanding principal on the maturity date. Additionally, the 2017 Amended Credit Facility was subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeded the average monthly balance of the 2017 Amended Credit Facility, payable monthly in arrears. The 2017 Amended Credit Facility was collateralized by substantially all our assets and subject to financial covenants.

Under the 2017 Amended Credit Agreement, we were subject to the following financial covenants:

(1)  On December 31, 2021, we were required to maintain liquidity of not less than $1.5 million; and

(2)  For each trailing three-month period, commencing with the three-month period ending March 31, 2021, we were required to achieve gross revenue of at least seventy percent (70%) of our projected gross revenue; and

(3)  We were limited to a capital expenditures cap of $1.2 million for any fiscal year that the loan remained outstanding.

On February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of December 31, 2021, we had an outstanding principal loan balance under the 2017 Amended Credit Facility of approximately $13.5 million with a weighted average interest rate of 8.25% per year. As of December 31, 2021, our availability under the 2017 Amended Credit Agreement was $1.0 million. The 2017 Amended Credit Facility balance of $14.1 million as of December 31, 2021 included approximately $38,000 of future interest payable due over the remaining term of the 2017 Amended Credit Facility in accordance with Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructuring by Debtors.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank which, among other things, provided for a waiver of default of the revenue covenant based upon our October trailing three-month period gross revenue and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues was waived and was not used in any future three-month period gross revenue covenant calculation. For the month ended November 30, 2021, covenant compliance was to be measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 was to be measured at 80% of the reforecast  November and December revenues. Beginning for the month ended January 31, 2022 and continuing until March 31, 2022, revenue covenant compliance was to be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance was to be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those would include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenue waiver and the Eight Amendment.

In connection with amending the 2017 Amended Credit Agreement on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank could not be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares was exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and was recorded in "Additional paid-in capital" in the condensed consolidated balance sheets. The Company recorded a total gain on the debt restructuring of $11.9 million during the third quarter of 2020, which was calculated by subtracting from the $16.0 million loan forgiveness, a) the future interest payable on the 2017 Amended Credit Facility; b) the value of the Company common stock issued; and c) the fair value of the warrant.

In  December 2021, the Company sent several assets that were no longer being utilized to a live auction. The assets were sold at the auction for net proceeds of $272,000, which was applied to the equipment term loan as a payment of principal upon receipt on  December 23, 2021. The Company's 2017 Amended Credit Agreement was refinanced effective March 24, 2022 (see "The Refinancing" below).

The Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its existing, aforementioned 2017 Amended Credit Facility with the East West Bank, which had an outstanding principal balance of $13.8 million at the time of extinguishment. Pursuant to the pay-off letter dated as of  March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5.00% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million ("EWB Obligation").

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The aforementioned surcharge is discretionary on the part of Utica and will be calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter. This surcharge will be added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and be due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from such equipment should the incumbered equipment be sold. The Company also has the option, after twelve months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

Additionally, as part of the Refinancing and in accordance with ASC 470-10-45, the Company classified approximately $5.4 million of its outstanding $14.1 million 2017 Amended Credit Facility with East West Bank as a long-term liability versus a current liability on its consolidated balance sheet as of  December 31, 2021. This $5.4 million represents the amount of indebtedness under the Company's Utica Facility that is due and payable more than twelve months from the balance sheet date of  December 31, 2021. The other facilities consummated as part of the Refinancing were considered for long-term liability treatment versus current liability treatment, however management felt that the Utica Facility was the only resulting component of the Refinancing that should be treated in accordance with ASC 470-10-45.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the “Receivables Financing” or “LSQ Facility,” and together with the Utica Facility, the “2022 Financing Facilities”) with LSQ Funding Group, LLC (“LSQ”) pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ receives fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially has an 18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company pursuant to an unsecured Entity Guaranty.

The Utica Facility and the LSQ Facility are subject to an Intercreditor Agreement dated on or about  March 24, 2022 by and among Utica, LSQ, Heat Waves, and the Company (the “Intercreditor Agreement”).

Lastly, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the “March 2022 Convertible Note”) to Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The March 2022 Convertible Note has a six-year term and accrues interest at 7% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting  June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The March 2022 Convertible Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

In accordance with ASC 470-60, the Company assessed whether or not the Refinancing met the criteria of a troubled debt restructuring ("TDR"). Management's assessment of TDR accounting treatment for the Refinancing determined that the 2017 Amended Credit Agreement was extinguished as the result of a TDR; however, TDR accounting did not apply to the 2022 Financing Facilities as the 2017 Amended Credit Facility was settled in full and therefore accounted for as a debt extinguishment.

Subordinated Debt with Related Party

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made to a third-party potential lender who showed interest in refinancing the East West Bank 2017 Amended Credit Facility. The subordinated debt was due upon the earlier of  June 21, 2022, or completion of the refinancing of the East West Bank 2017 Amended Credit Facility. Cross River will also be paid a loan fee of $10,000 upon repayment of the subordinated debt, which is in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which is being amortized to interest expense over the term of the debt. During the three months ended March 31, 2022, the Company amortized approximately $5,000 to “Interest expense” in the condensed consolidated statements of operations.

During the three months ended March 31, 2022, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of approximately $162,000 were returned to Cross River from the third-party potential lender, and the subordinated debt was reduced by the same amount at that time.

Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the 2017 Amended Credit Facility and the Utica Facility discussed above and these costs were amortized to interest expense over the terms of the facilities on a straight-line basis. There was approximately $223,000 of remaining unamortized debt discount for the Utica Facility as of March 31, 2022. There were no remaining unamortized debt issuance costs for the 2017 Amended Credit Facility as of  December 31, 2021. For the three months ended March 31, 2022, the Company amortized approximately $2,000 of these costs to “Interest expense” in the condensed consolidated statements of operations.

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Refinanced March 24, 2022.	$-	$14,102
Utica Facility. Interest at 13% with monthly principal and interest payments on a fifty-one month amortization schedule. Additional elective interest rate surcharge. Collateralized by equipment of Heat Waves. Matures June 24, 2026.	6,225	-
LSQ Facility. Upfront 0.1% invoice purchase fee on all invoices submitted. Funds daily usage fee of 0.021%. Maximum availability set at $10 million.	2,400	-
March 2022 Convertible Note. Interest at 7% with quarterly interest only payments until June 2023 followed by quarterly principal and interest payments on a ten year amortization schedule. Matures March 22, 2028.	1,200	-
Subordinated Promissory Note with related party. Non-interest bearing. $10,000 flat fee paid to consummate loan. Matures June 21, 2022.	-	220
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	98	112
Total long-term debt	9,923	14,434
Less debt discount and debt issuance costs	(223)	(9)
Less current portion	(3,378)	(8,967)
Long-term debt, net of debt discount and current portion	$6,322	$5,458

Aggregate contractual principal maturities of debt for the twelve months ending March 31 are as follows (in thousands):

2023	$3,378
2024	1,287
2025	1,511
2026	1,835
2027	1,193
Thereafter	719
Total	$9,923

Subsequent Events

On September 22, 2022, the Company issued a $750,000 Revolving Promissory Note (the “Cross River Revolver”) to Cross River Partners, LP (“Cross River”), a related party. The Cross River Revolver is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver is not convertible into the Company’s equity and is to be secured by certain of the Company’s owned real property located in North Dakota.

On July 15, 2022, the Company entered into a convertible Subordinated Promissory Note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1,200,000 at the conversion price per equity security issued in such equity offering.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the three months ended March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of March 31, 2021, $1.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $1.4 million of deferred income tax expense for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company's income tax provision of $0.8 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of  March 31, 2022, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending March 31 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$726	$14
2024	645	14
2025	390	6
2026	356	-
2027	90	-
Total future lease payments	2,207	34
Impact of discounting	(221)	(2)
Discounted value of lease obligations	$1,986	$32

The following table summarizes the components of our gross operating and finance lease costs incurred for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Operating lease cost:
Current lease cost	$25	$14
Long-term lease cost	226	257
Total operating lease cost	$251	$271

Finance lease cost:
Amortization of right-of-use assets	$10	$25
Interest on lease liabilities	1	16
Total finance lease cost	$11	$41

Our weighted-average lease term and discount rate used for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Operating:
Weighted-average lease term (years)	3.28	3.90
Weighted-average discount rate	6.09%	6.08%

Finance:
Weighted-average lease term (years)	2.48	1.91
Weighted-average discount rate	5.59%	5.92%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and under that plan was responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year, up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had no accrued liability as of March 31, 2022 and December 31, 2021, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2021. The Company's trailing potential liability for unsubmitted claims under the self-insured plan expired on December 31, 2021, and the remaining $92,000 was recorded to Other income on that date. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of March 31, 2022, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy, as determined by the insurance carrier, included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through March 31, 2022, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. In September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. In the fourth quarter of 2021, the claim was settled and there was no further liability for the claim at that time. Upon settlement, the Company was provided with a range of most likely amounts which will be returned. During the fourth quarter of 2021, the Company reduced the deposit to the lowest amount in the range, or $126,000. The Company collected the remaining unused deposit that was being held by the underwriter in the second quarter of 2022.

Litigation

On November 8, 2021, a plaintiff who is a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by the plaintiff on November 19, 2019.

On  August 9, 2022, the Company, it’s insurance carriers and the plaintiff entered into a mediated settlement of all claims against all parties in the matter of the auto liability claim. The $9.3 million settlement agreement was executed by all parties during September 2022. The claim payment to plaintiff was covered by the Company’s insurance policies.

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

A summary of warrant activity for the three months ended March 31, 2022 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
Warrants	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2021	1,192,085	$3.57	3.75
Issued	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2022	1,192,085	$3.57	3.50

Exercisable as of March 31, 2022	1,192,085	$3.57	3.50

Note 9 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The aggregate number of shares of Company common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of Company common stock then outstanding. As such, on January 1, 2016, the number of shares of Company common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of March 31, 2022, there were no options available for issuance under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of March 31, 2022, there were outstanding options to purchase 1,334 shares and we had granted 181,221 shares of restricted stock that remained outstanding under the 2016 Plan.

For the three months ended March 31, 2022 and 2021, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the three months ended March 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	1,334	$5.55	0.42
Forfeited or expired	-	-	-
Outstanding as of March 31, 2022	1,334	$5.55	0.17

Vested as of March 31, 2022	1,334	$5.55	0.17

Exercisable as of March 31, 2022	1,334	$5.55	0.17

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2022, and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

For the three months ended March 31, 2022 and 2021, the Company recognized no stock-based compensation costs for stock options.

As of March 31, 2022, there was no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2021	181,221	$1.58
Granted	-	-
Vested	-	-
Forfeited	-	-
Restricted shares as of March 31, 2022	181,221	$1.58

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation costs for restricted stock of approximately $21,000 and $24,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Stock options	1,334	6,235
Restricted stock	181,221	170,338
Warrants	1,192,085	1,123,890
Weighted average	1,374,640	1,300,463

For the three months ended March 31, 2022, the Company awarded 70,340 restricted shares for 2022 Board of Directors fees and recognized expense of approximately $60,000 related to the award of these shares.

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

The following table sets forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended March 31, 2022:
Revenues	$2,747	$5,836	$-	$8,583
Cost of revenue	2,584	4,710	-	7,294
Segment profit	$163	$1,126	$-	$1,289

Depreciation and amortization	$487	$557	$99	$1,143
Capital expenditures	$32	$37	$-	$69
Identifiable assets(1)	$10,761	$12,335	$392	$23,488

For the Three Months Ended March 31, 2021:
Revenues	$1,844	$3,299	$-	$5,143
Cost of revenue	1,967	3,142	-	5,109
Segment (loss) profit	$(123)	$157	$-	$34

Depreciation and amortization	$528	$712	$96	$1,336
Capital expenditures	$19	$26	$-	$45
Identifiable assets (1)	$10,842	$14,636	$829	$26,307

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment profit reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Segment profit	$1,289	$34
Sales, general, and administrative expenses	(1,111)	(1,005)
Loss on disposal of equipment	(35)	(51)
Depreciation and amortization	(1,143)	(1,336)
Loss from operations	$(1,000)	$(2,358)

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$532	$444
Central USA Region(2)	2,047	1,240
Eastern USA Region(3)	168	160
Total Production Services	2,747	1,844

Completion and Other Services:
Rocky Mountain Region (1)	4,678	1,952
Central USA Region(2)	111	-
Eastern USA Region(3)	1,047	1,347
Total Completion and Other Services	5,836	3,299

Total Revenues	$8,583	$5,143

Notes to table:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2022 and 2021, as well as our financial condition, liquidity and capital resources as of March 31, 2022 and December 31, 2021. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis under our 2022 Financing Facilities in order to accommodate our business demands during our busiest periods during the winter heating season (see Note 5 - Debt to the condensed consolidated financial statements);
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused by the war in Ukraine which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock; and
●	Other risks and uncertainties, including those listed under the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Recent Developments

On September 22, 2022, the Company issued a $750,000 Revolving Promissory Note (the “Cross River Revolver”) to Cross River Partners, LP (“Cross River”), a related party. The Cross River Revolver is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver is not convertible into the Company’s equity and is to be secured by certain of the Company’s owned real property located in North Dakota.

On July 15, 2022, the Company entered into a convertible Subordinated Promissory Note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1,200,000 at the conversion price per equity security issued in such equity offering.

In June 2022, the Company was served with a class action lawsuit claiming that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. In August 2022, the plaintiff provided notice that it was amending its original complaint to include a new lead plaintiff. The amended complaint has been further delayed due to turnover within the plaintiff’s counsel’s staff. The Company maintains Director’s and Officer’s insurance coverage to defend against such claims and the insurance carriers have been notified. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such  lawsuit on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19, coupled with global demand for energy products due to international conflicts, has had a positive impact on oil prices and hence our business for the three months ended March 31, 2022. For the three months ended March 31, 2022, WTI crude oil price averaged approximately $95 per barrel, versus an average of approximately $58 per barrel in the comparable period last year, which resulted in an increase in rig count in our markets. However, we continue to feel the impact of the pandemic, domestic political actions and international activities (including the war in Ukraine) which have continued to impact the domestic oil and gas industries. While there has been a slow rebound in active USA domestic rig count beginning in the fourth quarter of 2020, rig count as of March 31, 2022 still remains below pre-pandemic active rigs. During this same period, the Company has experienced increased demand and micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

The Company's expectations for improved activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production, as well as increased inflation and rising interest costs. Reductions or limitations in leasing federal property for oil exploration in addition to other measures impacting oil and gas supply and demand have had an impact on the oil exploration and production industry. Finally, to the extent that state and local governments increase regulations, there can be a negative impact to the oil exploration and production industry.

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

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of specialized trucks, trailers, frac tanks and other well-site related equipment, and serve customers in several major domestic oil and gas areas based upon changes in demand, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended March 31, 2022 increased approximately $3.4 million, or 67%, as compared to the same period in 2021 primarily due to the USA domestic rig count recovering towards pre-pandemic levels, combined with the Company's expansion into East Texas late in the second quarter 2021. Average USA domestic rig count increased by 61% from 393 rigs in operation during the first quarter of 2021 to 633 average rigs in operation during the first quarter of 2022.

Segment profit for the three months ended March 31, 2022 increased by approximately $1.3 million as compared to the same period in 2021 due primarily to the factors mentioned above. Sales, general & administrative expenses for the three months ended March 31, 2022 increased by approximately $106,000, or 11%, as compared to the same period in 2021 due primarily to an increase in professional fees associated with the Refinancing as well as the Company's restatement of its Form 10-Qs for all three quarters of 2021 incurred primarily during the first quarter of 2022.

Other income for the three months ended March 31, 2022 was approximately $35,000, compared to other expense of approximately $78,000 for the same period in 2021. This increase of approximately $113,000, or 145%, was primarily due to the non-recurrence of a loan loss with Cross River Partners recognized during the first quarter of 2021.

Net income for the three months ended March 31, 2022 was approximately $3.1 million, or $0.27 per basic and diluted share, compared to net loss of approximately $3.9 million, or $0.42 per basic share, for the same period in 2021. The improvement from net loss to net income was primarily due to a $1.3 million improvement in loss from operations and a $4.3 million gain on debt extinguishment related to the Refinancing as defined and discussed in Note 5 - Debt to the condensed consolidated financial statements.

Adjusted EBITDA for the three months ended March 31, 2022 was approximately $199,000 compared to a loss of approximately $940,000 for the same period in 2021. See the section below titled "Adjusted EBITDA*" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the three months ended March 31, 2022, WTI crude oil price averaged approximately $95 per barrel, versus an average of approximately $58 per barrel in the comparable period last year. The USA domestic rig count increased to 670 rigs in operation as of March 31, 2022, compared to 417 rigs at the same time a year ago. Given the increased activity levels and a significant jump in the rig count in the first quarter of 2022 compared to 2021, we have been able to continue to grow our customer base and allocate resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price.

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

The following tables set forth revenue from operations and segment profits for our business segments for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
REVENUES:
Production services	$2,747	$1,844
Completion and other services	5,836	3,299
Total revenues	$8,583	$5,143

	For the Three Months Ended
	March 31,
	2022	2021
SEGMENT PROFIT (LOSS):
Production services	$163	$(123)
Completion and other services	1,126	157
Total segment profit	$1,289	$34

Production Services

Production Services revenues, which accounted for 32% of total revenues for the three months ended March 31, 2022, increased approximately $903,000, or 49%, to $2.7 million compared to $1.8 million for the same period in 2021. This increase was primarily due to increased hot oiling activity, especially in our Central USA Region.

Hot oiling revenues for the three months ended March 31, 2022 increased approximately $783,000, or 44%, as compared to the same period in 2021, from approximately $1.8 million to approximately $2.6 million, due primarily to increased domestic oil and gas activity and price levels during the first quarter of 2022. As a result of the higher crude prices during the first quarter of 2022, we have worked with our customers and have been successful in implementing price increases for hot oiling services.

Acidizing revenues for the three months ended March 31, 2022 increased by approximately $120,000, or 266%, to approximately $165,000 from approximately $45,000, due to increased activity levels and continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs in seeking to expand our acidizing services across our service areas.

Segment profit for Production Services for the three months ended March 31, 2022 increased by $286,000, or 233%, from a segment loss of $123,000 in the same period in 2021 to a segment profit of $163,000 in 2022, primarily due to the result of cost saving measures that were implemented to offset the adverse industry conditions that existed throughout 2021, coupled with the uptick in industry activity and price levels discussed above.

Completion and Other Services

Completion and Other Services revenues, which accounted for 68% of total revenues for the three months ended March 31, 2022, increased approximately $2.5 million, or 77%, to $5.8 million compared to $3.3 million for the same period in 2021. This increase was primarily due to an increase in domestic oil and gas activity in the first quarter of 2022, especially in our Rocky Mountain Region.

Segment profit for Completion and Other Services for the three months ended March 31, 2022 was approximately $1.1 million compared to segment profit of approximately $157,000 for the same period in 2021. This was due to the same reasons mentioned above for segment revenues.

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenue from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$532	$444
Central USA Region(2)	2,047	1,240
Eastern USA Region(3)	168	160
Total Production Services	2,747	1,844

Completion and Other Services:
Rocky Mountain Reg ion(1)	4,678	1,952
Central USA Region(2)	111	-
Eastern USA Region(3)	1,047	1,347
Total Completion and Other Services	5,836	3,299

Total Revenues	$8,583	$5,143

Notes to table:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenues in the Rocky Mountain Region for the three months ended March 31, 2022 increased approximately $88,000, or 20%, as compared to the same period in 2021, due to increases in hot oiling activity, which were largely the result of increases in oil prices, in the Bakken area as well as increases in acidizing services in the DJ Basin.

Production Services segment revenues in the Central USA Region for the three months ended March 31, 2022 increased approximately $807,000, or 65%, as compared to the same period in 2021, due to increased hot oiling and acidizing activity, which was largely the result of increases in oil prices, in the Eagle Ford Shale as well as the introduction of the East Texas Oilfield in the second quarter of 2021.

Production Services segment revenues in the Eastern USA Region were consistent for the three months ended March 31, 2022 when compared to the same period in 2021.

Completion and Other Services segment revenues in the Rocky Mountain Region for the three months ended March 31, 2022 increased approximately $2.7 million, or 140%, as compared to the same period in 2021, due to significant increases in completion activity, which were largely the result of increases in oil prices, in the DJ Basin during the first quarter of 2022.

Completion and Other Services segment revenues in the Central USA Region for the three months ended March 31, 2022 increased approximately $111,000, or 100%, as compared to the same period in 2021, due to hauling activity in the region during the first quarter of 2022 that did not occur during the same period in 2021.

Completion and Other Services segment revenues in the Eastern USA Region for the three months ended March 31, 2022 decreased approximately $300,000, or 22%, as compared to the same period in 2021, due to decreases in completion activity in the Marcellus Shale formation during the first quarter of 2022.

Historical Seasonality of Revenues

Due to the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our "heating season," and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenue mix of our service offerings changes outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues to be expected throughout the remainder of that fiscal year.

As an illustration of this quarter-to-quarter seasonality, the Company generated approximately 60% of its 2021 revenues (75% of its 2020 revenues) during the first and fourth quarters compared to 40% of its 2021 revenues (25% of its 2020 revenues) during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments increased by approximately $2.2 million, or 43%, for the three months ended March 31, 2022 as compared to the same period in 2021. This was due to the increased activity the Company experienced during the first quarter of 2022.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended March 31, 2022 increased approximately $106,000, or 11%, to $1.1 million as compared to the same period in 2021. This was primarily due to an increase in professional fees associated with the Refinancing as well as the Company's restatement of its Form 10-Qs for all three quarters of 2021 incurred during the first quarter of 2022.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2022 decreased approximately $193,000, or 15%, to $1.1 million as compared to the same period in 2021. This was primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment, creating a smaller depreciable base on which our depreciation expense is determined.

Loss from Operations

For the three months ended March 31, 2022, the Company recognized a loss from operations of $1.0 million compared to a loss from operations of approximately $2.4 million for the same period in 2021. This decreased loss of approximately $1.4 million was primarily due to the $1.3 million increase in segment profit for the first quarter of 2022 when compared to 2021, coupled with a slight year over year decrease in depreciation and amortization expense, discussed above.

Interest Expense

Interest expense for the three months ended March 31, 2022 increased approximately $139,000, or 421%, as compared to the same period in 2021. This increase was primarily due to $119,000 of paid-in-kind ("PIK") interest recorded during the first quarter of 2022 for our previously existing 2017 Amended Credit Facility which did not occur in the prior period, combined with the interest expense recognized during the first quarter of 2022 as part of the facilities brought on through the Refinancing.

Other Income (Expense)

Other income for the three months ended March 31, 2022 was approximately $35,000 compared to other expense of approximately $78,000 for the same period in 2021. This increase to other income of $113,000 was primarily due to the non-recurrence of a loan loss with Cross River Partners recognized during the first quarter of 2021.

Income Taxes

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of March 31, 2021, $1.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $1.4 million of deferred income tax expense for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company's income tax provision of $0.5 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

The effective tax expense for the three months ended March 31, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following table presents a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Reconciliation from Net Income (Loss) to Adjusted EBITDA*
Net income (loss)	$3,140	$(3,902)
Add back:
Interest expense	172	33
Deferred income tax expense	-	1,425
Depreciation and amortization (including discontinued operations)	1,143	1,343
EBITDA* (non-GAAP)	4,455	(1,101)
Add back (deduct):
Stock-based compensation	21	24
Severance transition costs	-	7
Loss on disposal of assets (including discontinued operations)	35	51
Gain on debt extinguishment(1)	(4,277)	-
Other (income) expense	(35)	78
EBITDA related to discontinued operations	-	1
Adjusted EBITDA* (non-GAAP)	$199	$(940)

_______________________
(1) Relates to the Refinancing, as defined and described in Note 5 - Debt to the condensed consolidated financial statements.

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 increased by approximately $1.1 million, or 121%, as compared to the same period in 2021, improving from an Adjusted EBITDA loss of $940,000 in the prior period to positive Adjusted EBITDA of $199,000 in the current period. This increase was attributable to period-over-period improvement in our gross margin as evidenced above in our Segment Profit table.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had outstanding principal loan balances (primarily under our 2022 Financing Facilities) of approximately $9.8 million with a wei ghted average interest rate of 10.94% per year.

The following table summarizes our statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$497	$(2,622)
Net cash used in investing activities	(68)	(32)
Net cash provided by financing activities	412	4,887
Net increase in cash and cash equivalents	841	2,233

Cash and cash equivalents, beginning of period	149	1,467

Cash and cash equivalents, end of period	$990	$3,700

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2022 was approximately $497,000 compared to cash used in operating activities of $2.6 million for the same three month period in 2021. This increase of approximately $3.1 million was primarily attributable to a $2.5 million period over period improvement in net working capital as well as a period over period improvement in segment profit of $1.3 million, partially offset by period over period increases in sales, general, and administrative expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was approximately $68,000 compared to cash used in investing activities of $32,000 for the same three month period in 2021. This was due to purchases of property and equipment in the current year exceeding that of the prior year, combined with a lack of asset sales occurring in the current year when compared to the prior year.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was approximately $412,000 compared to cash provided by financing activities of $4.9 million for the same three month period in 2021. This decrease of approximately $4.5 million was primarily attributable to the non-recurrence of $8.8 million of net cash generated through the February 2021 Public Offering, partially offset by both a $3.4 million reduction in term loan and line of credit repayments as well as the proceeds from the current year subordinated promissory note in the amount of $963,000.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Current assets	$8,387	$5,593
Total assets	26,627	25,148
Current liabilities	10,079	12,532
Total liabilities	18,062	19,806
Working capital (current assets net of current liabilities)	(1,692)	(6,939)
Stockholders’ equity	8,565	5,342

Overview

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its pre-existing 2017 Amended Credit Facility with the East West Bank. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5.00% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1.00% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The aforementioned surcharge is discretionary on the part of Utica and will be calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter. This surcharge will be added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and be due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Company also has the option, after twelve months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the “Receivables Financing” or “LSQ Facility,” and together with the Utica Facility, the “2022 Financing Facilities”) with LSQ Funding Group, LLC (“LSQ”) pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. The Receivables Financing initially has an 18-month term that can be terminated upon payment of certain fees.

Lastly, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the “March 2022 Convertible Note”) to Cross River Partners, LP (“Cross River”). The March 2022 Convertible Note has a six-year term and accrues interest at 7% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

Prior to the 2022 Financing Facilities, we have relied on cash flow from operations as well as borrowings under the $1.0 million line of credit under our pre-existing 2017 Amended Credit Facility to satisfy our liquidity needs. As of March 31, 2022, in addition to cash of $990,000, we had approximately $652,000 available under the LSQ Facility.

Our capital requirements for the remainder of 2022 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of March 31, 2022, our available liquidity was $1.6 million which represented our cash balance of $990,000 as well as $652,000 available under the LSQ Facility.

Working Capital

As of March 31, 2022, we had a working capital deficit of approximately $1.7 million, compared to a working capital deficit of approximately $6.9 million as of December 31, 2021. This $5.2 million increase in working capital was primarily attributable to the Refinancing, as described in Note 5 - Debt to the condensed consolidated financial statements, partially offset by the $2.2 million build in our accounts payable and accrued expenses.

Outlook

Our revenues are primarily derived from the performance of services within the domestic oil and natural gas industry, most specifically hot oiling and acidizing services as well as frac water heating. Supplemental to these services, we also perform hauling and labor services for our client base which typically occur during the slower revenue generating seasons of late spring, summer and early fall. As a service provider within the energy sector, we are subject to geopolitical influences, demand variances and the drilling activities of the industry. In addition, our frac water heating services are further impacted by the extent of cold weather during the winter months. The price of crude oil and natural gas greatly impacts the levels of activities of our clients, which in turn impacts our business. Unforeseen disruptions such as the worldwide COVID-19 pandemic also influence demand, thereby impacting our business. The change in the federal government administration and the governmental shift, both at the federal and state level, to move away from fossil fuels and towards cleaner energy alternatives has weakened demand for our services over the past few years; whereas, the invasion of Ukraine and the resulting impact of the war on worldwide energy prices has led to a rebound in the number of domestic oil rigs in operation and has positively impacted demand for our services. We believe the swings in the demand for our services will continue to be cyclical, in addition to the annual seasonal swings our Company has historically experienced.

As alluded to above, over the past three years we have witnessed significant variances in demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $102 per barrel in March 2022. The number of rigs in operation in the domestic USA followed this trend. In December 2019, the USA domestic rig count was at 805 rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, then rebounded to 670 in March 2022. The rig count has continued to rise to 724 rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between rig count and the demand for our services.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through the Refinancing. Our new LSQ Facility has given us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. While we are still navigating some legacy obligations and events of the past few years of decline, we believe we are better positioned to enjoy success within our markets and control our costs during our slower revenue generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil or a substantial reduction in the number of domestic rigs in operation within the USA, we believe our Company is poised to continue to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital obligations as of March 31, 2022 consist primarily of our 2022 Financing Facilities which mature through 2027. In addition, we also have scheduled principal payments under our finance and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of March 31, 2022, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

We are in the process of implementing measures to improve our internal control over financial reporting to remediate these material weaknesses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to provide enhanced access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We can offer no assurance that the measures we implement will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As more fully described above, we have identified material weaknesses in internal controls over financial reporting and are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 8, 2021, a plaintiff who is a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, our wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by our Company and subsidiary in connection with a traffic accident sustained by the plaintiff on November 19, 2019. On August 9, 2022, the Company, it’s insurance carriers and the plaintiff entered into a mediated settlement of all claims against all parties in the matter of the auto liability claim. The $9.3 million settlement agreement was executed by all parties during September 2022. The claim payment to plaintiff was covered by the Company’s insurance policies.

In June 2022, the Company was served with a class action lawsuit claiming that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. In August 2022, the plaintiff provided notice that it was amending its original complaint to include a new lead plaintiff. The amended complaint has been further delayed due to turnover within the plaintiff’s counsel’s staff. The Company maintains Director’s and Officer’s insurance coverage to defend against such claims and the insurance carriers have been notified. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such  lawsuit on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on July 7, 2022, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2022, the Company issued a $1.2 million Convertible Subordinated Note (the “March 2022 Convertible Note”) to Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The March 2022 Convertible Note has a six-year term and accrues interest at 7% per annum. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.  The March 2022 Convertible Note issued to Cross River was offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, based on the Company’s reasonable belief that the offer and sale of the March 2022 Convertible Note has not and will not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	East West Bank payoff letter dated March 18, 2022 by and among East West Bank, Enservco Corporation, Dillco Fluid Service, Inc., Heat Waves Hot Oil Service, LLC, Heat Waves Water Management, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2022).
10.2	Master Lease Agreement dated March 24, 2022 by and between Utica Leaseco, LLC and Heat Waves Hot Oil Service, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
10.3	Master Lease Guaranty dated March 24, 2022 by Enservco Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
10.4	Invoice Purchase Agreement dated March 24, 2022 by and between LSQ Funding Group, LLC and Heat Waves Hot Oil Service, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
10.5	Entity Guaranty dated March 24, 2022 by Enservco Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
10.6	Intercreditor Agreement dated March 24, 2022 by and among Utica Leaseco, LLC, LSQ Funding Group, LLC, Heat Waves Hot Oil Service, LLC, and Enservco Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
10.7	Convertible Subordinated Promissory Note dated March 22, 2022 of Enservco Corporation issued to Cross River Partners, LP (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 28, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: October 19, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: October 19, 2022	/s/ Mark K. Patterson
President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)