Form 10-Q
period 2022-06-30
Enservco Corp
filed 2022-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of November 9, 2022 there were 11,491,623 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$308	$149
Accounts receivable, net	1,953	2,845
Prepaid expenses and other current assets	1,299	2,185
Inventories	378	346
Assets held for sale	78	68
Total current assets	4,016	5,593

Property and equipment, net	13,751	16,173
Goodwill	546	546
Intangible assets, net	290	399
Right-of-use asset - finance, net	28	41
Right-of-use asset - operating, net	1,754	2,060
Other assets	336	336

TOTAL ASSETS	$20,721	$25,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,557	$2,857
Senior revolving credit facility, related party (including future interest payable of $0 and $38, respectively - see Note 5)	-	8,698
Utica Facility (Note 5)	973	-
LSQ Facility (Note 5)	912	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	30	-
Subordinated debt, related party (Note 2 and Note 5)	-	211
Lease liability - finance, current	13	20
Lease liability - operating, current	576	688
Current portion of long-term debt	60	58
Other current liabilities	753	-
Total current liabilities	7,874	12,532

Non-Current Liabilities:
Senior revolving credit facility, related party	-	5,404
Utica Facility, less current portion (Note 5)	4,793	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	1,170	-
Long-term debt, less current portion (Note 5)	24	54
Lease liability - finance, less current portion	15	23
Lease liability - operating, less current portion	1,299	1,496
Deferred tax liabilities	273	273
Other non-current liabilities	58	24
Total non-current liabilities	7,632	7,274

TOTAL LIABILITIES	15,506	19,806

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 11,498,530 and 11,439,191 shares issued as of June 30, 2022 and December 31, 2021, respectively; 6,907 shares of treasury stock as of June 30, 2022 and December 31, 2021, respectively; and 11,491,623 and 11,432,284 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	41,534	40,866
Accumulated deficit	(36,376)	(35,581)
Total stockholders' equity	5,215	5,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,721	$25,148

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Production services	$3,110	$2,229	$5,857	$4,073
Completion and other services	340	858	6,176	4,157
Total revenues	3,450	3,087	12,033	8,230

Expenses:
Production services	2,793	2,346	5,377	4,313
Completion and other services	1,124	1,349	5,834	4,491
Sales, general, and administrative expenses	1,558	992	2,669	1,990
Severance and transition costs	299	-	299	7
Loss on disposal of assets	130	19	165	70
Depreciation and amortization	1,105	1,337	2,248	2,673
Total operating expenses	7,009	6,043	16,592	13,544

Loss from operations	(3,559)	(2,956)	(4,559)	(5,314)

Other (expense) income:
Interest expense	(433)	(11)	(605)	(44)
Gain on debt extinguishment (Note 5)	-	-	4,277	-
Other income	57	1,057	92	979
Total other (expense) income	(376)	1,046	3,764	935

Loss from continuing operations before taxes	(3,935)	(1,910)	(795)	(4,379)
Deferred income tax benefit (expense)	-	477	-	(948)
Loss from continuing operations	(3,935)	(1,433)	(795)	(5,327)
Loss from discontinued operations	-	-	-	(8)
Net loss	$(3,935)	$(1,433)	$(795)	$(5,335)

Loss from continuing operations per common share - basic and diluted	$(0.34)	$(0.13)	$(0.07)	$(0.52)
Loss from discontinued operations per common share - basic and diluted	-	-	-	-
Net loss per share - basic and diluted	$(0.34)	$(0.13)	$(0.07)	$(0.52)

Weighted average number of common shares outstanding - basic and diluted	11,494	11,433	11,473	10,316

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555
Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021	11,433	$57	$40,760	$(31,431)	$9,386

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,433)	(1,433)
Balance at June 30, 2021	11,433	$57	$40,785	$(32,864)	$7,978

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342
Stock-based compensation	-	-	21	-	21
Restricted share issuances	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

Stock-based compensation	-	-	475	-	475
Restricted share issuances	50	-	110	-	110
Restricted share cancellations	(61)	-	-	-	-
Net loss	-	-	-	(3,935)	(3,935)
Balance at June 30, 2022	11,491	$57	$41,534	$(36,376)	$5,215

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(795)	$(5,335)
Net loss from discontinued operations	-	(8)
Net loss from continuing operations	(795)	(5,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,248	2,673
Deferred income tax expense	-	948
Loss on disposal of equipment	165	70
Board compensation issued in equity	60	311
Gain on debt extinguishment	(4,277)	-
Interest paid-in-kind on line of credit	119	-
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304
Stock-based compensation	496	49
Severance cost incurred through issuance of restricted shares	112	-
Amortization of debt issuance costs and discount	27	8
Provision for bad debt expense	-	3
Changes in operating assets and liabilities:
Accounts receivable	892	156
Inventories	(32)	5
Prepaid expense and other current assets	886	(1,078)
Amortization of operating lease assets	402	422
Other assets	(83)	46
Accounts payable and accrued liabilities	1,655	(260)
Operating lease liabilities	(405)	(416)
Other liabilities	(211)	(40)
Net cash provided by (used in) operating activities - continuing operations	1,259	(2,126)
Net cash provided by operating activities - discontinued operations	-	4
Net cash provided by (used in) operating activities	1,259	(2,122)

INVESTING ACTIVITIES:
Purchases of property and equipment	(158)	(195)
Proceeds from disposals of property and equipment	361	65
Net cash provided by (used in) investing activities - continuing operations	203	(130)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	203	(130)

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	-	9,660
Stock issuance costs and registration fees	-	(815)
Term loan contractual repayments	(350)	(3,000)
Term loan repayment consummated in conjunction with Refinance (Note 5)	(8,400)	-
Establishment of LSQ Facility consummated in conjunction with Refinance (Note 5)	2,400	-
Establishment of Utica Facility consummated in conjunction with Refinance, net (Note 5)	6,000	-
Net LSQ Facility repayments	(1,443)	-
Repayments of Utica Facility	(255)	-
Net line of credit repayments	-	(701)
Troubled debt restructuring accrued future interest payments	(176)	(397)
March 2022 Convertible Note proceeds, net	963	-
Repayments of long-term debt	(27)	(72)
Payments of finance leases	(15)	(83)
Net cash (used in) provided by financing activities - continuing operations	(1,303)	4,592
Net cash used in financing activities - discontinued operations	-	(1)
Net cash (used in) provided by financing activities	(1,303)	4,591

Net Increase in Cash and Cash Equivalents	159	2,339

Cash and Cash Equivalents, beginning of period	149	1,467

Cash and Cash Equivalents, end of period	$308	$3,806

Supplemental Cash Flow Information:
Cash paid for interest	$500	$413
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash establishment of EWB Obligation consummated in conjunction with the Refinance (Note 5)	$1,000	$-
Non-cash conversion of subordinated debt and accrued interest to Company common stock	-	1,312
Non-cash conversion of unamortized subordinated debt discount	-	61

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of June 30, 2022 and December 31, 2021 and the results of operations for the three and six months ended June 30, 2022 and 2021.

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

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank (the "Eighth Amendment") which, among other things, provided for a waiver of default of the revenues covenant based upon our October trailing three-month period gross revenues and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenues covenant utilizing October’s revenues was waived and would not be used in any future three-month period gross revenues covenant calculation. For the month ended November 30, 2021, covenant compliance was measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 was measured at 80% of the reforecast  November and December revenues. Beginning with the month ended January 31, 2022 and continuing until March 31, 2022, revenues covenant compliance was to be measured at 80% of the trailing three months forecast gross revenues. Beginning with the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance was to be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those would include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenues waiver and the Eight Amendment.

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

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and six months ended June 30, 2022, we generated net losses of approximately $3.9 million and $795,000, respectively. Our net loss for the six months ended June 30, 2022 includes a $4.3 million gain on debt extinguishment related to the Refinancing as discussed in Note 5 - Debt. In addition, our loss from operations decreased to approximately $4.6 million for the six months ended June 30, 2022, compared with a loss from operations of approximately $5.3 million for the six months ended June 30, 2021. As of June 30, 2022, we had cash and cash equivalents of $308,000 and a working capital deficit of approximately $3.9 million.

Although the Company believes the Refinancing, recent debt financing from Cross River, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations, especially during the Company’s traditionally slowest revenue periods of the second and third fiscal quarters. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private,  is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry. See Note 5 - Debt for a description of events that have occurred subsequent to the balance sheet date that impact our liquidity position as of the date of this filing.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of June 30, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of approximately $245,000 and $482,000, respectively. For the three and six months ended June 30, 2022, the Company recorded no bad debt expense nor recovery; however, approximately $237,000 in uncollectible accounts were written off during the six months ended June 30, 2022, all of which occurred during the first quarter of 2022. For the three and six months ended June 30, 2021, the Company recorded approximately ($35,000) and $3,000, respectively, to bad debt (recovery) expense.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and six months ended June 30, 2022 and 2021, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest for the three and six months ended June 30, 2022 or 2021. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three and six months ended June 30, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and six months ended June 30, 2022 and 2021, the Company recorded no impairment charges on its held for sale assets.

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

For the three and six months ended June 30, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

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

Disaggregation of Revenues

SeeNote 10 - Segment Reporting for disaggregation of revenues.

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding stock options or warrants and is computed using the if-converted method for convertible securities and convertible debt.

As of June 30, 2022 and 2021, the Company had unvested restricted stock awards with service and performance conditions. For the three and six months ended June 30, 2022, there were 12,944 unvested restricted shares included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the three and six months ended June 30, 2022, there were 25,000 unvested restricted shares that have performance conditions and these shares are also participating share-based awards and are considered outstanding as of the grant date.

As of June 30, 2022, there were warrants to acquire an aggregate of 1,192,085 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 5 - Debt and Note 9 - Stock Options and Restricted Stock. As of June 30, 2022, the outstanding warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2022, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Further, as of June 30, 2022, the Company has a $1.2 million convertible note (the  "March 2022 Convertible Note" as discussed in Note 5 - Debt) outstanding that is convertible at a conversion price equal to the average closing price of the Company's common stock for a five-day period prior to exercising such conversion. Accordingly, applying the if-converted method to the  March 2022 Convertible Note at June 30, 2022 results in common stock equivalents totaling 556,586 shares that would have been included in the computation of diluted earnings per share if the Company had net income for either of the three or six months ended June 30, 2022.

As of June 30, 2021, there were outstanding stock options, unvested restricted stock awards and warrants to acquire an aggregate of 1,377,516 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 9 - Stock Options and Restricted Stock. As of June 30, 2021, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2021, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

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

Fair Value

The Company follows authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, including non-competition agreements and goodwill. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability ("exit price") in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels for the three and six months ended June 30, 2022. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Trucks and vehicles	$53,292	$54,670
Other equipment	2,059	2,059
Buildings and improvements	3,146	3,140
Land	378	378
Total property and equipment	58,875	60,247
Accumulated depreciation	(45,124)	(44,074)
Property and equipment, net	$13,751	$16,173

For the three and six months ended June 30, 2022, the Company recorded depreciation expense of approximately $1.0 million and $2.1 million, respectively. For the three and six months ended June 30, 2021, the Company recorded depreciation expense of approximately $1.2 million and $2.5 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(777)	(668)
Net carrying value	$290	$399

The useful lives of our intangible assets are estimated to be five years at inception. For the three and six months ended June 30, 2022, amortization expense was approximately $54,000 and $109,000, respectively. For the three and six months ended June 30, 2021, amortization expense was approximately $54,000 and $109,000, respectively.

The following table represents the amortization expense for the twelve months ending June 30 (in thousands):

	2023	2024	2025	2026	2027
Customer relationships	$125	$41	$-	$-	$-
Patents and trademarks	93	31	-	-	-
Total intangible asset amortization expense	$218	$72	$-	$-	$-

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

Under the 2017 Amended Credit Agreement, we were subject to the following financial covenants:

(1)  On December 31, 2021, we were required to maintain liquidity of not less than $1.5 million; and

(2)  For each trailing three-month period, commencing with the three-month period ending March 31, 2022, we were required to achieve gross revenues of at least seventy percent (70%) of our projected gross revenues; and

(3)  We were limited to a capital expenditures cap of $1.2 million for any fiscal year that the loan remains outstanding.

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

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank which, among other things, provided for a waiver of default of the revenues covenant based upon our October trailing three-month period gross revenues and a reforecasting of our November and December revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenues covenant utilizing October’s revenues was waived and would not be used in any future three-month period gross revenues covenant calculation. For the month ended November 30, 2021, covenant compliance was measured at 80% of reforecast  November revenues. Covenant compliance for the month ended December 31, 2021 was measured at 80% of the reforecast  November and December revenues. Beginning for the month ended January 31, 2022 and continuing until March 31, 2022, revenues covenant compliance was to be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended April 30, 2022 and continuing through September 30, 2022, covenant compliance was to be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended April 30, 2022 and May 31, 2022, as those would include an 80% requirement for the months of February 2022 and March 2022. Upon execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the October revenues waiver and the Eight Amendment.

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

Subordinated Debt with Related Party

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made to a third-party potential lender who showed interest in refinancing the East West Bank 2017 Amended Credit Facility. The subordinated debt was due upon the earlier of  June 21, 2022, or completion of the refinancing of the East West Bank 2017 Amended Credit Facility. Cross River will also be paid a loan fee of $10,000 upon repayment of the subordinated debt, which is in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which is being amortized to interest expense over the term of the debt. During the three and six months ended June 30, 2022, the Company amortized approximately $0 and $5,000 to "Interest expense" in the consolidated statements of operations.

During the six months ended June 30, 2022, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of approximately $162,000 were returned to Cross River from the third-party potential lender, and the subordinated debt was reduced by the same amount at that time.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the 2017 Amended Credit Facility and the Utica Facility discussed above and these costs were amortized to interest expense over the terms of the facilities on a straight-line basis. There was approximately $203,000 of remaining unamortized debt discount for the Utica Facility as of June 30, 2022. There were no remaining unamortized debt issuance costs for the 2017 Amended Credit Facility as of  December 31, 2021. For the three and six months ended June 30, 2022, the Company amortized approximately $20,000 and $22,000, respectively, of these costs to “Interest expense” in the condensed consolidated statements of operations as it relates to the Utica Facility.

Notes Payable

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Refinanced March 24, 2022.	$-	$14,102
Utica Facility. Interest at 13% with monthly principal and interest payments on a fifty-one month amortization schedule. Additional elective interest rate surcharge. Collateralized by equipment of Heat Waves. Matures June 24, 2026.	5,969	-
LSQ Facility. Upfront 0.1% invoice purchase fee on all invoices submitted. Funds daily usage fee of 0.021%. Maximum availability set at $10 million.	912	-
March 2022 Convertible Note. Interest at 7% with quarterly interest only payments until June 2023 followed by quarterly principal and interest payments on a ten year amortization schedule. Matures March 22, 2028.	1,200	-
Subordinated Promissory Note with related party. Non-interest bearing. $10,000 flat fee paid to consummate loan. Matured June 21, 2022.	-	220
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	84	112
Total long-term debt	8,165	14,434
Less debt discount and debt issuance costs	(203)	(9)
Less current portion	(1,975)	(8,967)
Long-term debt, net of debt discount and current portion	$5,987	$5,458

Aggregate contractual principal maturities of debt for the twelve months ending June 30 are as follows (in thousands):

2023	$1,975
2024	1,344
2025	1,600
2026	2,437
2027	120
Thereafter	689
Total	$8,165

Subsequent Events

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1,200,000 at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is to be secured by certain of the Company’s owned real property located in North Dakota.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River exchanged the Cross River Revolver Note and $450,000 for a convertible secured subordinated promissory note (the “Cross River Exchange Note”) and a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The Cross River Exchange Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the Cross River Exchange Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The Cross River Exchange Note is to be secured by certain of the Company’s owned real property located in North Dakota.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of June 30, 2021, $0.9 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $0.9 million of deferred income tax expense for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company's income tax benefit of $0.2 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of June 30, 2022, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending June 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$678	$14
2024	656	14
2025	394	3
2026	359	-
Total future lease payments	2,087	31
Impact of discounting	(212)	(3)
Discounted value of lease obligations	$1,875	$28

The following table summarizes the components of our gross operating and finance lease costs incurred for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost:
Current lease cost	$24	$19	$49	$33
Long-term lease cost	229	241	455	512
Total operating lease cost	$253	$260	$504	$545

Finance lease cost:
Amortization of right-of-use assets	$3	$22	$13	$47
Interest on lease liabilities	-	1	1	3
Total finance lease cost	$3	$23	$14	$50

Our weighted-average lease term and discount rate used for the six months ended June 30, 2022 and 2021 are as follows:

	For the Six Months Ended
	June 30,
	2022	2021
Operating:
Weighted-average lease term (years)	3.17	3.73
Weighted-average discount rate	6.38%	6.09%

Finance:
Weighted-average lease term (years)	2.23	2.45
Weighted-average discount rate	5.59%	5.76%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and under that plan was responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year, up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had no accrued liability as of June 30, 2022 and December 31, 2021, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2021. The Company's trailing potential liability for unsubmitted claims under the self-insured plan expired on December 31, 2021, and the remaining $92,000 was recorded to Other income on that date. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). As of June 30, 2022, a former employee of ours had an open claim relating to injuries sustained while in the course of employment, and the projected maximum cost of the policy, as determined by the insurance carrier, included estimated claim costs that have not yet been paid or incurred in connection with the claim. During the year ended December 31, 2017, our insurance carrier formally denied the workers' compensation claim and has moved to close the claim entirely. Per the terms of our insurance policy, through March 31, 2022, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. In September 2020, the claim was officially denied by the Kansas Division of Workers Compensation Judicial Unit. In the fourth quarter of 2021, the claim was settled and there was no further liability for the claim at that time. Upon settlement, the Company was provided with a range of most likely amounts which will be returned. During the fourth quarter of 2021, the Company reduced the deposit to the lowest amount in the range, or $126,000. The Company collected the remaining unused deposit that was being held by the underwriter in the second quarter of 2022.

Litigation

On November 8, 2021, a plaintiff who is a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, its wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by the Company and its subsidiary in connection with a traffic accident sustained by the plaintiff on November 19, 2019. On  August 9, 2022, the Company, its insurance carriers, and the plaintiff entered into a mediated settlement of all claims against all parties in the matter of the auto liability claim. The $9.3 million settlement agreement was executed by all parties in  September 2022. The insurance claim payment to the plaintiff was covered by the Company’s insurance policies.

In June 2022, the Company was served with a class action lawsuit claiming that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. In August 2022, the plaintiff's counsel notified the Company that it was amending its complaint to replace the original plaintiff with a new lead plaintiff. The Company maintains Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about such lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

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

A summary of warrant activity for the six months ended June 30, 2022 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2021	1,192,085	$3.57	3.75
Issued	-	-	-
Expired	-	-	-
Outstanding as of June 30, 2022	1,192,085	$3.57	3.25

Exercisable as of June 30, 2022	1,192,085	$3.57	3.25

Note 9 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The aggregate number of shares of Company common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of Company common stock then outstanding. As such, on January 1, 2016, the number of shares of Company common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of June 30, 2022, there were no options available for issuance under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of June 30, 2022, there were no outstanding options. Further, as of June 30, 2022, we had granted 226,221 shares of restricted stock that remained outstanding under the 2016 Plan.

For the six months ended June 30, 2022 and 2021, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the six months ended June 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	1,334	$5.55	0.42
Forfeited or expired	(1,334)	5.55	-
Outstanding as of June 30, 2022	-	$-	-

Vested as of June 30, 2022	-	$-	-

Exercisable as of June 30, 2022	-	$-	-

For the three and six months ended June 30, 2022 and 2021, the Company recognized no stock-based compensation costs for stock options. As of June 30, 2022, there was no remaining unrecognized compensation costs related to non-vested options under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2021	181,221	$1.58
Granted	-	-
Vested	(63,388)	1.09
Forfeited	(79,889)	2.20
Restricted shares as of June 30, 2022	37,944	$1.06

For the three and six months ended June 30 2022, the Company recognized stock-based compensation costs for restricted stock of approximately $475,000 and $496,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recognized stock-based compensation costs for restricted stock of approximately $25,000 and $49,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	923	3,471	1,127	4,845
Warrants	1,192,085	1,193,887	1,192,085	1,159,082
Weighted average	1,193,008	1,381,508	1,193,212	1,341,209

For the six months ended June 30, 2022, the Company awarded 70,340 restricted shares for the 2022 Board of Directors fees and recognized expense of approximately $60,000 related to the award of these shares.

Additionally, for the three and six months ended June 30, 2022, the Company issued 50,000 restricted shares as part of the severance agreement related to the resignation of a former Chief Financial Officer. This issuance had a grant date fair value of approximately $112,000 and the expense for this issuance was recognized within the line item "Severance and transition costs" in the condensed consolidated statement of operations for those periods. Unvested restricted performance share-based awards totaling 61,000 shares were forfeited as part of the severance agreement.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended June 30, 2022:
Revenues	$3,110	$340	$-	$3,450
Cost of revenues	2,793	1,124	-	3,917
Segment profit (loss)	$317	$(784)	$-	$(467)

Depreciation and amortization	$561	$451	$93	$1,105
Capital expenditures	$50	$40	$-	$90
Identifiable assets(1)	$9,976	$8,023	$279	$18,278

For the Three Months Ended June 30, 2021:
Revenues	$2,229	$858	$-	$3,087
Cost of revenues	2,346	1,349	-	3,695
Segment loss	$(117)	$(491)	$-	$(608)

Depreciation and amortization	$572	$661	$104	$1,337
Capital expenditures	$70	$80	$-	$150
Identifiable assets (1)	$10,592	$12,242	$718	$23,552

	Production Services	Completion and Other Services	Unallocated	Total
For the Six Months Ended June 30, 2022:
Revenues	$5,857	$6,176	$-	$12,033
Cost of revenues	5,377	5,834	-	11,211
Segment profit	$480	$342	$-	$822

Depreciation and amortization	$1,047	$1,009	$192	$2,248
Capital expenditures	$81	$77	$-	$158
Identifiable assets(1)	$9,976	$8,023	$279	$18,278

For the Six Months Ended June 30, 2021:
Revenues	$4,073	$4,157	$-	$8,230
Cost of revenues	4,313	4,491	-	8,804
Segment loss	$(240)	$(334)	$-	$(574)

Depreciation and amortization	$1,100	$1,373	$200	$2,673
Capital expenditures	$89	$106	$-	$195
Identifiable assets(1)	$10,592	$12,242	$718	$23,552

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
Segment loss	$(467)	$(608)
Sales, general, and administrative expenses	(1,558)	(992)
Severance and transition costs	(299)	-
Loss on disposal of equipment	(130)	(19)
Depreciation and amortization	(1,105)	(1,337)
Loss from operations	$(3,559)	$(2,956)

	For the Six Months Ended
	June 30,
	2022	2021
Segment profit (loss)	$822	$(574)
Sales, general, and administrative expenses	(2,669)	(1,990)
Severance and transition costs	(299)	(7)
Loss on disposal of equipment	(165)	(70)
Depreciation and amortization	(2,248)	(2,673)
Loss from operations	$(4,559)	$(5,314)

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following tables set forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	June 30,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$638	$588
Central USA Region(2)	2,290	1,414
Eastern USA Region(3)	182	227
Total Production Services	3,110	2,229

Completion and Other Services:
Rocky Mountain Region (1)	203	755
Central USA Region(2)	137	-
Eastern USA Region(3)	-	103
Total Completion and Other Services	340	858

Total Revenues	$3,450	$3,087

	For the Six Months Ended
	June 30,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$1,169	$1,032
Central USA Region(2)	4,338	2,654
Eastern USA Region(3)	350	387
Total Production Services	5,857	4,073

Completion and Other Services:
Rocky Mountain Region(1)	4,881	2,707
Central USA Region(2)	248	-
Eastern USA Region(3)	1,047	1,450
Total Completion and Other Services	6,176	4,157

Total Revenues	$12,033	$8,230

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2022 and 2021, as well as our financial condition, liquidity and capital resources as of June 30, 2022 and December 31, 2021. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis under our 2022 Financing Facilities in order to accommodate our business demands during our busiest periods during the winter heating season (see Note 5 - Debt to the condensed consolidated financial statements);
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by the war in Ukraine which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Developments

In June 2022, the Company was served with a class action lawsuit claiming that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. In August 2022, the plaintiff's counsel notified the Company that it was amending its complaint to replace the original plaintiff with a new lead plaintiff. The Company maintains Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about such lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1,200,000 at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is to be secured by certain of the Company’s owned real property located in North Dakota.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River exchanged the Cross River Revolver Note and $450,000 for a convertible secured subordinated promissory note (the “Cross River Exchange Note”) and a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The Cross River Exchange Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the Cross River Exchange Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The Cross River Exchange Note is to be secured by certain of the Company’s owned real property located in North Dakota.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19, coupled with global demand for energy products due to international conflicts, has had a positive impact on oil prices and hence our business for the six months ended June 30, 2022. For the six months ended June 30, 2022, WTI crude oil price averaged approximately $100 per barrel, versus an average of approximately $57 per barrel in the comparable period last year, which resulted in an increase in rig count within the markets we serve. However, we continue to feel the impact of the pandemic, domestic political actions and international activities (including the war in Ukraine) which have continued to impact domestic oil and gas industries. While there has been a slow rebound in active USA domestic rig count beginning in the fourth quarter of 2020, rig count as of June 30, 2022 still remains below pre-pandemic active rigs. During this same period, the Company has experienced increased demand and micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

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

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the three months ended June 30, 2022 increased approximately $363,000, or 12%, as compared to the same period in 2021 primarily due to USA domestic rig counts recovering towards pre-pandemic levels, combined with the Company's expansion into East Texas in late second quarter 2021. Average USA domestic rig count increased by 58% from 450 average rigs in operation during the second quarter of 2021 to 713 average rigs in operation during the second quarter of 2022.

Revenues for the six months ended June 30, 2022 increased approximately $3.8 million, or 46%, as compared to the same period in 2021 due to the same factors noted above for the quarterly period, as well as significant increases in activity across all service lines in Colorado and our operations in other parts of Texas. Average USA domestic rig count increased by 60% from 423 average rigs in operation during the first two quarters of 2021 to 675 average rigs in operation during the first two quarters of 2022.

Segment loss for the three months ended June 30, 2022 decreased by approximately $141,000, or 23%, as compared to the same period in 2021. Segment profit for the six months ended June 30, 2022 increased by approximately $1.4 million, or 243%, as compared to the segment loss incurred for the same period in 2021. These increases to segment profit were primarily due to the factors noted above for revenues for their respective periods.

Sales, general, and administrative expenses for the three months ended June 30, 2022 increased by approximately $566,000, or 57%, as compared to the same period in 2021. Sales, general, and administrative expenses for the six months ended June 30, 2022 increased by approximately $679,000, or 34%, as compared to the same period in 2021. These increases were primarily due to increases in professional fees associated with the Company's restatement of its Form 10-Qs for all three quarters of 2021 as well as additional work relating to the 2021 year end audit and Form 10-K, coupled with a significant period-over-period increase in stock-based compensation expense resulting from the severance agreement with the Company's former President and Chief Financial Officer and equity awards issued to our current Chief Financial Officer.

Other income for the three months ended June 30, 2022 was approximately $57,000 compared to Other income of approximately $1.1 million for the same period in 2021. Other income for the six months ended June 30, 2022 was approximately $92,000 compared to Other income of approximately $1.0 million for the same period in 2021. These decreases were primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the first two quarters of 2021.

Net loss for the three months ended June 30, 2022 was approximately $3.9 million, or a loss of $0.34 per basic and diluted share, compared to a net loss of approximately $1.4 million, or a loss of $0.13 per basic and diluted share, for the same period in 2021. This increase to net loss was primarily due to a $603,000 increase to our loss from operations, the non-recurrence of Employee Retention Credits recognized by the Company during the second quarter of 2021, a $422,000 period-over-period increase to interest expense resulting from the Refinancing discussed in Note 5 - Debt to the condensed consolidated financial statements, and the non-recurrence of a deferred income tax benefit recognized during the prior period.

Net loss for the six months ended June 30, 2022 was approximately $795,000, or a loss of $0.07 per basic and diluted share, compared to a net loss of approximately $5.3 million, or a loss of $0.52 per basic and diluted share, for the same period in 2021. This decrease to net loss was primarily due to a $755,000 improvement to our loss from operations, a $4.3 million gain on debt extinguishment recognized during the first quarter of 2022, partially offset by a $561,000 period-over-period increase to interest expense resulting from the Refinancing discussed in Note 5 - Debt to the condensed consolidated financial statements.

Adjusted EBITDA for the three months ended June 30, 2022 and 2021 was a loss of approximately $1.6 million. Adjusted EBITDA for the six months ended June 30, 2022 was a loss of approximately $1.4 million compared to a loss of approximately $2.5 million for the same period in 2021. The approximately $1.1 million period-over-period improvement in Adjusted EBITDA for the six month period was primarily due to a $1.4 million improvement to our segment loss, partially offset by a $232,000 increase to our sales, general, and administrative expenses (net of stock-based compensation expense). See the section below titled "Adjusted EBITDA*" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the six months ended June 30, 2022, WTI crude oil price averaged approximately $100 per barrel, versus an average of approximately $57 per barrel in the comparable period last year. The USA domestic rig count increased to 753 rigs in operation as of June 30, 2022, compared to 470 rigs at the same time a year ago. Given the increased activity levels and a significant jump in the rig count in the first half of 2022 compared to 2021, we have been able to continue to grow our customer base and allocate resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price. As much of our completion services segment of our business is seasonal, some of the aforementioned utilization and allocation activities are limited during the warmer months of the year.

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

The following tables set forth revenues from operations and segment profits (losses) for our business segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES:
Production services	$3,110	$2,229	$5,857	$4,073
Completion and other services	340	858	6,176	4,157
Total revenues	$3,450	$3,087	$12,033	$8,230

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
SEGMENT PROFIT (LOSS):
Production services	$317	$(117)	$480	$(240)
Completion and other services	(784)	(491)	342	(334)
Total segment (loss) profit	$(467)	$(608)	$822	$(574)

Production Services

Production Services revenues, which accounted for 90% of total revenues for the three months ended June 30, 2022, increased approximately $881,000, or 40%, to $3.1 million compared to $2.2 million for the same period in 2021. This segment's revenues, which accounted for 49% of total revenues for the six months ended June 30, 2022, increased approximately $1.8 million, or 44%, to $5.9 million compared to $4.1 million for the same period in 2021. These increases were primarily due to increased hot oiling activity, especially in our Central USA Region.

Hot oiling revenues for the three months ended June 30, 2022 increased approximately $737,000, or 34%, as compared to the same period in 2021, from approximately $2.1 million to approximately $2.9 million. Hot oiling revenues for the six months ended June 30, 2022 increased approximately $1.6 million, or 39%, as compared to the same period in 2021, from approximately $3.9 million to approximately $5.5 million. These increases were primarily due to increased domestic oil and gas activity combined with elevated price levels thus far in 2022. As a result of the higher crude prices during the first and second quarters of 2022, we have worked with our customers and have been successful in implementing price increases for our hot oiling services that should be reflected in near term operating results.

Acidizing revenues for the three months ended June 30, 2022 increased by approximately $145,000, or 159%, to approximately $236,000 from approximately $91,000. Acidizing revenues for the six months ended June 30, 2022 increased by approximately $264,000, or 194%, to approximately $400,000 from approximately $136,000. These increases were due to increased activity levels and demand for this service line as well as our continued efforts to pursue new customers and partner with chemical suppliers to develop the most cost-effective acid programs available.

Segment profit for Production Services for the three months ended June 30, 2022 increased by $434,000, or 371%, to a profit of $317,000, as compared to a segment loss of $117,000 for the same period in 2021. Segment profit for Production Services for the six months ended June 30, 2022 increased by $720,000, or 300%, to a profit of $480,000, as compared to a segment loss of $240,000 for the same period in 2021. These increases were primarily the result of cost saving measures that were implemented to offset the adverse industry conditions that existed throughout 2021, coupled with the uptick in industry activity in 2022 and price levels discussed above.

Completion and Other Services

Completion and Other Services revenues, which accounted for 10% of total revenues for the three months ended June 30, 2022, decreased approximately $518,000, or 60%, to $340,000 compared to $858,000 for the same period in 2021. This decrease was primarily due to a decrease in completion activity demand as a result of unseasonably warmer weather early in the second quarter of 2022, especially in our Rocky Mountain Region. This segment's revenues, which accounted for 51% of total revenues for the six months ended June 30, 2022, increased approximately $2.0 million, or 49%, to $6.2 million compared to $4.2 million for the same period in 2021. This increase was primarily due to strong completion activity volume realized during the first quarter of 2022 resulting from the continued increase in domestic oil and gas activity, especially in our Rocky Mountain Region, partially offset by the rapid decline mentioned above for the second quarter of 2022 as a result of warmer than usual weather.

Segment loss for Completion and Other Services for the three months ended June 30, 2022 was approximately $784,000, as compared to a segment loss of approximately $491,000 for the same period in 2021. Segment profit for Completion and Other Services for the six months ended June 30, 2022 was approximately $342,000, as compared to a segment loss of approximately $334,000 for the same period in 2021. This quarter-over-quarter decrease and year-over-year increase were primarily related to the reasons discussed above for segment revenues.

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$638	$588	$1,169	$1,032
Central USA Region(2)	2,290	1,414	4,338	2,654
Eastern USA Region(3)	182	227	350	387
Total Production Services	3,110	2,229	5,857	4,073

Completion and Other Services:
Rocky Mountain Reg ion(1)	203	755	4,881	2,707
Central USA Region(2)	137	-	248	-
Eastern USA Region(3)	-	103	1,047	1,450
Total Completion and Other Services	340	858	6,176	4,157

Total Revenues	$3,450	$3,087	$12,033	$8,230

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenues in the Rocky Mountain Region for the three months ended June 30, 2022 increased approximately $50,000, or 9%, as compared to the same period in 2021. Production Services segment revenues in the Rocky Mountain Region for the six months ended June 30, 2022 increased approximately $137,000, or 13%, as compared to the same period in 2021. These increases were primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices, in both the DJ Basin and Bakken area, as well as increases in acidizing services in both of these areas.

Production Services segment revenues in the Central USA Region for the three months ended June 30, 2022 increased approximately $876,000, or 62%, as compared to the same period in 2021. Production Services segment revenues in the Central USA Region for the six months ended June 30, 2022 increased approximately $1.7 million, or 63%, as compared to the same period in 2021. These increases were primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices, in both the Eagle Ford Shale and East Texas Oilfield, as well as increases in acidizing services in both of these areas.

Production Services segment revenues in the Eastern USA Region for the three months ended June 30, 2022 decreased approximately $45,000, or 20%, as compared to the same period in 2021. Production Services segment revenues in the Eastern USA Region for the six months ended June 30, 2022 decreased approximately $37,000, or 10%, as compared to the same period in 2021. These decreases were due to decreases in hot oiling activity in the Marcellus and Utica Shale formations.

Completion and Other Services segment revenues in the Rocky Mountain Region for the three months ended June 30, 2022 decreased approximately $552,000, or 73%, as compared to the same period in 2021 primarily due to decreases in completion activity in both the DJ Basin and Bakken area as a result of unseasonably warmer weather early in the second quarter of 2022. Completion and Other Services segment revenues in the Rocky Mountain Region for the six months ended June 30, 2022 increased approximately $2.2 million, or 80%, as compared to the same period in 2021 primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices.

Completion and Other Services segment revenues in the Central USA Region for the three months ended June 30, 2022 increased approximately $137,000, or 100%, as compared to the same period in 2021. Completion and Other Services segment revenues in the Central USA Region for the six months ended June 30, 2022 increased approximately $248,000, or 100%, as compared to the same period in 2021. These increases were due to hauling activity in the region during the first two quarters of 2022 that did not occur during the same period in 2021.

Completion and Other Services segment revenues in the Eastern USA Region for the three months ended June 30, 2022 decreased approximately $103,000, or 100%, as compared to the same period in 2021. Completion and Other Services segment revenues in the Eastern USA Region for the six months ended June 30, 2022 decreased approximately $403,000, or 28%, as compared to the same period in 2021. These decreases were due to decreases in completion activity in the Marcellus Shale formation during the first two quarters of 2022.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our "heating season," and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenues mix of our service offerings changes outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an illustration of this quarter-to-quarter seasonality, the Company generated 60% of its 2021 revenues (75% of 2020 revenues) during the first and fourth quarters compared to 40% of its 2021 revenues (25% of 2020 revenues) during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, increased by approximately $222,000, or 6%, for the three months ended June 30, 2022, as compared to the same period in 2021. Direct operating expenses for the six months ended June 30, 2022 increased by approximately $2.4 million, or 27%, as compared to the same period in 2021. These increases were due to the increased activity levels the Company experienced during the first two quarters of 2022, as compared to 2021.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended June 30, 2022 increased approximately $566,000, or 57%, to $1.6 million, as compared to the same period in 2021. Sales, general, and administrative expenses for the six months ended June 30, 2022 increased approximately $679,000, or 34%, to $2.7 million, as compared to the same period in 2021. These mostly non-recurring increases were primarily due to increases in professional fees associated with the Company's restatement of its Form 10-Qs for all three quarters of 2021, as well as additional work relating to the 2021 year end audit and Form 10-K, coupled with a significant period-over-period increase in stock-based compensation expense resulting from the severance agreement with the Company's former President and Chief Financial Officer and equity awards issued to our current Chief Financial Officer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2022 decreased by approximately $232,000, or 17%, to $1.1 million, as compared to the same period in 2021. Depreciation and amortization expense for the six months ended June 30, 2022 decreased by $425,000, or 16%, to $2.2 million, as compared to the same period in 2021. These decreases were primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment during the first two quarters of 2022, creating a smaller depreciable base on which our depreciation expense is calculated.

Loss from Operations

For the three months ended June 30, 2022, the Company recognized a loss from operations of $3.6 million compared to a loss from operations of $3.0 million for the same period in 2021. This increased loss of approximately $603,000 was due to the period-over-period increase in our sales, general, and administrative expenses. For the six months ended June 30, 2022, the Company recognized a loss from operations of $4.6 million compared to a loss from operations of $5.3 million for the same period in 2021. This decreased loss of approximately $755,000 was primarily due to the $1.4 million increase in segment profits for the first two quarters of 2022, as compared to 2021, partially offset by a period-over-period increase in our sales, general, and administrative expenses.

Interest Expense

Interest expense for the three months ended June 30, 2022 increased approximately $422,000 as compared to the same period in 2021. Interest expense for the six months ended June 30, 2022 increased approximately $561,000 as compared to the same period in 2021. These increases were due to the interest expense recognized during the first two quarters of 2022 as part of the facilities brought on through the Refinancing. There was no interest expense on our pre-existing primary debt obligation (2017 Amended Credit Facility) recorded during 2021 in either quarter due to the accounting for it as a troubled debt restructuring during the third quarter of 2020.

Other Income

Other income for the three months ended June 30, 2022 was approximately $57,000, as compared to approximately $1.1 million for the same period in 2021. Other income for the six months ended June 30, 2022 was approximately $92,000, as compared to approximately $1.0 million for the same period in 2021. These decreases were primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the first two quarters of 2021.

Income Taxes

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of June 30, 2021, $0.9 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $0.9 million of deferred income tax expense for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company's income tax benefit of $0.2 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

The effective tax expense for the three and six months ended June 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net losses to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA*
Net loss	$(3,935)	$(1,433)
Add back:
Interest expense	433	11
Deferred income tax (benefit)	-	(477)
Depreciation and amortization (including discontinued operations)	1,105	1,337
EBITDA* (non-GAAP)	(2,397)	(562)
Add back (deduct):
Stock-based compensation	475	25
Severance and transition costs	299	-
Loss on disposal of assets (including discontinued operations)	130	19
Other income	(57)	(1,057)
Adjusted EBITDA* (non-GAAP)	$(1,550)	$(1,575)

	For the Six Months Ended June 30,
	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA*
Net loss	$(795)	$(5,335)
Add back:
Interest expense	605	44
Deferred income tax expense	-	948
Depreciation and amortization (including discontinued operations)	2,248	2,679
EBITDA* (non-GAAP)	2,058	(1,664)
Add back (deduct):
Stock-based compensation	496	49
Severance and transition costs	299	7
Loss on disposal of assets (including discontinued operations)	165	70
Gain on debt extinguishment(1)	(4,277)	-
Other income	(92)	(979)
EBITDA related to discontinued operations	-	1
Adjusted EBITDA* (non-GAAP)	$(1,351)	$(2,516)

_________________________
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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 was consistent as compared to the same period in 2021. Adjusted EBITDA for the six months ended June 30, 2022 increased by approximately $1.2 million, or 46%, as compared to the same period in 2021. This increase was primarily attributable to period-over-period improvement in our segment profit as noted above in our Segment Profit (Loss) table.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had outstanding principal loan balances under our 2022 Financing Facilities of approximately $8.1 million with a weighted average interest rate of 11.50% per year.

The following table summarizes our statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,259	$(2,122)
Net cash provided by (used in) investing activities	203	(130)
Net cash (used in) provided by financing activities	(1,303)	4,591
Net increase in cash and cash equivalents	159	2,339

Cash and cash equivalents, beginning of period	149	1,467

Cash and cash equivalents, end of period	$308	$3,806

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022 was approximately $1.3 million compared to cash used in operating activities of approximately $2.1 million for the same period in 2021. This increase of approximately $3.4 million was primarily due to a $4.3 million period-over-period improvement in net working capital, partially offset by period-over-period increases in sales, general, and administrative expenses and severance and transition costs.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was approximately $203,000 compared to cash used in investing activities of approximately $130,000 for the same period in 2021. This increase of approximately $333,000 was primarily due to current year proceeds from disposals of property and equipment exceeding that of the prior year.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was approximately $1.3 million compared to cash provided by financing activities of approximately $4.6 million for the same period in 2021. This decrease of approximately $5.9 million was primarily due to the non-recurrence of approximately $8.8 million of net cash generated through the February 2021 Public Offering from the prior period as well as approximately $1.7 million of current year principal payments on the 2022 Financing Facilities that did not occur in the prior period, partially offset by both a $3.4 million reduction in term loan and line of credit repayments as well as net proceeds from the current year March 2022 Convertible Note in the amount of $963,000.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Current assets	$4,016	$5,593
Total assets	20,721	25,148
Current liabilities	7,874	12,532
Total liabilities	15,506	19,806
Working capital deficit (current assets net of current liabilities)	(3,858)	(6,939)
Stockholders’ equity	5,215	5,342

Overview

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its pre-existing 2017 Amended Credit Facility with East West Bank. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5.00% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million.

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

Additionally, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the “March 2022 Convertible Note”) to Cross River Partners, LP (“Cross River”). The March 2022 Convertible Note has a six-year term and accrues interest at 7% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is to be secured by certain of the Company’s owned real property located in North Dakota.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River exchanged the Cross River Revolver Note and $450,000 for a convertible secured subordinated promissory note (the “Cross River Exchange Note”) and a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The Cross River Exchange Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the Cross River Exchange Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The Cross River Exchange Note is to be secured by certain of the Company’s owned real property located in North Dakota.

Prior to the 2022 Financing Facilities and the various Cross River promissory notes, we have relied on cash flow from operations as well as borrowings under the $1.0 million line of credit under our pre-existing 2017 Amended Credit Facility to satisfy our liquidity needs. As of June 30, 2022, in addition to cash and cash equivalents of $308,000, we had approximately $12,000 available under the LSQ Facility.

Our capital requirements for the remainder of 2022 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of June 30, 2022, our available liquidity was $320,000 which represented our cash and cash equivalents balance of $308,000 as well as $12,000 available under the LSQ Facility. Although the Company believes the Refinancing, recent debt financing from Cross River, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations, especially during the Company’s traditionally slowest revenue periods of the second and third fiscal quarters. If the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of June 30, 2022, we had a working capital deficit of approximately $3.9 million, compared to a working capital deficit of approximately $6.9 million as of December 31, 2021. This $3.0 million increase in working capital was primarily attributable to the Refinancing, as described in Note 5 - Debt of the condensed consolidated financial statements, partially offset by the $1.7 million build in our accounts payable and accrued liabilities and the period-over-period reductions in our accounts receivable and prepaid expenses and other current assets.

Outlook

Our revenues are primarily derived from the performance of services within the domestic oil and natural gas industry, most specifically hot oiling and acidizing services as well as frac water heating. Supplemental to these services, we also perform hauling and labor services for our client base which typically occur during the slower revenues generating seasons of late spring, summer and early fall. As a service provider within the energy sector, we are subject to geopolitical influences, demand variances and the drilling activities of the industry. In addition, our frac water heating services are further impacted by the extent of cold weather during winter months. The price of crude oil and natural gas greatly impacts the levels of activities of our clients, which in turn impacts our business. Unforeseen disruptions such as the worldwide COVID-19 pandemic also influence demand, thereby impacting our business. The change in the federal government administration and the governmental shift, both at the federal and state level, to move away from fossil fuels and towards cleaner energy alternatives has weakened demand for our services over the past few years; whereas, the invasion of Ukraine and the resulting impact of the war on worldwide energy prices has led to a rebound in the number of domestic oil rigs in operation and has positively impacted demand for some of our services. We believe the swings in the demand for our services will continue to be cyclical, in addition to the annual seasonal swings our Company has historically experienced.

As alluded to above, over the past three years we have witnessed significant variances in demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $108 per barrel as of June 30, 2022. The number of rigs in operation in the domestic USA followed this trend. In December 2019, the USA domestic rig count was at 805 rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 753 as of June 30, 2022. The rig count has continued to rise to 770 rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between rig count and the demand for our services. While the increases to rig counts and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through the Refinancing. Our new LSQ Facility has given us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. While we are still navigating some legacy obligations, events of the past few years of decline, and delays related to our financial restatements and resultant staff changes, we believe we are better positioning our Company to enjoy success within the markets we serve and control our costs during our slower revenues generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil or a substantial reduction in the number of domestic rigs in operation within the USA, we believe our Company is positioning itself to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital obligations as of June 30, 2022 consist primarily of our 2022 Financing Facilities which mature through 2027. In addition, we also have scheduled principal payments under our finance and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of June 30, 2022, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As more fully described above, we have identified material weaknesses in internal controls over financial reporting and are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 8, 2021, a plaintiff who is a Texas resident, filed a complaint in Texas State Court in Atascosa County, against the Company, our wholly owned subsidiary, Heat Waves Hot Oil Service, LLC, and two individual former Company employees alleging negligence by our Company and subsidiary in connection with a traffic accident sustained by the plaintiff on November 19, 2019. On August 9, 2022, the Company, its insurance carriers and the plaintiff entered into a mediated settlement of all claims against all parties in the matter of the auto liability claim. The $9.3 million settlement agreement was executed by all parties in September 2022. The insurance claim payment to the plaintiff was covered by the Company’s insurance policies.

In June 2022, the Company was served with a class action lawsuit claiming that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. In August 2022, the plaintiff's counsel notified the Company that it was amending its complaint to replace the original plaintiff with a new lead plaintiff. The Company maintains Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about such lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, which could adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on July 7, 2022, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Separation Agreement and Release by and between Enservco Corporation and Marjorie Hargrave effective April 13, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 14, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: November 14, 2022	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)