Form 10-Q
period 2022-09-30
Enservco Corp
filed 2022-12-23
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of December 20, 2022 there were 11,828,846 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$211	$149
Accounts receivable, net	1,268	2,845
Prepaid expenses and other current assets	1,236	2,185
Inventories	250	346
Assets held for sale	673	68
Total current assets	3,638	5,593

Property and equipment, net	12,206	16,173
Goodwill	546	546
Intangible assets, net	236	399
Right-of-use asset - finance, net	25	41
Right-of-use asset - operating, net	1,612	2,060
Other assets	320	336

TOTAL ASSETS	$18,583	$25,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,437	$2,857
Senior revolving credit facility, related party (including future interest payable of $0 and $38, respectively - see Note 5)	-	8,698
Utica Facility (Note 5)	1,027	-
LSQ Facility (Note 5)	850	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	70	-
July 2022 Convertible Note, related party (Note 2 and Note 5)	30	-
Cross River Revolver Note, related party (Note 2 and Note 5)	225	-
Subordinated debt, related party (Note 2 and Note 5)	-	211
Lease liability - finance, current	13	20
Lease liability - operating, current	582	688
Current portion of long-term debt	61	58
Other current liabilities	619	-
Total current liabilities	7,914	12,532

Non-Current Liabilities:
Senior revolving credit facility, related party	-	5,404
Utica Facility, less current portion (Note 5)	4,535	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	1,130	-
July 2022 Convertible Note, related party (Note 2 and Note 5)	1,170	-
Utica Residual Liability	73	-
Long-term debt, less current portion (Note 5)	8	54
Lease liability - finance, less current portion	12	23
Lease liability - operating, less current portion	1,146	1,496
Deferred tax liabilities	273	273
Other non-current liabilities	24	24
Total non-current liabilities	8,371	7,274

TOTAL LIABILITIES	16,285	19,806

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 11,835,753 and 11,439,191 shares issued as of September 30, 2022 and December 31, 2021, respectively; 6,907 shares of treasury stock as of September 30, 2022 and December 31, 2021; and 11,828,846 and 11,432,284 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	57	57
Additional paid-in capital	41,693	40,866
Accumulated deficit	(39,452)	(35,581)
Total stockholders' equity	2,298	5,342

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,583	$25,148

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Production services	$2,788	$2,483	$8,645	$6,556
Completion and other services	321	544	6,497	4,701
Total revenues	3,109	3,027	15,142	11,257

Expenses:
Production services	2,599	2,489	7,976	6,802
Completion and other services	890	1,189	6,724	5,680
Sales, general, and administrative expenses	1,094	907	3,763	2,897
Severance and transition costs	2	-	301	7
Loss on disposal of assets	93	-	258	70
Depreciation and amortization	1,069	1,302	3,317	3,975
Total operating expenses	5,747	5,887	22,339	19,431

Loss from operations	(2,638)	(2,860)	(7,197)	(8,174)

Other (expense) income:
Interest expense	(448)	(6)	(1,053)	(50)
Gain on debt extinguishment (Note 5)	-	-	4,277	-
Other income	10	2,689	102	3,668
Total other (expense) income	(438)	2,683	3,326	3,618

Loss from continuing operations before taxes	(3,076)	(177)	(3,871)	(4,556)
Deferred income tax benefit (expense)	-	546	-	(402)
(Loss) income from continuing operations	(3,076)	369	(3,871)	(4,958)
Loss from discontinued operations	-	-	-	(8)
Net (loss) income	$(3,076)	$369	$(3,871)	$(4,966)

(Loss) income from continuing operations per common share - basic and diluted	$(0.27)	$0.03	$(0.34)	$(0.46)
Loss from discontinued operations per common share - basic and diluted	-	-	-	-
Net (loss) income per share - basic and diluted	$(0.27)	$0.03	$(0.34)	$(0.46)

Weighted average number of common shares outstanding - basic and diluted	11,536	11,433	11,494	10,692

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555

Stock-based compensation	-	-	24	-	24
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Net loss	-	-	-	(3,902)	(3,902)
Balance at March 31, 2021	11,433	$57	$40,760	$(31,431)	$9,386

Stock-based compensation	-	-	25	-	25
Net loss	-	-	-	(1,433)	(1,433)
Balance at June 30, 2021	11,433	$57	$40,785	$(32,864)	$7,978

Stock-based compensation	-	-	21	-	21
Restricted share cancellation	(1)	-	-	-	-
Net income	-	-	-	369	369
Balance at September 30, 2021	11,432	$57	$40,806	$(32,495)	$8,368

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342

Stock-based compensation	-	-	21	-	21
Restricted share issuances	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

Stock-based compensation	-	-	475	-	475
Restricted share issuances	50	-	110	-	110
Restricted share cancellations	(61)	-	-	-	-
Net loss	-	-	-	(3,935)	(3,935)
Balance at June 30, 2022	11,491	$57	$41,534	$(36,376)	$5,215

Stock-based compensation	-	-	159	-	159
Restricted share issuances	345	-	-	-	-
Restricted share cancellations	(7)	-	-	-	-
Net loss	-	-	-	(3,076)	(3,076)
Balance at September 30, 2022	11,829	$57	$41,693	$(39,452)	$2,298

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(3,871)	$(4,966)
Net loss from discontinued operations	-	(8)
Net loss from continuing operations	(3,871)	(4,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,317	3,975
Deferred income tax expense	-	402
Loss on disposal of equipment	258	70
Board compensation issued in equity	60	311
Write-off of inventories	52	-
Gain on debt extinguishment	(4,277)	-
Interest paid-in-kind on line of credit	119	-
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304
Stock-based compensation	655	70
Severance cost incurred through issuance of restricted shares	112	-
Amortization of debt issuance costs and discount	46	8
Gain on forgiveness of PPP loan	-	(1,964)
Provision for bad debt recovery	-	(15)
Changes in operating assets and liabilities:
Accounts receivable	1,577	(531)
Inventories	44	(76)
Prepaid expense and other current assets	950	(1,292)
Amortization of operating lease assets	543	638
Other assets	(160)	92
Accounts payable and accrued liabilities	1,581	(224)
Operating lease liabilities	(552)	(633)
Other liabilities	(304)	(64)
Net cash provided by (used in) operating activities - continuing operations	150	(3,887)
Net cash provided by operating activities - discontinued operations	-	4
Net cash provided by (used in) operating activities	150	(3,883)

INVESTING ACTIVITIES:
Purchases of property and equipment	(220)	(348)
Proceeds from disposals of property and equipment	361	65
Net cash provided by (used in) investing activities - continuing operations	141	(283)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	141	(283)

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	-	9,660
Stock issuance costs and registration fees	-	(815)
Term loan contractual repayments	(350)	(3,000)
Term loan repayment consummated in conjunction with Refinance (Note 5)	(8,400)	-
Establishment of LSQ Facility consummated in conjunction with Refinance (Note 5)	2,400	-
Establishment of Utica Facility consummated in conjunction with Refinance, net (Note 5)	6,000	-
Net LSQ Facility repayments	(1,550)	-
Repayments of Utica Facility	(480)	-
Net line of credit repayments	-	(701)
Troubled debt restructuring accrued future interest payments	(176)	(585)
March 2022 Convertible Note proceeds, net, related party	963	-
July 2022 Convertible Note proceeds, related party	1,200	-
Cross River Revolver Note proceeds	225	-
Repayments of long-term debt	(43)	(86)
Payments of finance leases	(18)	(99)
Net cash (used in) provided by financing activities - continuing operations	(229)	4,374
Net cash used in financing activities - discontinued operations	-	(2)
Net cash (used in) provided by financing activities	(229)	4,372

Net Increase in Cash and Cash Equivalents	62	206

Cash and Cash Equivalents, beginning of period	149	1,467

Cash and Cash Equivalents, end of period	$211	$1,673

Supplemental Cash Flow Information:
Cash paid for interest	$846	$630
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash establishment of EWB Obligation consummated in conjunction with the Refinance (Note 5)	$1,000	$-
Non-cash conversion of subordinated debt and accrued interest to Company common stock	-	1,312
Non-cash conversion of unamortized subordinated debt discount	-	61

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of September 30, 2022 and December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 and 2021.

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

In March 2022, the Company entered into a new financing arrangement with lenders which replaced the 2017 Amended Credit Facility in its entirety. The new facilities consist of a term debt facility, a receivables factoring agreement, as well as a convertible subordinated promissory note (the "March 2022 Convertible Note"), the latter of which was issued by Cross River Partners, LP ("Cross River"), an entity controlled by Richard Murphy, the Company’s CEO and Chairman. Upon entry into these facilities, East West Bank agreed to forgive approximately $4.3 million of the Company's indebtedness under the 2017 Amended Credit Facility. In July 2022, the Company entered into a second convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River, whereby the Company received $1.2 million of capital for general working capital purposes. In addition, in September  2022, the Company entered into a $750,000 revolving credit facility with Cross River (the "Cross River Revolver Note"). The March 2022 refinancing facilities, as well as the recent convertible note and revolver financings with Cross River, are more fully described in Note 5 - Debt.

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2022, we generated net losses of approximately $3.1 million and $3.9 million, respectively. Our net loss for the nine months ended September 30, 2022 includes a $4.3 million gain on debt extinguishment related to the Refinancing as discussed in Note 5 - Debt. In addition, our loss from operations decreased to approximately $7.2 million for the nine months ended September 30, 2022, compared with a loss from operations of approximately $8.2 million for the nine months ended September 30, 2021. As of September 30, 2022, we had cash and cash equivalents of $211,000 and a working capital deficit of approximately $4.3 million.

Although the Company believes the Refinancing, recent debt financing from Cross River, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry. See Note 5 - Debt for a description of events that have occurred subsequent to the balance sheet date that impact our liquidity position as of the date of this filing.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of September 30, 2022 and December 31, 2021, the Company had an allowance for doubtful accounts of approximately $245,000 and $482,000, respectively. For the three and nine months ended September 30, 2022, the Company recorded no bad debt expense nor recovery; however, approximately $237,000 in uncollectible accounts were written off during the nine months ended September 30, 2022, all of which occurred during the first quarter of 2022. For the three and nine months ended September 30, 2021, the Company recorded approximately $18,000 and $15,000, respectively, as bad debt recovery.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2022, the Company wrote-off approximately $52,000 of inventories. For the three and nine months ended September 30, 2021, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest for the three and nine months ended September 30, 2022 or 2021. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

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

The Company amortizes leasehold improvements over the shorter of the life of the lease or the projected life of the improvements.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three and nine months ended September 30, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and nine months ended September 30, 2022 and 2021, the Company recorded no impairment charges on its held for sale assets.

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

For the three and nine months ended September 30, 2022 and 2021, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

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

As of September 30, 2022 and 2021, the Company had unvested restricted stock awards with service and performance conditions. For the three and nine months ended September 30, 2022, there were 242,500 unvested restricted shares included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the three and nine months ended September 30, 2022, there were 25,000 unvested restricted shares that have performance conditions and these shares are also participating share-based awards and are considered outstanding as of the grant date.

As of September 30, 2022, there were warrants to acquire an aggregate of 1,192,085 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 5 - Debt and Note 9 - Stock Options and Restricted Stock. As of September 30, 2022, the outstanding warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2022, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Further, as of September 30, 2022, the Company has two $1.2 million convertible notes (the  "March 2022 Convertible Note" and the "July 2022 Convertible Note", both as discussed in Note 5 - Debt) outstanding. The March 2022 Convertible Note is convertible at a conversion price equal to the average closing price of the Company's common stock for a five-day period prior to exercising such conversion. The July 2022 Convertible Note is convertible at a conversion price of $1.69 per share or equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering. Accordingly, applying the if-converted method to the  March 2022 Convertible Note and July 2022 Convertible Note as of  September 30, 2022 results in common stock equivalents totaling 1,532,239 and 850,289 for the three and nine months ended September 30, 2022, respectively, that would have been included in the computation of diluted earnings per share if the Company had net income for either of the three or nine months ended September 30, 2022.

As of September 30, 2021, there were outstanding stock options and warrants to acquire an aggregate of 1,195,019 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 9 - Stock Options and Restricted Stock. As of September 30, 2021, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2021, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

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

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2019 through 2021 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2018 to 2021.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. Beginning in 2017 the Company valued its warrants using the Binomial Lattice model ("Lattice"). Specific inputs used in the Lattice are the underlying stock price, the exercise price of the warrant, expected dividends, historical volatility, term to expiration and risk-free interest rates. The Company did not have any transfers between hierarchy levels for the three and nine months ended September 30, 2022. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Trucks and vehicles	$53,313	$54,670
Other equipment	2,059	2,059
Buildings and improvements	2,600	3,140
Land	190	378
Total property and equipment	58,162	60,247
Accumulated depreciation	(45,956)	(44,074)
Property and equipment, net	$12,206	$16,173

For the three and nine months ended September 30, 2022, the Company recorded depreciation expense of approximately $1.0 million and $3.1 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded depreciation expense of approximately $1.2 million and $3.8 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(831)	(668)
Net carrying value	$236	$399

The useful lives of our intangible assets are estimated to be five years at inception. For the three and nine months ended September 30, 2022 and 2021, amortization expense was approximately $54,000 and $163,000, respectively.

The following table represents the amortization expense for the twelve months ending September 30 (in thousands):

	2023	2024	2025	2026	2027
Customer relationships	$125	$10	$-	$-	$-
Patents and trademarks	93	8	-	-	-
Total intangible asset amortization expense	$218	$18	$-	$-	$-

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

Subordinated Debt with Related Party

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made to a third-party potential lender who showed interest in refinancing the East West Bank 2017 Amended Credit Facility. The subordinated debt was due upon the earlier of  June 21, 2022, or completion of the refinancing of the East West Bank 2017 Amended Credit Facility. Cross River will also be paid a loan fee of $10,000 upon repayment of the subordinated debt, which is in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which is being amortized to interest expense over the term of the debt. During the three and nine months ended September 30, 2022, the Company amortized approximately $0 and $5,000 to "Interest expense" in the consolidated statements of operations.

During the nine months ended September 30, 2022, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of approximately $162,000 were returned to Cross River from the third-party potential lender in the first quarter of 2022, and the subordinated debt was reduced by the same amount at that time.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is secured by certain of the Company’s owned real property located in North Dakota. As of  September 30, 2022, $225,000 was outstanding under this Cross River Revolver Note.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the 2017 Amended Credit Facility and the Utica Facility discussed above and these costs were amortized to interest expense over the terms of the facilities on a straight-line basis. There was approximately $184,000 of remaining unamortized debt discount for the Utica Facility as of September 30, 2022. There were no remaining unamortized debt issuance costs for the 2017 Amended Credit Facility as of  December 31, 2021. For the three and nine months ended September 30, 2022, the Company amortized approximately $20,000 and $41,000, respectively, of these costs to “Interest expense” in the condensed consolidated statements of operations as it relates to the Utica Facility.

Notes Payable

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Refinanced March 24, 2022.	$-	$14,102
Utica Facility. Interest at 15.5% with monthly principal and interest payments on a fifty-one month amortization schedule. Additional elective interest rate surcharge. Collateralized by equipment of Heat Waves. Matures June 24, 2026.	5,746	-
LSQ Facility. Upfront 0.1% invoice purchase fee on all invoices submitted. Funds daily usage fee of 0.021%. Maximum availability set at $10 million.	850	-
March 2022 Convertible Note with related party. Interest at 7% with quarterly interest only payments until March 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures March 22, 2028.	1,200	-
July 2022 Convertible Note with related party. Interest at 7.75% with quarterly interest only payments until June 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures July 15, 2028.	1,200	-
Cross River Revolver Note with related party. Interest at 8% with principal payments due upon demand with thirty days notice. Matures September 22, 2023.	225	-
Subordinated Promissory Note with related party. Non-interest bearing. $10,000 flat fee paid to consummate loan. Matured June 21, 2022.	-	220
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	69	112
Total long-term debt	9,290	14,434
Less debt discount and debt issuance costs	(184)	(9)
Less current portion	(2,263)	(8,967)
Long-term debt, net of debt discount and current portion	$6,843	$5,458

Aggregate contractual principal maturities of debt for the twelve months ending September 30 are as follows (in thousands):

2023	$2,263
2024	1,514
2025	1,801
2026	2,131
2027	240
Thereafter	1,341
Total	$9,290

Subsequent Events

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River loaned an additional $450,000 to the Company, exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”) and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

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

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of September 30, 2021, $0.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $0.4 million of deferred income tax expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company's income tax benefit of $0.9 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of September 30, 2022, the Company leases facilities and certain equipment under lease commitments that expire through September 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2023	$675	$14
2024	583	12
2025	384	1
2026	269	-
Total future lease payments	1,911	27
Impact of discounting	(183)	(2)
Discounted value of lease obligations	$1,728	$25

The following table summarizes the components of our gross operating and finance lease costs incurred for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost:
Current lease cost	$13	$24	$62	$57
Long-term lease cost	183	256	637	768
Total operating lease cost	$196	$280	$699	$825

Finance lease cost:
Amortization of right-of-use assets	$3	$7	$16	$54
Interest on lease liabilities	-	1	1	5
Total finance lease cost	$3	$8	$17	$59

Our weighted-average lease term and discount rate used for the nine months ended September 30, 2022 and 2021 are as follows:

	For the Nine Months Ended
	September 30,
	2022	2021
Operating:
Weighted-average lease term (years)	3.07	3.57
Weighted-average discount rate	6.38%	6.09%

Finance:
Weighted-average lease term (years)	1.99	2.36
Weighted-average discount rate	5.59%	5.72%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and under that plan was responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year, up to a maximum of approximately $1.8 million per year in the aggregate based on enrollment. The Company had no accrued liability as of September 30, 2022 and December 31, 2021, respectively, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2021. The Company's trailing potential liability for unsubmitted claims under the self-insured plan expired on December 31, 2021, and the remaining $92,000 was recorded to Other income on that date. Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and was no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of approximately $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). Per the terms of our insurance policy, through March 31, 2022, we had paid in approximately $1.8 million of the projected maximum plan cost of $1.8 million and had recorded approximately $1.6 million as expense over the term of the policy. In the fourth quarter of 2021, the final remaining claim was settled resulting in no additional liability to the Company at that time. Concurrent with this settlement, the Company was provided with a range of most likely amounts which would be returned. During the fourth quarter of 2021, the Company reduced the deposit to the lowest amount in the range, or $126,000. The Company collected the remaining unused deposit that was being held by the underwriter in the second quarter of 2022.

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

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in United States District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November  28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants.

We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. The Company has Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about the lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, either of which could materially adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

Note 8 – Stockholders’ Equity

 Conversion of Subordinated Debt to Equity

On  February 11, 2021, the Company exchanged $625,000 of its outstanding subordinated debt with Cross River, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant-date fair value $2.02 per share and are exercisable beginning one-year from the issuance date on February 11, 2022 until February 11, 2026. The issuance of the warrant at its grant date fair value of $2.02 per share caused the Company to record a loss of approximately $304,000 upon the conversion of the subordinated debt on February 3, 2021.

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

The issuance of warrants to Cross River was reviewed and approved by the independent directors of the Company.

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

A summary of warrant activity for the nine months ended September 30, 2022 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2021	1,192,085	$3.57	3.75
Issued	-	-	-
Expired	-	-	-
Outstanding as of September 30, 2022	1,192,085	$3.57	3.00

Exercisable as of September 30, 2022	1,192,085	$3.57	3.00

Note 9 – Stock Options and Restricted Stock

Stock Options

On July 27, 2010, the Company’s Board of Directors adopted the 2010 Stock Incentive Plan (the "2010 Plan"). The aggregate number of shares of Company common stock that could be granted under the 2010 Plan was reset at the beginning of each year based on 15% of the number of shares of Company common stock then outstanding. As such, on January 1, 2016, the number of shares of Company common stock available under the 2010 Plan was reset to 381,272 shares based upon 2,541,809 shares outstanding on that date. Options were typically granted with an exercise price equal to the estimated fair value of the Company's common stock at the date of grant with a vesting schedule of one to three years and a contractual term of 5 years. As discussed below, the 2010 Plan has been replaced by a new stock option plan and no additional stock option grants will be granted under the 2010 Plan. As of September 30, 2022, there were no options available for issuance under the 2010 Plan.

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of September 30, 2022, there were no outstanding options. Further, as of September 30, 2022, we had granted 226,221 shares of restricted stock that remained outstanding under the 2016 Plan.

For the nine months ended September 30, 2022 and 2021, no options were granted or exercised.

The following is a summary of stock option activity for all equity plans for the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	1,334	$5.55	0.42
Forfeited or expired	(1,334)	5.55	-
Outstanding as of September 30, 2022	-	$-	-

Vested as of September 30, 2022	-	$-	-

Exercisable as of September 30, 2022	-	$-	-

For the three and nine months ended September 30, 2022 and 2021, the Company recognized no stock-based compensation costs for stock options. As of September 30, 2022, there was no remaining unrecognized compensation costs related to non-vested options under the Company's stock option plans.

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2021	181,221	$1.58
Granted	345,000	2.68
Vested	(178,721)	2.12
Forfeited	(80,000)	2.21
Restricted shares as of September 30, 2022	267,500	$2.44

For the three and nine months ended September 30 2022, the Company recognized stock-based compensation costs for restricted stock of approximately $159,000 and $655,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recognized stock-based compensation costs for restricted stock of approximately $21,000 and $70,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

As of September 30, 2022, there is approximately $323,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next 1.25 years.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	-	2,934	747	4,201
Warrants	1,192,085	1,192,085	1,192,085	1,170,204
Weighted average	1,192,085	1,195,019	1,192,832	1,174,405

The Company awarded 70,340 restricted shares for the 2022 Board of Directors fees and recognized expense of approximately $60,000 related to the award of these shares for the nine months ended September 30, 2022.

The Company issued 50,000 restricted shares for the nine months ended September 30, 2022 as part of the severance agreement related to the resignation of a former Chief Financial Officer. This issuance had a grant date fair value of approximately $112,000 and the expense for this issuance was recognized within the line item "Severance and transition costs" in the condensed consolidated statement of operations for the nine months ended September 30, 2022. Unvested restricted performance share-based awards totaling 61,000 shares were forfeited as part of the severance agreement.

The Company granted Mark Patterson, the Company's Chief Financial Officer, a 300,000 share restricted stock award for the nine months ended September 30, 2022 that is subject to transfer and forfeiture restrictions. The vesting of 100,000 of the restricted shares from this award occurred simultaneous with the grant date; however, the transfer and forfeiture restrictions on the remaining 200,000 restricted shares will lapse in two equal installments of 100,000 restricted shares on each of January 1, 2023 and January 1, 2024, subject to his continuous service through each vesting date. This restricted stock award is not being granted under the Company’s 2016 Equity Incentive Plan. Additionally for the nine months ended September 30, 2022, the Company granted Mr. Patterson a 45,000 share restricted stock award that is also subject to transfer and forfeiture restrictions. The vesting of 15,000 of the restricted shares from this award occurred simultaneous with the grant date; however, the transfer and forfeiture restrictions on the remaining 30,000 restricted shares will lapse in two equal installments of 15,000 restricted shares on each of January 1, 2023 and January 1, 2024, subject to his continuous service through each vesting date. This restricted stock award is being granted under the Company’s 2016 Equity Incentive Plan. The vesting of all such shares of restricted stock for Mr. Patterson would accelerate upon any termination or constructive termination of his employment with the Company without cause that occurs within one year of a change of control of the Company.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended September 30, 2022:
Revenues	$2,788	$321	$-	$3,109
Cost of revenues	2,599	890	-	3,489
Segment profit (loss)	$189	$(569)	$-	$(380)

Depreciation and amortization	$546	$432	$91	$1,069
Capital expenditures	$34	$27	$-	$61
Identifiable assets(1)	$9,017	$7,131	$206	$16,354

For the Three Months Ended September 30, 2021:
Revenues	$2,483	$544	$-	$3,027
Cost of revenues	2,489	1,189	-	3,678
Segment loss	$(6)	$(645)	$-	$(651)

Depreciation and amortization	$639	$562	$101	$1,302
Capital expenditures	$77	$68	$8	$153
Identifiable assets (1)	$11,906	$10,460	$614	$22,980

	Production Services	Completion and Other Services	Unallocated	Total
For the Nine Months Ended September 30, 2022:
Revenues	$8,645	$6,497	$-	$15,142
Cost of revenues	7,976	6,724	-	14,700
Segment profit (loss)	$669	$(227)	$-	$442

Depreciation and amortization	$1,593	$1,440	$284	$3,317
Capital expenditures	$116	$104	$-	$220
Identifiable assets(1)	$9,017	$7,131	$206	$16,354

For the Nine Months Ended September 30, 2021:
Revenues	$6,556	$4,701	$-	$11,257
Cost of revenues	6,802	5,680	-	12,482
Segment loss	$(246)	$(979)	$-	$(1,225)

Depreciation and amortization	$1,739	$1,935	$301	$3,975
Capital expenditures	$166	$174	$8	$348
Identifiable assets(1)	$11,906	$10,460	$614	$22,980

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Segment loss	$(380)	$(651)
Sales, general, and administrative expenses	(1,094)	(907)
Severance and transition costs	(2)	-
Loss on disposal of equipment	(93)	-
Depreciation and amortization	(1,069)	(1,302)
Loss from operations	$(2,638)	$(2,860)

	For the Nine Months Ended
	September 30,
	2022	2021
Segment profit (loss)	$442	$(1,225)
Sales, general, and administrative expenses	(3,763)	(2,897)
Severance and transition costs	(301)	(7)
Loss on disposal of equipment	(258)	(70)
Depreciation and amortization	(3,317)	(3,975)
Loss from operations	$(7,197)	$(8,174)

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following tables set forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$325	$676
Central USA Region(2)	2,249	1,651
Eastern USA Region(3)	214	156
Total Production Services	2,788	2,483

Completion and Other Services:
Rocky Mountain Region (1)	52	435
Central USA Region(2)	233	38
Eastern USA Region(3)	36	71
Total Completion and Other Services	321	544

Total Revenues	$3,109	$3,027

	For the Nine Months Ended
	September 30,
	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$1,494	$1,708
Central USA Region(2)	6,587	4,304
Eastern USA Region(3)	564	544
Total Production Services	8,645	6,556

Completion and Other Services:
Rocky Mountain Region(1)	4,932	3,142
Central USA Region(2)	481	38
Eastern USA Region(3)	1,084	1,521
Total Completion and Other Services	6,497	4,701

Total Revenues	$15,142	$11,257

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2022 and 2021, as well as our financial condition, liquidity and capital resources as of September 30, 2022 and December 31, 2021. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis under our 2022 Financing Facilities in order to accommodate our business demands during our busiest periods during the winter heating season (see Note 5 - Debt to the condensed consolidated financial statements);
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by the war in Ukraine which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock;
●	Litigation, including the current class action lawsuit, which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Developments

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is secured by certain of the Company’s owned real property located in North Dakota. As of September 30, 2022, $225,000 was outstanding under this Cross River Revolver Note.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River loaned an additional $450,000 to the Company, exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”) and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

On December 9, 2022, the Company received an official notice of noncompliance from the NYSE Regulation (“NYSE”) stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (“Q2 2022 Form 10-Q”) was not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) which requires that a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As reported in its Q2 2022 Form 10-Q, the Company’s stockholders’ equity was approximately $5.2 million. The Company has until January 9, 2023, to submit a plan (the “Plan”) advising of actions it has taken or will take to regain compliance with the continued listing standards by June 9, 2024.  If NYSE accepts the Plan, the Company will have an eighteen (18) month cure period to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. The NYSE notice has no immediate effect on the listing or trading of the Company’s common stock on the NYSE American. The Company intends to consider available options to regain compliance with the stockholders’ equity requirement, but no decisions have been made at this time. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On December 13, 2022, the Company closed upon a sale agreement for its physical property located in Tioga, North Dakota. The sales price was $550,000, with $250,000 of proceeds (net of fees and commissions) being delivered upon closing by the purchaser along with a forty-eight-month finance agreement for the balance of $300,000, payable in equal monthly principal installments together with interest on the outstanding balance calculated at the rate of 7.00% per annum. A security interest in the real estate secures the Cross River Revolver Note. In order to facilitate the transaction, Cross River released its previously recorded security interest in this real property to the benefit of the Company. The Cross River security interest had been previously granted by the Company as an inducement for Cross River establishing the $750,000 Cross River Revolver Note in September 2022, as discussed above.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19, coupled with global demand for energy products due to international conflicts, has had a positive impact on oil prices and hence our business for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, WTI crude oil price averaged approximately $98 per barrel, versus an average of approximately $60 per barrel in the comparable period last year, which resulted in an increase in rig count within the markets we serve. However, we continue to feel the impact of the pandemic, domestic political actions and international activities (including the war in Ukraine) which have continued to impact domestic oil and gas industries. While there has been a slow rebound in active USA domestic rig count beginning in the fourth quarter of 2020, rig count as of September 30, 2022 still remains below pre-pandemic active rigs. During this same period, the Company has experienced increased demand and micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

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

RESULTS OF OPERATIONS

Executive Summary

Our business is highly seasonal, with most of our revenues being generated in the colder seasons of each year (winter and spring). Accordingly, the second and third quarters of each year are traditionally the slow season for our services, as water heating activities are mostly unnecessary for our customers during the warmer months of each year.

Revenues for the three months ended September 30, 2022 increased by approximately $82,000, or 3%, as compared to the same period in 2021. Revenues for the nine months ended September 30, 2022 increased by approximately $3.9 million, or 35%, as compared to the same period in 2021, due to significant increases in completions activity in Colorado and production services in Texas. Average USA domestic rig count increased by 58% from 448 average rigs in operation during the first three quarters of 2021 to 702 average rigs in operation during the first three quarters of 2022.

Segment loss for the three months ended September 30, 2022 decreased by approximately $271,000, or 42%, as compared to the same period in 2021. Segment profit for the nine months ended September 30, 2022 increased by approximately $1.7 million, or 136%, as compared to the segment loss incurred for the same period in 2021. These increases to segment profit were primarily due to the factors noted above for revenues for their respective periods, combined with stricter control over variable costs during our historically slower third quarter.

Sales, general, and administrative expenses for the three months ended September 30, 2022 increased by approximately $187,000, or 21%, as compared to the same period in 2021. Sales, general, and administrative expenses for the nine months ended September 30, 2022 increased by approximately $866,000, or 30%, as compared to the same period in 2021. These increases were primarily due to increases in professional fees associated with the Company's restatement of its Form 10-Qs for all three quarters of 2021 as well as additional work relating to the 2021 year end audit and Form 10-K, coupled with a significant period-over-period increase in stock-based compensation expense resulting from the severance agreement with the Company's former President and Chief Financial Officer and equity awards issued to our current Chief Financial Officer.

Other expense for the three months ended September 30, 2022 was approximately $438,000 compared to Other income of approximately $2.7 million for the same period in 2021. This decrease was primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the third quarter of 2021, as well as a $2.0 million gain on forgiveness of PPP loan for the three months ended September 30, 2021. Other income for the nine months ended September 30, 2022 was approximately $3.3 million compared to Other income of approximately $3.6 million for the same period in 2021. This decrease was primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the first three quarters of 2021, as well as a $2.0 million gain on forgiveness of PPP loan for the nine months ended September 30, 2021, partially offset by the gain on debt extinguishment related to the Refinancing as discussed in Note 5 - Debt to the condensed consolidated financial statements.

Net loss for the three months ended September 30, 2022 was approximately $3.1 million, or a loss of $0.27 per basic and diluted share, compared to net income of approximately $369,000, or $0.03 per basic and diluted share, for the same period in 2021. This increase to net loss was primarily due to the reasons mentioned above for Other income, a period-over-period increase of $442,000 of interest expense resulting from the Refinancing as discussed in Note 5 - Debt to the condensed consolidated financial statements, and the non-recurrence of a deferred income tax benefit recognized during the prior period.

Net loss for the nine months ended September 30, 2022 was approximately $3.9 million, or a loss of $0.34 per basic and diluted share, compared to a net loss of approximately $5.0 million, or a loss of $0.46 per basic and diluted share, for the same period in 2021. This decrease to net loss was primarily due to a $1.0 million improvement to our loss from operations and a $4.3 million gain on debt extinguishment recognized during the first quarter of 2022, partially offset by a $1.0 million period-over-period increase to interest expense resulting from the Refinancing as discussed in Note 5 - Debt to the condensed consolidated financial statements, as well as the reasons mentioned above for Other income.

Adjusted EBITDA for the three months ended September 30, 2022 was a loss of approximately $1.3 million, compared to a loss of approximately $1.5 million for the same period in 2021. Adjusted EBITDA for the nine months ended September 30, 2022 was a loss of approximately $2.7 million compared to a loss of approximately $4.1 million for the same period in 2021. The approximately $1.4 million period-over-period improvement in Adjusted EBITDA for the nine month period was primarily due to a $1.7 million improvement to our segment profit, partially offset by an $281,000 increase to our sales, general, and administrative expenses (net of stock-based compensation expense). See the section below titled "Adjusted EBITDA*" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the nine months ended September 30, 2022, WTI crude oil price averaged approximately $98 per barrel, versus an average of approximately $60 per barrel in the comparable period last year. The USA domestic rig count increased to 763 rigs in operation as of September 30, 2022, compared to 521 rigs at the same time a year ago. Given the increased activity levels and a significant jump in rig count in the first three quarters of 2022 compared to 2021, we have been able to continue to grow our customer base and allocate resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price. As much of our completion services segment of our business is seasonal, some of the aforementioned utilization and allocation activities are limited during the warmer months of each year.

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

The following tables set forth revenues from operations and segment profits (losses) for our business segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES:
Production services	$2,788	$2,483	$8,645	$6,556
Completion and other services	321	544	6,497	4,701
Total revenues	$3,109	$3,027	$15,142	$11,257

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SEGMENT PROFIT (LOSS):
Production services	$189	$(6)	$669	$(246)
Completion and other services	(569)	(645)	(227)	(979)
Total segment (loss) profit	$(380)	$(651)	$442	$(1,225)

Production Services

Production Services revenues, which accounted for 90% of total revenues for the three months ended September 30, 2022, increased by approximately $305,000, or 12%, to $2.8 million compared to $2.5 million for the same period in 2021. Production Services revenues, which accounted for 57% of total revenues for the nine months ended September 30, 2022, increased by approximately $2.1 million, or 32%, to $8.6 million compared to $6.6 million for the same period in 2021. These increases were primarily due to significant increases in hot oiling activity in our Central USA Region, partially offset by slight decreases in hot oiling activity in our Rocky Mountain Region.

Hot oiling revenues for the three months ended September 30, 2022 increased by approximately $295,000, or 13%, as compared to the same period in 2021, from approximately $2.3 million to approximately $2.6 million. Hot oiling revenues for the nine months ended September 30, 2022 increased by approximately $1.8 million, or 29%, as compared to the same period in 2021, from approximately $6.2 million to approximately $8.0 million. These increases were primarily due to increased domestic oil and gas activity combined with elevated price levels thus far in 2022. As a result of the higher crude oil prices during the first nine months of 2022, we have worked with our customers and have been successful in implementing price increases for our hot oiling services that are reflected in our near term operating results.

Acidizing revenues for the three months ended September 30, 2022 increased by approximately $10,000, or 5%, to approximately $219,000 from approximately $209,000. Acidizing revenues for the nine months ended September 30, 2022 increased by approximately $274,000, or 79%, to approximately $620,000 from approximately $345,000. These increases were due to increased activity levels and demand for this service line as well as our continued efforts to pursue new customers and partner with chemical suppliers to develop the most cost-effective acid programs available.

Segment profit for Production Services for the three months ended September 30, 2022 increased by $195,000, to a profit of $189,000, as compared to a segment loss of $6,000 for the same period in 2021. Segment profit for Production Services for the nine months ended September 30, 2022 increased by $915,000, or 372%, to a profit of $669,000, as compared to a segment loss of $246,000 for the same period in 2021. These increases were primarily the result of cost saving measures that were implemented to offset the adverse industry conditions that existed throughout 2021, coupled with the uptick in industry activity in 2022 and price levels discussed above.

Completion and Other Services

Completion and Other Services revenues, which accounted for 10% of total revenues for the three months ended September 30, 2022, decreased by approximately $223,000, or 41%, to $321,000 compared to $544,000 for the same period in 2021. This decrease was primarily due to changes in the product mix of our "other services" offerings, whereby period-over-period we experienced a significant decrease in construction and roustabout services, which was partially offset by an uptick in water hauling services. Completion activity revenues period-over-period were comparable. This segment's revenues, which accounted for 43% of total revenues for the nine months ended September 30, 2022, increased by approximately $1.8 million, or 38%, to $6.5 million compared to $4.7 million for the same period in 2021. This increase was primarily due to strong completion activity volume realized during the first quarter of 2022 resulting from the continued increase in domestic oil and gas activity, especially in our Rocky Mountain Region, partially offset by warmer than usual weather early in the second quarter of 2022 coupled with the aforementioned net decline in "other services" revenues.

Segment loss for Completion and Other Services for the three months ended September 30, 2022 was approximately $569,000, as compared to a segment loss of approximately $645,000 for the same period in 2021. This quarter-over-quarter decrease in segment loss was primarily related to stricter control over variable costs during our historically slower third quarter. Segment loss for Completion and Other Services for the nine months ended September 30, 2022 was approximately $227,000, as compared to a segment loss of approximately $979,000 for the same period in 2021. This year-over-year decrease in segment loss was primarily related to the reasons discussed above for nine month segment revenues, coupled with stricter control over variable costs during our historically slower third quarter.

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$325	$676	$1,494	$1,708
Central USA Region(2)	2,249	1,651	6,587	4,304
Eastern USA Region(3)	214	156	564	544
Total Production Services	2,788	2,483	8,645	6,556

Completion and Other Services:
Rocky Mountain Reg ion(1)	52	435	4,932	3,142
Central USA Region(2)	233	38	481	38
Eastern USA Region(3)	36	71	1,084	1,521
Total Completion and Other Services	321	544	6,497	4,701

Total Revenues	$3,109	$3,027	$15,142	$11,257

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field beginning during the second quarter of 2021.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenues in the Rocky Mountain Region for the three months ended September 30, 2022 decreased by approximately $351,000, or 52%, as compared to the same period in 2021. Production Services segment revenues in the Rocky Mountain Region for the nine months ended September 30, 2022 decreased by approximately $214,000, or 13%, as compared to the same period in 2021. These decreases were primarily due to decreases in hot oiling activity in both the Powder River and Green River Basins as well as the Bakken area.

Production Services segment revenues in the Central USA Region for the three months ended September 30, 2022 increased by approximately $598,000, or 36%, as compared to the same period in 2021. Production Services segment revenues in the Central USA Region for the nine months ended September 30, 2022 increased by approximately $2.3 million, or 53%, as compared to the same period in 2021. This quarter-over-quarter increase was primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices, and acidizing services in the Eagle Ford Shale, while the year-over-year increase included the addition of and continued improvement of results in the East Texas Oilfield.

Production Services segment revenues in the Eastern USA Region for the three months ended September 30, 2022 increased by approximately $58,000, or 37%, as compared to the same period in 2021. Production Services segment revenues in the Eastern USA Region for the nine months ended September 30, 2022 increased by approximately $20,000, or 4%, as compared to the same period in 2021. These increases were due to increases in hot oiling activity in the Marcellus and Utica Shale formations.

Completion and Other Services segment revenues in the Rocky Mountain Region for the three months ended September 30, 2022 decreased by approximately $383,000, or 88%, as compared to the same period in 2021 primarily due to decreases in completion activity in both the DJ Basin and Bakken area as a result of unseasonably warmer weather late in the third quarter of 2022, coupled with changes in the product mix of our "other services" offerings, whereby period-over-period we experienced a significant decrease in construction and roustabout services, which was partially offset by an uptick in water hauling services. Completion and Other Services segment revenues in the Rocky Mountain Region for the nine months ended September 30, 2022 increased by approximately $1.8 million, or 57%, as compared to the same period in 2021 primarily due to increases in completions activity, which were largely the result of increases in oil prices, during the first quarter of 2022 in the same areas mentioned above.

Completion and Other Services segment revenues in the Central USA Region for the three months ended September 30, 2022 increased by approximately $195,000, or 513%, as compared to the same period in 2021. Completion and Other Services segment revenues in the Central USA Region for the nine months ended September 30, 2022 increased by approximately $443,000, as compared to the same period in 2021. These increases were due to significant increases in water hauling activities in the region during the first three quarters of 2022 compared to the same period in 2021.

Completion and Other Services segment revenues in the Eastern USA Region for the three months ended September 30, 2022 decreased by approximately $35,000, or 49%, as compared to the same period in 2021. Completion and Other Services segment revenues in the Eastern USA Region for the nine months ended September 30, 2022 decreased by approximately $437,000, or 29%, as compared to the same period in 2021. These decreases were due to decreases in completion activities in the Marcellus Shale formation during the first three quarters of 2022 compared to the same period in 2021.

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

As an illustration of this quarter-to-quarter revenue seasonality, the Company generated 60% of its 2021 revenues (75% of 2020 revenues) during the first and fourth quarters compared to 40% of its 2021 revenues (25% of 2020 revenues) during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, decreased by approximately $189,000, or 5%, for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease in direct operating expenses in the third quarter of 2022 compared to 2021 was primarily due to decreases in Completion Services activities performed in the third quarter of 2022, partially offset by a period-over-period increase in Production Services direct operating expenses which were the result of higher activity levels for this service offering in the current quarter. Direct operating expenses for the nine months ended September 30, 2022 increased by approximately $2.2 million, or 18%, as compared to the same period in 2021. This increase was primarily due to the increased activity levels across both service offerings that the Company experienced primarily during the first quarter of 2022, as compared to the first quarter in 2021.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended September 30, 2022 increased by approximately $187,000, or 21%, to $1.1 million, as compared to the same period in 2021. Sales, general, and administrative expenses for the nine months ended September 30, 2022 increased by approximately $866,000, or 30%, to $3.8 million, as compared to the same period in 2021. These increases were primarily due to increases in professional fees associated with the Company's restatement of its Form 10-Qs for all three quarters of 2021, as well as additional work relating to the 2021 year end audit and Form 10-K filing, coupled with a significant period-over-period increase in stock-based compensation expense resulting from the severance agreement with the Company's former President and Chief Financial Officer and equity awards issued to our current Chief Financial Officer.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022 decreased by approximately $233,000, or 18%, to $1.1 million, as compared to the same period in 2021. Depreciation and amortization expense for the nine months ended September 30, 2022 decreased by $658,000, or 17%, to $3.3 million, as compared to the same period in 2021. These decreases were primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment during the first three quarters of 2022, creating a smaller depreciable base on which our depreciation expense is calculated.

Loss from Operations

For the three months ended September 30, 2022, the Company recognized a loss from operations of $2.6 million compared to a loss from operations of $2.9 million for the same period in 2021. This decreased loss of approximately $222,000 was due primarily to a period-over-period decrease in segment losses. For the nine months ended September 30, 2022, the Company recognized a loss from operations of $7.2 million compared to a loss from operations of $8.2 million for the same period in 2021. This decreased loss of approximately $977,000 was primarily due to the $1.7 million increase in segment profits for the first three quarters of 2022, as compared to 2021, partially offset by a period-over-period increase in our sales, general, and administrative expenses.

Interest Expense

Interest expense for the three months ended September 30, 2022 increased by approximately $442,000 as compared to the same period in 2021. Interest expense for the nine months ended September 30, 2022 increased by approximately $1.0 million as compared to the same period in 2021. These increases were due to increased interest associated with the 2022 Financing Facilities. There was no interest expense on our pre-existing primary debt obligation (2017 Amended Credit Facility) recorded during 2021 in the first three quarters due to the accounting for it as a troubled debt restructuring during the third quarter of 2020.

Other Income

Other income for the three months ended September 30, 2022 was approximately $10,000, as compared to approximately $2.7 million for the same period in 2021. Other income for the nine months ended September 30, 2022 was approximately $102,000, as compared to approximately $3.7 million for the same period in 2021. These decreases were primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the first three quarters of 2021, as well as a $2.0 million gain on forgiveness of PPP loan for the three and nine months ended September 30, 2021.

Income Taxes

During the first quarter of 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of common stock. As a result of this change in control, and in accordance with Internal Revenue Service Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of September 30, 2021, $0.4 million of deferred tax liabilities could reverse without an offsetting deferred tax asset. Due to this, the Company recognized $0.4 million of deferred income tax expense for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company's income tax benefit of $0.9 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

The effective tax expense for the three and nine months ended September 30, 2022 and 2021 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes, estimated permanent differences and the recorded valuation allowance.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net income (loss) to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2022	2021
Reconciliation from Net (Loss) Income to Adjusted EBITDA*
Net (loss) income	$(3,076)	$369
Add back:
Interest expense	448	6
Deferred income tax benefit	-	(546)
Depreciation and amortization (including discontinued operations)	1,069	1,302
EBITDA* (non-GAAP)	(1,559)	1,131
Add back (deduct):
Stock-based compensation	159	21
Severance and transition costs	2	-
Loss on disposal of assets (including discontinued operations)	93	-
Other income	(10)	(2,689)
Adjusted EBITDA* (non-GAAP)	$(1,315)	$(1,537)

	For the Nine Months Ended September 30,
	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA*
Net loss	$(3,871)	$(4,966)
Add back:
Interest expense	1,053	51
Deferred income tax expense	-	402
Depreciation and amortization (including discontinued operations)	3,317	3,981
EBITDA* (non-GAAP)	499	(532)
Add back (deduct):
Stock-based compensation	655	70
Severance and transition costs	301	7
Loss on disposal of assets (including discontinued operations)	258	70
Gain on debt extinguishment(1)	(4,277)	-
Other income	(102)	(3,668)
EBITDA related to discontinued operations	-	1
Adjusted EBITDA* (non-GAAP)	$(2,666)	$(4,052)

_________________________
(1) Relates to the Refinancing, as defined and described in Note 5 - Debt in the condensed consolidated financial statements.

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

Changes in Adjusted EBITDA

               Adjusted EBITDA for the three months ended September 30, 2022 increased by approximately $222,000, or 14%, as compared to the same period in 2021. Adjusted EBITDA for the nine months ended September 30, 2022 increased by approximately $1.4 million, or 34%, as compared to the same period in 2021. These increases were primarily attributable to period-over-period improvements in our segment profits as noted above in our Segment Profit (Loss) table, partially offset by  increases to our sales, general, and administrative expenses (net of stock-based compensation expense).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had outstanding principal loan balances on our outstanding indebtedness of approximately $9.3 million with a weighted average interest rate of 12.42% per year.

The following table summarizes our statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$150	$(3,883)
Net cash provided by (used in) investing activities	141	(283)
Net cash (used in) provided by financing activities	(229)	4,372
Net increase in cash and cash equivalents	62	206

Cash and cash equivalents, beginning of period	149	1,467

Cash and cash equivalents, end of period	$211	$1,673

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 was approximately $150,000 compared to cash used in operating activities of approximately $3.9 million for the same period in 2021. This increase in cash provided by operating activities of approximately $4.1 million was primarily due to a $5.8 million period-over-period improvement in net working capital, partially offset by period-over-period increases in sales, general, and administrative expenses and severance and transition costs.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was approximately $141,000 compared to cash used in investing activities of approximately $283,000 for the same period in 2021. This increase in cash provided by investing activities of approximately $424,000 was primarily due to current year proceeds from disposals of property and equipment exceeding that of the prior year, as well as period-over-period reductions in purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was approximately $229,000 compared to cash provided by financing activities of approximately $4.4 million for the same period in 2021. This decrease in cash provided by financing activities of approximately $4.6 million was primarily due to the non-recurrence of approximately $8.8 million of net cash generated through the February 2021 Public Offering from the prior year, as well as approximately $2.0 million of current year principal payments on the 2022 Financing Facilities that did not occur on these debt instruments in the prior year. This was partially offset by net proceeds from the current year March 2022 Convertible Note in the amount of $963,000, proceeds from the current year July 2022 Convertible Note in the amount of $1.2 million, proceeds from the current year Cross River Revolver Note in the amount of $225,000, as well as a $3.4 million period-over-period reduction in term loan and line of credit repayments.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Current assets	$3,638	$5,593
Total assets	18,583	25,148
Current liabilities	7,914	12,532
Total liabilities	16,285	19,806
Working capital deficit (current assets net of current liabilities)	(4,276)	(6,939)
Stockholders’ equity	2,298	5,342

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

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the “July 2022 Convertible Note”) with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is secured by certain of the Company’s owned real property located in North Dakota. As of September 30, 2022, $225,000 was outstanding under this Cross River Revolver Note.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River loaned an additional $450,000 to the Company, exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”) and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price of $2.11 per share. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

Prior to the 2022 Financing Facilities and the recent Cross River convertible note financings and revolver, we have relied on cash flow from operations as well as borrowings under the $1.0 million line of credit under our pre-existing 2017 Amended Credit Facility to satisfy our liquidity needs. As of September 30, 2022, the Company had cash and cash equivalents totaling $211,000 as well as $525,000 of unused availability through the Cross River Revolver Note.

Our capital requirements for the remainder of 2022 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of September 30, 2022, our available liquidity was $736,000, which represented our cash and cash equivalents balance of $211,000 as well as $525,000 of unused availability through the Cross River Revolver Note. Although the Company believes the Refinancing, recent convertible note financings and revolver from Cross River, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations. If the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all, including further financing from Cross River. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of September 30, 2022, we had a working capital deficit of approximately $4.3 million, compared to a working capital deficit of approximately $6.9 million as of December 31, 2021. This $2.6 million decrease in working capital deficit was primarily attributable to the Refinancing, as described in Note 5 - Debt of the condensed consolidated financial statements, partially offset by the $1.6 million increase in our accounts payable and accrued liabilities, the period-over-period increase to our Other current liabilities, and the period-over-period reductions in our accounts receivable and prepaid expenses.

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

As alluded to above, over the past three years we have witnessed significant variances in demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $98 per barrel as of September 30, 2022. The number of rigs in operation in the domestic USA also followed this trend. In December 2019, the USA domestic rig count was at 805 rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 763 as of September 30, 2022. The rig count has continued to rise to 780 rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between rig count and the demand for our services. While the increases to rig counts and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels for these services or the impact of current warmer month demand on the upcoming winter months and heating season.

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

Capital Commitments and Obligations

Our capital obligations as of September 30, 2022 consist primarily of our 2022 Financing Facilities which mature through 2027, $2.4 million aggregate principal amount of convertible notes issued to Cross River, as well as our Cross River Revolver Note (which increased to $1.2 million in aggregate principal amount as of November 3, 2022). In addition, we also have scheduled principal payments under our finance and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of September 30, 2022, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

We are in the process of continuing to implement measures to improve our internal control over financial reporting to remediate these material weaknesses. We have identified additional processes and procedures and are working to appropriately apply applicable accounting requirements, and believe these enhanced processes should alleviate past deficiencies over complex accounting standards that apply to our financial statements and complex financial transactions. We have obtained enhanced access to accounting standards literature, research materials, and documents, and have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We can offer no assurance that the measures we implement will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, we have made progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing management and executive level review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

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

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in United States District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November  28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants.

We believe the claims are without merit and have engaged counsel to vigorously defend the Company against such claims. The Company has Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about the lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, either of which could materially adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on July 7, 2022, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Convertible Subordinated Promissory Note dated July 15, 2022 of Enservco Corporation issued to Cross River Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2022).
10.2	Revolving Promissory Note dated September 22, 2022 of Enservco Corporation issued to Cross River Partners, LP (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 28, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: December 23, 2022	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: December 23, 2022	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)