Form 10-K
period 2022-12-31
Enservco Corp
filed 2023-03-31
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $20.9 million based upon the closing sale price of the Registrant's common stock of $1.96 as of June 30, 2022, the last trading day of the registrant's most recently completed second fiscal quarter. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2023, there were 15,788,846 shares of the Registrant’s common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

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

All statements, other than statements of historical facts, contained in this Annual Report are forward-looking statements. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.

While we believe we have identified the material risks and uncertainties, and the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Many factors could cause our actual results to differ materially from what is expressed in or indicated by the forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are subject to known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties set forth in the section of this Annual Report entitled "Risk Factors" and elsewhere throughout this Annual Report, as well as the following factors:

●	Our ability to obtain working capital on a timely basis under our 2022 Financing Facilities in order to accommodate our business demands during our busiest periods during the winter season;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Equipment Financing agreement, and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by the war in Ukraine and global oil demand which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which at times increases significantly due to increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Continued interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and continued supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock; and
●	Litigation, including the current class action lawsuit, which could lead us to incur significant liabilities and costs or harm our reputation.

All forward-looking statements, express or implied, contained in this Annual Report are expressly qualified in their entirety by this cautionary statement, and undue reliance should not be placed on the forward-looking statements. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

Overview

Enservco Corporation ("Enservco") through its wholly owned subsidiaries (collectively referred to as the "Company," "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

We and our wholly owned subsidiaries provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of approximately 350 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the Denver-Julesburg Basin ("DJ Basin")/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

The Company’s corporate offices are located at 14133 County Road 9 1/2, Longmont, CO 80504. Our telephone number is (303) 333-3678. Our website is www.enservco.com.

Recent Developments

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors (“Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a best-efforts public offering (the “February 2023 Public Offering”) (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The Common Warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the February 2023 Public Offering were $3.2 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert the balance of the March 2022 Convertible Note into 322,402 shares of Company common stock and the July 2022 Convertible Note into 2,400,000 shares of Company common stock and 2,400,000 warrants to acquire Company common stock at $0.55 per share.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19, coupled with global demand for energy products due to international conflicts, has generally had a positive impact on oil prices and hence our business. For the year ended December 31, 2022, WTI crude oil price averaged $94.90 per barrel, versus an average of $68.13 per barrel in the comparable 2021 period, which resulted in an increase in rig count within the markets we serve. We continue to feel the impact of the pandemic, domestic political actions and international activities (including the war in Ukraine) which have continued to impact domestic oil and gas industries. While a slow but continual rebound in active domestic rig count has occurred since the historic lows experienced during the peak of the COVID-19 pandemic during mid-2020, rig count as of December 31, 2022 remains below pre-pandemic levels at 779 active rigs, compared to 586 active rigs as of December 31, 2021. The Company has experienced increased demand with micro and macro-economic conditions continuing to continued to improve, allowing the Company to anticipate further improvement compared to the prior year.

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

Corporate Structure

Enservco Corporation ("Enservco") through its wholly owned subsidiary (collectively referred to as the "Company," "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services"). Our business operations are conducted through our wholly owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), a Colorado limited liability company.

Overview of Business Operations

 We provide well enhancement and fluid management services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing and frac water heating. We own and operate a fleet of approximately 350 specialized trucks, trailers, frac tanks and other well-site related equipment and serve customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

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

Historically, the Company focused its growth strategy on strategic acquisitions of operating companies and expansion of services through capital investment consisting of the acquisition and fabrication of property and equipment. That strategy also included expanding into new geographical territories as well as expanding the services it provides. These strategies are exemplified by these activities:

(1)	From 2014 through 2016, the Company spent $33.7 million for the acquisition and fabrication of additional frac water heating, hot oiling, and acidizing equipment; and during 2018, acquired Adler Hot Oil Services, LLC, a provider of frac water heating and hot oiling services, for a gross aggregate purchase price of $12.5 million in order to expand our market share in the Bakken formation, DJ Basin, and Marcellus/Utica Shale formations.
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

(3)

In January 2016, Enservco acquired various water transfer assets for $4.3 million in order to provide water transfer services to its customers in all its operating areas. This segment was discontinued in 2019.

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

Production Services

The Company's Production Services segment consists of hot oiling services, acidizing, and pressure testing. Production Services operations are currently in Colorado, Wyoming, North Dakota, Montana, Pennsylvania, West Virginia, Ohio and Texas. Production Services accounted for 52% of the Company’s total revenues for the year ended December 31, 2022, compared to 59% for the year ended December 31, 2021.

Hot Oiling Services – Hot oiling services involve the circulation of a heated fluid, typically oil, to dissolve, melt, or dislodge paraffin or other hydrocarbon deposits from the tubing of a producing well. Paraffin deposits build up over time from normal production operations, although the rate at which this paraffin builds up depends on the chemical character of the crude oil or natural gas being produced. These services are performed by circulating and heating oil from a well through a hot oiling truck and then pumping it down the casing and back up the tubing to remove the deposits. As of December 31, 2022, Heat Waves owned and operated a fleet of 50 hot oiling trucks. Based on customer needs and seasonal conditions, these vehicles are deployed among the service regions as necessary in seeking to maximize their productive time.

Hot oiling servicing also includes the heating of oil storage tanks. The heating of storage tanks is performed (i) to eliminate frozen water and other soluble waste in the tanks; and (ii) because oil that has been heated flows more efficiently from the tanks to transports hauling oil to the refineries in colder weather.

Acidizing – Acidizing entails pumping large volumes of specially formulated acids and/or chemicals into a well to dissolve materials blocking the flow of the crude oil or natural gas. The acid is pumped into the well under pressure. Acidizing is most often used to increase permeability throughout the formation, clean up formation damage near the wellbore caused by drilling, and to remove buildup of materials restricting the flow of crude oil and gas through perforations in the well casing. For most customers, Heat Waves supplies the acid solution and also pumps that solution into a given well. As of December 31, 2022, Heat Waves owned and operated a small fleet of six acidizing units, each of which consists of a specially designed acid pump truck and an acid transport trailer.

Pressure Testing – Pressure testing consists of pumping fluids into new or existing wells or other components of the well system such as flow lines to detect leaks. Hot oiling trucks and pressure trucks are used to perform this service.

Completion and Other Services

The Company's Completion and Other Services segment consists of frac water heating and other services. Completion and Other Services operations are currently in Colorado, Wyoming, New Mexico, North Dakota, Montana, Pennsylvania, West Virginia, and Ohio. Completion and Other Services accounted for 48% of the Company’s total revenues for the year ended December 31, 2022, compared to 41% for the year ended December 31, 2021.

Frac Water Heating – Frac water heating is the process of heating water used in connection with the fracturing process of completing a well. Fracturing services are intended to enhance the production from crude oil and natural gas wells through the creation of conductive flowpaths to enable the hydrocarbons to reach the wellbore where the natural flow has been restricted by underground formations. The fracturing process consists of pumping a fluid slurry, which largely consists of fresh water and a proppant into a well at sufficient pressure to fracture (i.e. create conductive flowpaths) the formation. To ensure these solutions are properly mixed and can flow freely, during certain parts of the year the water frequently needs to be heated to a sufficient temperature as determined by the well owner/operator. As of December 31, 2022, Heat Waves owned and operated a fleet of over 60 frac heaters designed to heat large amounts of water.

Other Services – The Company's other services consist primarily of hauling services where the Company utilizes its operating assets that are not deployed to transport both liquid and dry materials for customers.

Ownership of Company Assets

The Company owns various equipment and other assets to provide its services and products. All of the Company's equipment is pledged as security under the Company's 2022 Master Lease Agreement with Utica Leaseco, LLC ("Utica") as of December 31, 2022, which is more fully described in Note 5 - Debt.

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

The demand for our services fluctuates primarily in relation to the domestic commodity price (or anticipated price) of crude oil and natural gas which, in turn, is largely driven by the domestic and worldwide supply of, and demand for, oil and natural gas, political events, as well as speculation within the financial markets. Demand and prices are often volatile and difficult to predict and depend on events that are not within our control. Generally, as supply of oil and natural gas decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers drill new wells and attempt to maximize the productivity of their existing wells to take advantage of the higher priced environment. Conversely, as the supply of commodities increase and demand and crude oil and natural gas prices fall, oil and gas producers drill fewer wells and scale back or suspend service and maintenance work, and put significant pressure on well services providers such as us to reduce prices for our services. Throughout 2020 and 2021, due to depressed crude oil demand and prices resulting from the ongoing impacts of COVID-19, our customers reduced significantly their work orders and demand for our services as well as for the well services of our competitors, which required us to reduce our prices in order to obtain or maintain our business with them. While crude oil prices and demand rebounded in 2022, due to the Russian war with Ukraine and the lessening impacts from COVID-19, we continue to expect that price competition will continue to be intense throughout much of 2023, as oil prices and demand could stabilize or possibly decline in 2023.

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

As of December 31, 2022, one customer represented more than 10% of the Company's total accounts receivable balance at 55%. The same customer accounted for 31% of total revenues for the year ended December 31, 2022. The Company's top five customers accounted for 57% of total revenues for the year ended December 31, 2022.

The loss of one or more of our significant customers could have a material adverse effect on the Company’s business until the equipment is redeployed. Further, the Company believes that if its customers shift production from any of the geographies in which it operates the Company could effectively redeploy its equipment into other domestic geographic areas, but it may require us to incur relocation expenses which would reduce operating margins.

Seasonality

A significant portion of the Company’s operations is impacted by seasonal factors, particularly with regard to its frac water heating and hot oiling services. In 2022, 70% of our revenues were earned during the first and fourth fiscal quarters. In regard to frac water heating, as customers rely on Heat Waves to heat large amounts of water for use in fracturing formations, demand for this service is much greater in the colder winter months. Similarly, hot oiling services are in higher demand during the colder months, as services are needed for maintenance of existing wells and to heat oil storage tanks.

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

Human Capital

As of March 9, 2023, the Company employed 98 full-time employees. Of these employees, 87 are employed by Heat Waves and 11 are employed by Enservco. From time to time, the Company may hire contractors to perform work.

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

We maintain direct access to our Audit Committee and Board of Directors for whistleblower and other governance communication via the email address compliance@enservco.com. In addition, we maintain corporate governance documents on our website, including the following:

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

In March 2022, we refinanced $13.8 million outstanding under our 2017 Amended Credit Facility with East West Bank for $8.4 million in cash plus future unsecured payments of up to $1.0 million. Prior to the Refinancing of our debt with East West Bank, our growth was limited because of our inability to borrow under our line of credit with East West Bank to meet working capital requirements during our peak demand periods during the winter months. Our ability to grow and sustain our business in the future will depend upon our ability to be able to regularly borrow under our Receivables Financing (the “Receivables Financing”), as defined in Note 5 - Debt. There is no assurance that we will be able to make future borrowings under lines of credit, including our Receivables Financing, in order to fund our operations during peak demand periods. If we are unable to generate or obtain the requisite amount of financing needed to fund our business operations or execute our growth strategy, our liquidity and ability to continue operations could be materially adversely affected.

We continue to have significant debt obligations that are subject to interest rate increases.

We have significant debt obligations under our 2022 equipment lease facility with Utica Leaseco, LLC (the “Equipment Financing” and collectively with the Receivable Financing, the “2022 Financing Facilities”), with current minimum monthly payments to Utica Leaseco, LLC of $198,000 as of January 1, 2023, which is subject to twice yearly Prime Rate dependent interest rate increases, further described in Note 5 - Debt.

Our ability to pay interest and principal payments on our Utica Facility, and to satisfy our other debt obligations, as defined in Note 5 - Debt, will depend upon our ability to achieve increased utilization of our equipment, which is highly influenced by weather and customers' drilling activity. We cannot reasonably guarantee that our business will generate sufficient cash flows from operations, or that future capital will be available to us, in an amount sufficient to fund our future liquidity needs. In the absence of adequate cash from operations and/or other available capital resources we could face substantial liquidity constraints. To the extent that we could not repay or refinance our indebtedness when due, or generate adequate cash flows from operations, we may have to curtail operations which would adversely affect our ability to continue as a going concern. We cannot reasonably guarantee that we will be able to raise sufficient capital through debt or equity financings on terms acceptable to us, or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.

We are currently in a difficult operating environment and our business, results of operations, and financial condition may be affected by general economic conditions and factors beyond our control.

We face a difficult operating environment with oil and gas exploration and production companies exerting significant pressure on us to reduce our prices for the services we provide. Reduced activity and operating margins could force us to curtail operations in some or all our locations which would materially and adversely affect our revenues and our ability to continue as a going concern.

General economic conditions, weather, oil and natural gas prices and financial, business and other factors may also affect our operations and our future performance. Many of these factors are beyond our control. The Company experienced a heavy downturn in demand for our services in early 2020, which continued well into 2021. While crude oil prices and demand for services rebounded in 2022, the Company's rig count throughout 2022 still remained below pre-pandemic levels. If the Company does not have sufficient funds on hand to continue to pay our monthly debt when due, we may be required to seek a waiver or amendment from our lender, refinance our indebtedness, incur additional indebtedness, sell assets, or sell additional shares of our common stock. We may not be able to complete such transactions on terms acceptable to us, or at all. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could result in a default on our debt obligations, which would materially adversely affect our business, results of operations and financial condition.

Operations Related Risks

While our growth strategy includes seeking acquisitions of other oilfield or other diversified services companies, we may not be successful in identifying, making and integrating business or asset acquisitions, if any, in the future.

We anticipate that a component of our growth strategy may be to make strategically focused acquisitions of businesses or assets aimed to strengthen our presence and expand services offered in selected service markets. Pursuit of this strategy may be restricted by the on-going volatility and uncertainty within the credit markets which may significantly limit the availability of funds for such acquisitions. Our ability to use shares of our common stock in an acquisition transaction may be adversely affected by the volatility in the price of our common stock and by the potential requirement of shareholder approval.

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

Our operations, particularly our frac heating services, are impacted by weather conditions and temperatures. Unseasonably warm weather during winter months reduces demand for our frac heating services and results in higher operating costs, as a percentage of revenue, due to the need to retain equipment operators during these low demand periods. Management makes concerted efforts to reduce time and costs during these low demand periods by utilizing operators in other business segments, reducing hours, and in some instances, utilizing seasonal layoffs.

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

Our business activities require substantial capital expenditures. If our cash flows from operating activities and borrowings under our 2022 Financing Facilities are not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or to fund these expenditures through new debt or equity issuances.

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

We could be negatively impacted by inflationary and interest rate pressures.

The U.S. economy experienced rising inflation along with seven interest rate hikes in 2022. A sustained increase in inflation may continue to increase our costs for labor, debt, materials, supplies, and services costs. Future interest rate hikes could increase the cost of our variable rate indebtedness. Our materials suppliers and customers could face inflationary pressures, and the resulting impacts such as increased labor costs and materials could negatively impact our business in the event we are not able to increase the cost of our services, which could decrease our operating margins and financial condition.

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

Our business depends on domestic (United States) spending by the crude oil and natural gas industry which incurred significant price volatility in 2020 - 2022, and such volatility may continue; our business has been, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

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

There also has been significant political pressure for the United States economy to reduce its dependence on crude oil and natural gas due to the impacts on climate change. There have been significant political and regulatory efforts to reduce or eliminate hydraulic fracturing operations in certain of our service areas. On August 16, 2022, President Biden signed the reconciliation budget bill, known as the Inflation Reduction Act of 2022 (“IRA”), which imposed an expression of interest fee for nominating federal lands for potential lease sale, increased the royalty rate, annual rental rate, and minimum bid on federal oil and gas leases issued after that date, and ended the noncompetitive oil and gas leasing process. Furthermore, the Colorado legislature enacted a bill that could significantly restrict oil and gas drilling in Colorado, thereby negatively affecting our revenues. These activities may make oil and gas investment and production less attractive.

Higher oil and gas prices do not necessarily result in increased drilling activity because our customers’ expectation of future prices and access to capital also drive demand for production maintenance and completion services. Oil and gas prices, as well as demand for our services, also depend upon other factors that are beyond our control, including, but not limited to, the following:

●	Supply and demand for crude oil and natural gas;
●	Political and societal pressures against crude oil and natural gas exploration and production;
●	Cost of exploring for, producing, and delivering oil and natural gas;
●	Expectations regarding future energy prices;
●	Advancements in exploration and development technology;
●	Adoption or repeal of laws regulating oil and gas production in the United States;
●	Imposition or lifting of economic sanctions against foreign companies;
●	Weather conditions, natural disasters and pandemics, including COVID-19;
●	Rate of discovery of new oil and natural gas reserves;
●	Tax policy regarding the oil and gas industry;
●	Oil and gas companies facing capital market pressure to reduce their debt levels may decrease resources otherwise utilized for drilling activity;
●	Development and use of alternative energy sources; and
●	The ability of oil and gas companies to generate funds or otherwise obtain external capital for projects and production operations.

Ongoing volatility and uncertainty in the domestic and global economic and political environments have caused the oilfield services industry to experience demand volatility. While our management is generally optimistic for the continuing development of the onshore domestic oil and gas industry over the long term, there are several political and economic pressures negatively impacting the economics of production from existing wells, future drilling operations, and the willingness of banks and investors to provide capital to participants in the oil and gas industry. We believe that these cuts in spending will continue to curtail drilling programs as well as discretionary spending on well services and will continue to result in a reduction in the demand for our services in the future, the rates we can charge, and equipment utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events would adversely affect our operating results.

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

Our top five customers accounted for 57% and 40% of our total revenues for the years ended December 31, 2022 and 2021, respectively. The loss of any one of these customers, or a sustained decrease in demand by any of such customers, could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

Our business and operations have been, and are likely to continue to be, adversely affected by the global coronavirus (COVID-19) pandemic. While there has been an improvement as of late, new variants of COVID-19 could cause states and cities to impose future travel restrictions and bans, quarantines, social distancing guidelines, shelter-in-place or lock-down orders and other similar limitations in order to control the spread of such new variants. These measures have, among other matters, negatively impacted consumer and business spending and, as a result, have negatively impacted the domestic and international demand for crude oil and natural gas, which has contributed to price volatility, impacted the prices received for oil and natural gas and materially and adversely affected the demand for and marketability of our services. Our subcontractors, customers and suppliers, have also and may continue to experience delays or disruptions and temporary suspensions of operations. The pandemic, in addition to other global factors such as the war in Ukraine, may continue to negatively impact oil and gas prices, create economic uncertainty and financial market volatility, reduce economic activity, increase unemployment and cause a decline in consumer and business confidence, and could in the future further negatively impact the demand for our products and services. The extent of the impact of the COVID-19 pandemic or future pandemics on our operational and financial performance will depend on, among other matters, the duration and intensity of the pandemic event, the level of success of global vaccination and mitigation efforts, governmental and private sector responses to pandemics and the impact of such responses on us, and the pandemic impact on oil and gas prices and on our employees, customers, suppliers, operations and sales, all which are uncertain and cannot be predicted. These factors may remain prevalent for a significant period of time even after the pandemic subsides, including due to a continued or prolonged recession in the United States or other major economies, and as with any adverse public health developments, could have a material adverse effect on our business, results of operations, liquidity or financial condition and heighten or exacerbate risks described in this Annual Report.

Declining general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, global conflicts, the threat of pandemic diseases and the results thereof, energy costs, geopolitical issues, inflation, the availability and cost of credit, including increases in interest rates, the United States mortgage market have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and natural gas, and declining business and consumer confidence, have precipitated an economic slowdown and a recession. Concerns about global economic growth and global conflicts have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which we can sell our oil and natural gas production and completion services, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

The well services industry is intensely competitive. It includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than us. Our larger competitors have greater resources that allow those competitors to compete more effectively than us. Our small competitors may be able to react to market conditions more quickly. Significant consolidations of our customers in the DJ Basin market (our primary Colorado market), could result in a more competitive market and increase our customer concentration. Further, the amount of equipment available may exceed demand at some point in time, which could result in active price competition.

We may become involved in intellectual property litigation either due to claims by others that we are infringing their intellectual property rights or due to our own assertions that others are infringing upon our intellectual property rights.

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

Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm to our reputation. We cannot be certain that we will successfully defend against allegations of infringement of patents and intellectual property rights of others. If the owner of intellectual property establishes that we are infringing its intellectual property rights, we may be forced to change our services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. If we are unable to agree on acceptable terms, we may be required to discontinue the sale of key services or halt other aspects of our operations. We may also be liable for financial damages for a violation of intellectual property rights. Any adverse result related to violation of third-party intellectual property rights could materially and adversely harm our business, results of operations and financial condition. Even if intellectual property claims brought against us are without merit, they may result in costly and time-consuming litigation and may require significant attention from our management and key personnel.

Similarly, third parties may misappropriate our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly. While we actively seek to protect our intellectual property and proprietary rights, the steps we have taken may not prevent unauthorized use by third parties. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our business, results of operations and financial condition.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If our remediation of the material weaknesses is not effective, or if we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Management identified deficiencies related to the following: (i) our application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) our eligibility to receive certain Employee Retention Credits through the CARES Act of 2020; and (iii) our accounting for income taxes in connection with a change in control that occurred during the first quarter of 2021.

While management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, in order to properly advance the initiative to address remediation of our material weaknesses that existed as of December 31, 2021, during the year ended December 31, 2022, the Company improved the control environment surrounding its accounting for complex financial instruments as well as its accounting for income taxes. This was accomplished through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications, including but not limited to, regular recurring communication and consultation with our qualified third-party tax professionals, and improved internal oversight and monitoring over these complex financial instruments and their implications to our financial statements. We will continue to remediate, monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

However, while we believe we implemented measures to remediate the material weaknesses, we cannot make assurances that such measures will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or to avoid potential future material weaknesses. If we are unable to maintain our existing internal controls over financial reporting, or if we identify any additional material weaknesses, the accuracy and timeliness of our financial reporting may be adversely affected. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial statements, and we may be unable to meet our reporting obligations as a public company. Failure to comply with the Sarbanes-Oxley Act, when and as applicable, could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

           In September 2022, the Company and its insurance carriers settled a personal injury matter in Texas for $9.3 million. While the insurance claim payment to the plaintiff was covered by the Company’s insurance policies, no assurance can be given that any future claims will be similarly covered.

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

We are involved in securities litigation, and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

In May 2022 we became the subject of a lawsuit alleging that the Company and certain of its officers violated securities laws in relation to certain of its Quarterly Reports on Form 10-Q filed in 2021 which required amendments and restatements to such filings. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. An unfavorable outcome with respect to this lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such claim, or at all.

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

The Company has federal and state net operating loss carryforwards ("NOLs"), each of which were $40.2 million as of December 31, 2022. During the first quarter of 2021, in connection with a registered equity offering, we experienced a "change in control" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and as a result the realizability of the Company's deferred tax assets became limited. On March 28, 2023, Cross River Partners, LP ("Cross River"), an entity controlled by our Executive Chairman and Chief Executive Officer, Richard Murphy, converted approximately $1.1 million principal amount of its $1.2 million convertible promissory note issued in March 2022 (the “March 2022 Convertible Note”) into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting, Cross River intends to convert the balance of the March 2022 Convertible Note into 322,402 shares of Company common stock and the $1.2 million convertible promissory note issued in July 2022 (the “July 2022 Convertible Note”) into 2,400,000 shares of Company common stock and warrants to acquire 2,400,000 shares of Company common stock at $0.55 per share. The conversion of these two convertible promissory notes, combined with the issuance of shares in the February 2023 Public Offering, will likely cause a change of control within the Code which would negatively impact our ability to utilize the NOLs going forward to offset future taxable income. Sections 382 and 383 of the Code contain rules that limit the ability of a corporation that undergoes a change in control to utilize its NOLs and certain built-in losses recognized in years after the change in control. A change in control is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of the corporation or arising from a new issuance of stock by the corporation. Limitations on the use of NOLs and other tax attributes could also increase our state tax liabilities. The use of our tax attributes will also be limited to the extent that we do not generate positive taxable income in future tax periods. As a result of these limitations, we may be unable to offset future taxable income, if any, with NOLs before such NOLs expire. Accordingly, these limitations may increase our federal and state income tax liabilities.

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

The trading price of our common stock may be volatile, and a stockholder may not be able to resell their shares at or above the price at which such stockholder paid for such shares. Our stock price volatility can be in response to a number of factors, including those listed in this section and elsewhere in this Annual Report. As a company in the oil services sector, there can be significant trading volume and volatility in our common stock that may be unrelated to our operating performance and more related to fluctuations and trading in oil-related public companies as a whole. Many of these volatility factors are beyond our control. Other factors that may affect the market price of our common stock include:

●	Actual or anticipated fluctuations in our quarterly results of operations;
●	Liquidity;
●	Our inability to raise capital;
●	Sales of our common stock by us or our stockholders;
●	Fluctuations and higher trading volume related to being in the oil services sector;
●	Changes in oil and natural gas prices;
●	Changes in our cash flow from operations or earnings estimates;
●	Publication of research reports about us or the oil and natural gas exploration, production and service industry, generally;
●	Competition from other oil and gas service companies and for, among other things, capital and skilled personnel;
●	Increases in market interest rates which may increase our cost of capital;
●	Changes in applicable laws or regulations, court rulings, and enforcement and legal actions;
●	Changes in market valuations of similar companies;
●	Adverse market reaction to any indebtedness we may incur in the future;
●	Additions or departures of key management personnel;
●	Actions by our stockholders;
●	Commencement of or outcome of any significant litigation;
●	News reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry;
●	Speculation in the press or investment community regarding our business;
●	Political conditions in oil and natural gas producing regions;
●	General market and economic conditions;
●	Domestic and international economic, legal, and regulatory factors unrelated to our performance; and
●	Our ability to comply with NYSE American continued listing standards.

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

We may be required to raise additional financing by issuing new securities, which may have terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may need to raise additional funds for working capital and other purposes, including to finance acquisitions or develop strategic relationships, by issuing equity or convertible debt securities, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common or preferred stock. Our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

Our executive chairman and CEO beneficially owns a significant amount of our outstanding common stock and has substantial control over us.

As of March 22, 2023, Richard Murphy, our Executive Chairman and CEO, and his affiliated entity Cross River, beneficially own in the aggregate 11.88% of our common stock, or 15.93% including warrants exercisable within 60 days (excluding shares issuable upon conversion of outstanding convertible notes held by Cross River, the issuance of which is subject to shareholder approval). As a result, if acting together, Mr. Murphy will be able to exercise significant influence over all matters requiring approval by our shareholders, including the election of directors and the approval of significant corporate transactions, such as a merger or other sale of our company or assets. Mr. Murphy may also have interests that differ from yours and may vote in a way with which you disagree, which may be adverse to your interests. In addition, to the extent Cross River acquires additional shares pursuant to the conversion of its outstanding convertible notes, the ability of Mr. Murphy, acting together, to control or significantly influence such matters will increase. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control of our company. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

In December 2022, the Company received an official notice of noncompliance from the NYSE American stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 was not in compliance with the NYSE American’s continued listing standards which requires that a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On January 10, 2023, the Company submitted a plan (the “Plan”) advising of actions it will take to regain compliance with the continued listing standards by June 9, 2024. If NYSE accepts the Plan, the Company will have an eighteen (18) month cure period to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On January 3, 2023, we received an official notice of noncompliance from the NYSE stating that the Company is noncompliant with Section 704 of the NYSE American Company Guide for failure to hold an annual meeting for the fiscal year ended December 31, 2021 by December 31, 2022. The Company expects to hold its Annual Meeting in June 2023, at which time the Company will regain compliance with NYSE American LLC’s (“NYSE American’s”) continued listing standards. To the extent the Company does not hold its Annual Meeting in 2023, the Company may be out of compliance with the NYSE American listing standards and may be delisted from such exchange.

If we are unable to retain compliance with the NYSE American criteria for continued listing, including holding an Annual Meeting, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth real property owned and leased by the Company and its subsidiaries as of December 31, 2022. Unless otherwise indicated, the properties are used in Heat Waves’ operations.

Owned Properties:

Location/Description	Approximate Size
Killdeer, ND(1) ● Shop ● Land – shop ● Housing ● Land – housing	10,000 sq. ft. 8 acres 5,000 sq. ft. 2 acres

    (1)          Property is collateral for mortgage debt obligation.

Leased Properties:

Location/Description	Approximate Size	Base Rent	Lease Expiration
Longmont, CO ● Shop and offices ● Land	18,400 sq. ft. 5 acres	$27,600	June 2026
Longview, TX ● Shop ● Land	5,500 sq. ft. 1.8 acres	$5,000	April 2025
Carmichaels, PA ● Shop ● Land	5,000 sq. ft. 12.1 acres	$8,250	June 2023
Jourdanton, TX ● Shop ● Land	5,850 sq. ft. 2.3 acres	$8,250	June 2024
Carrizo Springs, TX● Shop ● Land	3,220 sq. ft. 2.83 acres	$3,000	May 2025
Denver, CO(2) ● Corporate offices	4,021 sq. ft.	$8,628	April 2024

(2)	Company is receiving $10,600 in monthly minimum rent under a sublease agreement for this leased property.
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

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss the class action complaint. We believe the class action complaint is baseless and without merit and have engaged counsel to vigorously defend the Company against the claim. The Company has Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about the lawsuit. While we believe the claim is without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, either of which could materially adversely affect our business, financial condition, or results of operations. The Company maintains Director’s and Officer’s insurance, which coverage contains deductibles below which the Company bares the risk of legal expenses and claims settlements. In the event of a substantial claim settlement or award, the financial burden upon the Company could be significant. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such a claim, or at all.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE American under the symbol "ENSV." The table below sets forth the high and low daily closing sales prices of the Company’s common stock during the periods indicated as reported by the New York Stock Exchange for each of the quarters in the years ended December 31, 2022 and 2021, respectively:

	2022		2021
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$4.32	$0.56	$2.99	$1.70
Second Quarter	3.63	1.86	1.82	1.18
Third Quarter	2.05	1.20	1.65	1.05
Fourth Quarter	3.07	1.31	1.69	0.85

The closing sales price of the Company’s common stock as reported on March 22, 2023, was $0.467 per share.

Holders

As of March 22, 2023, there were 180 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by the Company’s Board. The Company did not declare or pay dividends during the years ended December 31, 2022 or 2021, and has no plans at present to declare or pay any dividends.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the years ended December 31, 2022 and 2021, and our financial condition, liquidity and capital resources as of December 31, 2022 and 2021.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report, which contain further detailed information, as well as the section of this Annual Report titled "Risk Factors." Please also refer to the section under the heading “Cautionary Statement Regarding Forward-Looking Statements.”

OVERVIEW

The Company, through its wholly owned subsidiary Heat Waves Hot Oil Service LLC ("Heat Waves"), provides various services to the domestic onshore oil and natural gas industry through two segments: 1) Production Services, which include hot oiling and acidizing; and 2) Completion and Other Services, which includes frac water heating and other services. The Company owns and operates a fleet of approximately 350 specialized trucks, trailers, frac tanks and other well-site related equipment and serves customers in several major domestic oil and gas areas, including the DJ Basin/Niobrara area in Colorado and Wyoming, the Bakken area in North Dakota, the San Juan Basin in northwestern New Mexico, the Marcellus and Utica Shale areas in Pennsylvania and Ohio, the Jonah area, Green River and Powder River Basins in Wyoming, and the Eagle Ford Shale and East Texas Oilfield in Texas.

RESULTS OF OPERATIONS

Executive Summary

Revenues for the year ended December 31, 2022 increased by $6.3 million, or 41%, from the comparable period last year. This increase was due to an increased demand in our services due to increased oil and gas prices in 2022, which resulted in a substantial increase in domestic oil and gas well drilling and fracking activities by oil and companies. Consequently, we experienced increased demand for both our Production Services and Completion services, resulting in a significant increase in year-over-year revenues, especially in our Rocky Mountain region. Total segment profit for the year ended December 31, 2022 increased by $3.4 million, or 171%, from the comparable period last year primarily due to increased demand for our services in 2022 for the reasons mentioned above.

Selling, general and administrative expenses increased by $690,000, or 16%, from the comparable period last year. This increase was primarily due to an increase in our professional services related to the Company's restatement of its Form 10-Qs for all three quarters of 2021, as well as additional audit fees relating to the fiscal year 2021 audit and Form 10-K filing, combined with a significant increase in stock-based compensation in connection with equity awards issued to our current Chief Financial Officer during the second quarter of 2022. Interest expense for the year ended December 31, 2022 increased by $1.3 million from the comparable period last year. This increase was attributed to interest expense incurred in connection with the 2022 Financing Facilities. There was no interest expense on our prior East West Bank Loan and Security Agreement (the "2017 Amended Credit Facility" or "Senior Revolving Credit Facility") recorded during 2021 in the first three quarters due to accounting for it as a troubled debt restructuring during the third quarter of 2020.

Total other income for the year ended December 31, 2022 was $2.8 million compared to $3.6 million for the year ended December 31, 2021. This decrease of $0.8 million was primarily due to the non-recurrence of Employee Retention Credits recognized by the Company during the first three quarters of 2021, as well as a $2.0 million gain on forgiveness of PPP loan during the third quarter of 2021, partially offset by the gain on debt extinguishment in the current year of $4.3 million.

Net loss for the year ended December 31, 2022 was $5.6 million, or $0.48 per share, compared to a net loss of $8.1 million, or $0.74 per share, for the year ended December 31, 2021. This decrease in net loss of $2.5 million, or 31%, was primarily due to a $3.4 million year-over-year increase in our segment profit, partially offset by a period-over-period increase in our sales, general, and administrative expenses, and further offset by the reduction of other income mentioned above.

Adjusted EBITDA for the year ended December 31, 2022 was a loss of $2.6 million compared to a loss of $6.1 million for the year ended December 31, 2021. Adjusted EBITDA is a non-GAAP measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure in net income (loss) see "Adjusted EBITDA*" below.

Industry Overview

Beginning in early February of 2022, the market experienced a sharp increase in oil and gas prices, primarily in response to the Russia-Ukraine conflict, resulting in gasoline prices reaching a national average of $5.00 per gallon in June 2022. West Texas Intermediate ("WTI") crude oil prices averaged $94.90 per barrel in 2022, versus an average of $68.13 per barrel in 2021. In response to this increased demand for domestic oil and gas, the domestic rig count increased to 779 rigs in operation as of December 31, 2022, compared to 586 rigs in operation at the same time a year ago. Throughout 2022, we have continued to grow our customer base and allocate resources to the most active basins to further capitalize on the recovering industry environment. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality, breadth of our service offerings, and price.

The United States operational rig count increased throughout 2021 and continued to increase during 2022, increasing from 586 as of December 31, 2021 to 779 as of December 31, 2022, as oil production and the oil and gas industry rebounded in 2022. This translated into increased industry drilling and completion activity for the year ended December 31, 2022 compared to 2021. Average domestic rig count increased by 51% from 478 average rigs in operation during the year ended December 31, 2021 to 723 average rigs in operation during the year ended December 31, 2022.

 While demand for our services rebounded in 2022, the Company has not yet returned to pre-pandemic rig levels. However, we expect to see a continued demand for our services and continued exploration and production activity levels in the oil and gas sector in a continued stable commodity price environment.

Segment Overview

Enservco’s reportable operating segments are Production Services and Completion Services including Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments.

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

Segment Results

The following tables set forth revenues from operations and segment losses for our operating segments for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Revenues:
Production services	$11,211	$9,012
Completion and other services	10,433	6,325
Total revenues	$21,644	$15,337

	For the Year Ended December 31,
	2022	2021
Segment profit (loss):
Production services	$677	$(722)
Completion and other services	738	(1,280)
Total segment profit (loss)	$1,415	$(2,002)

Production Services

Production Services segment revenues, which accounted for 52% of total revenues for the year ended December 31, 2022, increased by $2.2 million, or 24%, to $11.2 million for the year ended December 31, 2022. This increase was primarily attributable to increased hot oiling activity in our Central USA Region, due primarily to elevated oil and gas price levels in 2022. As a result of the higher crude oil prices during 2022, we have worked with our customers and have been successful in implementing price increases for our hot oiling services that are reflected in our increased production services revenues.

Hot oiling revenues increased by $2.0 million, or 24%, to $10.4 million for the year ended December 31, 2022. This increase was attributable to the reasons discussed above for Production Services segment revenues.

Acidizing revenues increased by $212,000, or 37%, to $779,000 for the year ended December 31, 2022. This increase was primarily attributable to increased activity levels and demand for this service line, as well as our continued efforts to pursue customers and partner with chemical suppliers to develop new cost-effective acid programs.

Production Services segment profit increased by $1.4 million, or 194%, to a segment profit of $677,000 for the year ended December 31, 2022. This year-over-year increase in segment profit was primary attributable to the reasons discussed above for Production Services segment revenues, combined with cost saving measures that were implemented to offset the adverse industry conditions that existed throughout 2021.

Completion and Other Services

Completion and Other Services segment revenues, which accounted for 48% of total revenues for the year ended December 31, 2022, increased by $4.1 million, or 65%, to $10.4 million for the year ended December 31, 2022. This increase was primarily due to strong completion activity volume realized during the first and fourth quarters of 2022, resulting from the continued increase in domestic oil and gas activity, especially in our Rocky Mountain Region

Completion and Other Services segment profit increased by $2.0 million, or 158%, for the year ended December 31, 2022. This increased profit was attributable to the reasons discussed above for Completion and Other Services segment revenues, coupled with stricter control over variable costs during 2022 as compared to 2021.

Geographic Areas

The Company operates in three geographically diverse regions of the United States. The following table sets forth revenues from operations for the Company’s three geographic regions during the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
BY GEOGRAPHY:

Production Services:
Rocky Mountain Region(1)	$1,542	$2,213
Central USA Region(2)	8,948	6,158
Eastern USA Region(3)	721	641
Total Production Services	11,211	9,012

Completion and Other Services:
Rocky Mountain Region(1)	8,090	4,521
Central USA Region(2)	842	128
Eastern USA Region(3)	1,501	1,676
Total Completion and Other Services	10,433	6,325

Total Revenues	$21,644	$15,337

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

Production Services segment revenues in the Rocky Mountain Region decreased by $671,000, or 30%, for the year ended December 31, 2022 when compared to 2021 primarily due to less hot oiling activity in both the Powder River and Green River Basins, as well as the Bakken area. Completion and Other Services segment revenues in the Rocky Mountain Region increased by $3.6 million, or 79%, for the year ended December 31, 2022 when compared to 2021, primarily due to increased demand for our Completions Services in 2022, especially in the DJ Basin and Bakken area, due to the increase in oil prices in 2022.

Production Services segment revenues in the Central USA Region increased by $2.8 million, or 45%, for the year ended December 31, 2022 when compared to 2021 primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices, and acidizing services in the Eagle Ford Shale, as well as a full year of operating results in the East Texas Oilfield in 2022, which began operations in the second quarter of 2021. Completion and Other Services segment revenues in the Central USA Region increased by $714,000, or 558%, for the year ended December 31, 2022 when compared to 2021 primarily due to significant year-over-year increases in water hauling activity in the region.

Production Services segment revenues in the Eastern USA Region increased by $80,000, or 12%, for the year ended December 31, 2022 when compared to 2021 primarily due to increases in hot oiling activity in the Marcellus and Utica Shale formations. Completion and Other Services segment revenues in the Eastern USA Region decreased by $175,000, or 10%, for the year ended December 31, 2022 when compared to 2021 primarily due to decreases in completions activity in the Marcellus Shale formation.

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

As an example of this quarter-to-quarter revenue seasonality, the Company generated $15.1 million, or 70% of its 2022 revenues, during the first and fourth quarters, compared to $6.6 million, or 30% of 2022 revenues, during the second and third quarters of 2022. Due to above average temperatures in the fourth quarter of 2021 in many of the regions the Company operates in, there was a delayed start to the heating season for 2021. As a result, this seasonality was not as pronounced in 2021 as it has been in previous years. The Company generated $9.2 million, or 60% of its 2021 revenues during the first and fourth quarters, compared to $6.1 million, or 40% of revenues during the second and third quarters of 2021.

Direct Operating Expenses

Direct operating expenses for our operating segments, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, short-term rental costs and site overhead costs, increased $2.9 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily attributed to the increase in overall Production and Completion service activity performed in 2022 compared to 2021.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased by $690,000, or 16%, from the comparable period last year. This increase was primarily due to an increase in our professional services, due to the Company's restatement of its Form 10-Qs for all three quarters of 2021, as well as additional audit fees relating to the fiscal year 2021 audit and Form 10-K filing, combined with a significant increase in stock-based compensation in connection with a one time equity award issued to our current Chief Financial Officer during the second quarter of 2022.

Depreciation and Amortization

Depreciation and amortization expense decreased by $868,000, or 17%, year-over-year, due to the selling and disposing of certain idle trucks and vehicles within our property and equipment during the first three quarters of 2022, which created a smaller depreciable base on which our depreciation expense is calculated.

Severance and Transition Costs

During the year ended December 31, 2022, the Company recognized $303,000 in severance and transitions costs, as part of the severance agreement related to the resignation of a former Chief Financial Officer in the second quarter of 2022. During the year ended December 31, 2021, the Company recognized severance and transition costs of $7,000.

Loss from Operations

For the year ended December 31, 2022, the Company recognized a loss from operations of $8.4 million compared to a loss from operations of $11.4 million for the year ended December 31, 2021. The decreased loss of $3.0 million was primarily due to a $3.4 million year-over-year increase in our segment profit, partially offset by a period-over-period increase in our sales, general, and administrative expenses.

Interest Expense

For the year ended December 31, 2022, interest expense was $1.4 million as compared to $57,000 for the year ended December 31, 2021. The year-over-year increase was attributed to interest expense incurred in connection with the 2022 Financing Facilities. There was no interest expense on our former primary debt obligation (2017 Amended Credit Facility) recorded during 2021 in the first three quarters due to the accounting for it as a troubled debt restructuring during the third quarter of 2020.

Income Taxes

The Company did not incur nor record income tax expense for the year ended December 31, 2022. During the first quarter of 2021 the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of Company common stock in a registered public offering. As a result of this change in control, and in accordance with Internal Revenue Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of December 31, 2021, $273,000 of deferred tax liabilities could no longer be used as a source of income to recognize the benefits of deferred tax assets and, as such, required the recording of additional valuation allowance of $273,000 through deferred income tax expense for the year ended December 31, 2021.

Adjusted EBITDA*

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry. The following table presents a reconciliation of our net loss to Adjusted EBITDA for years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Reconciliation from Net Loss to Adjusted EBITDA*
Net loss	$(5,575)	$(8,052)
Add back:
Interest expense	1,383	57
Income tax expense	-	273
Depreciation and amortization (including discontinued operations)	4,347	5,222
EBITDA* (non-GAAP)	155	(2,500)
Add back (deduct):
Stock-based compensation	811	130
Severance and transition costs	303	7
Impairment loss	-	128
Loss (gain) on sale and disposal of assets (including discontinued operations)	300	(124)
Gain on debt extinguishment(1)	(4,277)	-
Other expense (income)	59	(3,699)
EBITDA related to discontinued operations	-	1
Adjusted EBITDA* (non-GAAP)	$(2,649)	$(6,057)

______________________________

(1) Relates to the Refinancing, as defined and described in Note 5 - Debt in the consolidated financial statements.

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

All the items included in the reconciliation from net (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gains or losses on sales of assets, acquisition-related expenses, severance and transition costs, impairment loss, other expense (income), EBITDA related to discontinued operations, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA loss decreased by $3.4 million, or 56%, to a loss of $2.6 million for the year ended December 31, 2022 compared to an Adjusted EBITDA loss of $6.1 million for the year ended December 31, 2021. This decreased loss was due to the year-over-year improvement in our segment profit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had outstanding principal loan balances on our outstanding indebtedness of approximately $12.0 million with a weighted average interest rate of 12.13% per year.

The following table summarizes our statements of cash flows for the years ended December 31, 2022 and 2021 and, combined with the working capital table and discussion below, is important for understanding our liquidity (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(2,246)	$(4,774)
Net cash provided by (used in) investing activities	343	(200)
Net cash provided by financing activities	1,789	3,656
Net decrease in cash and cash equivalents	(114)	(1,318)

Cash and cash equivalents, beginning of period	149	1,467

Cash and cash equivalents, end of period	$35	$149

The following table sets forth a summary of certain aspects of our balance sheet as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Current assets	$5,960	$5,593
Total assets	19,838	25,148
Current liabilities	10,241	12,532
Total liabilities	18,669	19,806
Working capital deficit (current assets net of current liabilities)	(4,281)	(6,939)
Stockholders’ equity	1,169	5,342

Overview

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its existing 2017 Amended Credit Facility with the East West Bank, which had an outstanding principal balance of $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, and in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million.

As part of the Refinancing, on March 24, 2022, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6,225,000. Under the Utica Facility, the Company is required to make 51 monthly payments of $168,075 each and a monthly surcharge of 1.00% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The aforementioned surcharge is discretionary on the part of Utica, beginning on July 1, 2022, and is calculated twice yearly on each of January 1 and July 1, thereafter. This surcharge will be added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and be due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500, based on a debt coverage criteria. The Utica Facility is secured by all the Company’s equipment and proceeds from the sale of such equipment. The Company also has the option, after 12 months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

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

Also, as part of the Refinancing, on March 22, 2022, the Company issued a $1.2 million convertible subordinated promissory note (the “March 2022 Convertible Note”) to Cross River, an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The March 2022 Convertible Note has a six-year term and accrues interest at seven percent per annum. The Company is required to make quarterly interest-only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The March 2022 Convertible Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

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

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River loaned an additional $450,000 to the Company, exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”) and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the per share price the Company receives for its common stock in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company

We have relied on cash flows from operations to satisfy our liquidity needs. Although we had a $1.0 million line of credit under our previous 2017 Amended Credit Facility with East West Bank, we were unable to borrow under such line of credit which impacted our ability to fund operations during our busy heating season during the fourth quarter of 2021 and the first quarter of 2022. We believe that our ability to utilize the Receivables Financing, as well as the equity proceeds received from our registered direct public offering completed in February 2023, will have a positive impact on our liquidity, especially during the busier heating season. Our capital requirements for 2023 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

In February 2023, the Company raised net proceeds of $3.2 million through the issuance of 3,900,000 shares of common stock, 3,100,000 pre-funded warrants, and 7,000,000 common warrants in a registered direct offering (the “February 2023 Public Offering”).

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert the balance of the March 2022 Convertible Note into 322,402 shares of Company common stock and the July 2022 Convertible Note into 2,400,000 shares of Company common stock and 2,400,000 warrants to acquire Company common stock at $0.55 per share.

Liquidity

As of December 31, 2022, our available liquidity was $35,000, which represented our cash and cash equivalents balance of $35,000. On February 27, 2023, the Company completed a registered public offering, the February 2023 Public Offering, pursuant to which we sold 3,900,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 3,100,000 shares of common stock and (iii) warrants to purchase up to an aggregate of 7,000,000 shares of common stock and received net proceeds of $3.2 million. Although the Company believes the Refinancing, recent Cross River convertible promissory note financings, proceeds from the February 2023 Public Offering, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations. If the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all, including further financing from Cross River. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of December 31, 2022, we had a working capital deficit of $4.3 million compared to a working capital deficit of $6.9 million as of December 31, 2021. This $2.6 million decrease in working capital deficit was primarily attributable to our prior indebtedness under the 2017 Amended Credit Facility being classified as current as of December 31, 2021 due to the maturity date of October 15, 2022. See Note 5 - Debt for further discussion of the 2017 Amended Credit Facility and the 2022 Financing Facilities.

Deferred Tax Liability, net

As of December 31, 2022, the Company had a valuation allowance of $9.0 million which reduced its net deferred tax liabilities to $273,000.

Cash Flow from Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $2.2 million compared to cash used in operating activities of $4.8 million for the year ended December 31, 2021. This decrease in cash used in operating activities of $2.6 million was primarily due to a $3.1 million year-over-year improvement in net working capital, partially offset by year-over-year increases in sales, general, and administrative expenses and severance and transition costs.

Cash Flow from Investing Activities

Cash provided by investing activities for the year ended December 31, 2022 was $343,000 compared to cash used in investing activities of $200,000 for the year ended December 31, 2021. This increase in cash provided by investing activities of $543,000 was primarily due to current year proceeds from disposals of property and equipment exceeding that of the prior year, as well as year-over-year reductions in purchases of property and equipment

Cash Flow from Financing Activities

Cash provided by financing activities for year ended December 31, 2022 was $1.8 million compared to cash provided by financing activities of $3.7 million for the year ended December 31, 2021. This decrease in cash provided by financing activities of $1.9 million was primarily due to the non-recurrence of approximately $8.8 million of net cash generated through the February 2021 Public Offering from the prior year, partially offset by the 2022 Financing Facilities and activity relating to the various Cross River promissory notes consummated in the current year.

Class Action Litigation

On May 22, 2022, Ali Safe, acting individually and on behalf of others, filed a class action complaint in United States District Court for the District of Colorado alleging that the Company and certain of its officers violated securities laws in relation to certain of its SEC Form 10-Q filings in 2021 which required amendments and restatements to such filings. On November 28, 2022, the plaintiff amended their complaint primarily to add Jan Lambert as lead plaintiff, and to include Cross River Partners, L.P. and Cross River Capital Management, LLC as defendants.

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. We believe the class action complaint is baseless and without merit and have engaged counsel to vigorously defend the Company against the claim. The Company has Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about the lawsuit. While we believe the claims are without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, either of which could materially adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such a claim, or at all.

Outlook

Our business is heavily dependent on domestic oil and gas exploration and production activity levels which fluctuate based on energy commodity prices, weather that affects customer demand for our frac water heating business, capital budgets, and other factors. We continue to seek opportunities to expand our business operations through organic growth, including increasing the volume of current services offered to our new and existing customers and relocating more of our equipment to increase utilization. We will also continue to expand our customer relationships while maintaining an appropriate balance between recurring maintenance work and drilling and completion related services. Management currently believes we will continue to have an opportunity to improve and enhance our reputation, and to provide competitive services to our customers and improve our operating efficiency.

Over the past several years we have invested significantly in process improvement initiatives designed to make the Company operate more efficiently and take better advantage of our expanded fleet and a national leadership position in hot oiling, acidizing and frac water heating. We faced a very difficult operating environment during much of 2021 which showed real signs of improvement throughout 2022 with continued increases in crude oil prices and active domestic oil rigs. While crude oil prices and active domestic oil rigs continued to rise throughout 2022, rig counts continue to be over 20% below pre-pandemic levels. Additionally, E&P companies have continued their recent focus on improving free cash flow, debt reduction, and capital discipline, at the expense of rapidly increasing drilling activity even as crude oil prices rose above $100 per barrel.

Increases in oil prices, caused in part by the war in Ukraine, combined with a relatively colder winter, has resulted in an increased demand for the Company’s services. However, the demand for oil remains uncertain given global political tensions, such as in Ukraine, and persistent supply shortages that have resulted in significant inflation un the United States. While increases in oil prices generally correlates with an increase in demand for the Company’s services, uncertainties regarding global political tensions, wars, inflation, and increasing interest rates could have a negative impact in the Company’s 2023 performance.

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

Capital Commitments and Obligations

Our capital commitments and obligations as of December 31, 2022 consist primarily of the 2022 Financing Facilities and various Cross River promissory notes. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the consolidated financial statements.

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

The Company uses a Black-Scholes model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

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

Interest and penalties associated with tax positions are recorded in the period assessed as income tax expense. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s federal income tax filings for tax years 2019 through 2022 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2018 to 2022.

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

ITEM 8. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enservco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enservco Corporation (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment over Long-lived Assets - Refer to Notes 2, 3 and 4 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's long-lived assets were $58.3 million and related accumulated depreciation and amortization was $47.1 million as of December 31, 2022 ($11.2 million,  net). As discussed in the Company’s accounting policy in Note 2, long-lived assets (asset groups) with finite lives are reviewed for impairment whenever indicators of impairment exist. Management evaluated its asset group taking into consideration the nature of its business and qualitative aspects of the Company and using an undiscounted cashflow assessment and determined that through this approach determined there were no triggering events during 2022. As such, the Company concluded that no impairment exists at that date.

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
●

We evaluated the reasonableness of the Company’s undiscounted cash flow forecast used in the impairment assessment by evaluating the significant assumptions used to develop the projected future cash flows of the asset group, tested the completeness and accuracy of the underlying data used by the Company, performed a comparison of historical activity to forecasted activity, and considered positive and negative evidence impacting management’s forecasts.

●

We tested the mechanical accuracy of the amounts and formulas included in the Company’s undiscounted cash flow assessment and agreed long-lived asset balances to the Company’s consolidated general ledger.

●	We performed sensitivity analyses to evaluate the changes in the future cash flows that could result from changes in the assumptions.

Management’s Assessment over Going Concern – Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company's consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the twelve months ended December 31, 2022, the Company incurred net losses of $5.6 million. As of December 31, 2022, the Company had current liabilities of $10.2 million, which exceeded total current assets of $6.0 million by $4.2 million. The Company’s substantial working capital deficit was the result of outstanding debt and lease liabilities of $5.02 million that are due during the year ended December 31, 2023. Due to recent developments and improvements to their financial position as discussed in Note 11 to the consolidated financial statements, during March 2023, the Company entered into a securities Purchase Agreement with certain investors generating net proceeds of $3.2 million and Cross Rivers converted approximately $1.1 million of principal of the March 2022 Convertible Note into common stock of the Company. Subject to shareholder approval, the remaining $148,950 of the March 2022 Convertible Note and $1.2 million related to the July 2022 convertible note will be converted to equity. Considering these events, the Company believes that substantial doubt over their ability to continue as a going concern for a period of least one year after the date of issuance of the audited consolidated financial statements, or March 31, 2024, has been alleviated.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to develop their forecast estimates included in the future cash flows assessment. We also gained an understanding of the design of the controls used by management to develop their estimates.

●

We tested the reasonableness of the forecasted revenue, operating expenses, and sources and uses of cash flows in management’s assessment of whether the Company has sufficient liquidity to meet its obligations for at least one year from the consolidated financial statement issuance date. This testing included inquiries with management, performing sensitivity analyses to assess the impact of changes in the key assumptions included in management’s forecast model, assessing management’s forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, and market and industry factors. We reviewed available interim financial information to understand current period changes in cash balances, revenue compared to forecast, debt balances, accounts payable and accrued liabilities and operating expenses to ensure there were no unexpected unplanned items that may challenge the assumptions and completeness of information used in the financial forecast.

●

We reviewed subsequent events, which included an analysis of the significant financing transactions discussed above, compliance with terms of the current debt agreement as of December 31, 2022, read available Board of Director meeting minutes, and performed inquiries with those charged with governance.

●

We also evaluated the adequacy of the Company’s disclosures in Note 2 in relation to the going concern uncertainty matter as well as considered the adequacy of management’s plans during our assessment of management’s evaluation of going concern.

Complex Debt and Equity Transactions Refer to Notes 5, 7 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

From time to time, the Company enters into debt and equity transactions some of which have highly complex terms and features that impact classification within the financial statements and may require fair value estimation. Consideration is given to the nature of the instrument, term, warrant features, the accounting treatment related to conversion options and estimates of fair value and related fair value models used to estimate fair value when appropriate.

We identified the Company's accounting for debt and equity transactions as a critical audit matter. Auditing the Company’s accounting for debt and equity transactions involved a high degree of subjectivity in determining significant assumptions included in the Company’s assessments and estimates of fair value. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgment and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding of management’s process to identify within debt and equity transactions imbedded features that may require separate accounting considerations and or bifurcations.  We also evaluated the appropriateness of fair value models used such as Black Scholes or Binomial Lattice model. We gained an understanding of the design of the controls used by management to develop their estimates when using these models.

●

We obtained copies of the executed agreements and underlying board minutes and read them to ensure an appropriate understanding of their key terms and provisions. We determined through reading of the agreements if appropriate accounting treatment was considered when assessing whether an equity instrument required liability treatment.

●	We evaluated the methodology used by management to appropriately determine fair value and when appropriate, allocations based on relative fair value.
●	We tested the inputs used in the fair valued models to ensure accuracy, which included discount rates, the underlying stock price, strike price, expected life of the instrument and volatility.
●

We examined the accounting treatment, presentation and classification of each debt and equity transaction entered into during the year and related disclosures to ensure they were appropriate and complete.

We have served as the Company’s auditor since 2022.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas

March 31, 2023

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enservco Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enservco Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor from 2010 to 2022.

/s/ Plante & Moran, PLLC

Denver, CO

July 6, 2022

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$35	$149
Accounts receivable, net	4,463	2,845
Prepaid expenses and other current assets	989	2,185
Inventories	320	346
Note receivable	75	-
Assets held for sale	78	68
Total current assets	5,960	5,593

Property and equipment, net	11,236	16,173
Goodwill	546	546
Intangible assets, net	182	399
Note receivable, less current portion	225	-
Right-of-use asset - finance, net	22	41
Right-of-use asset - operating, net	1,476	2,060
Other assets	191	336

TOTAL ASSETS	$19,838	$25,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,868	$2,857
Senior revolving credit facility, related party	-	8,698
Subordinated debt, related party (Note 2 and Note 5)	-	211
Utica Facility (Note 5)	1,250	-
LSQ Facility (Note 5)	2,945	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	100	-
July 2022 Convertible Note, related party (Note 2 and Note 5)	60	-
Lease liability - finance	13	20
Lease liability - operating	597	688
Current portion of long-term debt	54	58
Other current liabilities	354	-
Total current liabilities	10,241	12,532

Non-Current Liabilities:
Senior revolving credit facility, related party	-	5,404
Utica Facility, less current portion (Note 5)	3,963	-
March 2022 Convertible Note, related party (Note 2 and Note 5)	1,100	-
July 2022 Convertible Note, related party (Note 2 and Note 5)	1,140	-
November 2022 Convertible Note, related party (Note 2 and Note 5)	818	-
Utica Residual Liability	110	-
Long-term debt, less current portion	-	54
Lease liability - finance, less current portion	11	23
Lease liability - operating, less current portion	991	1,496
Deferred tax liabilities	273	273
Other liabilities	22	24
Total non-current liabilities	8,428	7,274

TOTAL LIABILITIES	18,669	19,806

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 11,835,753 and 11,439,191 shares issued as of December 31, 2022 and 2021, respectively; 6,907 shares of treasury stock as of December 31, 2022 and 2021; and 11,828,846 and 11,432,284 shares outstanding as of December 31, 2022 and 2021, respectively	59	57
Additional paid-in-capital	42,266	40,866
Accumulated deficit	(41,156)	(35,581)
Total stockholders’ equity	1,169	5,342

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,838	$25,148

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands except per share amounts)

	For the Year Ended December 31,
	2022	2021
Revenues:
Production services	$11,211	$9,012
Completion and other services	10,433	6,325
Total revenues	21,644	15,337

Expenses:
Production services	10,534	9,734
Completion and other services	9,695	7,605
Sales, general and administrative expenses	4,875	4,185
Severance and transition costs	303	7
Loss (gain) on disposal of equipment	300	(124)
Impairment loss	-	128
Depreciation and amortization	4,347	5,215
Total operating expenses	30,054	26,750

Loss from operations	(8,410)	(11,413)

Other income (expense):
Interest expense	(1,383)	(57)
Gain on debt extinguishment (Note 5)	4,277	-
Other income (expense), net	(59)	3,699
Total other income	2,835	3,642

Loss from continuing operations before taxes	(5,575)	(7,771)
Income tax expense	-	(273)
Loss from continuing operations	(5,575)	(8,044)
Loss from discontinued operations	-	(8)
Net loss	$(5,575)	$(8,052)

Loss from continuing operations per common share – basic and diluted	$(0.48)	$(0.74)
Loss from discontinued operations per common share – basic and diluted	-	-
Net loss per share – basic and diluted	$(0.48)	$(0.74)

Weighted average number of common shares outstanding – basic and diluted	11,579	10,879

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2021	6,301	$32	$30,052	$(27,529)	$2,555

Stock-based compensation	-	-	130	-	130
Shares issued in offering, net of issuance costs	4,200	21	8,824	-	8,845
Shares and warrant issued to Cross River Partners, L.P. in subordinated debt and accrued interest conversion, net of discount	602	3	1,550	-	1,553
Restricted share issuances	330	1	310	-	311
Restricted share cancellations	(1)	-	-	-	-
Net loss	-	-	-	(8,052)	(8,052)
Balance as of December 31, 2021	11,432	57	40,866	$(35,581)	5,342

Stock-based compensation	-	-	811	-	811
Warrants issued in connection with November 2022 Convertible Note (Note 5)	-	-	417	-	417
Restricted share issuances	465	2	172	-	174
Restricted share cancellations	(68)	-	-	-	-
Net loss	-	-	-	(5,575)	(5,575)
Balance as of December 31, 2022	11,829	$59	$42,266	$(41,156)	$1,169

See accompanying notes to consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(5,575)	$(8,052)
Net loss from discontinued operations	-	(8)
Net loss from continuing operations	(5,575)	(8,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,347	5,215
Loss (gain) on disposal of property and equipment	300	(124)
Impairment loss	-	128
Board compensation issued in equity	60	311
Write-off of inventories	52	-
Gain on debt extinguishment	(4,277)	-
Interest paid-in-kind on line of credit	119	-
Fair value of warrant issued upon conversion of subordinated debt to equity	-	304
Stock-based compensation	811	130
Severance cost incurred through issuance of restricted shares	112	-
Amortization of debt issuance costs and discount	100	9
Income tax expense	-	273
Gain on forgiveness of PPP loan (Note 5)	-	(1,964)
Bad debt (recovery) expense	(94)	268
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(1,380)
Inventories	(27)	(51)
Prepaid expenses and other current assets	1,728	(1,117)
Amortization of operating lease assets	680	858
Other assets	18	320
Accounts payable and accrued liabilities	2,153	1,005
Operating lease liabilities	(693)	(855)
Other liabilities	(536)	(64)
Net cash used in operating activities - continuing operations	(2,246)	(4,778)
Net cash provided by operating activities - discontinued operations	-	4
Net cash used in operating activities	(2,246)	(4,774)

INVESTING ACTIVITIES:
Purchases of property and equipment	(220)	(593)
Proceeds from disposals of property and equipment	563	393
Net cash provided by (used in) investing activities - continuing operations	343	(200)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	343	(200)

FINANCING ACTIVITIES:
Gross proceeds from stock issuance	-	9,660
Stock issuance costs and registration fees	-	(815)
Term loan borrowings	700	-
Term loan contractual repayments	(1,050)	(3,505)
Term loan repayment consummated in conjunction with Refinance (Note 5)	(8,400)	-
Establishment of LSQ Facility consummated in conjunction with Refinance (Note 5)	2,400	-
Establishment of Utica Facility consummated in conjunction with Refinance, net (Note 5)	6,000	-
Net LSQ Facility borrowings	545	-
Utica Facility repayments	(846)
Net line of credit repayments	-	(701)
TDR accrued future interest payments	(176)	(770)
March 2022 Convertible Note proceeds, net, related party	1,125	-
July 2022 Convertible Note proceeds, related party	1,200	-
November 2022 Convertible Note proceeds, related party	450	-
Cross River Revolver Note proceeds	750	-
Cross River subordinated debt repayment	(145)	-
Repayment of long-term debt	(58)	(100)
Payments on financed insurance	(673)	-
Payments of finance leases	(33)	(111)
Net cash provided by financing activities - continuing operations	1,789	3,658
Net cash used in financing activities - discontinued operations	-	(2)
Net cash provided by financing activities	1,789	3,656

Net Decrease in Cash and Cash Equivalents	(114)	(1,318)

Cash and Cash Equivalents, beginning of period	149	1,467

Cash and Cash Equivalents, end of period	$35	$149

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Cash paid for interest	$1,027	$822
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Non-cash establishment of EWB Obligation consummated in conjunction with the Refinance (Note 5)	$1,000	$-
Non-cash exchange of March 2022 Convertible Note instruments	1,200	-
Non-cash exchange of Cross River Revolver Note to November 2022 Convertible Note	750	-
Non-cash establishment of note receivable for sale of Tioga property in North Dakota	300	-
Non-cash financed insurance consummated with insurance renewals	532	-
Non-cash issuance of warrants in connection with November 2022 Convertible Note	416	-
Non-cash operating lease exchange	95	-
Non-cash conversion of subordinated debt and accrued interest to Company common stock	-	1,312
Non-cash conversion of unamortized subordinated debt discount	-	61
Deferred loan costs paid directly by related party in lieu of subordinated note payable	-	210

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

The accompanying consolidated financial statements have been derived from the accounting records of Enservco Corporation, Heat Waves Hot Oil Service LLC ("Heat Waves"), Dillco Fluid Service, Inc. ("Dillco"), Heat Waves Water Management LLC ("HWWM"), and Adler Hot Oil Service, LLC ("Adler") (collectively, the "Company") as of December 31, 2022 and 2021 and the results of operations for the years then ended.

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

Note 2 – Summary of Significant Accounting Policies and Recent Developments

Recent Developments and Going Concern

On March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") which terminated our existing $13.8 million Senior Revolving Credit Facility (or "2017 Amended Credit Facility") with East West Bank. Pursuant to the pay-off letter dated as of March 18, 2022 by and among the Company, certain wholly owned subsidiaries of the Company, and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, paid East West Bank $8.4 million in cash and agreed to pay East West Bank five percent of the net proceeds that the Company receives under the Receivables Financing (as defined in Note 5 - Debt), up to a maximum of $1.0 million.

Further, and in conjunction with the Refinancing, in March 2022 the Company entered into a new financing arrangement with lenders. The new facilities consist of a term debt facility, a receivables factoring agreement, as well as a convertible subordinated promissory note (the "March 2022 Convertible Note"), the latter of which was issued by Cross River Partners, LP ("Cross River"), a related party entity controlled by Richard Murphy, the Company’s CEO and Chairman. Upon entry into these facilities, East West Bank agreed to forgive $4.3 million of the Company's indebtedness under the 2017 Amended Credit Facility. In July 2022, the Company entered into a second convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River, whereby the Company received $1.2 million of capital for general working capital purposes. In September 2022, the Company entered into a $750,000 revolving credit facility with Cross River (the "Cross River Revolver Note"). Additionally, on November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company, and exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”) and received a five-year warrant to acquire 568,720 shares of Company common stock exercisable at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The Refinancing, as well as the recent Cross River convertible notes and revolver financings are more fully described in Note 5 - Debt.

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The Common Warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the offering were $3.2 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert the balance of the March 2022 Convertible Note into 322,402 shares of Company common stock and the July 2022 Convertible Note into 2,400,000 shares of Company common stock and 2,400,000 warrants to acquire Company common stock at $0.55 per share.

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the years ended December 31, 2022 and 2021, we incurred net losses of $5.6 million and $8.1 million, respectively. As of December 31, 2022, we had total current liabilities of $10.2 million, which exceeded our total current assets of $6.0 million, or a working capital deficit of approximately $4.3 million. As of December 31, 2021, we had total current assets of $5.6 million and total current liabilities of $12.5 million, or a working capital deficit of $6.9 million. During 2022, the Company underwent a thorough analysis of costs incurred by the Company including payroll and related costs, capital expenditures and profitability of our segments. As such, hiring practices and headcount were significantly modified and reduced, and unprofitable locations were closed. Due to the recent developments and the improvements to our financial position noted above, especially as it relates to the Refinancing and the February 2023 Public Offering, the Company believes there is not substantial doubt over our ability to continue as a going concern from one year after the date of issuance of this Annual Report on Form 10-K. See Note 5 - Debt for a description of the Refinancing.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance. As of December 31, 2022 and 2021, the Company had an allowance for doubtful accounts of $150,000 and $482,000, respectively. For the years ended December 31, 2022 and 2021, the Company recorded ($94,000) and $268,000, respectively, to bad debt (recovery) expense.

Concentrations

As of December 31, 2022, one customer represented more than 10% of the Company's accounts receivable balance at 55%. Revenues from one customer represented 31% of total revenues for the year ended December 31, 2022. This concentration was enhanced by the merger of three customers we serviced during 2021. As of December 31, 2021, two customers represented more than 10% of the Company's accounts receivable balance at 31% and 14%, respectively. Revenues earned from one customer represented 13% of total revenues for the year ended December 31, 2021.

Inventories

Inventory consists primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and is carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. During the years ended December 31, 2022 and 2021, the Company recognized write-offs of inventories of $52,000 and $0, respectively.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company reviews both qualitative and quantitative aspects of the business during the analysis of impairment. During the first quarter of 2020, the combination of the COVID-19 pandemic and actions taken by the OPEC+ countries caused oil and gas commodity demand to decrease significantly. The continuing impacts of the COVID-19 pandemic, the current regulatory environment, depressed oil and gas commodity price and demand and the resulting 30% decrease in average active United States oil rig count during the first quarter of 2021 as compared to the same period in 2020, which is historically our largest revenue quarter, led to a slight decrease in revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020. In addition, the Company incurred a loss from operations of $11.4 million for the year ended December 31, 2021. The Company determined that these were triggering events which could indicate impairment of its long-lived assets during the fourth quarter of 2021 as revenue didn't rebound as expediently as expected. The Company reviewed both qualitative and quantitative aspects of the business during the analysis of impairment. During the quantitative review, the Company reviewed its undiscounted future cash flows in its assessment of whether long-lived assets were impaired. The Company determined that there was no impairment of its long-lived assets held and used for the year ended December 31, 2021. Considering the rebound in the oil and gas industry from 2021 to 2022 as discussed throughout this Annual Report, the Company determined that there were no triggering events which could indicate impairment of its long-lived assets for the year ended December 31, 2022. For a description of impairment loss recorded during the year ended December 31, 2021 on Assets Held for Sale, see below.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group (less any costs to sell) each reporting period that it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. During the years ended December 31, 2022 and 2021, the Company recorded an impairment loss of $0 and $128,000, respectively.

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

The Company completed its annual goodwill impairment test as of December 31, 2022 and 2021. The Company tests for impairment by comparing the fair value of our reporting units (which for the Company is our reporting segments) to the carrying value of the reporting units. If the carrying value of any reporting unit exceeds the fair value calculated, an impairment loss is recorded for the difference in fair value and carrying value, up to the amount of goodwill allocated to the reporting units. Our fair value is estimated using a combination of the income and market approaches.

As a result of performing the annual test of impairment, the Company recognized no impairment loss for its goodwill during the years ended December 31, 2022 and 2021.

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

As of  December 31, 2022 and 2021, the Company had unvested restricted stock awards with service and performance conditions. For the year ended  December 31, 2022, there were 242,500 unvested restricted shares included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the year ended  December 31, 2022, there were 25,000 unvested restricted shares that have performance conditions and these shares are also participating share-based awards and are considered outstanding as of the grant date.

As of  December 31, 2022, there were outstanding warrants to acquire an aggregate of 1,760,805 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 5 - Debt and Note 9 - Stock Options and Restricted Stock. As of  December 31, 2022, the outstanding warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2022, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Further, as of December 31, 2022, the Company has three $1.2 million convertible notes outstanding (the  "March 2022 Convertible Note", the  "July 2022 Convertible Note", and the  "November 2022 Convertible Note", as discussed in Note 5 - Debt). The  March 2022 Convertible Note is convertible at a conversion price equal to the average closing price of the Company's common stock for a five-day period prior to exercising such conversion. The  July 2022 Convertible Note is convertible at a conversion price of $1.69 per share or equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering. The November 2022 Convertible Note is convertible at a conversion price equal to the lower of $2.11 per share or the per share price the Company receives for its common stock in the next subsequent equity offering in excess of $2.0 million. Accordingly, applying the if-converted method to the  March 2022 Convertible Note,  July 2022 Convertible Note and November 2022 Convertible Note as of  December 31, 2022 results in common stock equivalents totaling 879,947 for the year ended  December 31, 2022 that would have been included in the computation of diluted earnings per share if the Company had net income for the year ended December 31, 2022.

As of December 31, 2021, there were outstanding stock options and warrants to acquire an aggregate of 1,193,419 shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 9 - Stock Options and Restricted Stock. As of  December 31, 2021, the outstanding stock options and warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2021, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin ("SAB") Topic 5A, Expenses of Offering. Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the Public Offering, that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the Public Offering. As of  December 31, 2022 and 2021, offering costs totaling $0 and $815,000, respectively, have been charged to stockholders' equity.

Employee Retention Tax Credits

The Employee Retention Credits program, a provision of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was extended through December 31, 2021 through the American Rescue Plan Act. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law and retroactively ended the Employee Retention Credits on September 30, 2021. For 2021, the Employee Retention Credits were up to $7,000 per employee per quarter on qualified wages for the first three quarters of 2021. For the years ended December 31, 2022 and 2021, the Company recorded $0 and $1.8 million, respectively, within the line item "Other income" in the consolidated statements of operations.

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

Interest and penalties associated with tax positions are recorded in the period assessed within the line item "Other income" in the consolidated statements of operations. The Company files income tax returns in the United States and in the states in which it conducts its business operations. The Company’s federal income tax filings for tax years 2019 through 2022 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2018 through 2022.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company valued its warrants using the Black-Scholes model, for the year ended December 31, 2022. For the year ended  December 31, 2021, the Company used the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels during the years ended December 31, 2022 or 2021. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company used the market value of Company stock to determine the fair value of the performance-based restricted stock awarded in 2022 and 2021. The fair value is updated quarterly based on actual forfeitures.

The Company used a Black-Scholes model to determine the fair value of market-based restricted stock awarded for the year ended December 31, 2022, and used a Lattice model to determine the fair value of market-based restricted stock awarded for the year ended December 31, 2021.

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

The Company uses a Black-Scholes model to determine the fair value of certain warrants. The expected term used was the remaining contractual term. Expected volatility is based upon historical volatility over a term consistent with the remaining term. The risk-free interest rate is derived from the yield on zero-coupon United States government securities with a remaining term equal to the contractual term of the warrants. The dividend yield is assumed to be zero.

Going Concern

The Company utilizes a cash forecast model to evaluate the ability of future cash flows to fund continuing operations. The Company analyzes projected cash flows to determine if they are sufficient to fund the operations and obligations of the Company for a period of time that extends twelve months or more from the date of the applicable filing. Although the Company believes the Refinancing (as defined and discussed in Note 5 - Debt to the consolidated financial statements), recent debt financing from Cross River, recently completed February 2023 Public Offering, and cashflow from operations will provide sufficient liquidity for at least the next twelve months, the Company  may need to raise additional capital for its growth and ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry. See Note 11 - Subsequent Events to the consolidated financial statements for a description of events that have occurred subsequent to the balance sheet date that impact our liquidity position as of the date of this filing.

Reclassifications

Certain prior period amounts have may been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no effect on the Company’s consolidated financial statements.

Accounting Pronouncements

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Trucks and vehicles	$53,473	$54,670
Other equipment	2,059	2,059
Buildings and improvements	2,600	3,140
Land	190	378
Total property and equipment	58,322	60,247
Accumulated depreciation	(47,086)	(44,074)
Property and equipment, net	$11,236	$16,173

For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $4.1 million and $4.9 million, respectively.

Note 4 – Intangible Assets, net

The components of our intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(885)	(668)
Net carrying value	$182	$399

The useful lives of our intangible assets are estimated to be five years at inception. Amortization expense for intangible assets for the years ended December 31, 2022 and 2021 was $218,000.

The following table represents the amortization expense for the twelve months ending December 31 (in thousands):

	2023	2024	2025	2026	2027
Customer relationships	$105	$-	$-	$-	$-
Patents and trademarks	77	-	-	-	-
Total intangible asset amortization expense	$182	$-	$-	$-	$-

Note 5 – Debt

East West Bank Revolving Credit Facility

The 2017 Amended Credit Facility (as defined in Note 2 - Summary of Significant Accounting Policies and Recent Developments) originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment restructured the loan and provided for a loan forgiveness of $16.0 million and converted the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit. The Sixth Amendment further extended the maturity date and modified the financial covenants effective January 1, 2021. The Seventh Amendment to the 2017 Amended Credit Facility dated  April 26, 2021 (the "Seventh Amendment") provided for amortization of the loan on a 10-year straight-line basis commencing on  November 15, 2021 and continuing until maturity on  October 15, 2022. Interest on the 2017 Amended Credit Facility was fixed at 8.25%. Interest on the first 5.25% was calculated monthly and paid in arrears, while the remaining 3.00% was accrued to the loan balance through  October 15, 2022, and due with all remaining outstanding principal on the maturity date. Additionally, the 2017 Amended Credit Facility was subject to an unused credit line fee of 0.5% per annum multiplied by the amount by which total availability exceeded the average monthly balance of the 2017 Amended Credit Facility, payable monthly in arrears. The 2017 Amended Credit Facility was collateralized by substantially all our assets and was subject to financial covenants.

Under the amended 2017 Amended Credit Facility, we were subject to the following financial covenants:

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

On  February 11, 2021, the Company made a $3.0 million payment of principal on the equipment term loan. As of December 31, 2021, we had an outstanding principal loan balance under the 2017 Amended Credit Facility of $13.5 million with a weighted average interest rate of 8.25% per year. As of December 31, 2021, our availability under the amended 2017 Amended Credit Facility was $1.0 million. The 2017 Amended Credit Facility balance of $14.1 million as of  December 31, 2021 included $38,000 of future interest payable due over the remaining term of the 2017 Amended Credit Facility in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

On  November 12, 2021, we entered into the Eighth Amendment to Loan and Security Agreement with East West Bank ("Eighth Amendment") which, among other things, provided for a waiver of default of the revenue covenant based upon our  October trailing three-month period gross revenues and a reforecasting of our  November and  December 2021 revenues from what was previously provided to East West Bank. Per the Eighth Amendment, the revenue covenant utilizing October’s revenues was waived and would not be used in any future three-month period gross revenue covenant calculation. For the month ended  November 30, 2021, covenant compliance was measured at 80% of reforecast November revenues. Covenant compliance for the month ended  December 31, 2021 was measured at 80% of the reforecast  November and  December 2021 revenues. The Company was in compliance with all covenants as of December 31, 2021. Beginning for the month ended  January 31, 2022 and continuing until  March 31, 2022, revenue covenant compliance was to be measured at 80% of the trailing three months forecasted gross revenues. Beginning the month ended  April 30, 2022 and continuing through  September 30, 2022, covenant compliance was to be measured at 70% of the trailing three months forecasted gross revenues, except for the months ended  April 30, 2022 and  May 31, 2022, as those would include an 80% requirement for the months of  February and  March 2022. In connection with the execution of the Eighth Amendment, the Company paid East West Bank a fee of $70,000 for the  October revenue waiver and the Eight Amendment.

In connection with amending the 2017 Amended Credit Facility on September 23, 2020, the Company issued to East West Bank 533,334 shares of Company common stock, and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The 533,334 common shares issued to East West Bank cannot be sold or transferred prior to March 23, 2021. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and was recorded within the line item "Additional paid-in capital" in the consolidated balance sheets.

In December 2021, the Company sent several assets that were no longer being utilized to a live auction. The assets were sold at the auction for net proceeds of $272,000, which was applied to the equipment term loan as a payment of principal upon receipt on December 23, 2021. The Company's 2017Amended Credit Facility was refinanced effective March 24, 2022 (see "The Refinancing" below).

The Refinancing

On March 24, 2022, the Company completed a refinancing transaction (the “Refinancing”) in which it terminated its existing, aforementioned 2017 Amended Credit Facility with the East West Bank, which had an outstanding principal balance of $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank five percent of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation").

As part of the Refinancing, on March 24, 2022, Heat Waves entered into a Master Lease Agreement (the “Utica Facility”) with Utica Leaseco, LLC (“Utica”), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of January 1, 2023 under the Utica Facility is $198,000 per month. The aforementioned surcharge is discretionary on the part of Utica and is calculated twice yearly, each on January 1 and July 1, beginning on  July 1, 2022. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and be due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500, The Utica Facility is secured by all the Company’s equipment and proceeds from sale of such equipment. The Company also has the option, after 12 months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

Additionally, as part of the Refinancing and in accordance with ASC 470-10-45, the Company classified $5.4 million of its outstanding $14.1 million 2017 Amended Credit Facility with East West Bank as a long-term liability versus a current liability on its consolidated balance sheet as of December 31, 2021. This $5.4 million represents the amount of indebtedness under the Company's Utica Facility that is due and payable more than twelve months from the balance sheet date of December 31, 2021. The other facilities consummated as part of the Refinancing were considered for long-term liability treatment versus current liability treatment, however management felt that the Utica Facility was the only resulting component of the Refinancing that should be treated in accordance with ASC 470-10-45.

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

Lastly, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the “March 2022 Convertible Note”) to Cross River Partners, LP (“Cross River”), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The March 2022 Convertible Note has a six-year term and accrues interest at 7.00% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The March 2022 Convertible Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

In accordance with ASC 470-60, the Company assessed whether or not the Refinancing met the criteria of a troubled debt restructuring ("TDR"). Management's assessment of TDR accounting treatment for the Refinancing determined that the 2017 Amended Credit Facility was extinguished as the result of a TDR; however, TDR accounting did not apply to the 2022 Financing Facilities as the 2017 Amended Credit Facility was settled in full and therefore accounted for as a debt extinguishment.

Subordinated Debt with Related Party

On December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made by Cross River to a third-party potential lender who showed interest in refinancing the 2017 Amended Credit Facility with East West Bank. The subordinated debt is due upon the earlier of June 21, 2022, or completion of the refinancing of the East West Bank Revolving Credit Facility. Cross River will also be paid a loan fee of $10,000 upon repayment of the subordinated debt, which is in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which is being amortized to interest expense over the term of the debt. During the years ended December 31, 2022 and 2021, the Company amortized $5,000 and $1,000 to the line item "Interest expense" in the consolidated statements of operations.

During the year  December 31, 2022, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of $162,000 were returned to Cross River from the third-party potential lender in the first quarter of 2022, and the subordinated debt was reduced by the same amount at that time.

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

On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the September $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the “November 2022 Convertible Note”), and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the per share price the Company receives for its common stock in the next subsequent equity offering in excess of $2.0 million. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

Debt Issuance Costs

We capitalized certain debt issuance costs incurred in connection with the 2017 Amended Credit Facility, Utica Facility and November 2022 Convertible Note discussed above. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discounts were $165,000 for the Utica Facility and $382,000 for the November 2022 Convertible Note as of December 31, 2022. The 2017 Amended Credit Facility debt issuance costs were fully amortized as of December 31, 2021. During the years ended December 31, 2022 and 2021, we amortized $100,000 and $9,000, respectively, of debt issuance costs to “Interest expense” in the condensed consolidated statements of operations for these three debt instruments.

Paycheck Protection Program

On April 10, 2020, the Company, entered into a promissory note (the "PPP Loan") with East West Bank in the aggregate amount of $1.9 million, pursuant to the Paycheck Protection Program (the "PPP") under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which was enacted March 27, 2020, and is administered by the United States Small Business Administration ("SBA").

On November 9, 2020, the Company submitted the initial loan forgiveness application to East West Bank for review and approval. On July 8, 2021, the SBA approved our loan forgiveness application in full, which includes forgiveness of the total principal balance of $1.9 million, as well as $24,000 in accrued interest. Though this loan forgiveness application was approved in full, the SBA has the right to review the Company's loan forgiveness application through an audit even subsequent to such approval. The total amount forgiven was $2.0 million and was recorded within the line item "Other income" in the consolidated statements of operations for the year ended December 31, 2021.

Notes Payable

Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
Senior Revolving Credit Facility with related party. All future interest through October 15, 2021 accrued to loan pursuant to the Fifth Amendment. Extinguished through the Refinancing.	$-	$14,102
Utica Facility. Interest at 15.50% with monthly principal and interest payments on a fifty-one month amortization schedule. Additional elective interest rate surcharge. Collateralized by equipment of Heat Waves. Matures June 24, 2026.	5,379	-
LSQ Facility. Upfront 0.1% invoice purchase fee on all invoices submitted. Funds daily usage fee of 0.021%.Maximum availability set at $10 million.	2,945	-
March 2022 Convertible Note with related party. Interest at 7.00% with quarterly interest only payments until March 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures March 22, 2028.	1,200	-
July 2022 Convertible Note with related party. Interest at 7.75% with quarterly interest only payments until September 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures July 15, 2028.	1,200	-
November 2022 Convertible Note with related party. Interest at 10.00% with quarterly interest only payments starting March 2023 through maturity. Any outstanding principal and interest is due on the maturity date of November 3, 2024.	1,200	-
Subordinated Promissory Note with related party. Non-interest bearing. $10,000 flat fee paid to consummate loan. Matured June 21, 2022.	-	220
Real Estate Loan for a facility in North Dakota. Interest at 5.75% and monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	54	112
Total long-term debt	11,978	14,434
Less debt discount	(548)	(9)
Less current portion	(4,409)	(8,967)
Long-term debt, net of debt discount and current portion	$7,021	$5,458

Aggregate contractual principal maturities of debt for the twelve months ending December 31 are as follows for the five years and thereafter (in thousands):

2023	$4,409
2024	2,904
2025	1,955
2026	1,189
2027	240
Thereafter	1,281
Total	$11,978

Note 6 – Income Taxes

Income tax expense consists of the following (in thousands):

	December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	-	234
State	-	39
Total deferred	-	273
Total income tax expense	$-	$273

A reconciliation of computed income taxes by applying the statutory federal income tax rate of 21% to loss from continuing operations before taxes to income tax expense as presented in our consolidated statements of operations for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Computed income taxes at 21% for 2022 and 2021, respectively	$(1,171)	$(1,634)

Increase (decrease) in income taxes resulting from:
State and local income taxes, net of federal impact	(195)	(272)
Change in valuation allowance	1,360	2,892
True-up adjustment	-	(238)
Paycheck Protection Plan loan forgiveness	-	(481)
Other	6	6

Income tax expense	$-	$273

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

The Company did not incur nor record income tax expense for the year ended  December 31, 2022. During the year ended December 31, 2021, the Company experienced a change in control pursuant to the issuance of 4,199,998 shares of Company common stock. As a result of this change in control, and in accordance with Internal Revenue Code Section 382, the realizability of the Company's deferred tax assets became limited. Based on management's judgment, the Company estimated that as of   December 31, 2021, $273,000 of deferred tax liabilities could no longer be used as a source of income to recognize the benefits of deferred tax assets and, as such, required the recording of additional valuation allowance of $273,000 through deferred income tax expense for the year ended  December 31, 2021.

We have a requirement of reporting of taxes based on tax positions which meet a "more likely than not" standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential IRS penalties and interest. As of December 31, 2022 and 2021, the Company does not have an unrecognized tax liability.

The Company has federal and state net operating loss carryforwards ("NOLs"), each of which were $40.2 million as of December 31, 2022. The Company estimates that $18.6 million of federal and $7.4 million of state net operating losses will expire unused due to 382 limitations beginning in 2035.

The components of deferred income taxes for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Reserves and accruals	$307	$603
Amortization	82	60
Capital losses and other	12	12
Non-qualified stock option expense	-	2
Loss carryforwards	9,854	8,700
Total deferred tax assets	10,255	9,377
Valuation allowance	(9,006)	(7,649)
Net deferred tax assets	1,249	1,728

Deferred tax liabilities:
Depreciation	(1,522)	(2,001)
Total deferred tax liabilities	(1,522)	(2,001)

Net deferred tax liabilities	$(273)	$(273)

The Company uses significant judgment in forming conclusions regarding the recoverability of its deferred tax assets and evaluates all available positive and negative evidence to determine if it is more likely than not that the deferred tax assets will be realized. To the extent recovery does not appear likely, a valuation allowance must be recorded. The Company recorded a valuation allowance of $9.0 million and $7.6 million as of December 31, 2022 and 2021, respectively.

It is possible that the relative weight of positive and negative evidence regarding the realization of deferred tax assets may change, which could result in a material increase or decrease in the Company’s valuation allowance. Such a change could result in a material increase or decrease to income tax expense in the period the assessment was made.

The Company classifies penalty and interest expense related to income tax liabilities as other expense, which is presented within the line item "Other income" in the consolidated statements of operations. The Company did not incur any penalty and interest expense for the years ended December 31, 2022 and 2021, respectively.

The Company files tax returns in various states in the United States, including but not limited to Colorado, Kansas, New Mexico, North Dakota, Oklahoma, Pennsylvania and Texas. The Company’s federal income tax filings for tax years 2019 through 2022 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2018 to 2022.

Note 7 – Stockholders' Equity

Conversion of Subordinated Debt to Equity

On  February 11, 2021, the Company exchanged $625,000 of its outstanding subordinated debt with Cross River, as well as $62,000 in accrued interest, for 601,674 shares of Company common stock, which was based on the price of Company common stock at market close on the date of the conversion. In addition, the Company awarded a warrant to Cross River to purchase up to 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant date fair value of $2.02 per share and are exercisable beginning one year from the issuance date on  February 11, 2022 until  February 11, 2026. The total fair value of the warrant and loss on extinguishment of the subordinated debt with this related party was $304,000, which was recorded within the line item "Other income" in the consolidated statements of operations for the year ended December 31, 2021.

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

On  February 11, 2021, in connection with the conversion of the subordinated loan agreement to Company common stock, the Company granted Cross River one five-year warrant to buy an aggregate total of 150,418 shares of the Company's common stock at an exercise price of $2.507 per share. The warrants had a grant date fair value of $2.02 and are exercisable beginning one year from the issuance date on  February 11, 2022 until  February 11, 2026.

On  November 3, 2022, in connection with the exchanging of the $750,000 Cross River Revolver Note into a $1.2 million convertible promissory note with Cross River, the Company granted Cross River a five-year warrant to acquire 568,720 shares of the Company's common stock at $2.11 per share. The warrants had a grant date fair value of $2.66 and are immediately exercisable through expiration on November 3, 2027. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market.

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

A summary of warrant activity for the years ended December 31, 2022 and 2021 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
Warrants	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of January 1, 2021	1,043,667	$3.73	4.69
Issued	150,418	2.51	4.12
Expired	(2,000)	10.50	-
Outstanding as of December 31, 2021	1,192,085	3.57	3.75
Issued	568,720	2.11	4.84
Outstanding as of December 31, 2022	1,760,805	$3.10	3.43

Exercisable as of December 31, 2022	1,760,805	$3.10	3.43

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

On July 18, 2016, the Board unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares, plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of December 31, 2022, there were no outstanding options. Further, as of December 31, 2022, we had granted 67,500 shares of restricted stock that remained outstanding under the 2016 Plan.

During the years ended December 31, 2022 and 2021, no options were granted or exercised.

The following is a summary of stock options activity for all equity plans for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2021	11,569	$5.87	0.53
Forfeited or expired	(10,235)	5.91	-
Outstanding as of December 31, 2021	1,334	5.55	0.42
Forfeited or expired	(1,334)	5.55	-
Outstanding as of December 31, 2022	-	$-	-

Vested as of December 31, 2022	-	$-	-

Exercisable as of December 31, 2022	-	$-	-

There was no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) of our outstanding options.

During the years ended December 31, 2022 and 2021, the Company recognized no stock-based compensation expense for stock options. Further, as of December 31, 2022, there were no remaining unrecognized compensation costs related to non-vested shares under the Company's stock option plans.

Restricted Stock

Restricted shares issued pursuant to restricted stock awards under the 2016 Plan are restricted as to sale or disposition. These restrictions lapse periodically, generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to income on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged to expense over the life of the award.

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of January 1, 2021	24,393	$7.32
Granted	165,000	1.05
Vested	(6,505)	7.94
Forfeited	(1,667)	8.92
Restricted shares as of December 31, 2021	181,221	1.58
Granted	345,000	2.68
Vested	(178,721)	2.12
Forfeited	(80,000)	2.21
Restricted shares as of December 31, 2022	267,500	$2.44

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation costs for restricted stock of $811,000 and $130,000 in the line item "Sales, general and administrative expenses" in the consolidated statements of operations, of which $748,000 was related to compensation for restricted stock awards granted to the Company's new CFO who joined the company in April 2022.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Stock options	-	3,621
Warrants	1,282,457	1,175,719
Weighted average	1,282,457	1,179,340

Note 9 – Commitments and Contingencies

As of December 31, 2022, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments are as follows (in thousands):

	Operating Leases	Finance Leases
For the year ended December 31,
2023	$680	$14
2024	510	11
2025	374	-
2026	179	-
Total future lease commitments	1,743	25
Impact of discounting	(155)	(1)
Discounted value of lease obligations	$1,588	$24

The following table summarizes the components of our operating and finance lease costs incurred during the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Operating lease expense:
Current lease cost	$88	$82
Long-term lease cost	799	1,026
Total operating lease cost	$887	$1,108

Finance lease expense:
Amortization of right-of-use assets	$19	$64
Interest on lease liabilities	2	6
Total finance lease cost	$21	$70

Our weighted-average lease term and discount rate used during the years ended December 31, 2022 and 2021 are as follows:

	For the Year Ended December 31,
	2022	2021
Operating:
Weighted-average lease term (years)	2.87	3.42
Weighted-average discount rate	6.38%	6.09%
Finance:
Weighted-average lease term (years)	1.74	2.35
Weighted-average discount rate	5.59%	5.67%

Self-Insurance

In June 2015, the Company became self-insured under its Employee Group Medical Plan, and currently is responsible to pay the first $50,000 in medical costs per individual participant for claims incurred in the calendar year up to a maximum of $1.8 million per year in the aggregate based on enrollment. The Company had no accrued liability as of December 31, 2022 and 2021, for insurance claims that it anticipates paying in the future related to claims that occurred prior to December 31, 2021. The Company's trailing potential liability for unsubmitted claims under the self-insured plan expired on December 31, 2021, and the remaining $92,000 was recorded within the line item "Other income" in the consolidated statement of operations for the year ended December 31, 2021 on that date.

Effective January 1, 2021, the Company moved onto a traditional Employee Group Medical Plan and is no longer self-insured for claims occurring after that date.

Effective April 1, 2015, the Company had entered into a workers’ compensation and employer’s liability insurance policy with a term through March 31, 2018.  Under the terms of the policy, the Company was required to pay premiums in addition to a portion of the cost of any claims made by our employees, up to a maximum of $1.8 million over the term of the policy (an amount that was variable with changes in annualized compensation amounts). Per the terms of our insurance policy, through March 31, 2022, we had paid in $1.8 million of the projected maximum plan cost of $1.8 million and had recorded $1.6 million as expense over the term of the policy. In the fourth quarter of 2021, the final remaining claim was settled resulting in no additional liability to the Company at that time. Concurrent with this settlement, the Company was provided with a range of most likely amounts which would be returned. During the fourth quarter of 2021, the Company reduced the deposit to the lowest amount in the range, or $126,000. The Company collected the remaining $59,000 net deposit that was being held by the underwriter in the second quarter of 2022.

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

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. As described in the motion requesting dismissal, the Company cites a lack and failure by the plaintiffs to bring significant and specific evidence in claiming that the Company and certain of its officers acted in an intentionally fraudulent or misleading manner, in connection with the Company restating its Form 10-Q financial filings for the first, second, and third fiscal quarters of 2021, due to errors relating to complex and technical tax and accounting issues, of which did not have an impact on revenue, operating expenses, operating loss, or adjusted EBITDA for the three 2021 quarterly financial restatements.

We believe the class action complaint is baseless and without merit and have engaged counsel to vigorously defend the Company against the claim. The Company has Director’s and Officer’s insurance coverage to defend against such claims and the Company's insurance carriers have been notified about the lawsuit. While we believe the claim is without merit, there can be no assurances that a favorable final outcome will be obtained, and defending any lawsuit can be costly and can impose a significant burden on management and employees. Any litigation to which we are a party may result in an unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle such lawsuit on similarly unfavorable terms, either of which could materially adversely affect our business, financial condition, or results of operations. Furthermore, there can be no assurances that our insurance coverage will be available in sufficient amounts to cover such a claim, or at all.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Year Ended December 31, 2022:
Revenues	$11,211	$10,433	$-	$21,644
Cost of revenues	10,534	9,695	-	20,229
Segment profit	$677	$738	$-	$1,415

Depreciation and amortization	$2,303	$1,678	$366	$4,347
Capital expenditures	$127	$93	$-	$220
Identifiable assets(1)	$7,044	$10,584	$158	$17,786

For the Year Ended December 31, 2021:
Revenues	$9,012	$6,325	$-	$15,337
Cost of revenues	9,734	7,605	-	17,339
Segment loss	$(722)	$(1,280)	$-	$(2,002)

Depreciation and amortization	$2,397	$2,415	$403	$5,215
Capital expenditures	$306	$276	$11	$593
Identifiable assets(1)	$12,357	$9,007	$505	$21,869

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2022	2021
Segment profit (loss)	$1,415	$(2,002)
Sales, general and administrative expenses	(4,875)	(4,185)
Severance and transition costs	(303)	(7)
(Loss) gain from disposal of equipment	(300)	124
Impairment loss	-	(128)
Depreciation and amortization	(4,347)	(5,215)
Loss from operations	$(8,410)	$(11,413)

Geographic Areas

The Company only conducts business in the United States, in what it believes are three geographically diverse regions. The following table sets forth revenues from operations for the Company’s three geographic regions during the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
BY GEOGRAPHY:

Production Services:
Rocky Mountain Region(1)	$1,542	$2,213
Central USA Region(2)	8,948	6,158
Eastern USA Region(3)	721	641
Total Production Services	11,211	9,012

Completion and Other Services:
Rocky Mountain Region(1)	8,090	4,521
Central USA Region(2)	842	128
Eastern USA Region(3)	1,501	1,676
Total Completion and Other Services	10,433	6,325

Total Revenues	$21,644	$15,337

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

Note 11 – Subsequent Events

February 2023 Public Offering

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of  Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The Common Warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the offering were $3.2 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

NYSE Notifications

On December 9, 2022, the Company received an official notice of noncompliance from the NYSE Regulation (“NYSE”) stating that the Company’s stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2022 (“Q2 2022 Form 10-Q”) was not in compliance with the NYSE American LLC's (“NYSE American”) continued listing standards under Section 1003(a)(iii) which requires that a listed company’s stockholders’ equity be at least $6.0 million if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As reported in its Q2 2022 Form 10-Q, the Company’s stockholders’ equity was $5.2 million. On January 10, 2023, the Company has submitted a plan (the “Plan”) with the NYSE advising of actions it has taken or will take to regain compliance with the continued listing standards by June 9, 2024. If NYSE accepts the Plan, the Company will have an eighteen (18) month cure period to comply with the Plan and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan. The NYSE notice has no immediate effect on the listing or trading of the Company’s common stock on the NYSE American. The Company intends to consider available options to regain compliance with the stockholders’ equity requirement, but no decisions have been made at this time. There can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

On January 3, 2023, we received an official notice of noncompliance from the NYSE stating that the Company is noncompliant with Section 704 of the NYSE American Company Guide for failure to hold an annual meeting for the fiscal year ended December 31, 2021 by December 31, 2022. The Company expects to hold its Annual Meeting in 2023, at which time the Company will regain compliance with NYSE American continued listing standards.

Cross River Convertible Note Conversions

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert the balance of the March 2022 Convertible Note into 322,402 shares of Company common stock and the July 2022 Convertible Note into 2,400,000 shares of Company common stock and 2,400,000 warrants to acquire Company common stock at $0.55 per share.

Legal Matters

On February 10, 2023, the Company filed a motion in the United State District Court of Colorado to dismiss a class action complaint, see Note 9 – Commitments and Contingencies, for a description of the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. As described in the motion requesting dismissal, the Company cites a lack and failure by the plaintiffs to bring significant and specific evidence in claiming that the Company and certain of its officers acted in an intentionally fraudulent or misleading manner, in connection with the Company restating its Form 10-Q financial filings for the first, second, and third fiscal quarters of 2021, due to errors relating to complex and technical tax and accounting issues, of which did not have an impact on revenue, operating expenses, operating loss, or adjusted EBITDA for the three 2021 quarterly financial restatements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation and Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Throughout the reporting period, the Company has faced financial and staffing challenges requiring significant resource allocations towards operational activities. As a smaller reporting company, the necessity of the Company to balance the continual improvement and testing of its internal control framework and related controls against the requirements to operate its business is a continual challenge. While the Company will continue to enhance, monitor and remediate its internal control framework throughout the upcoming and following years in order to continually improve, monitor and enhance its disclosure controls and procedures, management does not believe that it has adequately tested its disclosure controls and procedures as of December 31, 2022.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. The Company will continue to develop, enhance and remediate and test its internal control environment on an ongoing basis, with the goal of enhancing the control environment as a smaller reporting company with limited resources.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive and principal financial officers or persons performing similar functions, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Because of inherent limitations and resource constraints, internal control systems over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 because management does not believe that it has adequately tested its internal controls as of such date. Management does not believe that the prior year material weaknesses, as laid out below, have been fully remediated. The Company will continually require monitoring and development within the confines of a smaller reporting company with limited resources.

Remediation of Material Weakness

In connection with the preparation of our consolidated financial statements as of December 31, 2021, management identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in our internal control over financial reporting related to the following:

1. The Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021. Upon re-evaluation, management determined that the award of the warrant resulted in a loss on the transaction with a related party.

2. The Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020. Upon re-evaluation, management determined that the Company was not eligible to receive certain amounts awarded.

3. The Company’s accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. This change in control led to a change in management's judgment about the realizability of the Company's deferred tax assets. As a result, the Company’s management determined that for the year ended December 31, 2021 the Company should have recognized deferred income tax expense through the recording of additional valuation allowance.

The above material weaknesses allowed errors to occur that were not detected in a timely manner, therefore requiring a re-evaluation for the accounting of certain transactions for the year ended December 31, 2021. Management believes these prior year material weaknesses are continually being remediated through the efforts the Company has undertaken to enhance its system of evaluating and implementing the accounting standards that apply to our accounting for complex financial instruments and accounting for income taxes, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications. We will continue to remediate, enhance, monitor and test the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

Changes in Internal Control over Financial Reporting

In order to properly advance the initiative to address remediation of our material weaknesses that existed as of December 31, 2021, during the year ended December 31, 2022, the Company improved the control environment surrounding its accounting for complex financial instruments as well as its accounting for income taxes. This was accomplished through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting and tax applications, including but not limited to, regular recurring communication and consultation with our qualified third-party tax professionals, and improved internal oversight and monitoring over these complex financial instruments and their implications to our financial statements. We will continue to remediate, monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes or determine and obtain any additional resources management deems appropriate.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Title
1.01	Common Stock Sales Agreement by and between the Company and Alliance Global Partners dated September 28, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K dated September 28, 2020, and filed on September 28, 2020)
3.01	Second Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated December 30, 2010, and filed on January 4, 2011)
3.02

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated June 20, 2014, and filed on June 25, 2014)

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on November 20, 2020 (Incorporated by reference from the Company’s Current Report on Form 8-K dated January 20, 2021, and filed on January 21, 2021)
3.04	Amended and Restated Bylaws (Incorporated by reference from the Company’s Current Report on Form 8-K dated July 27, 2010, and filed on July 28, 2010)
4.01	Description of Securities (Incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated December 31, 2019 and filed on March 20, 2020)
4.02	Warrant to Purchase Common Stock dated September 23, 2020 issued to East West Bank. (Incorporated by reference from the Company’s Current Report on Form 8-K dated September 23, 2020, and filed on September 28, 2020)
10.01	2016 Stock Incentive Plan (Incorporated by reference from the Company’s Proxy Statement on Form DEF 14A and filed on August 16, 2016)
10.02	Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.07 to the Company’s Annual Report on Form 10-K dated December 31, 2013 and filed on March 18, 2014)
10.03	Note Conversion Agreement by and between the Company and Cross River Partners, L.P. dated February 3, 2021 (Incorporated by reference from the Company’s Current Report on Form 8-K dated and filed on February 3, 2021)
10.04	East West Bank payoff letter dated March 18, 2022 by and among East West Bank, Enservco Corporation, Dillco Fluid Service, Inc., Heat Waves Hot Oil Service, LLC, Heat Waves Water Management LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.05	Master Lease Agreement dated March 24, 2022 by and between Utica Leaseco, LLC and Heat Waves Hot Oil Services LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.06	Master Lease Guaranty dated March 24, 2022 by Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.07	Invoice Purchase Agreement dated March 24, 2022 by and between LSQ Funding Group, LLC and Heat Waves Hot Oil Services LLC (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.08	Entity Guaranty dated March 24, 2022 by Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.09	Intercreditor Agreement dated March 24, 2022 by and among Utica Leaseco, LLC, LSQ Funding Group, LLC, Heat Waves Hot Oil Services LLC, and Enservco Corporation (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.10	Convertible Subordinated Promissory Note dated March 22, 2022 of Enservco Corporation issued to Cross River Partners, LP (Incorporated by reference from the Company’s Current Report on Form 8-K dated March 24, 2022, and filed on March 28, 2022)
10.11	Separation Agreement and Release between Enservco Corporation and Marjorie Hargrave effective April 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2022)
10.12	Convertible Subordinated Promissory Note dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022)
10.13	Note Exchange Agreement by and between Enservco Corporation and Cross River Partners, L.P. dated November 3, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022)
10.14	Convertible Secured Subordinated Promissory Note dated November 3, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2022)
10.15	Warrant dated November 3, 2022 issued to Cross River Partners, LP (Incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed November 9, 2022)
10.16	Form of Common Warrant for February 2023 Public Offering (Incorporated by reference to Exhibit 4.3 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.17	Form of Pre-Funded Warrant for February 2023 Public Offering (Incorporated by reference to Exhibit 4.4 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.18	Form of Securities Purchase Agreement for February 2023 Public Offering (Incorporated by reference to Exhibit 4.5 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
10.19	Form of Placement Agency Agreement between the Company and A.G.P./Alliance Global Partners (Incorporated by reference to Exhibit 1.1 to Company’s Registration Statement on Form S-1/A filed on February 7, 2023)
14.1	Code of Business Conduct and Ethics Whistleblower Policy (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K dated July 27, 2010 and filed on July 28, 2010)
21.1 *	Subsidiaries of Enservco Corporation
23.1 *	Consent of Pannell Kerr Forster of Texas, P.C.
23.2 *	Consent of Plante & Moran, PLLC.
24.1	Power of Attorney (included on signature page).
31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSERVCO CORPORATION

Date: March 31, 2023	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

(Power of Attorney)

Each person whose signature appears below appoints Richard A. Murphy and Mark K. Patterson, and each of them, any of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K for the year ended December 31, 2022, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 31, 2023	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: March 31, 2023	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2023	/s/ Robert S. Herlin
Director

Date: March 31, 2023	/s/ William A. Jolly
Director