Form 10-Q
period 2023-03-31
Enservco Corp
filed 2023-05-15
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023 there were 18,718,108 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,771	$35
Accounts receivable, net	4,221	4,463
Prepaid expenses and other current assets	508	989
Inventories	322	320
Note receivable	75	75
Assets held for sale	78	78
Total current assets	6,975	5,960

Property and equipment, net	10,349	11,236
Goodwill	546	546
Intangible assets, net	127	182
Note receivable, less current portion	200	225
Right-of-use asset - finance, net	19	22
Right-of-use asset - operating, net	1,338	1,476
Other assets	187	191

TOTAL ASSETS	$19,741	$19,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,660	$4,868
Utica Facility	1,301	1,250
LSQ Facility	2,611	2,945
Current portion of March 2022 Convertible Note, related party	120	100
Current portion of July 2022 Convertible Note, related party	90	60
Lease liability - finance	14	13
Lease liability - operating	611	597
Current portion of long-term debt	39	54
Other current liabilities	76	354
Total current liabilities	8,522	10,241

Utica Facility, less current portion	3,636	3,963
March 2022 Convertible Note, related party, net of current portion	29	1,100
July 2022 Convertible Note, related party, net of current portion	1,110	1,140
November 2022 Convertible Note, related party	870	818
Utica Residual Liability	146	110
Lease liability - finance, less current portion	12	11
Lease liability - operating, less current portion	833	991
Deferred tax liabilities	257	273
Other non-current liabilities	22	22

TOTAL LIABILITIES	15,437	18,669

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 18,045,753 and 11,835,753 shares issued as of March 31, 2023 and December 31, 2022, respectively; 6,907 shares of treasury stock as of March 31, 2023 and December 31, 2022; and 18,038,846 and 11,828,846 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	90	59
Additional paid-in capital	46,374	42,266
Accumulated deficit	(42,160)	(41,156)
Total stockholders' equity	4,304	1,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,741	$19,838

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Production services	$2,863	$2,747
Completion and other services	6,049	5,836
Total revenues	8,912	8,583

Expenses:
Production services	2,317	2,584
Completion and other services	4,580	4,710
Sales, general, and administrative expenses	1,503	1,111
Severance and transition costs	1	-
(Gain) loss on disposal of assets	(1)	35
Depreciation and amortization	971	1,143
Total operating expenses	9,371	9,583

Loss from operations	(459)	(1,000)

Other (expense) income:
Interest expense	(590)	(172)
Gain on debt extinguishment	-	4,277
Other income	29	35
Total other (expense) income	(561)	4,140

(Loss) income before taxes	(1,020)	3,140
Deferred income tax benefit	16	-
Net (loss) income	$(1,004)	$3,140

Net (loss) income per share - basic and diluted	$(0.07)	$0.27

Basic weighted average number of common shares outstanding	14,208	11,452
Add: Dilutive shares	-	135
Diluted weighted average number of common shares outstanding	14,208	11,587

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342
Stock-based compensation	-	-	21	-	21
Restricted share issuance	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

Balance at January 1, 2023	11,829	$59	$42,266	$(41,156)	$1,169
Stock-based compensation	-	-	44	-	44
Restricted share issuance	60	-	92	-	92
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	2,275	11	1,040	-	1,051
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Net loss	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	18,039	$90	$46,374	$(42,160)	$4,304

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(1,004)	$3,140
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	971	1,143
(Gain) loss on disposal of equipment	(1)	35
Board compensation issued in equity	-	60
Gain on debt extinguishment	-	(4,277)
Interest paid-in-kind on line of credit	-	119
Stock-based compensation	196	21
Amortization of debt issuance costs and discount	70	12
Deferred income tax benefit	(16)	-
Changes in operating assets and liabilities:
Accounts receivable	243	(2,821)
Inventories	(1)	(60)
Prepaid expense and other current assets	481	927
Amortization of operating lease assets	139	198
Other assets	17	5
Accounts payable and accrued liabilities	(1,189)	2,194
Operating lease liabilities	(143)	(199)
Other liabilities	(242)	-
Net cash (used in) provided by operating activities	(479)	497

INVESTING ACTIVITIES:
Purchases of property and equipment	(49)	(68)
Proceeds from disposals of property and equipment	9	-
Collections on note receivable	25	-
Net cash used in investing activities	(15)	(68)

FINANCING ACTIVITIES:
Net proceeds from February 2023 Offering	2,952	-
Term loan contractual repayments	-	(350)
Term loan repayment consummated in conjunction with Refinance	-	(8,400)
Establishment of LSQ Facility consummated in conjunction with Refinance	-	2,400
Establishment of Utica Facility consummated in conjunction with Refinance, net	-	6,000
Net LSQ Facility repayments	(334)	-
Utica Facility repayments	(294)	-
Troubled debt restructuring accrued future interest payments	-	(176)
March 2022 Convertible Note proceeds, net, related party	-	963
Repayment of long-term debt	(15)	(14)
Payments on financed insurance	(80)	-
Payments of finance leases	1	(11)
Net cash provided by financing activities	2,230	412

Net Increase in Cash and Cash Equivalents	1,736	841

Cash and Cash Equivalents, beginning of period	35	149

Cash and Cash Equivalents, end of period	$1,771	$990

Supplemental Cash Flow Information:
Cash paid for interest	$312	$176
Non-Cash Investing and Financing Activities:
Establishment of EWB Obligation in conjunction with the Refinance	-	1,000
Partial conversion of March 2022 Convertible Note to equity	1,051	-

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation and Heat Waves Hot Oil Service LLC ("Heat Waves"), (collectively, the "Company") as of March 31, 2023 and December 31, 2022 and the results of operations for the three months ended March 31, 2023 and 2022.

The below table provides an overview of the Company’s current ownership hierarchy:

Name	Ownership	Business
Heat Waves Hot Oil Service LLC	100% by Enservco	Oil and natural gas well services, including logistics and stimulation.

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of Enservco Corporation for the year ended December 31, 2022. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Capital Resources

On March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated its existing 2017 Amended Credit Facility with the East West Bank, which had an outstanding principal balance of $13.8 million. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, and in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company has since paid off and satisfied the $1.0 million EWB Obligation, subsequent to March 31, 2023 and prior to the filing date of this report.

In March 2022, in conjunction with the Refinancing, the Company entered into a new financing arrangement with lenders. The new facilities consist of a term debt facility, a receivables factoring agreement, as well as a $1.2 million convertible subordinated promissory note (the "March 2022 Convertible Note"), the latter of which was issued by Cross River Partners, LP ("Cross River"), a related party entity controlled by Richard Murphy, the Company’s CEO and Chairman. Upon entry into these facilities, East West Bank agreed to forgive $4.3 million of the Company's indebtedness under the 2017 Amended Credit Facility, as recorded in the line item "Gain on debt extinguishment" in the condensed consolidated statement of operations for the three months ended March 31, 2022. In July 2022, the Company entered into a second convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River, whereby the Company received $1.2 million of capital for general working capital purposes. In September 2022, the Company entered into a $750,000 revolving credit facility with Cross River (the "Cross River Revolver Note"). Additionally, on November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company, and exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock exercisable at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The Refinancing, as well as the recent Cross River convertible notes and revolver financings are more fully described in Note 5 - Debt.

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (the "February 2023 Offering") (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the February 2023 Offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert altogether the outstanding principal balances of each of the March 2022 Convertible Note, the  July 2022 Convertible Note, and the November 2022 Convertible Note into approximately 5,122,402 shares of Company common stock and warrants to acquire 2,968,720 shares of Company common stock at $0.55 per share.

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three months ended March 31, 2023, we incurred a net loss of $1.0 million. As of March 31, 2023, we had cash and cash equivalents of $1.8 million, $61,000 available under the LSQ Facility, and a working capital deficit of $1.5 million.

Although the Company believes the 2022 Refinancing, the February 2023 Offering, recent debt financing from Cross River, recent Cross River conversions of convertible debt to equity, and cash flow from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital to execute its growth strategy and support its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of March 31, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of $150,000. For the three months ended March 31, 2023, the Company recorded no bad debt expense nor recovery. For the three months ended March 31, 2022, the Company recorded $0 to bad debt expense, while writing off $237,000 in uncollectible accounts.

Concentrations

For the three months ended March 31, 2023, revenues from one customer represented more than 10% of the Company's total revenues at 45%. For the three months ended March 31, 2022, revenues from two customers represented more than 10% of the Company's total revenues at 46% and 10%, respectively. As of March 31, 2023, two customers represented more than 10% of the Company's accounts receivable at 30% and 16%, respectively. As of December 31, 2022, one customer represented more than 10% of the Company's accounts receivable at 55%.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting. The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three months ended March 31, 2023 and 2022, the Company did not recognize any write-downs or write-offs of inventories.

Property and Equipment

Property and equipment consists of (i) trucks, trailers and pickups; (ii) water transfer pumps, pipe, lay flat hose, trailers, and other support equipment; (iii) real property which includes land and buildings used for office and shop facilities and wells used for the disposal of water; (iv) other equipment such as tools used for maintaining and repairing vehicles; and (v) office furniture and fixtures, and computer equipment. Property and equipment is stated at cost less accumulated depreciation. The Company capitalizes interest on certain qualifying assets that are undergoing activities to prepare them for their intended use. Interest costs incurred during the fabrication period are capitalized and amortized over the life of the assets. The Company did not capitalize any interest for the three months ended March 31, 2023 or 2022. The Company charges repairs and maintenance against income when incurred and capitalizes renewals and betterments which extend the remaining useful life or expand the capacity or efficiency of the assets. Depreciation is recorded on a straight-line basis over estimated useful lives ranging from 5 to 30 years.

Any difference between the net book value of the property and equipment and the proceeds of an asset’s sale, or settlement of an insurance claim, is recorded as a gain or loss in the Company’s condensed consolidated statements of operations.

Leases

The Company assesses whether an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the practical expedient to not separate lease and non-lease components for all assets. Operating lease assets and operating lease liabilities are calculated based on the present value of the future minimum lease payments over the lease term at the lease start date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future lease payments. The operating lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. The depreciable life of lease assets and leasehold improvements are limited by the lease term. Lease expense is recognized on a straight-line basis over the lease term.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. For the three months ended March 31, 2023 and 2022, the Company concluded that there were no triggering events which could indicate potential impairment of its long-lived assets.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three months ended March 31, 2023 and 2022, the Company recorded no impairment charges on its held for sale assets.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives.

For the three months ended March 31, 2023 and 2022, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

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

Earnings (Loss) Per Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income (loss) by the diluted weighted average number of common shares outstanding for the period. The diluted weighted average number of common shares outstanding for the period is computed using the treasury stock method for Company common stock that may be issued for outstanding warrants and is computed using the if-converted method for convertible securities and convertible debt.

As of March 31, 2023, the Company had unvested restricted stock awards with service conditions. For the three months ended March 31, 2023, there were 115,000 unvested restricted shares with service conditions included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the three months ended March 31, 2023, there were 25,000 unvested restricted shares with performance conditions included in the computation for basic and diluted earnings per share and these shares are also participating share-based awards and are considered outstanding as of the grant date.

As of March 31, 2023 and March 31, 2022, there were outstanding warrants to acquire an aggregate of 11,860,805 and 1,192,805, respectively, shares of Company common stock which have a potentially dilutive impact on earnings per share. See Note 5 - Debt and Note 9 - Restricted Stock. As of March 31, 2023, 3,100,000 of the outstanding warrants had an aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2023, and the exercise price, multiplied by the number of in-the-money instruments). As of March 31, 2022, the outstanding warrants had no aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2022, and the exercise price, multiplied by the number of in-the-money instruments). Dilution is not permitted if there are net losses during the period.

Further, as of March 31, 2023, the Company has two $1.2 million convertible notes (the "July 2022 Convertible Note" and the "November 2022 Convertible Note", as discussed in Note 5 - Debt) and one $0.1 million convertible note (the "March 2022 Convertible Note", as discussed in Note 5 - Debt) outstanding. The March 2022 Convertible Note is convertible at a conversion price equal to the average closing price of the Company's common stock for a five-day period prior to exercising such conversion. The July 2022 Convertible Note is convertible at a conversion price of $1.69 per share or equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering. The November 2022 Convertible Note is convertible at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives on its next public offering, which was indexed with the completion of the Company's February 2023 Offering. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. Accordingly, applying the if-converted method to the  July 2022 Convertible Note,  November 2022 Convertible Note, and the remainder of the indebtedness under the March 2022 Convertible Note as of  March 31, 2023 results in common stock equivalents totaling 8,091,122 for the three months ended March 31, 2023, that would have been included in the computation of diluted earnings per share if the Company had net income for the three months ended March 31, 2023.

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

Interest and penalties associated with tax positions are recorded in the period assessed as "Other expense" in the condensed consolidated statements of operations. The Company files income tax returns in the United States of America ("USA") and in the states in which it conducts its business operations. The Company’s USA federal income tax filings for tax years 2020 through 2022 remain open to examination. In general, the Company’s various state tax filings remain open for tax years 2019 to 2022.

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

Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The Company valued its warrants using the Black-Scholes model, for the three months ended March 31, 2023. For the three months ended  March 31, 2022, the Company used the Binomial Lattice model ("Lattice"). The Company did not have any transfers between hierarchy levels for the three months ended March 31, 2023 or 2022. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

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

The Company uses the Black-Scholes pricing model as a method for determining the estimated grant date fair value for all options awarded to employees, independent contractors, officers, and directors. The expected term of the options is based upon evaluation of historical and expected exercise behavior. The risk-free interest rate is based upon USA Treasury rates at the date of grant with maturity dates approximately equal to the expected life of the grant. Volatility is determined upon historical volatility of our stock and adjusted if future volatility is expected to vary from historical experience. The dividend yield is assumed to be zero as we have not historically paid dividends, nor do we anticipate paying any dividends in the foreseeable future.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Accounting Bulletin ("SAB") Topic 5A, Expenses of Offering. Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the February 2023 Offering, that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the February 2023 Offering. As of March 31, 2023 and March 31, 2022, offering costs totaling $534,000 and $0, respectively, have been charged to stockholders' equity.

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

Classification and Valuation of Warrants

The Company analyzes warrant instruments to determine the classification of the warrants as liabilities or equity. The Company's issued warrants are all classified as permanent equity.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to ascertain credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022. The adoption of this standard on January 1, 2023 did not have a material impact on our consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Trucks and vehicles	$53,221	$53,312
Other equipment	2,059	2,059
Buildings and improvements	2,600	2,600
Land	190	190
Total property and equipment	58,070	58,161
Accumulated depreciation	(47,721)	(46,925)
Property and equipment, net	$10,349	$11,236

For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $0.9 million and $1.1 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	March 31, 2023	December 31, 2022
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(940)	(885)
Net carrying value	$127	$182

The useful lives of our intangible assets are estimated to be five years at inception. For the three months ended March 31, 2023 and 2022, amortization expense was $54,000. The intangible assets are expected to be fully amortized within the next twelve months.

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Utica Facility. Interest at 15.50% with monthly principal and interest payments on a fifty-one month amortization schedule. Additional elective interest rate surcharge. Collateralized by equipment of Heat Waves. Matures June 24, 2026.	$5,084	$5,379
LSQ Facility. Upfront 0.10% invoice purchase fee on all invoices submitted. Funds daily usage fee of 0.021%. Maximum availability set at $10 million.	2,611	2,945
March 2022 Convertible Note with related party. Interest at 7.00% with quarterly interest only payments until March 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures March 22, 2028.	149	1,200
July 2022 Convertible Note with related party. Interest at 7.75% with quarterly interest only payments until September 2023 followed by quarterly principal and interest payments on a ten-year amortization schedule. Matures July 15, 2028.	1,200	1,200
November 2022 Convertible Note with related party. Interest at 10.00% with quarterly interest only payments starting March 2023 through maturity. Any outstanding principal and interest is due on the maturity date of November 3, 2024.	1,200	1,200
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	39	54
Total long-term debt	10,283	11,978
Less debt discount and debt issuance costs	(477)	(548)
Less current portion	(4,161)	(4,409)
Long-term debt, net of debt discount and current portion	$5,645	$7,021

Aggregate contractual principal maturities of debt for the twelve months ending March 31 are as follows (in thousands):

2024	$4,161
2025	2,872
2026	1,904
2027	597
2028	120
Thereafter	629
Total	$10,283

East West Bank Revolving Credit Facility

On August 10, 2017, the Company entered into the 2017 Amended Credit Facility with East West Bank. The 2017 Amended Credit Facility originally allowed us to borrow up to 85% of our eligible receivables and up to 85% of the appraised value of our eligible equipment. The Fifth Amendment to the 2017 Amended Credit Facility entered into on September 23, 2020 restructured the loan by exchanging $16.0 million of the loan into the Company's equity and converting the remaining principal balance to a $17.0 million equipment term loan and a revolver to provide the Company with a maximum $1.0 million line of credit.  In connection with the Fifth Amendment to the 2017 Amended Credit Facility, the Company issued to East West Bank 533,334 shares of Company common stock and a five-year warrant to purchase up to 1,000,000 additional shares of Company common stock at an exercise price of $3.75 per share. The 533,334 shares of Company common stock were valued at a price of $2.0775 per share, or a total value of $1.1 million. The warrant for 1,000,000 shares is exercisable beginning September 23, 2021 until September 23, 2025. The fair value of the warrant was determined to be $1.4 million and was recorded in "Additional paid-in capital" in the condensed consolidated balance sheets.

Further, and in accordance with ASC 470- 60, the Company assessed whether or not the restructuring of the loan resulting from the Fifth Amendment to the 2017 Amended Credit Facility met the criteria of a troubled debt restructuring ("TDR"). Management's assessment of TDR accounting treatment for this restructuring event determined that the 2017 Amended Credit Facility was restructured as the result of a TDR; therefore, TDR accounting was applied to the Fifth Amendment of the 2017 Amended Credit Facility.

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

The Company's 2017 Amended Credit Facility was refinanced effective March 24, 2022 (see "The Refinancing" below).

The Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated its existing  2017 Amended Credit Facility with East West Bank, which had an outstanding principal balance of $13.8 million at the time of extinguishment. Pursuant to the pay-off letter dated as of  March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the  2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank  5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company has since paid off and satisfied the $1.0 million EWB Obligation, subsequent to March 31, 2023 and prior to the filing date of this report.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of  $6.225 million. Under the Utica Facility, the Company is required to make  51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every  0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of March 31, 2023 under the Utica Facility is $198,000 per month. The aforementioned surcharge is discretionary on the part of Utica and was calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the  fifty-one month term, the Company is required to make a residual payment to Utica between  1% and  10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from such equipment should the incumbered equipment be sold. The Company also has the option, after twelve months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the "Receivables Financing" or "LSQ Facility," and together with the Utica Facility, the "2022 Financing Facilities") with LSQ Funding Group, LLC ("LSQ") pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to  85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ receives fees equal to  0.1% of the receivables purchased in addition to a funds usage daily fee of  0.021% of the outstanding balance purchased. The Receivables Financing initially has an  18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company pursuant to an unsecured Entity Guaranty.

The Utica Facility and the LSQ Facility are subject to an Intercreditor Agreement dated on or about  March 24, 2022 by and among Utica, LSQ, Heat Waves, and the Company (the "Intercreditor Agreement").

Lastly, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the "March 2022 Convertible Note") to Cross River Partners, LP ("Cross River"), which is an entity controlled by Richard Murphy, our Chief Executive Officer and Chairman. The March 2022 Convertible Note has a  six-year term and accrues interest at  7% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the  first year starting  June 30, 2022, followed by principal and interest payments for the remaining  five years based upon a  ten-year amortization schedule. The March 2022 Convertible Note is unsecured and subordinated to any secured debt obligations, including the Utica Facility and the Receivable Financing. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the  five days prior to the date of any such conversion.

As a result of the Refinancing, the Company recorded a $4.3 million gain on this transaction, as recorded in the line item "Gain on debt extinguishment" in the condensed consolidated statement of operations for the three months ended March 31, 2022.

In accordance with ASC 470- 60, the Company assessed whether or not the Refinancing met the criteria of a troubled debt restructuring ("TDR"). Management's assessment of TDR accounting treatment for the Refinancing determined that the 2017 Amended Credit Facility was extinguished as the result of a TDR; however, TDR accounting did not apply to the 2022 Financing Facilities as the 2017 Amended Credit Facility was settled in full and therefore accounted for as a debt extinguishment.

Subordinated Debt with Related Party

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River, a related party, for $220,000 required for a $210,000 due diligence deposit made by Cross River to a third-party potential lender who showed interest in refinancing the 2017 Amended Credit Facility with East West Bank. The subordinated debt was due upon the earlier of  June 21, 2022, or completion of the refinancing of the 2017 Amended Credit Facility. Cross River was set to be paid a loan fee of $10,000 upon repayment of the subordinated debt, which was considered in substance interest. Accordingly, the Company recorded a debt discount of $10,000 which was being amortized to interest expense over the term of the debt. During the three months ended March 31, 2022, the Company amortized $5,000 to the line item "Interest expense" in the consolidated statements of operations.

During the three months ended March 31, 2022, the Company and the potential lender agreed that they could not reach amenable terms, and the deal was canceled. Upon cancellation, total payments of $162,000 were returned to Cross River from the third-party potential lender in the first quarter of 2022, and the subordinated debt was reduced by the same amount at that time.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures  six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September  30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July  2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is secured by certain of the Company’s owned real property located in North Dakota.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the September $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at  $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives on its next public offering, which was indexed with the completion of the Company's February 2023 Offering. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert altogether the outstanding principal balances of each of the March 2022 Convertible Note, the  July 2022 Convertible Note, and the November 2022 Convertible Note into approximately 5,122,402 shares of Company common stock and warrants to acquire 2,968,720 shares of Company common stock at $0.55 per share.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the 2017 Amended Credit Facility, Utica Facility and the November 2022 Convertible Note discussed above. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was  $147,000 for the Utica Facility and $330,000 for the November 2022 Convertible Note as of March 31, 2023. For the three months ended March 31, 2023, the Company amortized  $70,000 of these costs to "Interest expense" in the condensed consolidated statements of operations for these two debt instruments.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2023 and 2022 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Based on management's judgement, the Company estimated that as of March 31, 2023 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset should be reduced to $257,000. Due to this, the Company recognized a $16,000 deferred tax benefit for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company's income tax provision of $0.8 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of March 31, 2023, the Company leases facilities and certain equipment under lease commitments that expire through September 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending March 31 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$686	$14
2025	437	12
2026	364	-
2027	90	-
Total future lease payments	1,577	26
Impact of discounting	(133)	-
Discounted value of lease obligations	$1,444	$26

The following table summarizes the components of our gross operating and finance lease costs incurred for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease cost:
Current lease cost	$24	$25
Long-term lease cost	163	226
Total operating lease cost	$187	$251

Finance lease cost:
Amortization of right-of-use assets	$3	$10
Interest on lease liabilities	-	1
Total finance lease cost	$3	$11

Our weighted-average lease term and discount rate used for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Operating:
Weighted-average lease term (years)	2.72	3.28
Weighted-average discount rate	6.39%	6.09%

Finance:
Weighted-average lease term (years)	1.48	2.48
Weighted-average discount rate	5.59%	5.59%

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

On February 10, 2023, the Company filed a motion in the United States District Court of Colorado to dismiss the class action complaint, citing a lack of specific facts and evidence brought by the plaintiffs in alleging the Company and certain of its officers committed securities fraud. As described in the motion requesting dismissal, the Company cites a lack and failure by the plaintiffs to bring significant and specific evidence in claiming that the Company and certain of its officers acted in an intentionally fraudulent or misleading manner, in connection with the Company restating its Form 10-Q financial filings for the first, second, and third fiscal quarters of 2021, due to errors relating to complex and technical tax and accounting issues, which did not have an impact on revenue, operating expenses, operating loss, or adjusted EBITDA for the three 2021 quarterly financial restatements.

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

Note 8 – Stockholders’ Equity

Common Stock Offering

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of  Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

Conversion of Subordinated Debt to Equity

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert altogether the outstanding principal balances of each of the March 2022 Convertible Note, the  July 2022 Convertible Note, and the November 2022 Convertible Note into approximately 5,122,402 shares of Company common stock and warrants to acquire 2,968,720 shares of Company common stock at $0.55 per share.

Warrants

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

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (the "February 2023 Offering") (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants had a grant date fair value of $0.50 per warrant, are exercisable at a price of $0.55 per share, and have a five year term. As of March 31, 2023, 3,100,000 of the outstanding warrants had an aggregate intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2023, and the exercise price, multiplied by the number of in-the-money instruments).

A summary of warrant activity for the three months ended March 31, 2023 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2022	1,760,805	$3.10	3.43
Issued	10,100,000	0.38	4.90
Outstanding as of March 31, 2023	11,860,805	$0.79	4.65

Exercisable as of March 31, 2023	11,860,805	$0.79	4.65

NYSE Regulation Notice of Noncompliance

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholder’s equity being less than the required thresholds for each of the particular sections. The Company remains subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company has until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards or NYSE will initiate delisting proceedings. Previsouly, on January 10, 2023, the Company submitted a plan (the "Plan") advising of actions it is taking to regain compliance with the continued listing standards by June 9, 2024, which Plan was accepted by the NYSE on February 14, 2023 and remains in force at the time of the May 2, 2023 notice and this filing. If the Company is not in compliance with all stockholders’ equity standards by June 9, 2024 or does not make progress consistent with the plan during the plan period, NYSE  may initiate delisting proceedings as it deems appropriate.

The Company is continuing to take steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by June 9, 2024. As a part of the Company’s Plan, the Company is asking for shareholder approval at its 2023 annual meeting of stockholders to convert the Cross River Convertible Notes, of which approximately $2.5 million principal amount remains outstanding as of March 31, 2023, into equity. Upon shareholder approval and the completion of this conversion, the Company anticipates being in compliance with the stockholders' equity continued listing standards of the NYSE American. However, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

Note 9 – Restricted Stock

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2022	267,500	$2.44
Granted	60,000	1.54
Vested	(187,500)	2.20
Forfeited	(25,000)	1.02
Restricted shares as of March 31, 2023	115,000	$2.68

For the three months ended March 31 2023 and 2022, the Company recognized stock-based compensation costs for restricted stock of $196,000 and $21,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

As of March 31, 2023, there is $132,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next nine months.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Stock options	-	1,334
Warrants	5,913,027	1,192,085
Weighted average	5,913,027	1,193,419

Note 10 – Segment Reporting

Enservco’s reportable operating segments are Production Services and Completion and Other Services. These segments have been selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The calculation of segment profit excludes depreciation and amortization, and is primarily influenced by the costs of labor, fuel, equipment repairs, insurance and other direct expenses, and is what is used by Management to evaluate the performance of its segments and to make decisions as to how the company allocates its resources. The following is a description of the segments.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended March 31, 2023:
Revenues	$2,863	$6,049	$-	$8,912
Cost of revenues	2,317	4,580	-	6,897
Segment profit	$546	$1,469	$-	$2,015

Depreciation and amortization	$349	$409	$213	$971
Capital expenditures	23	26	-	49
Identifiable assets(1)	7,540	8,847	127	16,514

For the Three Months Ended March 31, 2022:
Revenues	$2,747	$5,836	$-	$8,583
Cost of revenues	2,584	4,710	-	7,294
Segment profit	$163	$1,126	$-	$1,289

Depreciation and amortization	$487	$557	$99	$1,143
Capital expenditures	32	36	-	68
Identifiable assets (1)	10,761	12,335	392	23,488

Note to table:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles the segment losses reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
Segment profit	$2,015	$1,289
Sales, general, and administrative expenses	(1,503)	(1,111)
Severance and transition costs	(1)	-
Gain (loss) on disposal of equipment	1	(35)
Depreciation and amortization	(971)	(1,143)
Loss from operations	$(459)	$(1,000)

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following tables set forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$6	$532
Central USA Region(2)	2,700	2,047
Eastern USA Region(3)	157	168
Total Production Services	2,863	2,747

Completion and Other Services:
Rocky Mountain Region (1)	4,954	4,678
Central USA Region(2)	401	111
Eastern USA Region(3)	694	1,047
Total Completion and Other Services	6,049	5,836

Total Revenues	$8,912	$8,583

Notes to table:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three months ended March 31, 2023 and 2022, as well as our financial condition, liquidity and capital resources as of March 31, 2023 and December 31, 2022. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis from various sources, including from our 2022 Financing Facilities, in order to accommodate our business demands during our busiest periods during the winter season;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our debt facilities and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by global economic events including the war in Ukraine which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Continued interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock;
●	Litigation, including the current class action lawsuit, which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Recent Developments

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors ("Investors"), pursuant to which the Company agreed to issue and sell to the Investors in a best-efforts public offering (the "February 2023 Offering") (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The Common Warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the February 2023 Offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire or startup complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert altogether the outstanding principal balances of each of the March 2022 Convertible Note, the July 2022 Convertible Note, and the November 2022 Convertible Note into approximately 5,122,402 shares of Company common stock and warrants to acquire 2,968,720 shares of Company common stock at $0.55 per share.

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholder’s equity being less than the required thresholds for each of the particular sections. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company has until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards or NYSE will initiate delisting proceedings. On January 10, 2023, the Company submitted a plan (the "Plan") advising of actions it is taking to regain compliance with the continued listing standards by June 9, 2024, which Plan was accepted by the NYSE on February 14, 2023. If the Company is not in compliance with all stockholders’ equity standards by June 9, 2024 or does not make progress consistent with the plan during the plan period, NYSE may initiate delisting proceedings as it deems appropriate.

The Company is taking steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by June 9, 2024. As a part of the Company’s Plan, the Company is asking for shareholder approval at its 2023 annual meeting of stockholders to convert the Cross River Convertible Notes, of which approximately $2.5 million principal amount remains outstanding as of March 31, 2023, into equity. Upon shareholder approval and the completion of this conversion, the Company anticipates being in compliance with the stockholders' equity continued listing standards of the NYSE American. However, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

Recent Market Conditions

The recovery of the economy from the impact of COVID-19, coupled with increased global demand for energy products due to international conflicts, had a positive impact on oil prices and hence our business throughout 2022, as well as during the three months ended March 31, 2023. For the three months ended March 31, 2023, WTI crude oil price averaged $76 per barrel, versus an average of $95 per barrel for the comparable period last year. Demand has remained strong with the total rig count at 755 as of March 31, 2023 versus 670 as of March 31, 2022. However, we continue to feel the impact of the pandemic, domestic political actions and international activities (including the war in Ukraine) which have continued to constrain the domestic oil and gas industries. While there has been a slow rebound in active USA domestic rig count starting in the fourth quarter of 2020, rig count as of March 31, 2023 still remains below pre-pandemic active rigs. The Company has continued to experience increased demand while micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

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

Revenues for the three months ended March 31, 2023 increased by $329,000, or 4%, as compared to the same period in 2022 due to similar increases in both our Production Services and Completion and Other Services service lines. These increases were primarily the result of increases in demand for our acidizing services in our Central USA Region, as well as increases in completions activity in our Rocky Mountain Region.

Segment profit for the three months ended March 31, 2023 increased by $726,000, or 56%, as compared to the same period in 2022. This was primarily the result of cost saving measures that were implemented throughout the second half of 2022, coupled with a slight uptick in industry activity as discussed above.

Sales, general, and administrative expenses for the three months ended March 31, 2023 increased by $392,000, or 35%, as compared to the same period in 2022. This was primarily due to legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation," as well as a one-time restricted stock issuance for professional services rendered.

Net loss for the three months ended March 31, 2023 was $1.0 million, or a loss of $0.07 per basic and diluted share, compared to net income of $3.1 million, or income of $0.27 per basic and diluted share, for the same period in 2022. This was primarily attributable to the non-recurrence of a $4.3 million gain on debt extinguishment related to the Refinancing in the prior year, as defined and discussed in Note 5 - Debt to the condensed consolidated financial statements.

Adjusted EBITDA for the three months ended March 31, 2023 increased by $508,000, or 255%, as compared to the same period in 2022. This was primarily attributable to improvement in our segment profits, partially offset by increases to our sales, general, and administrative expenses. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the three months ended March 31, 2023, WTI crude oil price averaged $76 per barrel, versus an average of $95 per barrel in the comparable period last year. The USA domestic rig count increased to 755 rigs in operation as of March 31, 2023, compared to 670 rigs at the same time a year ago. Given the increased activity levels and the jump in rig count in 2023 compared to 2022, we have been able to continue to grow our customer base and further allocate more resources to more active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price. As much of the completion services segment of our business is seasonal, some of the aforementioned utilization and allocation activities are limited during the warmer months of the year.

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

The following tables set forth revenues from operations and segment profits (losses) for our business segments for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
REVENUES:
Production services	$2,863	$2,747
Completion and other services	6,049	5,836
Total revenues	$8,912	$8,583

	For the Three Months Ended
	March 31,
	2023	2022
SEGMENT PROFIT:
Production services	$546	$163
Completion and other services	1,469	1,126
Total segment profit	$2,015	$1,289

Production Services

Production Services revenues, which accounted for 32% of total revenues for the three months ended March 31, 2023, increased by $116,000, or 4%, to $2.9 million compared to $2.7 million for the same period in 2022. This was due to increased activity levels and demand for our acidizing services primarily in our Central USA Region, partially offset by a decrease in demand for our acidizing services in our Rocky Mountain Region.

Hot oiling revenues for the three months ended March 31, 2023 were consistent with hot oiling revenues for the three months ended March 31, 2022.

Acidizing revenues for the three months ended March 31, 2023 increased by $87,000, or 53%, to $252,000 from $165,000. This increase was due to the reasons mentioned above.

Segment profit for Production Services for the three months ended March 31, 2023 increased by $383,000, or 235%, to $546,000 compared to $163,000 for the same period in 2022. This was primarily the result of cost saving measures that were implemented throughout the second half of 2022, coupled with a slight uptick in industry activity as discussed above.

Completion and Other Services

Completion and Other Services revenues, which accounted for 68% of total revenues for the three months ended March 31, 2023, increased by $213,000, or 4%, to $6.0 million compared to $5.8 million for the same period in 2022. This was due to a mix of moderate increases in both completion activity volume realized, as well as price increases implemented with our customer base during the heating season.

Segment profit for Completion and Other Services for the three months ended March 31, 2023 increased by $343,000, or 30%, to $1.5 million compared to $1.1 million for the same period in 2022. This was primarily the result of cost saving measures that were implemented throughout the second half of 2022, coupled with a slight uptick in industry activity as discussed above.

Geographic Areas

The Company only conducts business in the USA, in what it believes are three geographically diverse regions. The following table sets forth revenues from operations for the Company’s three geographic regions (in thousands):

	For the Three Months Ended
	March 31,
	2023	2022
BY GEOGRAPHY

Production Services:
Rocky Mountain Region(1)	$6	$532
Central USA Region(2)	2,700	2,047
Eastern USA Region(3)	157	168
Total Production Services	2,863	2,747

Completion and Other Services:
Rocky Mountain Reg ion(1)	4,954	4,678
Central USA Region(2)	401	111
Eastern USA Region(3)	694	1,047
Total Completion and Other Services	6,049	5,836

Total Revenues	$8,912	$8,583

Notes to tables:

(1)	Includes the DJ Basin/Niobrara field (northeastern Colorado and southeastern Wyoming), the San Juan Basin (southeastern Colorado and northeastern New Mexico), the Powder River and Green River Basins (northeastern and southwestern Wyoming), the Bakken area (western North Dakota and eastern Montana).
(2)	Includes the Eagle Ford Shale in Southern Texas and the East Texas Oil Field.
(3)	Consists of the southern region of the Marcellus Shale formation (southwestern Pennsylvania and northern West Virginia) and the Utica Shale formation (eastern Ohio).

Production Services segment revenues in the Rocky Mountain Region for the three months ended March 31, 2023 decreased by $526,000, or 99%, as compared to the same period in 2022. This was due to an organizational emphasis to prioritize the use of resources in this particular region for completions services activity in order to maximize the window of the heating season, as the Rocky Mountain Region is historically our highest revenue generator during the heating season.

Production Services segment revenues in the Central USA Region for the three months ended March 31, 2023 increased by $653,000, or 32%, as compared to the same period in 2022. This was primarily due to increases in hot oiling activity, which were largely the result of increases in oil prices, and acidizing services in the Eagle Ford Shale, as well as continued improvement of results in the East Texas Oilfield.

Production Services segment revenues in the Eastern USA Region for the three months ended March 31, 2023 decreased by $11,000, or 7%, as compared to the same period in 2022. This was due to a slight decrease in hot oiling activity in the Utica Shale formation.

Completion and Other Services segment revenues in the Rocky Mountain Region for the three months ended March 31, 2023 increased by $276,000, or 6%, as compared to the same period in 2022. This was primarily due to increases in completions activity primarily in the DJ Basin, partially offset by decreases in completions activity in the Bakken area.

Completion and Other Services segment revenues in the Central USA Region for the three months ended March 31, 2023 increased by $290,000, or 261%, as compared to the same period in 2022. This was due to significant increases in water hauling activity in the region.

Completion and Other Services segment revenues in the Eastern USA Region for the three months ended March 31, 2023 decreased by $353,000, or 34%, as compared to the same period in 2022. This was due to decreases in completions activity in the Marcellus Shale formation.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the colder first and fourth quarters of our fiscal year, which constitute our "heating season," and are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenues mix of our service offerings changes outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an illustration of this quarter-to-quarter revenue seasonality, the Company generated 70% of its 2022 revenues (60% of 2021 revenues) during the first and fourth quarters compared to 30% of its 2022 revenues (40% of 2021 revenues) during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, for the three months ended March 31, 2023 decreased by $397,000, or 5%, as compared to the same period in 2022. This was primarily the result of cost saving measures that were implemented throughout the second half of 2022 which are now beginning to take effect relative to the prior year.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended March 31, 2023 increased by $392,000, or 35%, as compared to the same period in 2022. This was primarily due to legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation," as well as a one-time restricted stock issuance for professional services rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2023 decreased by $172,000, or 15%, to $1.0 million, as compared to the same period in 2022. This was primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment during the second half of 2022, as well as the sale our Tioga property and building which occurred in the fourth quarter of 2022, both resulting in a smaller depreciable base on which our depreciation expense is calculated.

Loss from Operations

Loss from operations for the three months ended March 31, 2023 decreased by $541,000, or 54%, as compared to the same period in 2022. This was due to increases in our segment profits and reductions of our depreciation and amortization expense, partially offset by increases in our sales, general, and administrative expenses.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased by $418,000, or 243%, as compared to the same period in 2022. This was due to interest associated with the 2022 Financing Facilities as compared to the 2017 Amended Credit Facility, which did not incur interest expense during the periods subsequent to the closing of the facility as result of its TDR accounting treatment.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net (loss) income to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Reconciliation from Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(1,004)	$3,140
Add back:
Interest expense	590	172
Deferred income tax benefit	(16)	-
Depreciation and amortization	971	1,143
EBITDA (non-GAAP)	541	4,455
Add back (deduct):
Stock-based compensation	196	21
(Gain) loss on disposal of assets	(1)	35
Gain on debt extinguishment(1)	-	(4,277)
Other income	(29)	(35)
Adjusted EBITDA (non-GAAP)	$707	$199

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

Changes in Adjusted EBITDA

               Adjusted EBITDA for the three months ended March 31, 2023 increased by $508,000, or 255%, as compared to the same period in 2022. This was attributable to improvement in our segment profits, as noted above in our Segment Profit table, partially offset by increases to our sales, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had outstanding principal loan balances on our outstanding indebtedness of $10.3 million with a weighted average interest rate of 12.66% per year.

The following table summarizes our statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(479)	$497
Net cash used in investing activities	(15)	(68)
Net cash provided by financing activities	2,230	412
Net increase in cash and cash equivalents	1,736	841

Cash and cash equivalents, beginning of period	35	149

Cash and cash equivalents, end of period	$1,771	$990

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $479,000 compared to cash provided by operating activities of $497,000 for the same period in 2022. This decrease in cash provided by operating activities of $976,000 was due to a $939,000 period-over-period reduction in the change in our net working capital, coupled with period-over-period increases in sales, general, and administrative expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $15,000 compared to cash used in investing activities of $68,000 for the same period in 2022. This decrease in cash used in investing activities of $53,000 was primarily due to a period-over-period reduction in purchases of property and equipment, coupled with current year collections on the Company's note receivable related to the sale of our Tioga property in North Dakota that occurred in the fourth quarter of 2022.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $2.2 million compared to cash provided by financing activities of $412,000 for the same period in 2022. This increase in cash provided by financing activities of $1.8 million was primarily due net proceeds resulting from the February 2023 Offering, partially offset by the non-recurring receipt of prior year net proceeds from the March 2022 Convertible Note.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Current assets	$6,975	$5,960
Total assets	19,741	19,838
Current liabilities	8,522	10,241
Total liabilities	15,437	18,669
Working capital deficit (current assets less current liabilities)	(1,547)	(4,281)
Stockholders’ equity	4,304	1,169

Overview

On March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated its pre-existing 2017 Amended Credit Facility with East West Bank. Pursuant to the pay-off letter dated as of March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the East West Bank 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). In May 2023, the Company paid off in full the $1.0 million EWB Obligation.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1.00% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The aforementioned surcharge is discretionary on the part of Utica and will be calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter.  This surcharge will be added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and be due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. At the end of the fifty-one month term, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Company also has the option, after twelve months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the "Receivables Financing" or "LSQ Facility," and together with the Utica Facility, the "2022 Financing Facilities") with LSQ Funding Group, LLC ("LSQ") pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. The Receivables Financing initially has an 18-month term that can be terminated upon payment of certain fees.

Additionally, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the "March 2022 Convertible Note") to Cross River Partners, LP ("Cross River"). The March 2022 Convertible Note has a six-year term and accrues interest at 7% per annum. The Company is required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note is convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note matures six years from the date of issuance and carries interest at the rate of 7.75% per annum. The Company is required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note is unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note is convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). The Cross River Revolver Note is structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note has a one-year term and accrues interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company is required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note is not convertible into the Company’s equity and is secured by certain of the Company’s owned real property located in North Dakota.

On November 3, 2022, the Company entered into a note exchange agreement with Cross River pursuant to which Cross River loaned an additional $450,000 to the Company, exchanged the $750,000 Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives on its next public offering, which was indexed with the completion of the Company's February 2023 Offering. The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company has agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of  Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five year term. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds for (i) general corporate purposes and (ii) potential future acquisitions. General corporate purposes may include working capital, general and administrative expenses, and repayment of outstanding indebtedness. We may use a portion of the net proceeds to acquire complementary technologies or businesses; however, we currently have no agreements or commitments to complete any such transactions.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. Subject to stockholder approval at the Company’s 2023 Annual Meeting of Stockholders, Cross River intends to convert altogether the outstanding principal balances of each of the March 2022 Convertible Note, the July 2022 Convertible Note, and the November 2022 Convertible Note into approximately 5,122,402 shares of Company common stock and warrants to acquire 2,968,720 shares of Company common stock at $0.55 per share.

Our capital requirements for the remainder of 2023 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of March 31, 2023, our available liquidity was $1.8 million which represented our cash and cash equivalents balance of $1.8 million as well as $61,000 available under the LSQ Facility. Although the Company believes the 2022 Refinancing, the February 2023 Offering, recent debt financing from Cross River, recent Cross River conversions of convertible debt to equity, and cash from operations will provide sufficient liquidity for at least the next twelve months, the Company may need to raise additional capital for its growth and ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of March 31, 2023, we had a working capital deficit of $1.5 million, compared to a working capital deficit of $4.3 million as of December 31, 2022. This $2.8 million decrease in working capital deficit was primarily attributable to period-over-period increases in cash and cash equivalents as a result of the February 2023 Offering, combined with the period-over-period reduction in our accounts payable and accrued liabilities balances.

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

As alluded to above, over the past three years we have witnessed significant variances in demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $76 per barrel as of March 31, 2023. The number of rigs in operation in the domestic USA also followed this trend. In December 2019, the USA domestic rig count was at 805 rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 755 as of March 31, 2023. The rig count has continued to rise to 755 rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between rig count and the demand for our services. While the increases to rig counts and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels for these services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through the Refinancing and the February 2023 Offering. Our LSQ Facility has given us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. While we are still navigating some legacy obligations, events of the past few years of decline, and delays related to our financial restatements and resultant staff changes, we believe we are better positioning our Company to enjoy success within the markets we serve and control our costs during our slower revenues generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil or a substantial reduction in the number of domestic rigs in operation within the USA, we believe our Company is positioning itself to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital commitments and obligations as of March 31, 2023 consist primarily of our 2022 Financing Facilities and various Cross River convertible promissory notes. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of March 31, 2023, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we have made progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing management and executive level review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A (File No.333- 269265) filed on February 7, 2023)
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-269265) filed on February 7, 2023)
10.1	Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-269265) filed on February 7, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-269265) filed on February 13, 2023)
10.3	Note Conversion Agreement, dated as of March 28, 2023, by and between the Company and Cross River Partners, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: May 15, 2023	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: May 15, 2023	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)