Form 10-Q
period 2023-06-30
Enservco Corp
filed 2023-08-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 8, 2023 there were 22,940,510 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$431	$35
Accounts receivable, net	1,312	4,463
Prepaid expenses and other current assets	1,997	989
Inventories	347	320
Note receivable	75	75
Assets held for sale	78	78
Total Current Assets	4,240	5,960

Property and equipment, net	9,185	11,236
Goodwill	546	546
Intangible assets, net	73	182
Note receivable, less current portion	181	225
Right-of-use asset - finance, net	15	22
Right-of-use asset - operating, net	1,166	1,476
Other assets	187	191

Total Assets	$15,593	$19,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,248	$4,868
Utica Facility	1,354	1,250
LSQ Facility	792	2,945
Current portion of March 2022 Convertible Note, related party	-	100
Current portion of July 2022 Convertible Note, related party	-	60
Lease liability - finance	14	13
Lease liability - operating	556	597
Current portion of long-term debt	24	54
Other current liabilities	-	354
Total Current Liabilities	6,988	10,241

Utica Facility, less current portion	3,286	3,963
March 2022 Convertible Note, related party, net of current portion	-	1,100
July 2022 Convertible Note, related party, net of current portion	-	1,140
November 2022 Convertible Note, related party	923	818
Utica Residual Liability	183	110
Lease liability - finance, less current portion	1	11
Lease liability - operating, less current portion	707	991
Deferred tax liabilities	257	273
Other non-current liabilities	20	22

Total Liabilities	12,365	18,669

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 21,447,417 and 11,835,753 shares issued as of June 30, 2023 and December 31, 2022, respectively; 6,907 shares of treasury stock as of June 30, 2023 and December 31, 2022, respectively; and 21,440,510 and 11,828,846 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	107	59
Additional paid-in capital	47,835	42,266
Accumulated deficit	(44,714)	(41,156)
Total Stockholders' Equity	3,228	1,169

Total Liabilities and Stockholders' Equity	$15,593	$19,838

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Production services	$2,889	$3,110	$5,752	$5,857
Completion and other services	840	340	6,889	6,176
Total revenues	3,729	3,450	12,641	12,033

Expenses:
Production services	2,601	2,793	4,775	5,377
Completion and other services	1,315	1,124	6,038	5,834
Sales, general, and administrative expenses	882	1,558	2,385	2,669
Severance and transition costs	-	299	1	299
(Gain) loss on disposal of assets	(175)	130	(175)	165
Impairment loss	250	-	250	-
Depreciation and amortization	945	1,105	1,916	2,248
Total operating expenses	5,818	7,009	15,190	16,592

Loss from operations	(2,089)	(3,559)	(2,549)	(4,559)

Other (expense) income:
Interest expense	(518)	(433)	(1,108)	(605)
Gain on debt extinguishment	-	-	-	4,277
Other income	53	57	83	92
Total other (expense) income, net	(465)	(376)	(1,025)	3,764

Loss before taxes	(2,554)	(3,935)	(3,574)	(795)
Deferred income tax benefit	-	-	16	-
Net loss	$(2,554)	$(3,935)	$(3,558)	$(795)

Net loss per share - basic and diluted	$(0.14)	$(0.34)	$(0.22)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	18,624	11,494	16,428	11,473

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342
Stock-based compensation	-	-	21	-	21
Restricted share issuance	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

Stock-based compensation	-	-	475	-	475
Restricted share issuance	50	-	110	-	110
Restricted share cancellations	(61)	-	-	-	-
Net loss	-	-	-	(3,935)	(3,935)
Balance at June 30, 2022	11,491	$57	$41,534	$(36,376)	$5,215

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	11,829	$59	$42,266	$(41,156)	$1,169
Stock-based compensation	-	-	44	-	44
Restricted share issuance	60	-	92	-	92
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	2,275	11	1,040	-	1,051
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Net loss	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	18,039	$90	$46,374	$(42,160)	$4,304

Stock-based compensation	-	-	44	-	44
Restricted share issuances	79	-	82	-	82
Exercise of pre-funded warrants associated with February 2023 Offering	600	3	-	-	3
Shares issued to Cross River Partners, L.P. in connection with conversion of outstanding balance of March 2022 Convertible Note	323	2	147	-	149
Shares issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	2,400	12	847	-	859
Warrants issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	-	341	-	341
Net loss	-	-	-	(2,554)	(2,554)
Balance at June 30, 2023	21,441	$107	$47,835	$(44,714)	$3,228

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net loss	$(3,558)	$(795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,916	2,248
(Gain) loss on disposal of equipment	(175)	165
Impairment loss	250	-
Board compensation issued in equity	82	60
Gain on debt extinguishment	-	(4,277)
Interest paid-in-kind on line of credit	-	119
Stock-based compensation	180	496
Amortization of debt issuance costs and discount	139	27
Severance cost incurred through issuance of restricted shares	-	112
Deferred income tax benefit	(16)	-
Bad debt recovery	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	3,251	892
Inventories	(27)	(32)
Prepaid expense and other current assets	470	886
Amortization of operating lease assets	282	402
Other assets	19	(83)
Accounts payable and accrued liabilities	(1,749)	1,655
Operating lease liabilities	(297)	(405)
Other liabilities	(281)	(211)
Net cash provided by operating activities	386	1,259

Investing Activities:
Purchases of property and equipment	(84)	(158)
Proceeds from disposals of property and equipment	225	361
Collections on note receivable	44	-
Net cash provided by investing activities	185	203

Financing Activities:
Net proceeds from February 2023 Offering	2,952	-
Proceeds from exercise of pre-funded warrants	3	-
Term loan contractual repayments	-	(350)
Term loan repayment consummated in conjunction with Refinance	-	(8,400)
Establishment of LSQ Facility consummated in conjunction with Refinance	-	2,400
Establishment of Utica Facility consummated in conjunction with Refinance, net	-	6,000
Net LSQ Facility repayments	(2,153)	(1,443)
Utica Facility repayments	(608)	(255)
Troubled debt restructuring accrued future interest payments	-	(176)
March 2022 Convertible Note proceeds, net, related party	-	963
Repayments of long-term debt	(30)	(27)
Payments on financed insurance	(329)	-
Payments of finance leases	(10)	(15)
Net cash used in financing activities	(175)	(1,303)

Net Increase in Cash and Cash Equivalents	396	159

Cash and Cash Equivalents, beginning of period	35	149

Cash and Cash Equivalents, end of period	$431	$308

Supplemental Cash Flow Information:
Cash paid for interest	$945	$500
Non-Cash Investing and Financing Activities:
Establishment of EWB Obligation in conjunction with the Refinance	$-	$1,000
Financed insurance consummated with insurance renewals	1,478	532
Conversion of March 2022 Convertible Note to equity	1,200	-
Conversion of July 2022 Convertible Note to equity	1,200	-

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

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation and its wholly-owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), (collectively, the "Company").

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

Note 2 – Summary of Significant Accounting Policies

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and six months ended June 30, 2023, we generated net losses of approximately $2.6 million and $3.6 million, respectively. Our loss from operations decreased to approximately $2.5 million for the six months ended June 30, 2023, compared with a loss from operations of approximately $4.6 million for the six months ended June 30, 2022. As of June 30, 2023, we had cash and cash equivalents of $431,000 and a working capital deficit of approximately $2.7 million.

The Company received net proceeds of $3.0 million from the February 2023 Offering (see Note 8 - Stockholders' Equity). Recent conversions of convertible debt to equity (see Note 5 - Debt) by Cross River Partners, L.P. ("Cross River"), a related party entity controlled by Richard Murphy, the Company's CEO and Chairman, have reduced our indebtedness and associated interest costs, which has substantially improved our financial position. Nonetheless, the Company will need to raise additional capital for its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

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

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the current status of existing receivables. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of June 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of approximately $50,000. For the three and six months ended June 30, 2023, the Company recorded $100,000 to bad debt recovery. For the three and six months ended June 30, 2022, the Company recorded $0 to bad debt expense, while writing off $237,000 in uncollectible accounts.

Concentrations

For the three months ended June 30, 2023, revenues from two customers represented more than 10% of the Company's total revenues at 17% and 14%, respectively. For the six months ended June 30, 2023, revenues from one customer represented more than 10% of the Company's total revenues at 34%. For the three months ended June 30, 2022, revenues from two customers represented more than 10% of the Company's total revenues at 13% and 11%, respectively. For the six months ended June 30, 2022, revenues from one customer represented more than 10% of the Company's total revenues at 25%. As of June 30 2023, two customers represented more than 10% of the Company's accounts receivable at 12% and 11%, respectively. As of December 31, 2022, one customer represented more than 10% of the Company's accounts receivable at 55%.

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

Lease assets and liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at the lease start date. When our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease start date in determining the present value of future lease payments. The lease asset is increased by any lease payments made at or before the lease start date and reduced by lease incentives and initial direct costs incurred. The lease term includes options to renew or terminate the lease when it is reasonably certain that we will exercise that option. The exercise of lease renewal options is at our sole discretion. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company recognizes depreciation expense and interest expense for finance leases.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the six months ended June 30, 2023, the Company ceased operations in North Dakota and began the process of working to sell its lone remaining property there, including all land and buildings which have been capitalized for this property into the line item "Property and equipment, net" on the condensed consolidated balance sheets. While it was determined that the criteria laid out below for held for sale balance sheet classification had not been met as of June 30, 2023, it was also determined that it was more likely than not that this long-lived asset group would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. As such, the Company concluded that triggering events which could indicate potential impairment of this long-lived asset group were present. The resulting analysis for impairment of this long-lived asset group ultimately determined that an impairment charge was appropriate. As such, the Company recognized an impairment loss of $250,000 for the three and six months ended June 30, 2023.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and six months ended June 30, 2023 and 2022, the Company recorded no impairment charges on its held for sale assets.

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

For the three and six months ended June 30, 2023 and 2022, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

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

For the three and six months ended June 30, 2023, there were 115,000 unvested restricted shares with service conditions included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the three and six months ended June 30, 2023, there were zero and 25,000 unvested restricted shares with performance conditions, respectively, included in the computation for basic and diluted earnings per share and these shares are also participating share-based awards and are considered outstanding as of the grant date.

Outstanding warrants to acquire an aggregate of 11,378,196 and 8,675,640 shares of Company common stock have been excluded from the computation of earnings per share for the three and six months ended June 30, 2023, respectively, because they would be antidilutive. Outstanding warrants to acquire an aggregate of 1,192,085 shares of Company common stock have been excluded from the computation of earnings per share for the three and six months ended June 30, 2022 because they would be antidilutive.

Further, shares issuable upon conversion of the November 2022 Convertible Note have been excluded from the computation of earnings per share for the three and six months ended June 30, 2023 and 2022 because they would be antidilutive.

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

Fair Value

The fair value of an asset in considered to be the price at which the asset could be sold in an orderly transaction between unrelated knowledgeable and willing parties. A liability's fair value in defined as the amount that would be paid to transfer the liability to a new obligor, rather than the amount that would be paid to settle the liability with the creditor. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
Level 3:	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company did not have any transfers between hierarchy levels for the three and six months ended June 30, 2023 and 2022.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Accounting Bulletin ("SAB") Topic 5A, Expenses of Offering. Offering costs consist principally of commissions and fees associated with the sale of the offered securities, as well as professional and other fees associated with the negotiation and filing of the February 2023 Offering (see Note 8 - Stockholders' Equity), that were incurred through the balance sheet date and were charged to stockholders' equity upon the completion and continuing sale of the February 2023 Offering (see Note 8 - Stockholders' Equity).

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Trucks and vehicles	$51,729	$53,312
Other equipment	1,979	2,059
Buildings and improvements	2,350	2,600
Land	190	190
Total property and equipment	56,248	58,161
Accumulated depreciation	(47,063)	(46,925)
Property and equipment, net	$9,185	$11,236

For the three and six months ended June 30, 2023, the Company recorded depreciation expense of approximately $0.9 million and $1.9 million, respectively. For the three and six months ended June 30, 2022, the Company recorded depreciation expense of approximately $1.0 million and $2.1 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	June 30, 2023	December 31, 2022
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(994)	(885)
Net carrying value	$73	$182

The useful lives of our intangible assets are estimated to be five years at inception. For the three and six months ended June 30, 2023 and 2022, amortization expense was approximately $54,000 and $109,000, respectively. The intangible assets are expected to be fully amortized within the next twelve months.

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Utica Facility	4,772	5,379
LSQ Facility	792	2,945
March 2022 Convertible Note with related party	-	1,200
July 2022 Convertible Note with related party	-	1,200
November 2022 Convertible Note with related party	1,200	1,200
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	24	54
Total long-term debt	6,788	11,978
Less debt discount and debt issuance costs	(409)	(548)
Less current portion	(2,170)	(4,409)
Long-term debt, net of debt discount and current portion	$4,209	$7,021

Aggregate contractual principal maturities of debt for the twelve months ending June 30 are as follows (in thousands):

2024	$2,170
2025	2,786
2026	1,832
Total	$6,788

Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated an existing 2017 Amended Credit Facility with East West Bank, which had an outstanding principal balance of $13.8 million at the time of extinguishment. Pursuant to the pay-off letter dated as of  March 18, 2022 by the Company, certain wholly owned subsidiaries of the Company and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company has since paid off and satisfied the $1.0 million EWB Obligation, subsequent to March 31, 2023 and prior to the filing date of this report.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.225 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of June 30, 2023 under the Utica Facility is $198,000 per month and the loan bears interest at 15.5% per annum. The aforementioned surcharge is discretionary on the part of Utica and was calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. Upon its maturity on June 24, 2026, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from such equipment should the incumbered equipment be sold. The Company also has the option, after twelve months, to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company has agreed to guarantee the obligations of Heat Waves under the Utica Facility pursuant to an unsecured Master Lease Guaranty with Utica.

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

Lastly, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the "March 2022 Convertible Note") to Cross River. The March 2022 Convertible Note had a six-year term and accrued interest at 7% per annum.

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

Subordinated Debt with Related Party

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River for $220,000, which amount was subsequently reduced to $162,000 and then fully repaid in 2022.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note was set to mature six years from the date of issuance and carried interest at the rate of 7.75% per annum. The Company was required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note was unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note was convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives on its next public offering, which was indexed with the completion of the Company's February 2023 Offering (see Note 8 - Stockholders' Equity). The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company agreed that it will enter into a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 13, 2023, the stockholders approved at the Company's 2023 Annual Meeting of Stockholders the issuance to Cross River of up to 5,122,402 additional shares of Company common stock, including 2,400,000 shares of common stock issuable upon exercise of a five-year warrant, issuable to Cross River upon its conversion of certain convertible notes pursuant to a Note Conversion Agreement dated March 28, 2023 between the Company and Cross River.

On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share.

During the three months ended June 30, 2023, the Company renewed certain of its insurance policies. As part of this renewal, the Company financed $1.5 million of the insurance payments to be made over future periods. This financed insurance liability is contained in the line item "Accounts payable and accrued liabilities," with a corresponding financed insurance asset contained in the line item "Prepaid expenses and other current assets," both presented on our condensed consolidated balance sheet as of June 30, 2023.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was $409,000 as of June 30, 2023. For the three and six months ended June 30, 2023, the Company amortized approximately $69,000 and $139,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company amortized approximately $20,000 and $27,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Based on management's judgement, the Company estimated that as of June 30, 2023 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset was $257,000. Due to this, the Company recognized a $16,000 deferred tax benefit for the six months ended June 30, 2023. For the six months ended June 30, 2022, the Company's income tax benefit of $0.2 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of June 30, 2023, the Company leases facilities and certain equipment under lease commitments that expire through June 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending June 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$623	$14
2025	394	3
2026	359	-
Total future lease payments	1,376	17
Less: imputed interest	(113)	(2)
Discounted value of lease obligations	$1,263	$15

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost:
Current lease cost	$24	$24	$48	$49
Long-term lease cost	168	229	331	455
Total operating lease cost	$192	$253	$379	$504

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$6	$13
Interest on lease liabilities	-	-	-	1
Total finance lease cost	$3	$3	$6	$14

Our weighted-average lease term and discount rate used for leases were are as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Operating:
Weighted-average lease term (years)	2.44	3.17
Weighted-average discount rate	6.39%	6.38%

Finance:
Weighted-average lease term (years)	1.23	2.23
Weighted-average discount rate	5.59%	5.59%

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

Note 8 – Stockholders’ Equity

February 2023 Offering of Common Stock and Warrants

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of  Company common stock (the "February 2023 Offering"). The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five-year term. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses. Offering expenses totaling $534,000 were charged to stockholders' equity and are recorded as a reduction of the proceeds from the February 2023 Offering. The Company used the net proceeds for general corporate purposes.

 Conversion of Subordinated Debt to Equity (see Note 5 - Debt)

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share.

Warrants

A summary of warrant activity for the six months ended June 30, 2023 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2022	1,760,805	$3.10	3.43
Issued	12,500,000	0.41	4.77
Exercised	(600,000)	0.005	-
Outstanding as of June 30, 2023	13,660,805	$0.78	4.49

Exercisable as of June 30, 2023	13,660,805	$0.78	4.49

NYSE Regulation Notice of Noncompliance

On May 2, 2023, the Company received notice from the NYSE that its equity balance as of December 31, 2022 had fallen below $2.0 million and therefore the Company was not in compliance with the NYSE American's continued listing standards under Section 1003(a)(i) in the NYSE American Company Guide (the "Company Guide"). As previously reported, the Company is also noncompliant with Section 1003(a)(ii) and Section 1003(a)(iii) of the Company Guide, as a result of its stockholder’s equity being less than the required thresholds for each of the particular sections. The Company is now subject to the procedures and requirements set forth in Section 1009 of the Company Guide. The Company has until June 9, 2024 to regain compliance with the stockholders' equity continued listing standards or NYSE will initiate delisting proceedings. On January 10, 2023, the Company submitted a plan (the "Plan") in response to an earlier notice from the NYSE advising of actions the Company is taking to regain compliance with the continued listing standards by June 9, 2024, which Plan was accepted by the NYSE on February 14, 2023. If the Company is not in compliance with all stockholders’ equity standards by June 9, 2024 or does not make progress consistent with the plan during the plan period, NYSE  may initiate delisting proceedings as it deems appropriate.

The Company is taking steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by June 9, 2024. These steps include the conversions of convertible notes into equity as discussed in Note 5 - Debt. The Company anticipates being in compliance with the stockholders' equity continued listing standards of the NYSE American; however, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

Note 9 – Restricted Stock

Restricted Stock

Restricted shares issued pursuant to restricted stock awards are restricted as to sale or disposition. These restrictions lapse periodically, generally over a period of three years. Restrictions may also lapse for early retirement and other conditions in accordance with our established policies. Upon termination of employment, shares on which restrictions have not lapsed must be returned to us, resulting in restricted stock forfeitures. The fair market value on the date of the grant of the stock with a service condition is amortized and charged to income on a straight-line basis over the requisite service period for the entire award. The fair market value on the date of the grant of the stock with a performance condition shall be accrued and recognized when it becomes probable that the performance condition will be achieved. Restricted shares that contain a market condition are amortized and charged over the life of the award.

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2022	267,500	$2.44
Granted	139,262	1.26
Vested	(266,762)	1.86
Forfeited	(25,000)	1.02
Restricted shares as of June 30, 2023	115,000	$2.68

For the three and six months ended June 30, 2023, the Company recognized stock-based compensation expense for restricted stock of approximately ($16,000) and $180,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized stock-based compensation costs for restricted stock of approximately $475,000 and $496,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

As of June 30, 2023, there is $88,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next six months.

The following table sets forth the weighted average outstanding of potentially dilutive instruments for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock options	-	923	-	1,127
Warrants	11,378,196	1,192,085	8,675,640	1,192,085
Weighted average	11,378,196	1,193,008	8,675,640	1,193,212

The Company awarded 79,262 restricted shares for the 2023 Board of Directors fees and recognized expense of $21,000 and $41,000 related to the award of these shares for the three and six months ended June 30, 2023, respectively.

The Company issued 50,000 restricted shares during the three months ended June 30, 2022 as part of the severance agreement related to the resignation of a former Chief Financial Officer. This issuance had a grant date fair value of approximately $112,000 and the expense for this issuance was recognized within the line item "Severance and transition costs" in the condensed consolidated statement of operations for both the three and six months ended June 30, 2022. Unvested restricted performance share-based awards totaling 61,000 shares were forfeited as part of the severance agreement.

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

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended June 30, 2023:
Revenues	$2,889	$840	$-	$3,729
Cost of revenues	2,601	1,315	-	3,916
Segment profit (loss)	$288	$(475)	$-	$(187)

Depreciation and amortization	$428	$312	$205	$945
Capital expenditures	$20	$14	$-	$34
Identifiable assets(1)	$7,050	$5,144	$97	$12,291

For the Three Months Ended June 30, 2022:
Revenues	$3,110	$340	$-	$3,450
Cost of revenues	2,793	1,124	-	3,917
Segment profit (loss)	$317	$(784)	$-	$(467)

Depreciation and amortization	$561	$451	$93	$1,105
Capital expenditures	$50	$40	$-	$90
Identifiable assets (1)	$9,976	$8,023	$279	$18,278

	Production Services	Completion and Other Services	Unallocated	Total
For the Six Months Ended June 30, 2023:
Revenues	$5,752	$6,889	$-	$12,641
Cost of revenues	4,775	6,038	-	10,813
Segment profit	$977	$851	$-	$1,828

Depreciation and amortization	$736	$761	$419	$1,916
Capital expenditures	$41	$43	$-	$84
Identifiable assets(1)	$7,050	$5,144	$97	$12,291

For the Six Months Ended June 30, 2022:
Revenues	$5,857	$6,176	$-	$12,033
Cost of revenues	5,377	5,834	-	11,211
Segment profit	$480	$342	$-	$822

Depreciation and amortization	$1,047	$1,009	$192	$2,248
Capital expenditures	$81	$77	$-	$158
Identifiable assets(1)	$9,976	$8,023	$279	$18,278

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles segment profit (loss) reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	June 30,
	2023	2022
Segment loss	$(187)	$(467)
Sales, general, and administrative expenses	(882)	(1,558)
Severance and transition costs	-	(299)
Gain on disposal of equipment	175	(130)
Impairment loss	(250)	-
Depreciation and amortization	(945)	(1,105)
Loss from operations	$(2,089)	$(3,559)

	For the Six Months Ended
	June 30,
	2023	2022
Segment profit	$1,828	$822
Sales, general, and administrative expenses	(2,385)	(2,669)
Severance and transition costs	(1)	(299)
Gain on disposal of equipment	175	(165)
Impairment loss	(250)	-
Depreciation and amortization	(1,916)	(2,248)
Loss from operations	$(2,549)	$(4,559)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and six months ended June 30, 2023 and 2022, as well as our financial condition, liquidity and capital resources as of June 30, 2023 and December 31, 2022. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis from various sources, including from our 2022 Financing Facilities, in order to accommodate our business demands during our busiest periods during the winter heating season;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets caused in part by the war in Ukraine which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Continued interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock;
●	Litigation, including the current class action lawsuit, which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Developments

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors ("Investors"), pursuant to which the Company agreed to issue and sell to the Investors in a best-efforts public offering (the "February 2023 Offering") (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The Common Warrants are exercisable at a price of $0.55 per share, and have a five-year term. The net proceeds from the February 2023 Offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company.

On March 28, 2023, Cross River Partners, LLP (“Cross River”) converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 13, 2023, the stockholders approved at the Company's 2023 Annual Meeting of Stockholders the issuance to Cross River of up to 5,122,402 additional shares of Company common stock, including 2,400,000 shares of common stock issuable upon exercise of a five-year warrant, issuable to Cross River upon its conversion of certain convertible notes pursuant to a Note Conversion Agreement dated March 28, 2023 between the Company and Cross River.

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

The Company is taking steps to achieve compliance with the stockholders' equity standards of Section 1003(a) of the Company Guide by June 9, 2024. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share. The Company anticipates being in compliance with the stockholders' equity continued listing standards of the NYSE American; however, there can be no assurance that the Company will ultimately regain compliance with all applicable NYSE American listing standards.

Recent Market Conditions

The recovery of the economy from the trough created during the pandemic, coupled with geopolitical events of the past eighteen months, had a positive impact on oil prices and hence our business throughout 2022, as well as during the six months ended June 30, 2023. For the six months ended June 30, 2023, WTI crude oil price averaged $75 per barrel, versus an average of $100 per barrel for the comparable period last year. Despite a decline in total domestic rigs in operation, which was 674 domestic rigs in operation as of June 30, 2023 versus 753 domestic rigs in operation as of June 30, 2022, demand for our services remains strong. However, the domestic rigs in operation count as of June 30, 2023 remains below pre-pandemic domestic rigs in operation. The Company has continued to experience increased demand while micro and macro-economic conditions have continued to improve, allowing the Company to expect further improvement compared to the prior year.

The Company's expectations for improved activity are somewhat offset by the change in political environment and its uncertain impact on oil exploration and production, as well as increased inflation and rising interest costs. Reductions or limitations in leasing federal property for oil exploration, in addition to other measures impacting oil and gas supply and demand, have had an impact on the oil exploration and production industry. Finally, to the extent that state and local governments increase regulations, there can be a negative impact to the oil exploration and production industry.

The full extent of the impact of future external influences such as those recently experienced from the pandemic, OPEC+ actions, and US governmental positions on our operations and financial performance depends on future developments that are uncertain and unpredictable. External events such as these and others can have a dramatic impact on our business and operations.

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

Revenues for the three months ended June 30, 2023 increased by $279,000, or 8%, as compared to the same period in 2022. Revenues for the six months ended June 30, 2023 increased by $608,000, or 5%, as compared to the same period in 2022. These increases were due to increases in our Completion and Other Services segment, which were primarily the result of year-over-year increases in demand for our completions services due to a colder than usual spring in the current year, partially offset by decreases in our Production Services segment.

Segment loss for the three months ended June 30, 2023 decreased by $280,000, or 60%, as compared to the same period in 2022. Segment profit for the six months ended June 30, 2023 increased by $1.0 million, or 122%, as compared to the same period in 2022. These improvements to segment profit (loss) were primarily the result of cost saving measures that were implemented throughout the second half of 2022, coupled with a slight increase in industry activity as discussed above.

Sales, general, and administrative expenses for the three months ended June 30, 2023 decreased by $676,000, or 43%, as compared to the same period in 2022. Sales, general, and administrative expenses for the six months ended June 30, 2023 decreased by $284,000, or 11%, as compared to the same period in 2022. These decreases were primarily due to significant period-over-period decreases in stock-based compensation expense resulting from the prior year severance agreement with the Company's former President and Chief Financial Officer and prior year equity awards issued to our current Chief Financial Officer, partially offset by the current year incurrence of legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation".

Net loss for the three months ended June 30, 2023 was $2.6 million, or a loss of $0.14 per basic and diluted share, compared to a net loss of $3.9 million, or a loss of $0.34 per basic and diluted share, for the same period in 2022. Net loss for the six months ended June 30, 2023 was $3.6 million, or a loss of $0.22 per basic and diluted share, compared to a net loss of $795,000, or a loss of $0.07 per basic and diluted share, for the same period in 2022. Absent the non-recurring $4.3 million gain on debt extinguishment recognized during the six months ended June 30, 2022, net loss improved in both the three and six months ended June 30, 2023 as compared to the prior year due to year-over-year decreases in our loss from operations which were the result of improvements in almost every operating expense category for the current year.

Adjusted EBITDA for the three months ended June 30, 2023 was a loss of $1.0 million compared to a loss of $1.6 million for the same period in 2022. Adjusted EBITDA for the six months ended June 30, 2023 was a loss of $14,000 compared to a loss of $1.4 million for the same period in 2022. The $549,000 and $1.3 million year-over-year improvements in Adjusted EBITDA for the three and six months ended June 30, 2023, respectively, were primarily attributable to improvements in our segment profits (losses), coupled with reductions in our sales, general, and administrative expenses (net of stock-based compensation and non-recurring legal expense) for both periods presented. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

Industry Overview

For the six months ended June 30, 2023, WTI crude oil price averaged $75 per barrel, versus an average of $100 per barrel in the comparable period last year. The domestic rigs in operation count was 674 domestic rigs in operation as of June 30, 2023, compared to 753 domestic rigs in operation at the same time a year ago. Despite the decline in total domestic rigs in operation in the first half of 2023 compared to 2022, we have continued to grow our customer base and further allocate additional resources to the most active basins. We are focused on increasing utilization levels and optimizing the deployment of our equipment and workforce while maintaining high standards for service quality and safe operations. We compete on the basis of the quality and breadth of our service offerings, as well as price. As much of our completion services segment of our business is seasonal, some of the aforementioned utilization and allocation activities are limited during the warmer months of the year.

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

The following tables set forth revenues from operations and segment (losses) profits for our business segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES:
Production services	$2,889	$3,110	$5,752	$5,857
Completion and other services	840	340	6,889	6,176
Total revenues	$3,729	$3,450	$12,641	$12,033

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
SEGMENT (LOSS) PROFIT:
Production services	$288	$317	$977	$480
Completion and other services	(475)	(784)	851	342
Total segment (loss) profit	$(187)	$(467)	$1,828	$822

Production Services

Production Services revenues, which accounted for 77% of total revenues for the three months ended June 30, 2023, decreased by $221,000, or 7%, to $2.9 million compared to $3.1 million for the same period in 2022. This segment's revenues, which accounted for 46% of total revenues for the six months ended June 30, 2023, decreased by $105,000, or 2%, to $5.8 million compared to $5.9 million for the same period in 2022. These slight decreases for both periods were due to decreased activity levels and demand for our hot oiling services, partially offset by increases in activity levels and demand for our acidizing services.

Hot oiling revenues for the three months ended June 30, 2023 decreased by $298,000, or 10%, as compared to the same period in 2022, from $2.9 million to $2.6 million. Hot oiling revenues for the six months ended June 30, 2023 decreased by $269,000, or 5%, as compared to the same period in 2022, from $5.5 million to $5.2 million. These decreases for both periods were due to decreased activity levels and demand for this service line in certain of the areas we operate in.

Acidizing revenues for the three months ended June 30, 2023 increased by $77,000, or 33%, to $313,000 from $236,000. Acidizing revenues for the six months ended June 30, 2023 increased by $165,000, or 41%, to $565,000 from $400,000. These increases for both periods were due to increased activity levels and demand for this service line as well as our continued efforts to pursue new customers and partner with chemical suppliers to develop the most cost-effective acid programs available.

Segment profit for Production Services for the three months ended June 30, 2023 decreased by $29,000, or 9%, to $288,000, as compared to $317,000 for the same period in 2022. Segment profit for Production Services for the six months ended June 30, 2023 increased by $497,000, or 104%, to $977,000, as compared to $480,000 for the same period in 2022. These year-over-year changes were primarily the result of changes in demand for this segment's services so far in 2023, coupled with the strong first quarter that this segment experienced.

Completion and Other Services

Completion and Other Services revenues, which accounted for 23% of total revenues for the three months ended June 30, 2023, increased by $500,000, or 147%, to $840,000 compared to $340,000 for the same period in 2022. This segment's revenues, which accounted for 54% of total revenues for the six months ended June 30, 2023, increased by $713,000, or 12%, to $6.9 million compared to $6.2 million for the same period in 2022. These increases for both periods were primarily due to continued completions activity into the second quarter of 2023 which did not occur in the prior year quarter at the same rate.

Segment loss for Completion and Other Services for the three months ended June 30, 2023 was $475,000, as compared to $784,000 for the same period in 2022. Segment profit for Completion and Other Services for the six months ended June 30, 2023 was $851,000, as compared to $342,000 for the same period in 2022. These improvements in segment profit (loss), respectively, were primarily the result of the reasons discussed above for Completions and Other Services segment revenues.

Historical Seasonality of Revenues

Because of the seasonality of our frac water heating business and, to a lesser extent, our hot oiling business, revenues generated during the cooler first and fourth quarters of our fiscal year, which constitute our "heating season," are typically significantly higher than revenues during the second and third quarters of our fiscal year. In addition, the revenues mix of our service offerings changes outside our heating season as our Completion and Other Services (which includes frac water heating) typically decrease as a percentage of total revenues and our Production Services increase as a percentage of total revenues. Thus, the revenues recognized in our quarterly financial statements in any given period are not indicative of the annual or quarterly revenues through the remainder of that fiscal year.

As an illustration of this quarter-to-quarter seasonality, the Company generated 70% of its 2022 revenues (60% of 2021 revenues) during the first and fourth quarters compared to 30% of its 2022 revenues (40% of 2021 revenues) during the second and third quarters.

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, were consistent for the three months ended June 30, 2023, as compared to the same period in 2022. Direct operating expenses for the six months ended June 30, 2023 decreased by $398,000, or 4%, as compared to the same period in 2022. This was primarily the result of cost saving measures that were implemented throughout the second half of 2022 which are now beginning to take effect relative to the prior year.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three months ended June 30, 2023 decreased by $676,000, or 43%, as compared to the same period in 2022. Sales, general, and administrative expenses for the six months ended June 30, 2023 decreased by $284,000, or 11%, as compared to the same period in 2022. These decreases were primarily due to significant period-over-period decreases in stock-based compensation expense resulting from the prior year severance agreement with the Company's former President and Chief Financial Officer and prior year equity awards issued to our current Chief Financial Officer, partially offset by the current year incurrence of legal costs associated with the class action lawsuit further discussed in Note 7 - Commitments and Contingencies to the condensed consolidated financial statements under the section titled "Litigation".

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2023 decreased by $160,000, or 14%, to $945,000, as compared to the same period in 2022. Depreciation and amortization expense for the six months ended June 30, 2023 decreased by $332,000, or 15%, to $1.9 million, as compared to the same period in 2022. This is primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment, which began in the second half of 2022 and continues to be assessed, as well as the sale our Tioga property and building which occurred in the fourth quarter of 2022, both resulting in a smaller depreciable base on which our depreciation expense is calculated.

Loss from Operations

For the three months ended June 30, 2023, the Company recognized a loss from operations of $2.1 million compared to a loss from operations of $3.6 million for the same period in 2022. For the six months ended June 30, 2023, the Company recognized a loss from operations of $2.5 million compared to a loss from operations of $4.6 million for the same period in 2022. These decreases in loss from operations of $1.5 million and $2.1 million, respectively, were the result of improvements in almost every operating expense category for the current year as compared to the prior year.

Interest Expense

Interest expense for the three months ended June 30, 2023 increased by $85,000 as compared to the same period in 2022. Interest expense for the six months ended June 30, 2023 increased by $503,000 as compared to the same period in 2022. These increases were due to the combination of interest expense associated with the 2022 Financing Facilities brought on through the Refinancing, the interest costs associated with certain of our convertible promissory notes that we maintained throughout the current year periods, and the rising rate environment that currently exists at the macro level.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net losses to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended June 30,
	2023	2022
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(2,554)	$(3,935)
Add back:
Interest expense	518	433
Depreciation and amortization	945	1,105
EBITDA (non-GAAP)	(1,091)	(2,397)
Add back (deduct):
Stock-based compensation	(16)	475
Severance and transition costs	-	299
Non-recurring legal expense	84	-
(Gain) loss on disposal of assets	(175)	130
Impairment loss	250	-
Other income	(53)	(57)
Adjusted EBITDA (non-GAAP)	$(1,001)	$(1,550)

	For the Six Months Ended June 30,
	2023	2022
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(3,558)	$(795)
Add back:
Interest expense	1,108	605
Deferred income tax benefit	(16)	-
Depreciation and amortization	1,916	2,248
EBITDA (non-GAAP)	(550)	2,058
Add back (deduct):
Stock-based compensation	180	496
Severance and transition costs	1	299
Non-recurring legal expense	363	-
(Gain) loss on disposal of assets	(175)	165
Impairment loss	250	-
Gain on debt extinguishment (1)	-	(4,277)
Other income	(83)	(92)
Adjusted EBITDA (non-GAAP)	$(14)	$(1,351)

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

All of the items included in the reconciliation from net income (loss) to EBITDA and from EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles, stock-based compensation expense, impairment losses, etc.) or (ii) items that management does not consider to be useful in assessing the Company’s ongoing operating performance (e.g., income taxes, gain or losses on sale of assets, severance and transition costs, other expense (income), non-recurring legal expense, etc.). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect the Company’s ability to generate free cash flow or invest in its business.

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2023 improved by $549,000, or 35%, as compared to the same period in 2022. Adjusted EBITDA for the six months ended June 30, 2023 improved by $1.3 million, or 99%, as compared to the same period in 2022. These improvements w ere primarily attributable to improvements in our segment profits (losses), coupled with reductions in our sales, general, and administrative expenses (net of stock-based compensation and non-recurring legal expense) for both periods presented .

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our statements of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$386	$1,259
Net cash provided by investing activities	185	203
Net cash used in financing activities	(175)	(1,303)
Net increase in cash and cash equivalents	$396	$159

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023 was $386,000 compared to cash provided by operating activities of $1.3 million for the same period in 2022. This decrease of $873,000 was primarily due to a year-over-year reduction in net working capital, partially offset by year-over-year improvements in our segment profits (losses).

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $185,000 compared to cash provided by investing activities of $203,000 for the same period in 2022. This decrease of $18,000 was primarily due to a year-over-year reduction in net proceeds from disposals and purchases of property and equipment, partially offset by current year collections on our note receivable for the Tioga sale.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was $175,000 compared to cash used in financing activities of $1.3 million for the same period in 2022. This decrease of $1.1 million was primarily due to current year net proceeds resulting from the February 2023 Offering, partially offset by year-over-year net repayments on our 2022 Financing Facilities.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Current assets	$4,240	$5,960
Total assets	15,593	19,838
Current liabilities	6,988	10,241
Total liabilities	12,365	18,669
Working capital deficit (current assets net of current liabilities)	(2,748)	(4,281)
Stockholders’ equity	3,228	1,169

Overview

We have funded our operations primarily with proceeds from borrowings under our credit facilities as well as debt financing arrangements with a related party, proceeds from sales of our equity securities and cash generated from operations. As of June 30, 2023, we had outstanding principal loan balances on our outstanding indebtedness of $6.8 million with a weighted average interest rate of 10.15% per year.

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

Additionally, as part of the Refinancing, the Company issued a $1.2 million convertible subordinated note (the “March 2022 Convertible Note”) to Cross River. The March 2022 Convertible Note had a six-year term and accrued interest at 7.00% per annum. The Company was required to make quarterly interest only payments under the March 2022 Convertible Note for the first year starting June 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. Subject to any required stockholder approval, outstanding principal and accrued but unpaid interest under the March 2022 Convertible Note was convertible at the option of Cross River into common stock of the Company at a conversion price equal to the average closing price of the Company’s common stock on the five days prior to the date of any such conversion.

On July 15, 2022, the Company entered into a convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note was set to mature six years from the date of issuance and carried interest at the rate of 7.75% per annum. The Company was required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note was unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note was convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered into a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the “Cross River Revolver Note”). The Cross River Revolver Note was structured as a revolving credit facility to the Company with advances to be made on an ad hoc basis by Cross River to the Company. The Cross River Revolver Note had a one-year term and accrued interest at 8.00% per annum. Prior to the September 22, 2023 maturity date, the Company was required to make principal payments to Cross River upon demand with thirty (30) days’ notice. The Cross River Revolver Note was not convertible into the Company’s equity and was to be secured by certain of the Company’s owned real property located in North Dakota.

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

On February 22, 2023, the Company entered into a Securities Purchase Agreement with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a best-efforts public offering (i) 3,900,000 shares of Company common stock, (ii) pre-funded warrants to purchase 3,100,000 shares of Company common stock and (iii) common warrants to purchase 7,000,000 shares of  Company common stock. The shares of common stock, or pre-funded warrants in lieu thereof, and the common warrants were sold in units, with each unit consisting of one share of common stock or one pre-funded warrant in lieu thereof and one common warrant. Each unit comprised of common stock and common warrants were sold at a per unit price of $0.50. Each unit comprised of pre-funded warrants and common warrants were sold at a per unit price of $0.495, which represents the same per unit price less the $0.005 per share exercise price of the pre-funded warrants. The common warrants are exercisable at a price of $0.55 per share, and have a five-year term. The net proceeds from the offering were $3.0 million, after deducting Placement Agent fees and other offering expenses payable by the Company. The Company used the net proceeds for general corporate purposes.

On March 28, 2023, Cross River converted approximately $1.1 million principal amount of the March 2022 Convertible Note into 2,275,000 shares of Company common stock. On June 30, 2023, Cross River: 1) converted the remaining $148,950 principal balance of the March 2022 Convertible Note into 322,402 shares of Company common stock; 2) converted the entire $1,200,000 principal balance of the July 2022 Convertible Note into 2,400,000 shares of Company common stock; and 3) received a five-year warrant to acquire 2,400,000 shares of Company common stock with an exercise price of $0.55 per share.

Our capital requirements for the remainder of 2023 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of June 30, 2023, our available liquidity was $435,000 which represented our cash and cash equivalents balance of $431,000 as well as $4,000 available under the LSQ Facility. Recent conversions of convertible debt to equity (see Note 5 - Debt to the condensed consolidated financial statements) by Cross River have reduced our indebtedness and associated interest costs, which has substantially improved our financial position. Nonetheless, the Company will need to raise additional capital for its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of June 30, 2023, we had a working capital deficit of $2.7 million, compared to a working capital deficit of $4.3 million as of December 31, 2022. This $1.6 million decrease in working capital deficit was primarily attributable to reductions of our short-term debt obligations under the 2022 Financing Facilities.

Outlook

Our revenues are primarily derived from the performance of services within the domestic oil and natural gas industry, most specifically hot oiling, acidizing services, and frac water heating. Supplemental to these services, we occasionally perform hauling and labor services for our client base which typically occur during the slower revenues generating seasons of late spring, summer and early fall. As a service provider within the energy sector, we are subject to geopolitical influences, demand variances and the drilling activities of the industry. In addition, our frac water heating services are further impacted by the extent of cold weather during winter months. The price of crude oil and natural gas greatly impacts the levels of activities of our clients, which in turn impacts our business. Unforeseen disruptions within the worldwide ecosystem also influence demand, thereby impacting our business. The change in the federal government administration and the governmental shift, both at the federal and state level, to move away from fossil fuels and towards cleaner energy alternatives has weakened demand for our services over the past few years. We believe the swings in the demand for our services will continue to be cyclical, in addition to the annual seasonal swings our Company has historically experienced.

Over the past three years, we have experienced significant fluctuations in the demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $71 per barrel as of June 30, 2023. The number of domestic rigs in operation followed this trend. In December 2019, the domestic rigs in operation count was at 805 domestic rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 674 as of June 30, 2023. The domestic rigs in operation count has continued steady at 659 domestic rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between domestic rigs in operation and the demand for our services. While increases to total domestic rigs in operation and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

Our team has worked diligently to better position the Company to navigate some of the seasonal and demand swings within our industry. We have strengthened our balance sheet through the Refinancing and the February 2023 Offering. Our LSQ Facility has given us access to a significant portion of the revenues generated on each completed job through cash advances that are generally received within a few days of job completion. Our team has been strengthened by the addition of some key executives and elevation of top performers into roles that better leverage their skills for the benefit of the organization. We have worked diligently to reduce the costs absorbed with the slower months for labor, overhead and related expenses. The team is and has been focused on controlling general and administrative expenses, including those for wages, benefits and insurance, as well as costs related to operating as a public company. While we are still navigating some legacy obligations and the events of the past few years, we believe we are better positioning our Company to enjoy success within the markets we serve and control our costs during our slower revenues generating seasons than in the recent past. While there may be a long-term trend away from fossil fuels, we believe that there is also a realization that with supply chain shortages, fluctuations in semi-conductor and battery availability, and the process of infrastructure development, that there will be a continued demand for fossil fuels and our services which improve operating efficiencies of oil wells. Barring a sudden and unexpected decline in the price per barrel of crude oil, or a substantial reduction in the number of domestic rigs in operation, we believe our Company is positioning itself to enjoy improved operational results in the near future.

Capital Commitments and Obligations

Our capital obligations as of June 30, 2023 consist primarily of our 2022 Financing Facilities and November 2022 Convertible Note. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of June 30, 2023, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, we have made progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing management and executive level review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
4.1	Warrant issued to Cross River Partners, L.P. for 2,400,000 Common Shares, dated June 30, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 7, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: August 14, 2023	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: August 14, 2023	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)