Form 10-Q
period 2023-09-30
Enservco Corp
filed 2023-11-14
CIK 319458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023 there were 26,585,730 shares of common stock, par value $0.005 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$35
Accounts receivable, net	1,363	4,463
Prepaid expenses and other current assets	1,664	989
Inventories	237	320
Note receivable	75	75
Assets held for sale	1,314	78
Total Current Assets	4,953	5,960

Property and equipment, net	7,652	11,236
Goodwill	546	546
Intangible assets, net	18	182
Note receivable, less current portion	163	225
Right-of-use asset - finance, net	12	22
Right-of-use asset - operating, net	999	1,476
Other assets	182	191

Total Assets	$14,525	$19,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,506	$4,868
Utica Facility	1,468	1,250
LSQ Facility	836	2,945
March 2022 Convertible Note, related party	-	100
July 2022 Convertible Note, related party	-	60
Lease liability - finance	12	13
Lease liability - operating	467	597
Current portion of long-term debt	8	54
Other current liabilities	200	354
Total Current Liabilities	7,497	10,241

Utica Facility, less current portion	2,523	3,963
March 2022 Convertible Note, related party, less current portion	-	1,100
July 2022 Convertible Note, related party, less current portion	-	1,140
November 2022 Convertible Note, related party	975	818
September 2023 Convertible Notes, related party	1,089	-
Utica Residual Liability	220	110
Lease liability - finance, less current portion	3	11
Lease liability - operating, less current portion	618	991
Deferred tax liabilities	257	273
Other non-current liabilities	101	22

Total Liabilities	13,283	18,669

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.005 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.005 par value, 100,000,000 shares authorized; 25,592,637 and 11,835,753 shares issued as of September 30, 2023 and December 31, 2022, respectively; 6,907 shares of treasury stock as of September 30, 2023 and December 31, 2022; and 25,585,730 and 11,828,846 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	128	59
Additional paid-in capital	48,844	42,266
Accumulated deficit	(47,730)	(41,156)
Total Stockholders' Equity	1,242	1,169

Total Liabilities and Stockholders' Equity	$14,525	$19,838

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Production services	$2,623	$2,788	$8,375	$8,645
Completion and other services	314	321	7,203	6,497
Total revenues	2,937	3,109	15,578	15,142

Expenses:
Production services	3,151	2,599	7,341	7,976
Completion and other services	435	890	7,058	6,724
Sales, general, and administrative expenses	979	1,094	3,364	3,763
Severance and transition costs	-	2	1	301
Loss (gain) on disposal of assets	67	93	(109)	258
Impairment loss	-	-	250	-
Depreciation and amortization	905	1,069	2,821	3,317
Total operating expenses	5,537	5,747	20,726	22,339

Loss from operations	(2,600)	(2,638)	(5,148)	(7,197)

Other (expense) income:
Interest expense	(476)	(448)	(1,584)	(1,053)
Gain on debt extinguishment	-	-	-	4,277
Other income	60	10	142	102
Total other (expense) income, net	(416)	(438)	(1,442)	3,326

Loss before taxes	(3,016)	(3,076)	(6,590)	(3,871)
Deferred income tax benefit	-	-	16	-
Net loss	$(3,016)	$(3,076)	$(6,574)	$(3,871)

Net loss per share - basic and diluted	$(0.13)	$(0.27)	$(0.35)	$(0.34)

Weighted average number of common shares outstanding - basic and diluted	23,063	11,536	18,654	11,494

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2022	11,432	$57	$40,866	$(35,581)	$5,342
Stock-based compensation	-	-	21	-	21
Restricted share issuance	70	-	62	-	62
Net income	-	-	-	3,140	3,140
Balance at March 31, 2022	11,502	$57	$40,949	$(32,441)	$8,565

Stock-based compensation	-	-	475	-	475
Restricted share issuance	50	-	110	-	110
Restricted share cancellations	(61)	-	-	-	-
Net loss	-	-	-	(3,935)	(3,935)
Balance at June 30, 2022	11,491	$57	$41,534	$(36,376)	$5,215

Stock-based compensation	-	-	159	-	159
Restricted share issuances	345	-	-	-	-
Restricted share cancellations	(7)	-	-	-	-
Net loss	-	-	-	(3,076)	(3,076)
Balance at September 30, 2022	11,829	$57	$41,693	$(39,452)	$2,298

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2023	11,829	$59	$42,266	$(41,156)	$1,169
Stock-based compensation	-	-	44	-	44
Restricted share issuance	60	-	92	-	92
Restricted share cancellation	(25)	-	-	-	-
Shares issued to Cross River Partners, L.P. in connection with partial conversion of March 2022 Convertible Note	2,275	11	1,040	-	1,051
Shares issued in February 2023 Offering, net of offering costs	3,900	20	964	-	984
Warrants issued in February 2023 Offering, net of offering costs	-	-	1,968	-	1,968
Net loss	-	-	-	(1,004)	(1,004)
Balance at March 31, 2023	18,039	$90	$46,374	$(42,160)	$4,304

Stock-based compensation	-	-	44	-	44
Restricted share issuances	79	-	82	-	82
Exercise of pre-funded warrants associated with February 2023 Offering	600	3	-	-	3
Shares issued to Cross River Partners, L.P. in connection with conversion of outstanding balance of March 2022 Convertible Note	323	2	147	-	149
Shares issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	2,400	12	847	-	859
Warrants issued to Cross River Partners, L.P. in connection with conversion of July 2022 Convertible Note	-	-	341	-	341
Net loss	-	-	-	(2,554)	(2,554)
Balance at June 30, 2023	21,441	$107	$47,835	$(44,714)	$3,228

Stock-based compensation	-	-	71	-	71
Exercise of pre-funded warrants associated with February 2023 Offering	1,500	8	-	-	8
Acquisition of assets of OilServ, LLC through issuance of common stock	2,645	13	938	-	951
Net loss	-	-	-	(3,016)	(3,016)
Balance at September 30, 2023	25,586	$128	$48,844	$(47,730)	$1,242

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net loss	$(6,574)	$(3,871)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,821	3,317
(Gain) loss on disposal of equipment	(109)	258
Impairment loss	250	-
Board compensation issued in equity	82	60
Write-off of inventories	53	52
Gain on debt extinguishment	-	(4,277)
Interest paid-in-kind on line of credit	-	119
Stock-based compensation	251	655
Amortization of debt issuance costs and discount	208	46
Severance cost incurred through issuance of restricted shares	-	112
Deferred income tax benefit	(16)	-
Bad debt recovery	(100)	-
Changes in operating assets and liabilities:
Accounts receivable	3,201	1,577
Inventories	31	44
Prepaid expense and other current assets	1,098	950
Amortization of operating lease assets	430	543
Other assets	22	(160)
Accounts payable and accrued liabilities	(1,223)	1,581
Operating lease liabilities	(455)	(552)
Other liabilities	(70)	(304)
Net cash (used in) provided by operating activities	(100)	150

Investing Activities:
Purchases of property and equipment	(115)	(220)
Proceeds from disposals of property and equipment	681	361
Collections on note receivable	62	-
Net cash provided by investing activities	628	141

Financing Activities:
Proceeds from February 2023 Offering, net	2,952	-
Proceeds from exercise of pre-funded warrants	11	-
Term loan contractual repayments	-	(350)
Term loan repayment consummated in conjunction with Refinance	-	(8,400)
Establishment of LSQ Facility consummated in conjunction with Refinance	-	2,400
Establishment of Utica Facility consummated in conjunction with Refinance, net	-	6,000
Net LSQ Facility repayments	(2,109)	(1,550)
Utica Facility repayments	(1,273)	(480)
Troubled debt restructuring accrued future interest payments	-	(176)
March 2022 Convertible Note proceeds, net, related party	-	963
July 2022 Convertible Note proceeds, net, related party	-	1,200
September 2023 Convertible Notes, net, related parties	1,088	-
Cross River Revolver Note proceeds	-	225
Repayments of long-term debt	(46)	(43)
Payments on financed insurance	(876)	-
Payments of finance leases	(10)	(18)
Net cash used in financing activities	(263)	(229)

Net Increase in Cash and Cash Equivalents	265	62

Cash and Cash Equivalents, beginning of period	35	149

Cash and Cash Equivalents, end of period	$300	$211

Supplemental Cash Flow Information:
Cash paid for interest	$1,404	$846
Non-Cash Investing and Financing Activities:
Establishment of EWB Obligation in conjunction with the Refinance	$-	$1,000
Transfer of North Dakota property to assets held for sale	1,236	-
Acquisition of assets of OilServ, LLC through issuance of common stock	1,058	-
Financed insurance consummated with insurance renewals	1,773	532
Conversion of March 2022 Convertible Note to equity	1,200	-
Conversion of July 2022 Convertible Note to equity	1,200	-

See accompanying notes to the condensed consolidated financial statements.

ENSERVCO CORPORATION AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

Enservco Corporation ("Enservco") through its wholly-owned subsidiary (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of Enservco Corporation and its wholly-owned subsidiary, Heat Waves Hot Oil Service LLC ("Heat Waves"), (collectively, the "Company").

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the expected operating results of a full year or of future years.

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

Note 2 – Summary of Significant Accounting Policies

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. For the three and nine months ended September 30, 2023, we generated net losses of approximately $3.0 million and $6.6 million, respectively. Our loss from operations decreased to approximately $2.6 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, compared with a loss from operations of approximately $2.6 million and $7.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had cash and cash equivalents of $300,000 and a working capital deficit of approximately $2.5 million.

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

In addition, the Company closed on and received $1.1 million of convertible debt financing in September 2023 (see Note 5 - Debt), to strengthen its financial position heading into the 2023-2024 heating season. As part of such convertible debt financing, the Company received an additional $562,500 of convertible debt financing in October 2023. Nonetheless, the Company plans to continue to raise additional capital for its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it maintains its deposits. Enservco maintains its excess cash in one financial institution, where deposits may exceed federally insured amounts at times.

Accounts Receivable

Accounts receivable are stated at the amounts billed to customers, net of an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts based on a review of outstanding receivables, historical collection information and existing economic conditions. The allowance for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover potential future credit losses. This allowance is management's best estimate of uncollectible amounts and is determined based on historical collection experience related to accounts receivable coupled with a review of the status of existing receivables and the creditworthiness of its underlying customers. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining this allowance. As of September 30, 2023 and December 31, 2022, the Company had an allowance for doubtful accounts of approximately $50,000. For the three and nine months ended September 30, 2023, the Company recorded $0 and $100,000 to bad debt recovery, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0 to bad debt expense, while writing off $237,000 in uncollectible accounts.

Concentrations

For the three months ended September 30, 2023, revenues from one customer represented 20% of the Company's total revenues. For the nine months ended September 30, 2023, revenues from two customers represented 28% and 12%, respectively, of the Company's total revenues. For the three months ended September 30, 2022, revenues from two customers represented 16% and 11%, respectively, of the Company's total revenues. For the nine months ended September 30, 2022, revenues from one customer represented 26% of the Company's total revenues. As of September 30 2023, no customers represented more than 10% of the Company's accounts receivable. As of December 31, 2022, one customer represented 55% of the Company's accounts receivable.

Inventories

Inventories consist primarily of propane, diesel fuel and chemicals that are used in the servicing of oil wells and are carried at the lower of cost or net realizable value in accordance with the first in, first out method of accounting ("FIFO"). The Company periodically reviews the value of items in inventories and provides write-downs or write-offs of inventories based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. For the three and nine months ended September 30, 2023, the Company wrote-off approximately $53,000 of inventories. For the three and nine months ended September 30, 2022, the Company wrote-off approximately $52,000 of inventories.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the nine months ended September 30, 2023, the Company ceased operations in North Dakota and began the process to sell its remaining property there. As a result of this, the Company concluded that triggering events which could indicate potential impairment of this long-lived asset group were present. The resulting analysis for impairment of this long-lived asset group ultimately determined that an impairment charge was appropriate. As such, the Company recognized an impairment loss of $250,000 for the nine months ended September 30, 2023. Further, as of September 30, 2023 it was determined that the criteria laid out below for held for sale balance sheet classification had been met as of September 30, 2023 for this long-lived asset group and therefore were reclassified as "Assets held for sale" on the condensed consolidated balance sheet as of September 30, 2023.

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

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. For the three and nine months ended September 30, 2023 and 2022, the Company recorded no impairment charges on its held for sale assets.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line item "Assets held for sale" in our condensed consolidated balance sheets.

Business Combinations

The Company follows the guidance provided for under ASC 805 Business Combinations (“ASC 805”) when evaluating the appropriate recording treatment of acquisition transactions. Initial steps included evaluating whether the Company obtains control of activities and assets of a business which accounts for the allocation of the purchase consideration to the assets and liabilities acquired at fair value, or if it is an asset acquisition which follows the purchase accounting method.  The Company carefully evaluates specific facts and circumstances when applying the guidance in ASC 805.

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

For the three and nine months ended September 30, 2023 and 2022, the Company concluded that there were no triggering events which could indicate potential impairment of its goodwill and other intangible assets.

Revenue Recognition

The Company evaluates revenue when we can identify the contract with the customer, the performance obligations in the contract, the transaction price, and we are certain that the performance obligations have been met. Revenue is recognized when the service has been provided to the customer. Most of the Company's services and product offerings are short-term in nature. The time between invoicing and when payment is due under these arrangements is generally thirty to sixty days. Due to the nature of our business, the Company has no contractual arrangements that include multiple performance obligations.

The Company’s agreements with its customers are often referred to as "price sheets" and sometimes provide pricing for multiple services. However, these agreements generally do not authorize the performance of specific services or provide for guaranteed throughput amounts. As customers are free to choose which services, if any, to use based on the Company’s price sheet, the Company prices its separate services based on their standalone selling prices. Customer agreements generally do not provide for performance, cancellation, termination, or refund type provisions. Services based on price sheets with customers are generally performed under separately issued "work orders" or "field tickets" as services are requested.

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

For the three and nine months ended September 30, 2023, there were 115,000 unvested restricted shares with service conditions included in the computation for basic and diluted earnings per share since they are participating share-based awards and are considered outstanding as of the grant date. For the three and nine months ended September 30, 2023, there were zero and 25,000 unvested restricted shares with performance conditions, respectively, included in the computation for basic and diluted earnings per share and these shares are also participating share-based awards and are considered outstanding as of the grant date. For the three and nine months ended  September 30, 2022, there were 242,500 unvested restricted shares included in the computation for basic and diluted earnings per share and these shares were also participating share-based awards and were considered outstanding as of the grant date. For the three and nine months ended  September 30, 2022, there were 25,000 unvested restricted shares that had performance conditions and these shares were also participating share-based awards and were considered outstanding as of the grant date.

Outstanding warrants totaling 12,568,414 and 9,978,021 have been excluded from the computation of earnings per share for the three and nine months ended September 30, 2023, respectively, as they would have been antidilutive. Outstanding warrants totaling 1,192,085 have been excluded from the computation of earnings per share for the three and nine months ended September 30, 2022 as they would have been antidilutive.

Common shares issuable under terms of outstanding convertible notes have been excluded from the computation of earnings per share for the three and nine months ended September 30, 2023, respectively, as they would have been antidilutive.

Outstanding stock options to acquire an aggregate of 500,000 shares of Company common stock have been excluded from the computation of earnings per share for the three and nine months ended September 30, 2023, respectively, as they would have been antidilutive.

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

Financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company did not have any transfers between hierarchy levels for the three and nine months ended September 30, 2023 and 2022.

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

Note 3 – Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Trucks and vehicles	$49,364	$53,312
Other equipment	1,979	2,059
Buildings and improvements	501	2,600
Land	-	190
Total property and equipment	51,844	58,161
Accumulated depreciation	(44,192)	(46,925)
Property and equipment, net	$7,652	$11,236

For the three and nine months ended September 30, 2023, the Company recorded depreciation expense of approximately $0.9 million and $2.8 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded depreciation expense of approximately $1.0 million and $3.1 million, respectively.

Note 4 – Intangible Assets

The components of our intangible assets are as follows (in thousands):

	September 30, 2023	December 31, 2022
Customer relationships	$626	$626
Patents and trademarks	441	441
Total intangible assets	1,067	1,067
Accumulated amortization	(1,049)	(885)
Intangible assets, net	$18	$182

The useful lives of our intangible assets were estimated to be five years at inception. For the three and nine months ended September 30, 2023 and 2022, amortization expense was approximately $54,000 and $163,000, respectively. The intangible assets are expected to be fully amortized within the next three months.

Note 5 – Debt

Notes Payable

Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Utica Facility	4,106	5,379
LSQ Facility	836	2,945
March 2022 Convertible Note with related party	-	1,200
July 2022 Convertible Note with related party	-	1,200
November 2022 Convertible Note with related party	1,200	1,200
September 2023 Convertible Notes with related party	1,113	-
Real Estate Loan for a facility in North Dakota. Interest is at 5.75% with monthly principal and interest payment of $5,255 until October 3, 2023. Collateralized by land and property purchased with the loan.	8	54
Total long-term debt	7,263	11,978
Less debt discount and debt issuance costs	(364)	(548)
Less current portion	(2,312)	(4,409)
Long-term debt, net of debt discount and current portion	$4,587	$7,021

Aggregate contractual principal maturities of debt for the twelve months ending September 30 are as follows (in thousands):

2024	$2,312
2025	4,032
2026	919
Total	$7,263

Refinancing

On  March 24, 2022, the Company completed a refinancing transaction (the "Refinancing") in which it terminated an existing 2017 Amended Credit Facility with East West Bank, which had an outstanding principal balance of $13.8 million at the time of extinguishment. Pursuant to the pay-off letter dated as of  March 18, 2022 by the Company, certain wholly-owned subsidiary of the Company and East West Bank, in full satisfaction of the Company’s obligations under the 2017 Amended Credit Facility, the Company paid East West Bank $8.4 million in cash and agreed to pay East West Bank 5% of the net proceeds that the Company receives under the Receivables Financing (as defined below), up to a maximum of $1.0 million (the "EWB Obligation"). The Company paid off and satisfied the $1.0 million EWB Obligation in April 2023.

As part of the Refinancing, Heat Waves entered into a Master Lease Agreement (the "Utica Facility") with Utica Leaseco, LLC ("Utica"), pursuant to which Utica provided an equipment-collateralized loan to the Company in the amount of $6.2 million. Under the Utica Facility, the Company is required to make 51 monthly payments with initial payments beginning at $168,075 each and a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Comerica Bank exceeds 3.25%. The Company's current minimum payment as of September 30, 2023 under the Utica Facility is $202,000 per month and the loan bears interest at 15.5% per annum. The aforementioned surcharge is discretionary on the part of Utica and was calculated on July 1, 2022 and January 1, 2023, and on each July 1 and January 1 thereafter. This surcharge is added to the monthly Basic Rent (as such term is defined in the Master Lease Agreement) due under the Utica Facility, and is due and payable with the next regularly scheduled Basic Rent payment under such schedule and on each payment date thereafter. Upon its maturity on June 24, 2026, the Company is required to make a residual payment to Utica between 1% and 10% of the initial principal amount, or between $62,250 and $622,500 depending upon the Company’s ratio of EBITDA to the sum of interest payments, cash paid for taxes and current debt and capital lease payments during the period. The Utica Facility is secured by all the Company’s equipment and proceeds from such equipment should the encumbered equipment be sold. The Company also has the option to prepay $1.0 million of the Utica Facility in exchange for a reduced payment schedule. The Company guarantees the obligations of Heat Waves under the Utica Facility.

Further, as part of the Refinancing, Heat Waves entered into an Invoice Purchase Agreement (the "Receivables Financing" or "LSQ Facility," and together with the Utica Facility, the "2022 Financing Facilities") with LSQ Funding Group, LLC ("LSQ") pursuant to which LSQ provides receivables factoring to Heat Waves. Under the Receivables Financing, LSQ advances up to 85% on accounts receivable factored by Heat Waves, up to a maximum of $10.0 million. LSQ receives fees equal to 0.1% of the receivables purchased in addition to a funds usage daily fee of 0.021% of the outstanding balance purchased. The Receivables Financing initially had an 18-month term that can be terminated upon payment of certain fees. The Receivables Financing is secured by a security interest in Heat Wave’s accounts receivables and proceeds from such accounts receivable. Heat Wave’s obligations under the Receivables Financing are guaranteed by the Company.

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

In accordance with ASC 470-60, the Company assessed whether the Refinancing met the criteria of a troubled debt restructuring ("TDR"). Management's assessment of TDR accounting treatment for the Refinancing determined that the 2017 Amended Credit Facility was extinguished as the result of a TDR; however, TDR accounting did not apply to the 2022 Financing Facilities as the 2017 Amended Credit Facility was settled in full and therefore accounted for as a debt extinguishment.

Debt with Related Parties

On  December 21, 2021, the Company issued a subordinated non-convertible promissory note to Cross River for $220,000, which amount was subsequently reduced to $162,000 and then fully repaid in 2022.

On July 15, 2022, the Company entered a convertible subordinated promissory note (the "July 2022 Convertible Note") with Cross River whereby the Company received $1.2 million of capital for general working capital purposes. The July 2022 Convertible Note was set to mature six years from the date of issuance and carried interest at the rate of 7.75% per annum. The Company was required to make quarterly interest-only payments for the first year starting September 30, 2022, followed by principal and interest payments for the remaining five years based upon a ten-year amortization schedule. The July 2022 Convertible Note was unsecured and junior and subordinate to indebtedness which the Company may now or at any time hereafter owe to any lender. Subject to any required stockholder approval, all or some of the outstanding principal and accrued but unpaid interest under the July 2022 Convertible Note was convertible at the option of Cross River into (i) common stock of the Company at a conversion price of $1.69 per share; or (ii) equity securities issued by the Company in an equity offering with minimum offering proceeds to the Company (net of any related placement agent or underwriting fees) of $1.2 million at the conversion price per equity security issued in such equity offering.

On September 22, 2022, the Company entered a revolving credit facility with Cross River pursuant to which the Company issued a $750,000 revolving promissory note to Cross River (the "Cross River Revolver Note"). On November 3, 2022, the Company entered into a note exchange agreement with Cross River, pursuant to which Cross River loaned an additional $450,000 to the Company and exchanged the Cross River Revolver Note for a $1.2 million convertible secured subordinated promissory note (the "November 2022 Convertible Note") and received a five-year warrant to acquire 568,720 shares of Company common stock at $2.11 per share. These warrants are subject to limitation such that the number of shares that may be issued shall not exceed obligations under rules of regulations of the principal market. The November 2022 Convertible Note has a two-year term and accrues interest at 10.00% per annum, payable quarterly starting March 30, 2023 at the option of the Company in cash or the Company’s common stock. Subject to any shareholder approval required by any exchange upon which the Company’s common stock is then listed, the principal and accrued interest of the November 2022 Convertible Note is convertible into the Company’s common stock at a conversion price equal to the lower of $2.11 per share or the price and terms the Company receives on its next public offering, which was indexed with the completion of the Company's February 2023 Offering (see Note 8 - Stockholders' Equity). The November 2022 Convertible Note is secured by two Company-owned parcels of real property located in North Dakota. On December 13, 2022, the Company sold one of these two parcels for a combination of cash and a promissory note/mortgage totaling $550,000. As consideration for Cross River releasing its security interest on such parcel, the Company agreed that it will enter a collateral assignment of the security on such parcel back to Cross River in the event the buyer defaults on their promissory note/mortgage to the Company.

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

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September New Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September 2023 Convertible Notes, restricts the Company’s ability to (a) incur any debt which is senior or pari-passu to the September 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

If the Company closes on a new offering of equity securities (the “Equity Financing”) of a minimum of $5,000,000 before the maturity date mentioned above, then, subject to any NYSE American shareholder approval requirements, the principal amount, together with all accrued but unpaid interest of the New Convertible Notes, will automatically convert into shares of the same class and type at the same price and on the same terms and provisions as the securities issued to the other participants in the Equity Financing on the closing date of such Equity Financing; provided, however, at the option of the holder, the New Convertible Notes may convert into such equity, (a) at $0.50 per share if the security sold in the Equity Financing is common stock or (b) at a share price which is 25% less than the lowest price per share of shares sold in the Equity Financing. Subject to any NYSE American shareholder approval requirements, the holders may convert their Convertible Notes at any time into the Company’s common stock at a conversion price of $0.50 per share.

If a change of control of the Company or a sale of a substantial portion of any of its assets occurs prior to the maturity date mentioned above, the holder may elect to receive either (i) the principal amount plus accrued interest plus a premium that is equal to 25% of the principal amount or (ii) the right to convert the principal amount plus accrued but unpaid interest into the Company’s common stock at a conversion price equal to a 25% discount to the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to the transaction which results in a change of control of the Company.

In October 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of New Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of New Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously invested $187,500 and $125,000, respectively, in aggregate principal amount of New Convertible Notes.

During the nine months ended September 30, 2023, the Company renewed certain of its insurance policies. As part of this renewal, the Company financed $1.8 million of the insurance payments to be made over future periods. This financed insurance liability is contained in the line item "Accounts payable and accrued liabilities," with a corresponding financed insurance asset contained in the line item "Prepaid expenses and other current assets," both presented on our condensed consolidated balance sheet as of September 30, 2023.

Debt Discount and Debt Issuance Costs

We capitalized certain debt discount and debt issuance costs incurred in connection with the various debt facilities executed by the Company. These costs were amortized to interest expense over the terms of the facilities on a straight-line basis. The remaining balance of the unamortized debt discount and debt issuance costs was $364,000 as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company amortized approximately $69,000 and $208,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company amortized approximately $20,000 and $41,000, respectively, of these costs to "Interest expense" in the condensed consolidated statements of operations.

Note 6 – Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the nine months ended September 30, 2023 and 2022 differs from the amount that would be provided by applying the statutory USA federal income tax rate of 21% to pre-tax income primarily because of state income taxes and estimated permanent differences.

Based on management's judgement, the Company estimated that as of September 30, 2023 the amount of deferred tax liabilities that could reverse without an offsetting deferred tax asset was $257,000. Due to this, the Company recognized a $16,000 deferred tax benefit for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the Company's income tax benefit of $0.9 million was adjusted by the valuation allowance which resulted in a net tax provision of zero.

Note 7 – Commitments and Contingencies

As of September 30, 2023, the Company leases facilities and certain equipment under lease commitments that expire through September 2026. Future minimum lease payments for these operating and finance lease commitments for the twelve months ending September 30 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$523	$14
2025	384	2
2026	269	-
Total future lease payments	1,176	16
Less: imputed interest	(91)	(1)
Discounted value of lease obligations	$1,085	$15

The following table summarizes the components of our gross operating and finance lease costs (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost:
Current lease cost	$24	$13	$72	$62
Long-term lease cost	176	183	507	637
Total operating lease cost	$200	$196	$579	$699

Finance lease cost:
Amortization of right-of-use assets	$3	$3	$10	$16
Interest on lease liabilities	-	-	1	1
Total finance lease cost	$3	$3	$11	$17

Our weighted-average lease term and discount rate used for leases were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Operating:
Weighted-average lease term (years)	2.22	3.07
Weighted-average discount rate	6.40%	6.38%

Finance:
Weighted-average lease term (years)	0.98	1.99
Weighted-average discount rate	5.59%	5.59%

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

September 2023 Oilfield Equipment Asset Purchase Agreement

On September 11, 2023, the Company completed an asset purchase agreement (the "Asset Purchase Agreement"), acquiring all of the oilfield equipment assets of oilfield services providers Rapid Hot Flow LLC and Rapid Pressure Services, LLC, from OilServ, LLC (collectively, "OilServ, LLC"), in exchange for 2,939,133 shares of the Company's common stock, valued at $1,057,500. The total shares issued at closing was 2,645,220 shares of Company common stock, and the remaining shares will be issued upon satisfaction of the indemnification provisions.

Warrants

A summary of warrant activity for the nine months ended September 30, 2023 is as follows (in thousands):

			Weighted Average
		Weighted Average	Remaining
	Shares	Exercise Price	Contractual Life (Years)
Outstanding as of December 31, 2022	1,760,805	$3.10	3.43
Issued	12,500,000	0.41	4.52
Exercised	(2,100,000)	0.005	-
Outstanding as of September 30, 2023	12,160,805	$0.87	4.22

Exercisable as of September 30, 2023	12,160,805	$0.87	4.22

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

Note 9 – Restricted Stock and Stock Options

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

A summary of the restricted stock activity is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted shares as of December 31, 2022	267,500	$2.44
Granted	139,262	1.26
Vested	(266,762)	1.86
Forfeited	(25,000)	1.02
Restricted shares as of September 30, 2023	115,000	$2.68

For the three and nine months ended September 30, 2023, the Company recognized stock-based compensation expense for restricted stock of approximately $44,000 and $224,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized stock-based compensation costs for restricted stock of approximately $159,000 and $655,000, respectively, in "Sales, general, and administrative expenses" in the condensed consolidated statements of operations. Compensation cost is revised if subsequent information indicates that the actual number of restricted stock vested due to service is likely to differ from previous estimates.

As of September 30, 2023, there is $44,000 of unamortized stock-based compensation expense for restricted stock to be amortized over the next three months.

The Company awarded 79,262 restricted shares for the 2023 Board of Directors fees and recognized expense of $21,000 and $62,000 related to the award of these shares for the three and nine months ended September 30, 2023, respectively.

The Company issued 50,000 restricted shares during the nine months ended September 30, 2022 as part of the severance agreement related to the resignation of a former Chief Financial Officer. This issuance had a grant date fair value of approximately $112,000 and the expense for this issuance was recognized within the line item "Severance and transition costs" in the condensed consolidated statement of operations for the nine months ended September 30, 2022. Unvested restricted performance share-based awards totaling 61,000 shares were forfeited as part of the severance agreement.

Stock Options

On July 18, 2016, the Board of Directors unanimously approved the adoption of the Enservco Corporation 2016 Stock Incentive Plan (the "2016 Plan"), which was approved by the stockholders on September 29, 2016. The aggregate number of shares of Company common stock that may be granted under the 2016 Plan is 533,334 shares plus authorized and unissued shares from the 2010 Plan totaling 159,448, for a total reserve of 692,782 shares. As of September 30, 2023, there were 250,000 options and 15,000 shares of restricted stock that remained outstanding under the 2016 Plan.

On September 11, 2023, the Company granted stock options to certain key employees to acquire 500,000 shares of the Company's common stock at an exercise price of $0.41 per share with 50% of such options vesting January 1, 2024, and the remaining balance vesting January 1, 2025. In connection with the stock options issuance, the Company recognized stock-based compensation costs of $27,000 respectively, for the three and nine months ended September 30, 2023. As of September 30, 2023, there is $148,000 of unamortized stock-based compensation expense for stock options to be amortized over the next fifteen months.

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

Completion and Other Services

This segment utilizes a fleet of specialized heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services for other industries, which consist primarily of hauling and transport of materials and heat treating for customers. Frac water heating is utilized by customers during the completion of oil and gas wells.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth certain financial information with respect to Enservco’s reportable segments (in thousands):

	Production Services	Completion and Other Services	Unallocated	Total
For the Three Months Ended September 30, 2023:
Revenues	$2,623	$314	$-	$2,937
Cost of revenues	3,151	435	-	3,586
Segment loss	$(528)	$(121)	$-	$(649)

Depreciation and amortization	$663	$57	$185	$905
Capital expenditures	$29	$3	$-	$32
Identifiable assets(1)	$10,788	$928	$43	$11,759

For the Three Months Ended September 30, 2022:
Revenues	$2,788	$321	$-	$3,109
Cost of revenues	2,599	890	-	3,489
Segment profit (loss)	$189	$(569)	$-	$(380)

Depreciation and amortization	$546	$432	$91	$1,069
Capital expenditures	$34	$27	$-	$61
Identifiable assets (1)	$9,017	$7,131	$206	$16,354

	Production Services	Completion and Other Services	Unallocated	Total
For the Nine Months Ended September 30, 2023:
Revenues	$8,375	$7,203	$-	$15,578
Cost of revenues	7,341	7,058	-	14,399
Segment profit	$1,034	$145	$-	$1,179

Depreciation and amortization	$1,129	$1,089	$603	$2,821
Capital expenditures	$59	$56	$-	$115
Identifiable assets(1)	$10,788	$928	$43	$11,759

For the Nine Months Ended September 30, 2022:
Revenues	$8,645	$6,497	$-	$15,142
Cost of revenues	7,976	6,724	-	14,700
Segment profit (loss)	$669	$(227)	$-	$442

Depreciation and amortization	$1,593	$1,440	$284	$3,317
Capital expenditures	$116	$104	$-	$220
Identifiable assets(1)	$9,017	$7,131	$206	$16,354

Note to tables:

(1)	Identifiable assets is calculated by summing the balances of accounts receivable, net; inventories; property and equipment, net; net right-of-use lease assets; assets held for sale; and other assets.

The following table reconciles segment profit (loss) reported above to the loss from operations reported in the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Segment loss	$(649)	$(380)
Sales, general, and administrative expenses	(979)	(1,094)
Severance and transition costs	-	(2)
Loss on disposal of equipment	(67)	(93)
Depreciation and amortization	(905)	(1,069)
Loss from operations	$(2,600)	$(2,638)

	For the Nine Months Ended
	September 30,
	2023	2022
Segment profit	$1,179	$442
Sales, general, and administrative expenses	(3,364)	(3,763)
Severance and transition costs	(1)	(301)
Gain (loss) on disposal of equipment	109	(258)
Impairment loss	(250)	-
Depreciation and amortization	(2,821)	(3,317)
Loss from operations	$(5,148)	$(7,197)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the results of operations for the three and nine months ended September 30, 2023 and 2022, as well as our financial condition, liquidity and capital resources as of September 30, 2023 and December 31, 2022. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Cautionary Note Regarding Forward-Looking Statements

The information discussed in this Quarterly Report on Form 10-Q ("Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements, other than statements of historical facts, included herein concerning, among other things, planned capital expenditures, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "believe," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could," and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, among others:

●	Our ability to obtain working capital on a timely basis from various sources, including from our 2022 Financing Facilities, in order to accommodate our business demands during our busiest periods during the winter heating season;
●	Our capital requirements and uncertainty of obtaining additional funding, whether equity or debt, on terms acceptable to us, especially during our slowest periods during the late spring through early fall;
●	Constraints on us as a result of our indebtedness, including restrictions imposed on us under the terms of our Utica Facility agreement and our ability to generate sufficient cash flows to repay our debt obligations and other payables;
●	Excessive fluctuations in the prices for crude oil and natural gas and uncertainties in global crude markets which could likely result in exploration and production companies cutting back their capital expenditures for oil and gas well drilling which in turn would result in significantly reduced demand for our drilling completion services, thereby negatively affecting our revenues and results of operations;
●	Competition for the services we provide in our areas of operations, which has increased significantly due to the recent increases in prices for crude oil and natural gas;
●	Our ability to implement price increases to maintain or improve operating margins, which are dependent upon market and other factors beyond our control including the increased cost of labor, services, supplies, and materials due to persistent inflation;
●	Continued interest rate increases could increase the cost of our variable rate indebtedness;
●	Weather and environmental conditions, including the potential of abnormally warm winters in our areas of operations that adversely impact demand for our completion services;
●	The impact of general economic conditions and supply chain shortages on the demand for oil and natural gas and the availability of capital which may impact our ability to perform services for our customers;
●	The geographical diversity of our operations which adds significantly to our costs of doing business;
●	Our history of losses and working capital deficits which, at times, have been significant;
●	Our ability to retain key members of our senior management and key technical employees;
●	Our ability to attract and retain employees, especially in our critical heating season, given tight labor markets;
●	The impact of environmental, health and safety and other governmental regulations, and of current or pending legislation or regulations, including pandemic related mandates, with which we and our customers must comply;
●	Reductions of leased federally owned property for oil exploration and production in addition to increased state and local regulations on drilling activity;
●	Developments in the global economy as well as any further pandemic risks and resulting demand and supply for oil and natural gas;
●	Risks relating to any unforeseen liabilities;
●	Federal and state initiatives relating to the regulation of hydraulic fracturing;
●	The price and volume volatility of our common stock;
●	Litigation, including the current class action lawsuit, which could lead us to incur significant liabilities and costs or harm our reputation; and
●	Other risks and uncertainties, including those listed under the section "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Finally, our future results will depend upon various other risks and uncertainties, including, but not limited to, those detailed in our filings with the SEC. For additional information regarding risks and uncertainties, please read our filings with the SEC under the Exchange Act and the Securities Act, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report. Other than as required under securities laws, we do not assume a duty to update these forward-looking statements, whether due to new information, subsequent events or circumstances, changes in expectations or otherwise.

Recent Developments

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September New Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually.

In October 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of New Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of New Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously invested $187,500 and $125,000, respectively, in aggregate principal amount of New Convertible Notes.

Recent Market Conditions

The recovery of the economy from the trough created during the pandemic, coupled with geopolitical events of the past eighteen months, had a positive impact on oil prices and demand for our business services throughout 2022, which softened during the first nine months of 2023. For the nine months ended September 30, 2023, WTI crude oil price averaged $77 per barrel, versus an average of $98 per barrel for the comparable period last year. Despite a decline in total domestic rigs in operation, which was 623 domestic rigs in operation as of September 30, 2023 compared to 765 domestic rigs in operation as of September 30, 2022, we believe that demand for our services remains relatively strong although the domestic rigs in operation count as of September 30, 2023 remains below pre-pandemic domestic rigs in operation. The Company has continued to experience consistent demand and micro and macro-economic conditions have continued to stabilize, allowing the Company to expect further improvement compared to the prior year.

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

OVERVIEW

Enservco Corporation ("Enservco") through its wholly-owned subsidiary (collectively referred to as the "Company", "we" or "us") provides various services to the domestic onshore oil and natural gas industry. These services include hot oiling and acidizing ("Production Services") and frac water heating ("Completion and Other Services").

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

RESULTS OF OPERATIONS

Executive Summary

Our business is highly seasonal, with more than half of our revenues being generated in the colder seasons of each year (winter and spring). Accordingly, the second and third quarters of each year are traditionally slow seasons for our services, as frac water heating activities are mostly unnecessary for our customers during the warmer months of each year.

Revenues for the three months ended September 30, 2023 decreased by $172,000, or 6%, as compared to the same period in 2022. Revenues for the nine months ended September 30, 2023 increased by $436,000, or 3%, as compared to the same period in 2022. The year-over-year decrease for the three months ended was primarily due to decreases in hot oiling and other warmer season activities within our Pennsylvania and Colorado regions, coupled with the elimination of activities within the North Dakota region. These activities consisted of water hauling, hot oiling and occasional roustabout work. The decreases from these activities from within these regions were mostly offset by increases within the Texas regions for hot oiling and acidizing services. While these operational decisions led to a nominal decrease in revenues in the current period, the Company expects these to be a positive for the Company in future periods. The year-over-year increase for the nine months ended was primarily due to overall increased demand for our services within our markets, as well as earlier than usual completions activity occurring in Colorado in the current year.

Segment profit for the three months ended September 30, 2023 decreased by $269,000, or 71%, as compared to the same period in 2022. Segment profit for the nine months ended September 30, 2023 increased by $737,000, or 167%, as compared to the same period in 2022. The decline in segment profit for the three months ended was primarily the result of the reasons discussed above for revenues. The increase in segment profit for the nine months ended was primarily the result of elections to focus on more profitable activities, as well as the increased demand for our services within our markets.

Sales, general, and administrative expenses for the three and nine months ended September 30, 2023 were similar to the same periods in 2022.

Net loss for the three months ended September 30, 2023 was $3.0 million, or a loss of $0.13 per basic and diluted share, compared to a net loss of $3.1 million, or a loss of $0.27 per basic and diluted share, for the same period in 2022. Net loss for the nine months ended September 30, 2023 was $6.6 million, or a loss of $0.35 per basic and diluted share, compared to a net loss of $3.9 million, or a loss of $0.34 per basic and diluted share, for the same period in 2022. Absent the non-recurring $4.3 million gain on debt extinguishment recognized in the first quarter of 2022, net loss improved in the nine months ended September 30, 2023 as compared to the prior year. This improvement was attributable to a year-over-year decrease in our loss from operations resulting from improvements in almost every operating expense category for the current year.

Adjusted EBITDA for the three months ended September 30, 2023 was a loss of $1.5 million compared to a loss of $1.3 million for the same period in 2022. Adjusted EBITDA for the nine months ended September 30, 2023 was a loss of $1.5 million compared to a loss of $2.6 million for the same period in 2022. These year-over-year changes were primarily attributable to the year-over-year changes in our segment profits and losses, coupled with year-over-year changes in our sales, general, and administrative expenses (net of stock-based compensation and non-recurring legal expense) for both periods presented. See the section below titled "Adjusted EBITDA" within this Item 2 for our definition of Adjusted EBITDA.

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

Completion and Other Services

This segment utilizes a fleet of specialized heating units to provide frac water heating services and related support services to the domestic oil and gas industry. These services also include other services for other industries, which consist primarily of hauling and transport of materials and heat treating for customers.

Unallocated

This segment includes general overhead expenses and assets associated with managing all reportable operating segments which have not been allocated to a specific segment.

The following tables set forth revenues from operations and segment (losses) profits for our business segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES:
Production services	$2,623	$2,788	$8,375	$8,645
Completion and other services	314	321	7,203	6,497
Total revenues	$2,937	$3,109	$15,578	$15,142

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
SEGMENT (LOSS) PROFIT:
Production services	$(528)	$189	$1,034	$669
Completion and other services	(121)	(569)	145	(227)
Total segment (loss) profit	$(649)	$(380)	$1,179	$442

Production Services

Production Services revenues, which accounted for 89% of total revenues for the three months ended September 30, 2023 and 54% of total revenues for the nine months ended September 30, 2023, were similar to the same periods in 2022.

Hot oiling revenues for the three and nine months ended September 30, 2023 were similar to the same periods in 2022.

Acidizing revenues for the three months ended September 30, 2023 were similar to the same period in 2022. Acidizing revenues for the nine months ended September 30, 2023 increased by $152,000, or 25%, as compared to the same period in 2022. This increase for the nine months ended was due to increased activity levels and demand for this service line in Texas, where the Company is focusing more of its efforts during the non-heating season to maximize revenue opportunities in that region of the country.

Segment profit for Production Services for the three months ended September 30, 2023 decreased by $717,000, or 380%, as compared to the same period in 2022. Segment profit for Production Services for the nine months ended September 30, 2023 increased by $365,000, or 55%, as compared to the same period in 2022. These year-over-year changes were primarily the result of the reasons discussed above for segment revenues, as well as the revenues and segment profit discussion within our "Executive Summary" section above.

Completion and Other Services

Completion and Other Services revenues, which accounted for 11% of total revenues for the three months ended September 30, 2023, were similar to the same period in 2022. This segment's revenues, which accounted for 46% of total revenues for the nine months ended September 30, 2023, increased by $706,000, or 11%, as compared to the same period in 2022. This increase for the nine months ended was primarily due to earlier than usual completions activity occurring in Colorado in the current year.

Segment profit for Completion and Other Services for the three months ended September 30, 2023 increased by $448,000, or 79%, as compared to the same period in 2022. Segment profit for Completion and Other Services for the nine months ended September 30, 2023 improved by $372,000, or 164%, as compared to the same period in 2022. These year-over-year changes were primarily the result of the reasons discussed above for segment revenues, as well as the revenues and segment profit discussion within our "Executive Summary" section above.

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

Direct Operating Expenses

Direct operating expenses, which include labor costs, propane, fuel, chemicals, truck repairs and maintenance, supplies, insurance, and site overhead costs for our operating segments, for the three and nine months ended September 30, 2023 were similar to the same periods in 2022.

Sales, General, and Administrative Expenses

Sales, general, and administrative expenses for the three and nine months ended September 30, 2023 were similar to the same periods in 2022.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2023 decreased by $164,000, or 15%, as compared to the same period in 2022. Depreciation and amortization expense for the nine months ended September 30, 2023 decreased by $496,000, or 15%, as compared to the same period in 2022. These decreases were primarily due to the selling and disposing of certain idle trucks and vehicles within our property and equipment, which began in the second half of 2022 and continues to be assessed, as well as the sale of our Tioga property and building which occurred in the fourth quarter of 2022, both of which resulted in a smaller depreciable base in 2023 on which our depreciation expense is calculated. Depreciation expense related to the equipment brought on through the Asset Purchase Agreement with OilServ, LLC has yet to be recognized in the current year given the timing of the transaction.

Loss from Operations

Loss from operations for the three months ended September 30, 2023 was similar to the same period in 2022. Loss from operations for the nine months ended September 30, 2023 improved by $2.0 million, or 28%, as compared to the same period in 2022. The improvement in loss from operations for the nine months ended was the result of improvements in almost every operating expense category for the current year as compared to the prior year.

Interest Expense

Interest expense for the three months ended September 30, 2023 was similar to the same period in 2022. Interest expense for the nine months ended September 30, 2023 increased by $531,000, or 50%, as compared to the same period in 2022. This increase was due to the combination of interest expense associated with the 2022 Financing Facilities brought on through the Refinancing, the interest costs associated with certain of our convertible promissory notes that we maintained throughout the current year periods, and the rising rate environment that currently exists at the macro level.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Management believes that, for the reasons set forth below, Adjusted EBITDA (a non-GAAP measure) is a valuable measurement of the Company's liquidity and performance and is consistent with the measurements offered by other companies in Enservco's industry.

The following tables present a reconciliation of our net losses to our Adjusted EBITDA for each of the periods indicated (in thousands):

	For the Three Months Ended September 30,
	2023	2022
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(3,016)	$(3,076)
Add back:
Interest expense	476	448
Depreciation and amortization	905	1,069
EBITDA (non-GAAP)	(1,635)	(1,559)
Add back (deduct):
Stock-based compensation	71	159
Severance and transition costs	-	2
Non-recurring legal expense	1	23
One-time software implementation cost	28	-
Loss on disposal of assets	67	93
Other income	(60)	(10)
Adjusted EBITDA (non-GAAP)	$(1,528)	$(1,292)

	For the Nine Months Ended September 30,
	2023	2022
Reconciliation from Net Loss to Adjusted EBITDA
Net loss	$(6,574)	$(3,871)
Add back:
Interest expense	1,584	1,053
Deferred income tax benefit	(16)	-
Depreciation and amortization	2,821	3,317
EBITDA (non-GAAP)	(2,185)	499
Add back (deduct):
Stock-based compensation	251	655
Severance and transition costs	1	301
Non-recurring legal expense	364	23
One-time software implementation cost	28	-
(Gain) loss on disposal of assets	(109)	258
Impairment loss	250	-
Gain on debt extinguishment(1)	-	(4,277)
Other income	(142)	(102)
Adjusted EBITDA (non-GAAP)	$(1,542)	$(2,643)

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

Changes in Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2023 decreased by $236,000, or 18%, as compared to the same period in 2022. Adjusted EBITDA for the nine months ended September 30, 2023 improved by $1.1 million, or 42%, as compared to the same period in 2022. These year-over-year changes were primarily attributable to the year-over-year changes in our segment profits and losses, coupled with the year-over-year changes in our sales, general, and administrative expenses (net of stock-based compensation and non-recurring legal expense) for both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(100)	$150
Net cash provided by investing activities	628	141
Net cash used in financing activities	(263)	(229)
Net increase in cash and cash equivalents	$265	$62

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $100,000 compared to cash provided by operating activities of $150,000 for the same period in 2022. This decrease in cash provided by operating activities of $250,000 was primarily due to a year-over-year reduction in net working capital changes, partially offset by year-over-year improvements in our segment profits.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $628,000 compared to cash provided by investing activities of $141,000 for the same period in 2022. This increase in cash provided by investing activities of $487,000 was primarily due to a year-over-year increase in net proceeds from disposals and purchases of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 was $263,000 compared to cash used in financing activities of $229,000 for the same period in 2022. This increase in cash used in financing activities of $34,000 was primarily due to an increase in year-over-year net repayments on our 2022 Financing Facilities, partially offset by current year net proceeds resulting from the February 2023 Offering and September 2023 Convertible Notes.

The following table sets forth a summary of certain aspects of our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Current assets	$4,953	$5,960
Total assets	14,525	19,838
Current liabilities	7,497	10,241
Total liabilities	13,283	18,669
Working capital deficit (current assets net of current liabilities)	(2,544)	(4,281)
Stockholders’ equity	1,242	1,169

Overview

We have funded our operations primarily with proceeds from borrowings under our credit facilities as well as debt financing arrangements with related parties, proceeds from sales of our equity securities, and cash generated from operations. As of September 30, 2023, we had outstanding principal loan balances on our outstanding indebtedness of $7.3 million with a weighted average interest rate of 13.08%.

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

On September 1, 2023, the Company issued a convertible promissory note in the amount of $750,000 to Cross River and a convertible promissory note in the amount of $50,000 to Kevin Chesser (“Chesser”), a director of the Company.

On September 11, 2023, pursuant to a Note Purchase Agreement (the "Note Purchase Agreement"), Cross River and Chesser exchanged the previously issued September 1, 2023 convertible promissory notes in the aggregate principal amounts of $750,000 and $50,000, respectively, for new convertible promissory notes (the “September 2023 Convertible Notes”) with the same principal amounts. On the same date, pursuant to the Note Purchase Agreement, the Company also issued September New Convertible Notes in the aggregate principal amount of $125,000 to Angel Capital Partners, LP ("Angel Capital"), and in aggregate principal amount of $187,500 to Equigen, II, LLC ("Equigen"), an entity owned by Steven A. Weyel, a director of the Company. The September 2023 Convertible Notes have an eighteen-month term and accrue interest at 16.00% annually. The Company is required to make interest only payments on a quarterly basis at the end of each calendar quarter, beginning with the quarter ending December 31, 2023. The first quarterly interest payment is payable in shares of the Company’s common stock based on the five (5) day moving average of the closing sales price of the common stock on the NYSE American immediately prior to December 31, 2023. For calendar quarters beginning March 31, 2024, the Company is required to make quarterly interest payments in cash within ten (10) days of the close of the quarter. The September 2023 Convertible Notes may not be prepaid by the Company. The Note Purchase Agreement contains certain covenants, including a covenant that, without the written approval of the holders of greater than 75% of the principal amount of the September 2023 Convertible Notes, restricts the Company’s ability to (a) incur any debt which is senior or pari-passu to the September 2023 Convertible Notes, or (b) issue any new securities subject to certain exceptions.

In October 2023, pursuant to the September 2023 Note Purchase Agreement, Cross River purchased an additional $150,000 of New Convertible Notes and Richard Murphy, our Chief Executive Officer and Chair, purchased $100,000 of New Convertible Notes. Also in October 2023, Equigen and Angel Capital contemporaneously invested $187,500 and $125,000, respectively, in aggregate principal amount of New Convertible Notes.

Our capital requirements for the remainder of 2023 are anticipated to include, but are not limited to, operating expenses, debt servicing, and capital expenditures, including maintenance of our existing fleet of assets.

Liquidity

As of September 30, 2023, our available liquidity was comprised of our cash and cash equivalents balance of $300,000. Recent convertible notes (see Note 5 - Debt to the condensed consolidated financial statements) have injected fresh sources of financing into the Company, which have improved our cash and overall financial position. Nonetheless, the Company will need to raise additional capital for its ongoing operations. As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to the Company on favorable terms, or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets, whether public or private, is subject to several factors including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry.

Working Capital

As of September 30, 2023, we had a working capital deficit of $2.5 million, compared to a working capital deficit of $4.3 million as of December 31, 2022. This $1.8 million decrease in working capital deficit was primarily attributable to reductions of our short-term debt obligations under the 2022 Financing Facilities.

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

Over the past three years, we have experienced significant fluctuations in the demand for our services. The price of crude oil decreased from $52 per barrel in December 2019 to $24 per barrel in March 2020, subsequently rebounding to $55 per barrel in March 2021 and continued its upward trajectory to $77 per barrel as of September 30, 2023. The number of domestic rigs in operation has followed this trend. In December 2019, the domestic rigs in operation count was at 805 domestic rigs in operation. This number fell to 728 in March 2020, 417 in March 2021, and has since rebounded to 623 as of September 30, 2023. The domestic rigs in operation count has continued steady at around 625 domestic rigs in operation through the filing date of this report. As previously indicated, we believe there historically has been a significant correlation between domestic rigs in operation and the demand for our services. While increases to total domestic rigs in operation and to energy demand in turn increases demand for some of our services, much of our revenues, specifically completion services revenues, are seasonal and there is no measurable way to anticipate the activity levels of these completion services or the impact of current warmer month demand on the upcoming winter months and heating season.

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

Capital Commitments and Obligations

Our capital obligations as of September 30, 2023 consist primarily of our 2022 Financing Facilities, the November 2022 Convertible Note and various September 2023 Convertible Notes. In addition, we also have scheduled principal payments under certain term loans, debt obligations, finance leases and operating leases. General terms and conditions for amounts due under these commitments and obligations are summarized in the notes to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we had no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in internal controls over financial reporting related to the following: (i) the Company’s application of the accounting for a warrant issued to a related party in connection with a conversion of subordinated debt to equity during the first quarter of 2021; (ii) the Company's eligibility to receive certain Employee Retention Credits through the CARES Act of 2020 which were recorded during the second quarter of 2021; and (iii) the Company's accounting for income taxes in connection with a change in control that occurred pursuant to the issuance of 4,199,998 shares of Company common stock during the first quarter of 2021. Notwithstanding the identified material weaknesses, as of September 30, 2023, management, including our principal executive officer and principal financial and accounting officer, believes that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2023, we have made progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing management and executive level review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title
10.1	Convertible Promissory Note dated September 1, 2023 of Enservco Corporation issued to Cross River Partners, LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 8, 2023).
10.2	Convertible Promissory Note dated September 1, 2023 of Enservco Corporation issued to Kevin Chesser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 8, 2023).
10.3	Asset Purchase Agreement dated as of September 11, 2023 among Enservco Corporation and Heat Waves Oil Service LLC and OilServ LLC, Rapid Hot Flow, LLC and Rapid Pressure Services, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2023).
10.4	Note Purchase Agreement effective as of September 11, 2023 among Enservco Corporation and the investors named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 15, 2023).
10.5	Form of Convertible Promissory Note dated September 11, 2023 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 15, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *      Filed herewith.

 **    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSERVCO CORPORATION

Date: November 14, 2023	/s/ Richard A. Murphy
Director and Executive Chairman (Principal Executive Officer)

Date: November 14, 2023	/s/ Mark K. Patterson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)